Form 10-Q
period 1993-06-30
CLOROX CO /DE/
filed 1994-01-28
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          Form 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993
                             or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number   1-07151


                        THE CLOROX COMPANY
     (Exact name of registrant as specified in its charter)

     DELAWARE                                         31-0595760
(State or other jurisdiction                        (I.R.S. Employer
of  incorporation or organization)                Identification number

 1221 Broadway - Oakland, California                 94612 - 1888
(Address of principal executive offices)

 Registrant's telephone number, (including area code) (510)-271-7000


(Former name, former address and former fiscal year, if changed since last report) Indicate by check mark whether the registrant
(1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X           No

As of December 31, 1993 there were outstanding 53,629,697 shares of Registrant's Common Stock (par-value - $1.00), its only class outstanding.





               Total  pages 10                             1


                                    PART I - FINANCIAL INFORMATION
                                     Item 1. Financial Statements
                                  The Clorox Company and Subsidiaries
                              Condensed Statements of Consolidated Earnings
                                 (In thousands, except per share amounts)


                                               Three Months Ended                           Six Months Ended
                                         12/31/93             12/31/92                12/31/93           12/31/92

Net Sales                              $  370,844           $  327,354              $  820,588         $  722,011

Costs and Expenses
  Cost of products sold                   163,386              141,272                 357,214            311,407

  Selling, delivery and administration     76,703               69,833                 161,825            145,517

     Advertising                           66,583               60,685                 144,557            122,963

     Research and development              10,314               10,371                  20,366             19,984

     Interest expense                       4,747                4,637                   8,668              9,347

     Other income, net                     (2,356)              (3,952)                 (9,026)            (4,926)

       Total costs and expenses           319,377              282,846                 683,604            604,292

Earnings from Continuing Operations
     before Income Taxes                   51,467               44,508                 136,984            117,719

Income Taxes                               20,881               17,476                  60,084             46,294



Earnings from Continuing Operations        30,586               27,032                  76,900             71,425

Earnings from and Gain on Sale of
     Discontinued Operations                   -                   211                  32,064                414

Net Earnings                           $   30,586           $   27,243              $  108,964         $   71,839

Earnings per Common Share
     Continuing Operations             $     0.57           $     0.50              $     1.42         $     1.31
     Discontinued Operations                   -                    -                     0.59               0.01

       Total                           $     0.57           $     0.50              $     2.01         $     1.32

Dividends per Share                    $     0.45           $     0.42              $     0.90         $     0.84

Weighted Average Shares Outstanding        53,971               54,653                  54,199             54,616



See Notes to Condensed Consolidated Financial Statements.

                                                                                         2



                                PART I - FINANCIAL INFORMATION (Continued)
                                      Item 1. Financial Statements
                                   The Clorox Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                            (In thousands)

                                                              12/31/93                6/30/93

ASSETS
  Current Assets
    Cash and short-term investments                       $    135,333            $    71,164
    Accounts receivable, less allowance                        143,916                226,675
    Inventories                                                142,955                105,890
    Deferred income taxes                                       21,041                 19,360
    Prepaid expenses                                            12,336                 16,369

    Net assets of discontinued operations                          -                    2,320
      Total current assets                                     455,581                531,778

  Property, Plant and Equipment - Net                          533,890                538,101

  Brands, Trademarks, Patents and Other Intangibles            464,220                463,941

  Investments in Affiliates                                     68,536                 68,179

  Other Assets                                                  64,449                 47,231

  Total                                                   $  1,586,676            $ 1,649,230


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                      $     67,735            $    84,243
    Accrued liabilities                                        200,717                226,775
    Income taxes payable                                        21,681                 20,585
    Commercial paper                                             5,776                 39,486
    Current maturities of long-term debt                           520                    481
      Total current liabilities                                296,429                371,570

  Long-term Debt                                               216,869                204,000

  Other Obligations                                             59,942                 50,663

  Deferred Income Taxes                                        147,521                143,703

  Put Option Obligations                                         9,704                    -

  Stockholders' Equity
    Common Stock                                                55,422                 55,422
    Additional paid-in capital                                 105,573                105,483
    Retained earnings                                          824,041                762,162
    Treasury shares, at cost                                  (103,320)               (23,357)
    Cumulative translation adjustments                         (25,505)               (20,416)
      Stockholders' Equity                                     856,211                879,294

  Total                                                  $   1,586,676           $  1,649,230

See Notes to Condensed Consolidated Financial Statements.                                                    3



                             PART I - FINANCIAL INFORMATION (Continued)
                                  Item 1.  Financial Statements
                                The Clorox Company and Subsidiaries
                           Condensed Statements of Consolidated Cash Flows
                                          (In thousands)

                                                                       Six  Months Ended
                                                                 12/31/93                12/31/92
Operations:
  Earnings from continuing operations                        $     76,900             $    71,425
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization                                  45,887                  40,567
    Deferred income taxes                                          11,706                  10,800
    Other                                                           1,011                  (1,149)
    Effects of changes in:
      Accounts  receivable                                         85,753                  78,788
      Inventories                                                 (36,573)                (32,258)
      Prepaid expenses                                              4,089                   2,342
      Accounts payable                                            (17,376)                (53,935)
      Accrued liabilities                                         (35,010)                (56,093)
      Income taxes payable                                         (1,421)                  1,467

      Net cash provided by continuing operations                  134,966                  61,954

  Net cash (used) provided by discontinued operations             (21,097)                  4,823

      Net cash provided by operations                             113,869                  66,777

Investing Activities:
  Property, plant and equipment                                   (28,347)                (39,296)
  Disposal of property, plant and equipment                         5,086                   2,043
  Businesses sold                                                 159,293                     -
  Businesses purchased                                            (20,920)                    -
  Other                                                           (19,825)                (21,910)

      Net cash provided by (used for) investment                   95,287                 (59,163)

Financing Activities:
  Long-term borrowings                                             13,049                     -

  Long-term debt repayments                                          (258)                   (317)
  Commercial paper, net                                           (33,710)                 24,906
  Cash dividends                                                  (48,973)                (45,862)
  Treasury stock purchased                                        (82,084)                    -
  Employee stock plans                                              6,989                   3,899

      Net cash used for financing                                (144,987)                (17,374)

Net Increase (Decrease) in Cash and Short-Term Investments         64,169                  (9,760)
Cash and Short-Term Investments:
  Beginning of period                                              71,164                  69,024

  End of period                                              $    135,333            $     59,264



                Item 1.  Financial Statements
               The Clorox Company and Subsidiaries
       Notes to Condensed Consolidated Financial Statements


(1) The summarized financial information for the six months ended December 31, 1993 and 1992 has not been audited, but in the opinion of management, all adjustments
    (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company) have been made. The results of the six months ended December 31, 1993 should not be considered as necessarily indicative of the results for the entire year.

(2) The Company sold Prince Castle in June 1993, the frozen foods business in July 1993 and its bottled water business in September 1993. These businesses have been reported as discontinued operations.






Results of discontinued operations are classified separately in the statements of consolidated earnings and include
(in thousands):
                                                                    Three
                                                                    Months
                                                                    Ended              Six Months Ended
                                                                    12/31/92        12/31/93          12/31/92
     Net Sales                                                   $    42,165       $  18,700         $  88,451

     Earnings from operations before income taxes                $       381           1,043         $     653
     Income taxes                                                        170             409               239
     Net earnings from discontinued operations                           211             634               414

     Gain on sale of businesses                                           -           42,177                -
     Income taxes                                                         -           10,747                -
     Net gain on sale of businesses                                       -           31,430                -

     Earnings from and gain on sale of
          discontinued operations                                $       211        $ 32,064         $     414




The net assets of the discontinued operations were segregated in the June 30, 1993 consolidated balance sheet and were comprised of the following (in thousands):


     Assets               $      105,678
     Liabilities                  13,358
     Net assets           $       92,320

The assets consisted primarily of accounts receivable, inventories, property, plant and equipment and intangibles, and liabilities consisted primarily of accounts payable and accrued liabilities.

                Item 1.  Financial Statements
              The Clorox Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements


(3)  Inventories consisted of (in thousands):
                                12/31/93                6/30/93

     Finished goods and work
      in process               $  96,985              $  64,162
     Raw materials and
      supplies                    45,970                 41,728

       Total                   $ 142,955              $ 105,890





(4) Other income, net consisted of (in thousands):
                                                 Three Months Ended                          Six Months Ended
                                          12/31/93                12/31/92           12/31/93                12/31/92
     Interest income                     $  (1,492)              $    (689)        $   (2,783)             $   (1,599)
     Equity earnings of affiliates          (1,488)                 (2,240)            (3,495                  (4,738)
     Amortization of intangibles             5,815                   5,282             11,526                  10,703
     Other income                           (5,191)                 (6,305)           (14,274)                 (9,292)

       Total                             $  (2,356)              $  (3,952)        $   (9,026)             $   (4,926)



(5) Put Option Obligations

The Company sold 600,000 put options during the first quarter of fiscal 1994 with various strike prices (average of $49.31 per share) that expire at various times through February 1994.
Upon exercise, each put option obligates Clorox to purchase one share of its Common Stock at the strike price. During the second quarter of fiscal 1994, 400,000 options expired. The aggregate exercise price of the remaining 200,000 options (average of $48.52 per share) totalling $9,704,000 has been classified as put option obligations with a corresponding increase to Treasury Stock at December 31, 1993.


(6) Stock Repurchases

In 1989, the Company commenced a program to repurchase up to 5 million shares of its outstanding stock through periodic open market and block transactions. These shares will be held in the Company's treasury and reissued for corporate uses. Through December 31, 1993, 3,363,615 shares had been repurchased under this plan to date, with 1,552,400 shares repurchased in July through December of 1993.


(7) Subsequent Event

The Company has agreed to purchase the assets of the S.O.S. products business from Miles Inc. on January 31, 1994, subject to final regulatory approval. The asset purchase includes trade receivables, inventories, property, plant and equipment and intangible assets including trademarks. Brands acquired include S.O.S. steel wool soap pads, Tuffy plastic scouring pads, and other S.O.S. cleaning products.
                                                            6

             Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition

                     Results of Operations

        Comparision of the Three Months Ended December 31, 1993
              with the Three Months Ended December 31, 1992


Net sales were a second quarter record and increased 13% primarily due to successful new product introductions, and the consolidation of an Argentine subsidiary in which Clorox increased its interest to 90% in June, 1994. New products which provided second quarter's sales and volume growth included Liquid Plumr build up remover, Tilex soap scum remover, Formula 409 glass and surface cleaner, and two Clorox toilet bowl cleaners. Net sales for the Company's Brita water filteration business were up strongly versus the year ago quarter. Price increases contributed less than 1% to the increase in sales. Clorox' bleach brands, salad dressings and other food brands volumes were flat versus the year ago quarter.

Gross margins were 56% in 1993 and 57% in 1992. The slight decline was due to the consolidation of the Company's Argentine subsidiary. Materials and plant operating costs remained flat on a per unit basis versus the year ago period. Gross margins are expected to remain at approximately the fiscal 1993 level for most of the Company's domestic product lines this fiscal year.

Research and development expense was flat versus the prior year and down as a percentage of sales. New product activity is expected to remain at a high level though spending should continue at current levels due to efforts made to shorten development times and improvements in efficiency in the research and development function. Selling, delivery, and administration expenses were up 9.8% principally due to the consolidation of the Argentine subsidiary. These costs were down slightly for the domestic businesses, and were down slightly as a percentage of sales. The reduction in the growth of these expenses continued as the Company makes progress towards its objective of achieving a $25 million reduction in annual operating expenses by the end of fiscal 1995.

Advertising expense was up 9.7% versus 1992 and the Company expects it to be up significantly for the year as new product introductions will continue to be at high levels and established brands will continue to receive strong support.

Other income was down principally due to last year's reversal of 1991 restructuring allowances due to lower than anticipated costs.

The effective tax rate for the quarter was 40.6% versus 39.3% for 1992, and reflects the recently enacted 1% increase in statutory rates resulting in approximately $500,000 in additional taxes versus the prior year. The 1% rate increase will affect all future quarters.

           Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition

                       Results of Operations

       Comparision of the Six Months Ended December 31, 1993
            with the Six Months Ended December 31, 1992


Net sales were a first six months record and increased 14% primarily due to successful new product introductions, and the consolidation of an Argentine subsidiary in which Clorox increased its interest to 90% in June 1994. New products which provided this period's sales and volume growth included Liquid Plumr build up remover, Tilex soap scum remover, Formula 409 glass and surface cleaner and two Clorox toilet bowl cleaners. Net sales for the Company's Brita water filtration business were up strongly versus the year ago period.

Gross margins were 57% in both 1993 and 1992. Material and plant operating costs were flat on a per unit basis. The Company does not anticipate that material costs will rise significantly during the year and efforts continue to contain plant operating costs growth. Gross margins should remain at approximately this level for most of the Company's domestic product lines this fiscal year.

Research and development expense increased slightly versus a year ago, but has declined slightly as a percent of sales. New product activity is expected to remain at a high level, though spending should continue at current levels due to efforts made to shorten development times and improve efficiency in the research and development function. Selling, delivery and administration expenses were up 11.2% principally due to the consolidation of the Argentine subsidiary, but were down slightly as percentage of sales versus 1992. Six month earnings reflect the continuing efforts to reduce the growth of these expenses that began in first quarter. The reduction in the growth of these expenses continued as the Company makes progress towards its objective of achieving a $25 million reduction in annual operating expenses by the end of fiscal 1995.

Advertising expense increased 17.6% versus 1992, and the Company expects it to be up significantly this year as new product introductions will continue at high levels and established brands will continue to receive strong support.

Interest expense is down due to lower commercial paper borrowing in 1993 versus 1992.

Other income was up $4,100,000 versus 1992 principally due to one time gains from the sales of idle property and the Company's grill business and higher royalty income. Offsetting these increases were lower equity earnings and higher amortization of intangibles, both attributable to the increase in ownership of the Argentine business, and 1992's one time reversal of 1991 restructuring allowances due to lower than anticipated costs.

The effective tax rate was 43.9% in 1993 versus 39.3% in 1992. The increase is primarily due to the recently enacted tax law that increased the statutory tax rate by 1%, and the retroactive effect of the increase for the January through June 1993 period, and an adjustment of deferred taxes. The 1% increase in the statutory tax rate resulted in approximately $1,400,000 additional tax expense, while the two latter items increased this period's expense by $4,000,000.

Income from discontinued operations in 1993 includes the gain on sale of the food service and the bottled water businesses of $31,430,000 net of $10,747,000 in taxes, and operating income of $1,043,000 net of $409,000 in taxes. All discontinued operations were sold by the end of the first quarter.

            Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition

                        Financial Position


The Company's financial position and liquidity have strengthened since June 30, 1993 principally due to cash provided by operations, and the completed sales of the bottled water and frozen foods discontinued operations during the first quarter. This is reflected by higher cash and short term investments balances, and significantly lower levels of commercial paper borrowing at December 31, 1993. Decreases in receivables and accounts payables and increases in inventories since June 30, 1993 reflect the normal seasonal pattern of the charcoal briquet
and insecticides businesses. Accrued liabilities were down from June 30, 1993 due to a heavier emphasis on promotional spending
versus advertising during the second quarter.   Furthermore,
the Company expects inventories to increase during the next fiscal quarters for the charcoal and insecticide businesses in anticipation of the 1994 seasons. Cumulative translation adjustments increased from June 30, 1993 due to the depreciation of the Spanish Peseta, the functional currency of the Company's HIBSA joint venture. Cash provided by operations was up significantly from the year ago period principally due to the timing of prior year payments for accounts payable and accrued liabilities.

The Board of Directors approved a stock repurchase program in 1989. The program authorized the repurchase of up to 5,000,000 shares of Clorox stock at a cost not to exceed $250,000,000. Through December 31, 1993, 3,343,615 shares at a cost of $153,404,000 were repurchased. The Company intends to repurchase approximately $100,000,000 of Clorox stock this year, and during the first and second quarters, repurchased $82,084,000
(1,552,400 shares) for Treasury Shares. The Company anticipates completing this phase of the repurchase program during this year, subject to market conditions and business opportunities which may arise. The Company sold 600,000 put options on Clorox stock during the first quarter in support of the shares repurchase program, of which 200,000 remain unexpired at December 31, 1993.

Management believes that the Company has sufficient access to additional capital at favorable terms through existing lines of credit and from public and private services should the need arise.

 S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE CLOROX COMPANY
                                        Registrant)




DATE January 24, 1994                 BY/HENRY J. SALVO/
                                         Henry J. Salvo, Jr.
                                         Vice-President
                                          - Controller