Form 10-Q
period 1994-03-31
CLOROX CO /DE/
filed 1994-05-13
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            Form 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994

                               OR


  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to


Commission file number   1-07151

                         THE CLOROX COMPANY
     (Exact name of registrant as specified in its charter)


     DELAWARE                                     31-0595760
(State or other jurisdiction                   (I.R.S. Employer
of  incorporation or organization)          Identification Number)


  1221 Broadway - Oakland, California             94612 - 1888
(Address of principal executive offices)

Registrant's telephone number,                   (510)-271-7000
 (including area code)

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

     Yes         X           No

As of March 31, 1994 there were outstanding 53,340,117 shares of Registrant's Common Stock (par-value - $1.00), its only class outstanding.



                                              Total  pages 11   1




                                            PART I - FINANCIAL INFORMATION
                                             Item 1. Financial Statements
                                           The Clorox Company and Subsidiaries
                                       Condensed Statements of Consolidated Earnings
                                          (In thousands, except per share amounts)


                                                        Three Months Ended                  Nine Months Ended
                                                    3/31/94           3/31/93           3/31/94           3/31/93

Net Sales                                    $      481,928    $      435,559        $1,302,516        $1,157,570

Costs and Expenses
  Cost of products sold                             211,964           185,897           569,178           497,304

  Selling, delivery and administration               87,640            85,093           249,465           230,610

  Advertising                                        82,363            72,197           226,920           195,160


  Research and development                           10,945             9,839            31,311            29,823

  Interest expense                                    4,383             5,509            13,051            14,856

  Other (income) expense, net                         1,261               392            (7,765)           (4,534)

     Total costs and expenses                       398,556           358,927         1,082,160           963,219


Earnings from Continuing Operations
 before Income Taxes                                 83,372            76,632           220,356           194,351

Income Taxes                                         33,857            30,106            93,941            76,400

Earnings from Continuing Operations                  49,515            46,526           126,415           117,951


Earnings (Losses) from and Gain on Sale of
 Discontinued Operations                                -              (1,106)           32,064              (692)

Net Earnings                                  $      49,515     $      45,420    $      158,479    $      117,259


Earnings per Common Share
  Continuing Operations                       $        0.93     $        0.85    $         2.35    $         2.16
  Discontinued Operations                               -               (0.02)             0.59             (0.01)

          Total                               $        0.93     $        0.83    $         2.94    $         2.15

Dividends per Share                           $        0.45     $        0.42    $         1.35    $         1.26

Weighted Average Shares Outstanding                  53,448            54,749            53,949            54,661



See Notes to Condensed Consolidated Financial Statements.

                                                                                                             2

CAPTION>


                                   PART I - FINANCIAL INFORMATION (Continued)
                                        Item 1. Financial Statements
                                     The Clorox Company and Subsidiaries
                                    Condensed Consolidated Balance Sheets
                                              (In thousands)



                                                                                   3/31/94                6/30/93

ASSETS
  Current Assets
    Cash and short-term investments                                         $      114,330          $      71,164
    Accounts receivable, less allowance                                            281,815                226,675
    Inventories                                                                    148,961                105,890
    Deferred income taxes                                                           20,007                 19,360
    Prepaid expenses                                                                10,080                 16,369
    Net assets of discontinued operations                                             -                    92,320
      Total current assets                                                         575,193                531,778

  Property, Plant and Equipment - Net                                              545,504                538,101

  Brands, Trademarks, Patents and Other Intangibles - Net                          555,525                463,941

  Investments in Affiliates                                                         69,711                 68,179

  Other Assets                                                                      61,356                 47,231

  Total                                                                     $    1,807,289          $   1,649,230







LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                        $       68,916          $      84,243
    Accrued liabilities                                                            229,392                226,775
    Income taxes payable                                                            24,026                 20,585
    Commercial paper                                                               181,496                 39,486
    Current maturities of long-term debt                                               341                    481
      Total current liabilities                                                    504,171                371,570

  Long-term Debt                                                                   216,209                204,000

  Other Obligations                                                                 62,519                 50,663

  Deferred Income Taxes                                                            147,788                143,703

  Stockholders' Equity
    Common Stock                                                                    55,422                 55,422
    Additional paid-in capital                                                     106,247                105,483
    Retained earnings                                                              849,185                762,162
    Treasury shares, at cost                                                      (110,232)               (23,357)
    Cumulative translation adjustments                                             (24,020)               (20,416)
      Stockholders' Equity                                                         876,602                879,294

  Total                                                                     $    1,807,289            $ 1,649,230

See Notes to Condensed Consolidated Financial Statements.                                                           3



                                     PART I - FINANCIAL INFORMATION (Continued)
                                            Item 1.  Financial Statements
                                        The Clorox Company and Subsidiaries
                                   Condensed Statements of Consolidated Cash Flows
                                                    (In thousands)
                                                                                Nine  Months Ended
                                                                            3/31/94           3/31/93
Operations:
  Earnings from continuing operations                                     $ 126,415         $ 117,951
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                            70,631            63,026
    Deferred income taxes                                                    16,205            16,200
    Other                                                                     2,820             1,115
    Effects of changes in:
      Accounts  receivable                                                  (48,482)          (18,529)
      Inventories                                                           (36,995)          (36,576)
      Prepaid expenses                                                       (1,362)            3,429
      Accounts payable                                                      (16,195)          (35,956)
      Accrued liabilities                                                    (7,834)          (39,686)
      Income taxes payable                                                      921             9,977

      Net cash provided by continuing operations                            106,124            80,951

  Net cash (used) provided by discontinued operations                       (21,097)            6,195

      Net cash provided by operations                                        85,027            87,146

Investing Activities:
  Property, plant and equipment                                             (37,901)          (54,772)
  Disposal of property, plant and equipment                                   6,790             3,833
  Businesses sold                                                           159,293                -
  Businesses purchased                                                     (139,054)               -
  Other                                                                     (23,732)          (30,284)

      Net cash used for investment                                          (34,604)          (81,223)

Financing Activities:
  Long-term borrowings                                                       17,669               339
  Long-term debt repayments                                                  (1,187)             (419)
  Commercial paper, net                                                     142,010            35,036
  Cash dividends                                                            (73,086)          (68,856)
  Treasury stock purchased                                                  (99,906)               -
  Employee stock plans                                                        7,243             5,900

       Net cash used for financing                                           (7,257)          (28,000)

Net Increase (Decrease) in Cash and Short-Term Investments                   43,166           (22,077)
Cash and Short-Term Investments:
  Beginning of period                                                        71,164            69,024

  End of period                                                           $ 114,330         $  46,947

                    Item 1.  Financial Statements
                  The Clorox Company and Subsidiaries
          Notes to Condensed Consolidated Financial Statements


(1) The summarized financial information for the nine months ended March 31, 1994 and 1993 has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company) have been made. The results of the nine months ended March 31, 1994 should not be considered as necessarily indicative of the results for the entire year.

(2) The Company sold Prince Castle in June 1993, the frozen foods business in July 1993 and its bottled water business in September 1993. These businesses have been reported as discontinued operations.




Results of discontinued operations are classified separately in the statements of consolidated earnings and include
(in thousands):
                                                                Three
                                                                Months
                                                                Ended                     Nine Months Ended
                                                               3/31/93              3/31/94                3/31/93

    Net Sales                                               $   40,988           $ 18,700            $    129,439

    Earnings (losses) from operations before
     income taxes                                           $   (1,793)          $  1,043            $     (1,140)
    Income taxes                                                  (687)               409                    (448)


    Net earnings (losses) from discontinued operations          (1,106)                634                  (692)

    Gain on sale of businesses                                     -                42,177                    -
    Income taxes                                                   -                10,747                    -
    Net gain on sale of businesses                                 -                31,430                    -

    Earnings (losses) from and gain on sale of
     discontinued operations                                $   (1,106)           $ 32,064           $      (692)




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

                     Item 1.  Financial Statements
                  The Clorox Company and Subsidiaries
           Notes to Condensed Consolidated Financial Statements


(3) On January 31, 1994, the Company acquired and accounted for as a purchase, the S.O.S products business of Miles, Inc. for $121,000,000 subject to adjustments as specified in the purchase agreement. The acquisition included the S.O.S. brand of soap pads and other cleaning products in the U.S. and Canada, manufacturing facilities, and certain items of working capital. Approximately $97,000,000 of the purchase price has been allocated to brands, trademarks and other intangibles to be amortized over an estimated life of 40 years. The acquisition was funded from cash and short term borrowings.

    Results of operations after the acquisition date are included in the Condensed Statements of Consolidated Earnings presented herein. Presented below is certain pro forma operating information for the nine month periods ended March 31, 1994 and 1993, assuming that this acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchase, additional depreciation based on the fair market value of the property, plant, and equipment acquired and the amortization of intangibles arising from the transaction.
    The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.








                                                                                  Nine Months Ended
     (In thousands, except per share amounts)                           3/31/94                     3/31/93


     Net Sales                                                  $      1,349,929           $      1,227,253

     Earnings from continuing operations                        $        123,495           $        120,062

     Net earnings                                               $        155,559           $        119,370

     Earnings per common share, continuing
          operations basis                                      $           2.29           $           2.20

     Net earnings per common share                              $           2.88           $           2.18



                   Item 1.  Financial Statements
                 The Clorox Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements


(4) Inventories consisted of (in thousands):

                                       3/31/94          6/30/93

    Finished goods and work in
     process                         $ 101,490        $  64,162
    Raw materials and supplies          47,471           41,728

      Total                          $ 148,961        $ 105,890





(5) Other expense (income), net consisted of (in thousands):

                                                  Three Months Ended                                Nine Months Ended
                                            3/31/94                3/31/93                     3/31/94            3/31/93


    Interest income                       $  (1,007)             $    (623)                 $   (3,789)         $  (2,222)
    Equity earnings of affiliates              (521)                (2,083)                     (4,016)            (6,821)
    Amortization of intangibles               6,650                  5,291                      18,176             15,994
    Other income                             (3,861)                (2,193)                    (18,136)           (11,485)

      Total                               $   1,261              $     392                  $   (7,765)         $  (4,534)



(6) Stock Repurchases

    In 1989, the Company commenced a program to repurchase up to 5 million shares of its outstanding stock through periodic open market and block transactions. These shares will be held in the Company's treasury and reissued for corporate uses. Through March 31, 1994, 3,674,515 shares had been repurchased under this plan to date, with 1,883,300 shares repurchased in July through March of 1994.

      Item 2.  Management's Discussion and Analysis of
        Results of Operations and Financial Condition

                   Results of Operations

     Comparision of the Three Months Ended March 31, 1994
          with the Three Months Ended March 31, 1993

Net sales were a third quarter record and increased 11% primarily due to successful new product introductions, sales from S.O.S brands acquired on January 31, 1994, and the consolidation of an Argentine subsidiary in which Clorox increased its interest to 90% in June, 1993. New products which provided third quarter's sales and volume growth included Liquid Plumr build up remover, Tilex soap scum remover, and two Clorox toilet bowl cleaners. Net sales for the Company's Brita water filtration business were up strongly versus the year ago quarter. Price increases contributed less than 1% to the increase in sales. Clorox charcoal brands, salad dressings and other food brands volumes were up 15% versus the year ago quarter, while its bleach brands were down 7%.

Gross margins were 56% in 1994 and 57% in 1993. The slight decline was due to the consolidation of the Company's Argentine subsidiary. Materials and plant operating costs remained flat on a per unit basis versus the year ago period. Gross margins are expected to remain at approximately the fiscal 1993 level for most of the Company's domestic product lines this fiscal year.

Research and development expense was up 11% versus the prior year and remained the same as a percentage of sales. New product activity is expected to remain at a high level, though spending should continue at current levels due to efforts made to shorten development times and to improvements in efficiency in the research and development function. Selling, delivery, and administration expenses were up 3% principally due to the consolidation of the Argentine subsidiary. These costs were down slightly for the domestic businesses, and remained the same as a percentage of sales. The reduction in the growth of these expenses continued as the Company makes progress towards its objective of achieving a $25 million reduction in annual operating expenses by the end of fiscal 1995.

Advertising expense was up 14% versus 1993 and the Company expects it to be up significantly for the year as new product introductions will continue to be at high levels and established brands will continue to receive strong support.

The effective tax rate for the quarter was 40.6% versus 39.3% for 1993, and reflects the recently enacted 1% increase in statutory rates resulting in approximately $800,000 in additional taxes versus the prior year. The 1% rate increase will affect all future quarters.

      Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition

                   Results of Operations

     Comparision of the Nine Months Ended March 31, 1994
          with the Nine Months Ended March 31, 1993

Net sales were a nine month record and increased 13% primarily due to successful new product introductions, sales from S.O.S brands acquired on January 31, 1994, and the consolidation of an Argentine subsidiary in which Clorox increased its interest to 90% in June 1993. New products which provided this period's sales and volume growth included Liquid Plumr build up remover, Tilex soap scum remover, Formula 409 glass and surface cleaner and two Clorox toilet bowl cleaners. Net sales for the Company's Brita water filtration business were up strongly versus the year ago period.

Gross margins were 56% in 1994 and 57% in 1993. The slight decline was due to the consolidation of the Company's Argentine subsidiary. Material and plant operating costs were flat on a per unit basis. The Company does not anticipate that material costs will rise significantly during the year and efforts continue to contain plant operating costs growth. Gross margins should remain at approximately this level for most of the Company's domestic product lines in fiscal year 1994.

Research and development expense increased 5% versus a year ago, but has remained steady as a percent of sales. New product activity is expected to remain at a high level, though spending should continue at current levels due to efforts made to shorten development times and improve efficiency in the research and development function. Selling, delivery and administration expenses were up 8% principally due to the consolidation of the Argentine subsidiary, but were down slightly as percentage of sales versus 1993. Nine month earnings reflect the continuing efforts that began in first quarter to reduce the growth of these expenses. The reduction in the growth of these expenses continued as the Company makes progress towards its objective of achieving a $25 million reduction in annual operating expenses by the end of fiscal 1995.

Advertising expense increased 16% versus 1993, and the Company expects it to be up significantly this year as new product introductions will continue at high levels and established brands will continue to receive strong support.

Interest expense is down due to lower average commercial paper borrowing in 1994 versus 1993, and the favorable effect of interest rate swaps.

Other income was up $3,200,000 versus 1993 principally due to one time gains from the sales of idle property and the Company's grill business. Offsetting these increases were lower equity earnings and higher amortization of intangibles attributable to the increase in ownership of the Argentine business, and 1993's one time reversal of 1991 restructuring allowances due to lower than anticipated costs.

The effective tax rate was 42.6% in 1994 versus 39.3% in 1993. The increase is primarily due to the recently enacted tax law that increased the statutory tax rate by 1%, and the retroactive effect of the increase for the January through June 1993 period, and a related adjustment of deferred taxes. The 1% increase in the statutory tax rate resulted in approximately $2,200,000 additional tax expense from continuing operations, while the two latter non-recurring items increased this period's expense by $4,000,000.

Income from discontinued operations in 1994 includes the gain on sale of the food service and the bottled water businesses of $31,430,000 net of $10,747,000 in taxes, and operating income of $1,043,000 net of $409,000 in taxes. All discontinued operations were sold by the end of the first quarter.

      Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition

                    Financial Position

The Company's financial position and liquidity continue to be strong principally due to cash provided by operations, and the completed sales of the bottled water and frozen foods discontinued operations during the first quarter, offset by the January 31, 1994 cash purchase of the S.O.S products business for $121,000,000. Increases in receivables, inventories and commercial paper since June 30, 1993 reflect the normal seasonal pattern of the charcoal briquet and insecticides businesses. In the third quarter every year, the Company encourages retailers to restock for the new season for these businesses by offering longer than normal payment terms extended to the fourth fiscal quarter. Accrued liabilities were up significantly principally due to higher levels of advertising planned for the second half of the fiscal year.

Brands, trademarks, and other intangibles increased principally due to the acquisition of the S.O.S products businesses.

The Board of Directors approved a stock repurchase program in 1989. The program authorized the repurchase of up to 5,000,000 shares of Clorox stock at a cost not to exceed $250,000,000. Through
March 31, 1994, 3,674,515 shares at a cost of $171,227,000 were repurchased. The Company intended to repurchase $100,000,000 of Clorox stock this year, and has completed this phase of the program by repurchasing 1,883,300 shares at a cost of $99,906,000. The Company sold 600,000 put options on Clorox stock during the first quarter in support of the shares repurchase program, all of which expired unexercised by February 22, 1994.

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

                                THE CLOROX COMPANY
                                (Registrant)


DATE _________________        BY /HENRY J. SALVO, JR./
                                Henry J. Salvo, Jr.
                                Vice-President - Controller