Form 10-K
period 1994-06-30
CLOROX CO /DE/
filed 1994-09-26
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                          FORM 10-K
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1994

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transmission period from _________________ to _________________

Commission file number 1-07151

                    THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

        DELAWARE                              31-0595760
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

   1221 Broadway, Oakland, CA                 94612-1888
(Address of principal executive                (Zip Code)
   offices)

Registrant's telephone number,
 including area code                       (510) 271-7000

Securities registered pursuant to Section 12(b)
 of the Act:
                                      Name of each exchange
   Title of each class                on which registered
- ------------------------              -----------------------
Common Stock, $1 par value            New York Stock Exchange
                                      Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of voting stock held by non-affiliates of the registrant at July 29, 1994: $1,861,402,866.

Number of shares of common stock outstanding at July 29, 1994; 53,373,421.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the Year Ended June 30, 1994 are incorporated by reference into Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual
Meeting of Stockholders to be held on November 16, 1994, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 1994, are incorporated by reference into Part III of this Report.



PART I

ITEM l.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS.

The Company (the term "Company" as used herein includes the registrant identified on the facing sheet, The Clorox Company, and its subsidiaries, unless the context indicates otherwise) was originally founded in Oakland, California in 1913 as the Electro-Alkaline Company. It was reincorporated as Clorox Chemical Corporation in 1922, as Clorox Chemical Co. in
1928, and as The Clorox Company (an Ohio corporation) in
1957, when the business was acquired by The Procter &
Gamble Company.  The Company was fully divested by The
Procter & Gamble Company in 1969 and, as an independent company, was reincorporated in 1973 in California as The Clorox Company. In 1986, the Company was reincorporated in Delaware.

The Clorox Company Annual Report for the Year Ended
June 30, 1994 ("Annual Report") to its stockholders is included in this Form l0-K. Portions of the Annual Report are incorporated herein by specific reference.

During fiscal year 1994, the Company continued the implementation of a new strategy for its domestic business. The process of divestiture of the Company's frozen food product lines and its bottled water business was completed. In its continuing operations, the Company continued to focus on expanding the business through internal development of new products and line extensions of existing products. The Company introduced
14 new products in the U.S. during fiscal year 1994.
It also continued its strategy of considering strategic acquisitions and, in that regard, acquired
S.O.S brand soap pads during the fiscal year. In addition to the S.O.S domestic business, the S.O.S acquisition provided a major source of growth in the Company's Canadian operations.

Internationally, the Company continued the implementation of its strategy of expanding its laundry, household cleaning and insecticide businesses to markets where these categories are not yet fully developed, but where high potential exists. With Yuhan Corporation, the Company formed the joint venture Yuhan-Clorox Co., Inc., which is now the leading bleach producer in the Republic of Korea. During fiscal year 1994, the Company made two acquisitions of bleach businesses in Chile and reached a definitive agreement to acquire the leading scrubber pad and stain remover business in Argentina, the acquisition of which was completed in July 1994. The Company is in the process of completing a merger of its Argentine subsidiaries, following the increase of the Company's ownership of its Argentine operations which occurred at the end of fiscal year 1993.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company's operations are predominantly in one segment
- -- non-durable household consumer products. Such operations include the production and marketing of non-durable consumer products sold primarily through grocery and other retail stores. Financial information for the last three fiscal years attributable to the Company's operations is set forth in the Consolidated
Financial Statements, pages 20 through 29 of the Annual Report, incorporated herein by this reference.




(c)  NARRATIVE DESCRIPTION OF BUSINESS.

PRINCIPAL PRODUCTS. Products currently marketed in the United States and certain foreign countries are listed on page 36 of the Annual Report, incorporated herein by this reference.

PRINCIPAL MARKETS - METHODS OF DISTRIBUTION. Most non-durable household consumer products are nationally advertised and sold within the United
States to grocery stores through a network of brokers that was reduced through consolidation during fiscal year 1994, and to mass merchandisers, warehouse clubs, military and other retail stores primarily through a direct sales force. The Company also sells, within the United States, institutional versions of specialty food and non-food products. Outside the United States, the Company sells consumer products through subsidiaries, licensees, distributors and joint venture arrangements with local partners.

SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company has obtained ample supplies of all required raw materials and packaging supplies, which, with a few exceptions, were available from a wide variety of sources during fiscal year 1994. Contingency plans have been developed for single sourced supplier materials. No supply problems are presently anticipated.

PATENTS AND TRADEMARKS. Although some products are covered by patents, the Company does not believe that patents, patent licenses or similar arrangements are material to its business. Most of the Company's brand name consumer products are protected by registered trademarks. Its brand names and trademarks are extremely important to its business and the Company pursues a course of vigorous action against apparent infringements.

SEASONALITY. The only portions of the operations of the Company which have any significant degree of seasonality are the marketing of charcoal briquets and insecticides.
Most sales of these product lines occur in the third and fourth fiscal quarters. Working capital to carry inventories built up in the off-season and to extend terms to customers is generally provided by internally generated funds plus commercial paper lines of credit.

CUSTOMERS AND ORDER BACKLOG. During fiscal year 1994, revenue from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies exceeded 10% of the Company's gross consolidated revenues. Except for this relationship, the Company is not dependent upon any other single customer or a few customers. Order backlog is not a significant factor in the Company's business.

RENEGOTIATION. None of the Company's operations is subject to renegotiation or termination at the election of the Federal government.

COMPETITION. The markets for consumer products are highly competitive and most of the Company's products compete with other nationally advertised brands within each category, and with "private label" brands and "generic" non-branded products of grocery chains and wholesale cooperatives. Competition is encountered from similar and alternative products, many of which are produced and marketed by major national concerns having financial resources greater than those of the Company.

A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion. If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain relative market position.

RESEARCH AND DEVELOPMENT. The Company's operations incurred expenses of approximately $44,558,000 in fiscal year 1994, $42,445,000 in fiscal year 1993 and
$42,052,000 in fiscal year 1992 on research activities relating to the development of new products or the maintenance and improvement of existing products. None of such research activity was customer sponsored.

ENVIRONMENTAL MATTERS. The Company does not anticipate making material capital expenditures in the future for environmental control facilities or to comply with environmental laws and regulations. However, in general, the Company does anticipate spending increasing amounts annually for facility upgrades and for environmental programs. The amount of capital expenditures for environmental compliance was not material in fiscal year 1994 and is not expected to be material in the next fiscal year.

In addition, the Company is involved in certain other environmental matters, as follows:

(i) The Company sold its architectural coatings business in fiscal year 1990. In connection with the disposition of those manufacturing facilities, the Company retained responsibility for certain environmental obligations.
The financial reserve established at the time of the sale is expected to be adequate to cover the financial responsibilities for environmental matters which may arise in the future.

(ii) The Company has been named as a potentially responsible party ("PRP") by the Environmental Protection
Agency pursuant to the Spill Compensation and Control
Act, the Sanitary Landfill Closure and Contingency Fund
Act, and a section of the Solid Waste Management Act, for two sites in New Jersey. Based on the Company's experience and because the Company's level of involvement is extremely limited, the Company does not expect that these matters will represent a material cost to the Company in the future.

(iii) The Company received a "No Further Action" letter regarding New Jersey Industrial Site Recovery
Act requirements related to the sale of its Jersey
City, New Jersey manufacturing facility, which occurred during fiscal year 1994. The Company does not expect that the cost of any future environmental liability in connection with the sale of this facility will be material.

(iv)  The Company operates a water treatment
operation at its former Oakland, California manufacturing location. This operation will be an on-going cost for the foreseeable future. A financial reserve established in an earlier year is considered by management to be adequate to cover the future costs of this water treatment operation.

(v) During fiscal year 1994, the Company executed an "Administrative Order on Consent" indicating its willingness to participate in a "de minimis" settlement offer relating to its alleged involvement at the American Chemical Services site in Griffith, Indiana.
The Company does not expect the settlement to represent a material cost in the future.

(vi) The Company has been identified as a PRP by the Environmental Protection Agency for a site in Johnson
County, Kansas. The Company is currently negotiating a settlement of this matter, which is not expected to represent a material cost to the Company.

(vii) The Company has incurred environmental remediation costs at one of its facilities in Chicago, Illinois, which are not material. The Company is seeking reimbursement of all these costs from an adjacent property owner.

(viii) The Company has announced that it contemplates the sale of its Dyersburg, Tennessee manufacturing facility and its Frederick, Maryland manufacturing facility.
Customary environmental investigations are being conducted in conjunction with the contemplated sales of these sites.
The Company does not expect that material environmental liabilities will be identified, and accordingly has not recorded any loss contingencies.

(ix) The Company has been named in a private action by a party seeking contribution by the Company for remediation costs relating to a site that the Company may have formerly been associated with in Dickinson
County, Michigan. Although the parties are currently in the discovery process and the basis for the Company's potential liability has not yet been clearly identified, the Company does not expect that this matter will represent a material cost in the future.

Although the potential cost to the Company related to the above ongoing environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and clean-up costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; and the timing, varying costs and effectiveness of alternative clean-up technologies; based on its experience and without offsetting for expected insurance recoveries or discounting for present value, the Company does not expect that such costs individually and in the aggregate will represent a material cost to the Company or affect its competitive position.

NUMBER OF PERSONS EMPLOYED. At the end of fiscal year 1994, approximately 4,850 persons were employed by the Company's continuing operations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
OPERATIONS AND EXPORT SALES.

Net sales, pretax earnings and identifiable assets related to foreign operations and export sales are each below l0% of the respective consolidated amounts for the Company for fiscal year 1994, have been below these levels for the two preceding fiscal years, but may not be indicative of future levels due to the Company's strategy to expand its international operations.

ITEM 2.  PROPERTIES

PRODUCTION FACILITIES. The Company operates production and major warehouse facilities for its operations in approximately 30 locations in the United States, Puerto Rico, Canada, Mexico, Argentina, Chile and the Republic of Korea. The vast majority of the space is owned. Some space, mainly for warehousing, is leased. The facility in Jersey City, New Jersey was sold during fiscal year 1994. The Frederick, Maryland facility was closed in August 1994.
As part of the acquisition of S.O.S in fiscal year 1994, the Company acquired two facilities, one in the United States and the other in Canada. The Canadian S.O.S facility is scheduled to be closed in fiscal year 1995. The Company considers its manufacturing and warehousing facilities to be adequate to support its business.

OFFICES AND TECHNICAL CENTER. The Company's general office building is owned and is located in Oakland, California. The Company also occupies leased office space in Oakland one block from its general office building. The Company's Technical Center and Data Center are owned and are located in Pleasanton, California. Leased sales and other office facilities are located at a number of manufacturing and other locations.

ENCUMBRANCES. None of the Company's owned facilities are encumbered to secure debt owed by the Company, except that the manufacturing facility in Wheeling, Illinois secures industrial revenue bond indebtedness incurred in relation to the construction thereof.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and current positions of the executive officers of the Company are set forth below:




Name (Age) and Year Elected to
    Current Position                                  Title and Current Position(s)


G. C. Sullivan             (54)        1992     Chairman of the Board, Chief Executive Officer
                                                and President

W. F. Ausfahl              (54)        1983     Group Vice President and Chief
                                                Financial Officer

E. A. Cutter               (55)        1992     Senior Vice President-General Counsel
                                                and Secretary

N. P. DeFeo                (48)        1993     Group Vice President-U.S. Operations

R. A. Llenado              (47)        1992     Group Vice President-Technical

P. N. Louras, Jr.          (44)        1992     Group Vice President

A. W. Biebl                (44)        1992     Vice President-Manufacturing, Engineering and
                                                Distribution

J. M. Brady                (40)        1993     Vice President-Human Resources

J. O. Cole                 (53)        1992     Vice President-Corporate Affairs

R. T. Conti                (39)        1992     Vice President-International

L. Griffey                 (58)        1993     Vice President-International
                                                Manufacturing

G. E. Johnston             (47)        1993     Vice President-Kingsford Products Division

R. C. Klaus                (49)        1990     Vice President-Professional Products

D. C. Murray               (58)        1989     Vice President-Household Products

L. S. Peiros               (39)        1993     Vice President-Corporate Marketing
                                                Services

J. D. M. Robertson         (42)        1993     Vice President-Foods Products Division

K. M. Rose                 (45)        1993     Vice President-Treasurer

H. J. Salvo, Jr.           (46)        1991     Vice President-Controller

B. A. Sudbury              (47)        1992     Vice President-Research and
                                                Development

F. A. Tataseo              (40)        l994     Vice President-Sales

E. N. Wheeler              (55)        l992     Vice President-Health, Safety
                                                and Environment

C. E. Williams             (45)        1993     Vice President-Information Services


There is no family relationship between any of the above named persons, or between any of such persons and any of the directors of the Company or any persons nominated for election as a director of the Company. See Item 10 of
Part III of this Form 10-K.

The current term of office of each officer is from the date of the officer's election to the date of the first
Board of Directors' meeting following the next Annual
Meeting of Stockholders or until the officer's successor is elected, subject to the power of the Board of Directors to remove any officer at any time.

W. F. Ausfahl and D.C. Murray have been employed by the Company for at least the past five years in the same respective positions as listed above. The other executive officers have held the respective positions described below for at least the past five years:

G. C. Sullivan joined the Company in 1971 in the sales department of Household Products. Prior to his election as Chairman of the Board, Chief Executive Officer and
President in 1992, he was Group Vice President from 1989 through 1992 and Vice President-Household Products from
1984 through 1989.

E. A. Cutter joined the Company in June 1983 as Vice
President-General Counsel and Secretary. He held this position through June 1, 1992, when he was elected
Senior Vice President-General Counsel and Secretary, with additional responsibility for the Company's government affairs and community affairs functions.

N. P. DeFeo joined the Company in June 1993 as Group Vice President-U.S. Operations. Previously, he had been with The Procter & Gamble Company for 25 years. His last position there was as Vice President and Managing Director of Worldwide Strategic Planning, Laundry and Cleaning Products.

R. A. Llenado joined the Company in September 1991 as Group
Vice President.  Prior to joining the Company, he was Vice
President, Research and Development, L & F Products, Inc.
(formerly Lehn & Fink Products Group, a subsidiary of
Eastman Kodak Co.) from 1988 to 1991.

P. N. Louras, Jr. joined the Company in April 1980 as Manager,
Analysis and Control, Kingsford Products. Prior to his election as Group Vice President effective June 1, 1992, he was Vice President-International from August 1990 through May 1992, Vice President-Controller from July
1988 through August 1990 and Controller, Household
Products from 1987 through July 1988.

A. W. Biebl joined the Company in 1981 as Manufacturing
Manager, Food Service.  Prior to his election as Vice
President-Manufacturing, Engineering and Distribution effective June 1, 1992, he was Vice President-Kingsford
Products from 1989 through May 1992 and Vice President-Food
Service Products from 1985 through 1989.

J. M. Brady joined the Company in 1976 as a brand assistant in Marketing, Household Products. From November 1991 until her election as Vice President-Human Resources in September 1993, she was Vice President-Corporate
Marketing Services.  She was director of Corporate
Marketing Services from August 1991 through November
1991, Director of Marketing, Kingsford Products from
1989 through August 1991 and held various marketing positions for Household Products and Kingsford
Products from 1987 through 1989.

J. O. Cole joined the Company in 1973 as an attorney in its Legal Services Department. He has served in numerous capacities in that Department and was named
Associate General Counsel in 1992. In November 1992, he was elected to the position of Vice President-Corporate
Affairs.

R. T. Conti joined the Company in 1982 as Associate Region Sales Manager, Household Products. Prior to his election as Vice President-International effective June 1, 1992, he was Area General Manager-International for Europe, Middle East and Africa from 1990 through May 1992 and Manager of Sales Planning for Household Products from 1987 through 1990.

G. E. Johnston joined the Company in July 1981 as Regional
Sales Manager-Special Markets. Prior to his election as Vice President-Kingsford Product Division effective
November 17, 1993, he was Vice President-Corporate
Development from June 1992 through November 16, 1993, and Director of Corporate Development from 1991 through May 1992, and Director of Business Development from
September 1989 through 1991.

R. C. Klaus joined the Company in 1977 as Region Sales
Manager-Household Products.  He was elected as Vice
President-Food Service Products in May 1990 and his title was changed to Vice President-Professional Products in July 1993 when the Food Services division was renamed the Professional Products division; and he was General
Manager-Food Service Products from May 1989 through
May 1990.

L. S. Peiros joined the Company in 1982 and was elected
Vice President-Corporate Marketing Services effective
September 1993. From June 1992 until his election to his current position he was Director of Marketing-Household
Products and from August 1991 through June 1992 he was Director of Marketing-Kingsford Products. Prior to that he had served in various marketing positions in both
Household Products and Kingsford Products.

J. D. M. Robertson joined the Company in 1977 as
Marketing Manager of The Clorox Company of Canada, Ltd.
Prior to his election as Vice President-Food Products
Division effective November 17, 1993, he was Vice
President-Kingsford Products from June 1992 through
November 16, 1993, and Director of Marketing, Household
Products from 1989 through May 1992.

K. M. Rose joined the Company in 1978 as a financial analyst. Prior to her election as Vice President-Treasurer effective July 15, 1992, she was Controller, Household Products from July 1988 through July 1992. Beginning October 1, 1994, she will also have responsibility for the Company's investor relations and risk management functions.

H. J. Salvo, Jr. joined the Company in 1972 as a staff accountant. Prior to his election as Vice President-Controller in November 1990, he was Director of Business Development from October 1989 through September 1990 and had served as Controller for three of the Company's operating units from 1983 through September 1989.

B. A. Sudbury joined the Company in 1978 as Project Leader in Research and Development. Prior to his election as Vice President-Research and Development effective June 1, 1992, he was Director of Research and Development, Household Products from 1985 through May 1992.

F. A. Tataseo will join the Company in October 1994 as
Vice President-Sales. Previously, he was employed by The Pillsbury Company (Division of Grand Metropolitan Inc.)
as Vice President, Sales (March - September 1994), and as
Vice President, Direct Sales Force (June 1993 - February
1994); and by The Procter & Gamble Company as Sales
Merchandising Division Manager, Soap Sector (May 1992 -
May 1993); as Division Sales Manager, Laundry Products
Category (November 1990 - April 1993); and as Division
Sales Manager, Fabric Care Category (July 1988 -
October 1990).

E. N. Wheeler joined the Company in 1973 as Manager of
Food Product Development. Prior to his election as Vice President-Health, Safety and Environment effective
June 1, 1992, he was Vice President-Research and
Development from 1981 through May 1992.

C. E. Williams joined the Company in May 1993 as Vice
President-Information Services. From 1987 until he joined the Company, Mr. Williams was Director of Information Services of the Fritz Companies, Inc.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION.

The principal markets for Clorox Common Stock are the New York and Pacific Stock Exchanges. The high and low sales prices quoted for New York Stock Exchange-Composite
Transactions Report for each quarterly period during the past two fiscal years appears under "Quarterly Data," page 32 of the Annual Report, incorporated herein by this reference, and on July 29, 1994, the closing price for the Company's stock was $49.75 per share.

(b)  HOLDERS.

The approximate number of record holders of Clorox Common
Stock as of July 29, 1994 was 12,539 based on information provided by the Company's transfer agent.

(c)  DIVIDENDS.

The amount of quarterly dividends paid with respect to Clorox Common Stock during the past two fiscal years appears under "Quarterly Data," page 32 of the Annual
Report, incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

This information appears under "Financial Summary," pages
30 and 31 of the Annual Report, incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

This information appears under "Management's Discussion and Analysis," pages 18 and 19 of the Annual Report, incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 18 through 28 and 32 of the Annual Report, incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM l0.  DIRECTORS AND EXECUTIVE OFFICERS OF
THE REGISTRANT

Information regarding each nominee for election as a director, including those who are executive officers of the Company, appears under "Nominees for Election as Directors" of the definitive Proxy Statement of the Company, which will be filed with the United States
Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 1994 ("Proxy Statement"), incorporated herein by this reference.

Pursuant to Instruction 3 to Item 401(b) of
Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.

The information required by Item 405 of Regulation
S-K appears under "Compliance with Section 16(a) of the Exchange Act" of the Proxy Statement, incorporated herein by this reference.


ITEM ll.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appears under "Organization of the Board of Directors,"
Employee Benefits and Management Compensation Committee
Report on Compensation," "Summary Compensation Table,"
"Options and Stock Appreciation Rights," "Comparative
Stock Performance," "Pension Plan," and "Supplemental
Executive Retirement Plan" of the Proxy Statement, all incorporated herein by this reference.

ITEM l2.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

Information concerning the only entity or person known to the Company to be the beneficial owner of more than 5% of its Common Stock appears under "Beneficial
Ownership of Voting Securities" of the Proxy Statement, incorporated herein by this reference.

(b)  SECURITY OWNERSHIP OF MANAGEMENT.

Information concerning the beneficial ownership of the Company's Common Stock by each nominee for election as a director appears under "Nominees for Election as Directors" of the Proxy Statement and by all directors and executive officers as a group appears under "Beneficial Ownership of Voting Securities" of the Proxy Statement, both incorporated herein by this reference.

ITEM l3.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Information concerning transactions with directors, nominees for election as directors, management and the beneficial owner of more than 5% of the Company's
Common Stock appears under "Beneficial Ownership of
Voting Securities" of the Proxy Statement, incorporated herein by this reference.

PART IV




ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)  (1)     Financial Statements:                                                                  Page

     Financial Statements and Independent Auditors' Report                                        Copy
     included in the Annual Report, incorporated herein by this                                 Included
     reference:

          Statements of Consolidated Earnings for the years ended June 30, 1994, l993 and l992

          Consolidated Balance Sheets, June 30, 1994 and l993

          Statements of Consolidated Stockholders' Equity for the years ended June 30, 1994, l993 and l992

          Statements of Consolidated Cash Flows for the years ended June 30, 1994, l993 and l992

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

          Quarterly Data

     (2) Financial Statement Schedules as of June 30, 1994 or for the years ended June 30, 1994, l993 and l992, as applicable:

          Independent Auditors' Report on Financial Statement                                   17
          Schedules


          I         Short-Term Investments                                                      18

          V         Property, Plant and Equipment                                               19

          VI        Accumulated Depreciation and Amortization of                                20
                    Property, Plant and Equipment

          VIII      Valuation and Qualifying Accounts and Reserves                              21

          IX        Short-Term Borrowings                                                       22

          X         Supplementary Income Statement Information                                  23

                    Other schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

      (3) Executive Compensation Plans and Arrangements:

          Stock Option Plan (1977), amended 10/16/80, 7/21/82, 6/21/83,
          10/19/83 and 11/17/93 (Exhibit 10(i) to Annual Report on Form 10-K for the year ended June 30, 1994)

          Long-Term Compensation Program dated October 21, 1987, amended 11/17/93 (Exhibit 10(ii) to Annual Report on Form 10-K for the year ended June 30, 1994)

          Officer Employment Contract (form) (Exhibit 10(ix) to Annual Report on Form 10-K for the year ended June 30, 1993)

          Supplemental Executive Retirement Plan dated July 17, 1991 (Exhibit 10(x)
          to Annual Report on Form 10-K for the year ended June 30, 1993)



(b)       Current Reports on Form 8-K during the fourth quarter of fiscal year 1994:

          None.

(c)       Exhibits:

          Index to Exhibits follows.

(d)       (Not applicable)

Index to Exhibits

      (2) (Not applicable)

      (3) (i) Certificate of Incorporation dated October 22, 1986 (filed as Exhibit (3)(i) to Annual Report on Form 10-K for the year ended June 30, 1987, incorporated herein by this reference)

          (ii)Bylaws dated November 18, 1992 (restated) (filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended December 31,  1992, incorporated herein by this reference)

      (4) (i) Form of Indenture between the Company and Wachovia Bank & Trust Company, N.A. as Trustee, regarding
              $200,000,000 in 8.8% Notes due 2001 (filed as Exhibit 4 to Registration Statement on Form S-3
              No. 33-4083 dated May 24, 1991, incorporated herein by this reference)

         (ii) Prospectus Supplement (to Prospectus dated July 9, 1991) giving terms of the Indenture referenced in Exhibit
              4 (i) above  (filed on July 18, 1991, 1991, supplementing the Registration Statement on Form S-3 No.
              33-4083 dated May 24, 1991, and incorporated herein by this reference)

      (9)     (Not applicable)

      (10)    Material contracts:

          (i) Stock Option Plan (1977) (Amended l0/l6/80, 7/2l/82, 6/2l/83, l0/l9/83, 9/18/85, 11/20/85, 7/15/87
              and 11/17/93) (Exhibit 10(i) to Annual Report on Form 10-K for the year ended June 30, 1994)

         (ii) Long-Term Compensation Program dated October 21, 1987 (filed as Exhibit 10(ii) to Annual Report on Form 10-K for the year ended June 30, 1994)

        (iii) Agreement between Henkel KGaA and the Company dated June l8, l98l (filed as Exhibit (l0)(v) to
              Form 8 dated August ll, l983, incorporated herein by this reference)

         (iv) Agreement between Henkel GmbH (now Henkel KGaA) and the Company dated July 3l, l974 (filed as Exhibit
              (l0)(vi) to Form 8 dated August ll, l983, incorporated herein by this reference)

         (v)  Agreement between Henkel KGaA and the Company dated November l6, l98l (filed as Exhibit (l0)(vii)
              to Form 8 dated August ll, l983, incorporated herein by this reference)

        (vi)  Agreement between Henkel KGaA and the Company dated July 16, 1986 (filed as Exhibit B to Current Report on Form 8-K for March 19, 1987, incorporated herein by this reference)

       (vii)  Agreement between Henkel KGaA and the Company dated March 18, 1987 (filed as Exhibit A to Current Report on Form 8-K for March 19, 1987, incorporated herein by this reference)

      (viii)  Agreement between Henkel KGaA and the Company dated January 16, 1992 (filed as Exhibit 10(xi) to Annual
              Report on Form 10-K for the year ended June 30, 1992, incorporated herein by this reference)

        (ix)  Officer Employment Contract (form) (filed as Exhibit 10(ix) to Annual Report on Form 10-K for the year ended June 30, 1993, incorporated herein by this reference)

         (x)  Supplemental Executive Retirement Plan dated July 17, 1991 (filed as Exhibit 10(x) to Annual Report on
              Form 10-K for the year ended June 30, 1993, incorporated herein by this reference)

        (xi)  1993 Directors' Stock Option Plan dated November 17, 1993 (filed as Exhibit 10(xi) to Annual Report on Form 10-K for the year ended June 30, 1994)

      (11)    (Not applicable)

      (12)    (Not applicable)

      (13)    Annual Report, following the Financial Statement Schedules of this Form 10-K

      (16)    (Not applicable)

      (l8)    (Not applicable)

      (21)    Subsidiaries of the registrant, following Exhibits 10(i)(ii) and (xi) of this Form 10-K

      (22)    (Not applicable)

      (23)    Independent Auditors' Consent, following Exhibit 21 of this Form 10-K

      (24)    (Not applicable)

      (26)    (Not applicable)

      (27)    Financial Data Schedule, following Exhibit 23 of this Form 10-K

      (28)    (Not applicable)



SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE CLOROX COMPANY

Date:  September 21, 1994      By: /s/G. C. Sullivan
                               G. C. Sullivan, Chairman of the
                               Board and Chief Executive
                               Officer


Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature             Title                                                           Date


/s/G.C. Sullivan           Chairman of the Board & Director (Chief Executive Officer)      September 21, 1994
G. S.  Sullivan

/s/W. F. Ausfahl           Group Vice President & Director (Principal Financial Officer)   September 21, 1994
W. F. Ausfahl

/s/s/D. Boggan, Jr.        Director                                                        September 21, 1994
D. Boggan, Jr.

/s/J. W. Collins           Director                                                        September 21, 1994
J. W. Collins


/s/U. Fairchild            Director                                                        September 21, 1994
U. Fairchild

(signatures continue)

/s/J. Krautter             Director                                                        September 21, 1994
J. Krautter

/s/J. Manchot              Director                                                        September 21, 1994
J. Manchot

/s/D. O. Morton            Director                                                        September 21, 1994
D. O. Morton

/s/E. L. Scarff            Director                                                        September 21, 1994
/E. L. Scarff

s/L. R. Scott              Director                                                        September 21, 1994
L. R. Scott

/s/F. N. Shumway           Director                                                        September 21, 1994
F. N. Shumway

/s/J. A. Vohs              Director                                                        September 21, 1994
J. A. Vohs

/s/C. A. Wolfe             Director                                                        September 21, 1994

 /s/H. J. Salvo, Jr.       Vice President-Controller (Principal Accounting Officer)        September 21, 1994



INDEPENDENT AUDITORS' REPORT
 ON FINANCIAL STATEMENT SCHEDULES



The Stockholders and the Board of Directors of The Clorox Company:

We have audited the consolidated financial statements of The Clorox Company and its subsidiaries as of June 30, 1994 and 1993, and for each of the three years in the period ended June 30, 1994, and have issued our report thereon dated August 11, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Clorox Company and its subsidiaries listed in
Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/Deloitte & Touche

San Francisco, California
August 10, 1994


                       SCHEDULE I



          THE CLOROX COMPANY AND SUBSIDIARIES

                  SHORT-TERM INVESTMENTS

                      June 30, 1994
                      (In thousands)



     COLUMN A                     COLUMN B            COLUMN C

                              Principal Amount
  Name of Issuer and              of Bonds            Cost of
Title of Each Issue <F1>         and Notes           Each Issue



Eurodollar Time Deposits,
 issued by J. P. Morgan         $50,624             $50,624

Eurodollar Time Deposits          6,000               6,000

Repurchase Agreements            26,600              26,600

Certificate of Deposits           3,000               3,000

Foreign Government Notes             13                  13


              Total             $85,877             $85,877
                                 ========           ========



[FN]
<F1>  Names of issuers have been omitted when no security of the same issuer in the aggregate is more than two percent of total assets.

Information required by Columns D & E is omitted since short-term investments are valued at cost, and such cost approximates market value.


                                                                                               SCHEDULE V

                                           THE CLOROX COMPANY AND SUBSIDIARIES
                                              PROPERTY, PLANT AND EQUIPMENT
                                     FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                      (In thousands)
- ----------------------------------------------------------------------------------------------------------
                COLUMN A                 COLUMN B      COLUMN C     COLUMN D    COLUMN E       COLUMN F


                                                                                  <F2>
                                         Balance at     <F1>                     Other         Balance at
                                         beginning     Additions                changes -         end
             Classification              of period     at cost    Retirements   add(deduct)    of period
- ----------------------------------------------------------------------------------------------------------
        YEAR ENDED JUNE 30, 1994
          Land and improvements          $57,594        $3,309      $1,860          ($38)       $59,005
          Buildings                      262,198        13,673      13,767          (140)       261,964
          Machinery & equipment          443,157        69,930      16,769          (415)       495,903
          Construction in progress        51,304       (14,146)      3,496           (12)        33,650
                                         --------      -------      --------       ------      ---------
              Total                     $814,253       $72,766      35,892         ($605)      $850,522
                                        =========      =======      ========       ======      =========

        YEAR ENDED JUNE 30, 1993
          Land and improvements          $50,214        $7,685        $290          ($15)       $57,594
          Buildings                      243,933        26,090       7,713          (112)       262,198
          Machinery & equipment          352,039       110,573      19,237          (218)       443,157
          Construction in progress       106,116       (53,314)      1,495            (3)        51,304
                                         --------      -------      --------       ------      ---------
              Total                      $752,302      $91,034      $28,735        ($348)      $814,253
                                        =========      =======      ========       ======      =========


        YEAR ENDED JUNE 30, 1992
          Land and improvements          $44,651        $6,195        $622          ($10)       $50,214
          Buildings                      232,415        12,412         818           (76)       243,933
          Machinery & equipment          319,431        41,415       8,672          (135)       352,039
          Construction in progress        52,153        55,738       1,773            (2)       106,116
                                         --------      -------      --------       ------      ---------
              Total                     $648,650      $115,760     $11,885         ($223)      $752,302
                                        =========      =======      ========       ======      =========


        <F1>  Significant additions in all three years related to expansion of processing and packaging facilities and equipment.
        <F2>  Effect of translating property, plant and equipment of foreign subsidiaries using the exchange rates in effect at the balance sheet date as required by Statement of Financial Accounting Standards No. 52
              (see Note 1 to Consolidated Financial Statements, page 24 of the Annual Report, incorporated herein by this reference).


                                                                                               SCHEDULE VI

                                               THE CLOROX COMPANY AND SUBSIDIARIES
                                 ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                         FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                         (In thousands)
- ----------------------------------------------------------------------------------------------------------
                COLUMN A                 COLUMN B      COLUMN C     COLUMN D    COLUMN E       COLUMN F


                                                       Additions                   (1)
                                         Balance at    charged to                 Other        Balance at
                                         beginning     costs &                  changes -         end
             Classification              of period     expenses   Retirements   add(deduct)    of period
- ----------------------------------------------------------------------------------------------------------
        YEAR ENDED JUNE 30, 1994
          Land and improvements           $6,417        $1,196        $498           ($9)        $7,106
          Buildings                       68,354        12,054       4,753           (48)        75,607
          Machinery & equipment          201,381        48,410      14,367          (215)       235,209
                                        --------       -------     -------         ------      --------
              Total                     $276,152       $61,660     $19,618         ($272)      $317,922
                                        ========       =======     =======         ======      ========

        YEAR ENDED JUNE 30, 1993
          Land and improvements           $5,468          $943        ($14)          ($8)        $6,417
          Buildings                       59,179        11,877       2,665           (37)        68,354
          Machinery & equipment          179,026        38,712      16,200          (157)       201,381
                                        --------       -------     -------         ------      --------
              Total                     $243,673       $51,532     $18,851         ($202)      $276,152
                                        ========       =======     =======         ======      ========


        YEAR ENDED JUNE 30, 1992
          Land and improvements           $4,835          $771        $133           ($5)        $5,468
          Buildings                       49,151        10,845         794           (23)        59,179
          Machinery & equipment          152,870        32,851       6,602           (93)       179,026
                                        --------       -------     -------         ------      --------
              Total                     $206,856       $44,467      $7,529         ($121)      $243,673
                                        ========       =======     =======         ======      ========

        <F1> Effect of translating property, plant and equipment of foreign subsidiaries using the exchange rates in effect at the balance sheet date as required by Statement of Financial Accounting
             Standards No. 52 (see Note 1 to Consolidated Financial Statements, page 24 of the Annual Report, incorporated herein by this reference).

             Depreciation - Rates used to compute depreciation are generally as follows:
                            Land improvements          3-1/3% to 10%
                            Buildings                  2-1/2% to 10%
                            Machinery and equipment        5% to 33-1/3%


                                                                                     SCHEDULE VIII

                                    THE CLOROX COMPANY AND SUBSIDIARIES
                                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                (In thousands)

- -----------------------------------------------------------------------------------------------------
   COLUMN A                  COLUMN B      COLUMN C (1)    COLUMN C (2)  COLUMN D      COLUMN E
                                           Additions       Additions
                             Balance       Charged to      Charged to                  Balance as
                             beginning     Costs and       Other                       end of
   Description               of period     Expenses        Accounts      Deductions    period
- -----------------------------------------------------------------------------------------------------

YEAR ENDED JUNE 30, 1994      N/A                                                      N/A



YEAR ENDED JUNE 30, 1993      N/A                                                      N/A



YEAR ENDED JUNE 30, 1992
   Inventories valuation
     allowance resulting
     from restructuring       $3,516                                      $3,516         0


                                                                                   SCHEDULE IX
                                   THE CLOROX COMPANY AND SUBSIDIARIES
                                         SHORT-TERM BORROWINGS
                            FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                             (In thousands)


- -------------------------------------------------------------------------------------------------
   COLUMN A                 COLUMN B     COLUMN C     COLUMN D      COLUMN E       COLUMN F



                                                                                   Weighted
                                                      Maximum       Average        Average
   Category of                           Weighted     Amount        Amount         Interest
   Aggregate                Balance      Average      Outstanding   Outstanding    Rate
   Short-Term               at End       Interest     During        During         During the
   Borrowing <F1>           of Period    Rate         the Period    the Period<F2> Period <F3>
- -------------------------------------------------------------------------------------------------

YEAR ENDED JUNE 30, 1994
   Commercial Paper and
    Other                   $42,916 <F4>   4.43%       $173,185      $59,186        3.50%




YEAR ENDED JUNE 30, 1993
   Commercial Paper and
    Other                   $39,486 <F4>   3.14%       $112,999      $79,203        3.25%




YEAR ENDED JUNE 30, 1992
   Commercial Paper         $77,410        3.86%       $178,816     $153,952        4.86%




<F1>  These are temporary borrowings with maturity term from 1 to 91 days.
<F2>  Computed as the average of ending daily balances outstanding.
<F3>  Computed based upon average daily balances outstanding.
<F4>  Amounts include commercial paper of $34,855 and $34,941, and short-term notes payable to banks of
      $8,061 and $4,544 at June 30, 1994 and 1993, respectively.


                                SCHEDULE X




                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                              (In thousands)



- ----------------------------------------------------------------
                COLUMN A                 Column B

                                  Charged to costs and expenses

                  Item          1994       1993       1992
- ----------------------------------------------------------------

   Maintenance and repairs     $31,300    $29,700    $29,900






Items not shown above are reported in the related consolidated financial statements or have been omitted because they do not exceed 1% of total net sales.




APPENDIX

(to Form 10-K)


The following items have been filed under cover of Form SE:



1. Page 18 - Bar Chart entitled "Clorox Value Measure", showing the economic value measurement of the Company over the period of the last five fiscal years.

2.  Page 19 - Bar Chart entitled "Cash Provided, Continuing
    Operations."