Form 10-K/A
period 1994-06-30
CLOROX CO /DE/
filed 1994-09-27
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                   AMENDMENT NO. 1 TO FORM 10-K

                           FORM 10-K/A
(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1994

OR  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
For the transmission period from           to

Commission file number 1-07151

                     THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

  DELAWARE                                     31-0595760
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

1221 Broadway, Oakland, CA                     94612-1888
(Address of principal                          (Zip Code)
 executive offices

Registrant's telephone number,               (510) 271-7000
including area code




THIS AMENDMENT IS BEING FILED SOLELY TO CORRECT A TYPOGRAPHICAL
ERROR IN THE INDEPENDENT AUDITORS' REPORT ON FINANCIAL
STATEMENT SCHEDULES.  SUCH REPORT, AS AMENDED, IS ATTACHED
IN ITS ENTIRETY. THE FINANCIAL STATEMENT SCHEDULES ARE ALSO
ATTACHED FOR CONVENIENCE OF THE READER.

PART IV

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a) (2)   Financial Statement Schedules as of June 30,
          1994 or for the years ended June 30, 1994,
          l993 and l992, as applicable:
                                                          Page
                                                          -----
                Independent Auditors' Report on              4
                Financial Statement Schedules
                (as amended)

      I         Short-Term Investments                       5

      V         Property, Plant and Equipment                6

     VI         Accumulated Depreciation and                 7
                Amortization of Property, Plant
                and Equipment

   VIII         Valuation and Qualifying Accounts            8
                and Reserves

     IX         Short-Term Borrowings                        9

      X         Supplementary Income Statement              10
                Information



 SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE CLOROX COMPANY


Date:  September 27, 1994      By: /s/ E. A. Cutter
                               E. A. Cutter, Senior Vice
                               President - General Counsel
                               and Secretary

INDEPENDENT AUDITORS' REPORT
 ON FINANCIAL STATEMENT SCHEDULES



The Stockholders and the Board of Directors of The Clorox Company:

We have audited the consolidated financial statements of The Clorox Company and its subsidiaries as of June 30, 1994 and 1993, and for each of the three years in the period ended June 30, 1994, and have issued our report thereon dated
August 10, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Clorox Company and its subsidiaries listed in Item 14(a)(2).
These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche

Deloitte & Touche

San Francisco, California
August 10, 1994

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


                                                                                               SCHEDULE V

                                           THE CLOROX COMPANY AND SUBSIDIARIES
                                              PROPERTY, PLANT AND EQUIPMENT
                                     FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                      (In thousands)
- - ----------------------------------------------------------------------------------------------------------
                COLUMN A                 COLUMN B      COLUMN C     COLUMN D    COLUMN E       COLUMN F


                                                                                  <F2>
                                         Balance at     <F1>                     Other         Balance at
                                         beginning     Additions                changes -         end
             Classification              of period     at cost    Retirements   add(deduct)    of period
- - ----------------------------------------------------------------------------------------------------------
        YEAR ENDED JUNE 30, 1994
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


                                                                                               SCHEDULE VI

                                               THE CLOROX COMPANY AND SUBSIDIARIES
                                 ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                         FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                         (In thousands)
- - ----------------------------------------------------------------------------------------------------------
                COLUMN A                 COLUMN B      COLUMN C     COLUMN D    COLUMN E       COLUMN F


                                                       Additions                   (1)
                                         Balance at    charged to                 Other        Balance at
                                         beginning     costs &                  changes -         end
             Classification              of period     expenses   Retirements   add(deduct)    of period
- - ----------------------------------------------------------------------------------------------------------
        YEAR ENDED JUNE 30, 1994
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


                                                                                     SCHEDULE VIII

                                    THE CLOROX COMPANY AND SUBSIDIARIES
                                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                (In thousands)

- - -----------------------------------------------------------------------------------------------------
   COLUMN A                  COLUMN B      COLUMN C (1)    COLUMN C (2)  COLUMN D      COLUMN E
                                           Additions       Additions
                             Balance       Charged to      Charged to                  Balance as
                             beginning     Costs and       Other                       end of
   Description               of period     Expenses        Accounts      Deductions    period
- - -----------------------------------------------------------------------------------------------------

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


                                                                                   SCHEDULE IX
                                   THE CLOROX COMPANY AND SUBSIDIARIES
                                         SHORT-TERM BORROWINGS
                            FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                             (In thousands)


- - -------------------------------------------------------------------------------------------------
   COLUMN A                 COLUMN B     COLUMN C     COLUMN D      COLUMN E       COLUMN F



                                                                                   Weighted
                                                      Maximum       Average        Average
   Category of                           Weighted     Amount        Amount         Interest
   Aggregate                Balance      Average      Outstanding   Outstanding    Rate
   Short-Term               at End       Interest     During        During         During the
   Borrowing <F1>           of Period    Rate         the Period    the Period<F2> Period <F3>
- - -------------------------------------------------------------------------------------------------

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


                                SCHEDULE X




                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                              (In thousands)



- - --------------------------------------------------------------
                COLUMN A                 Column B

                                  Charged to costs and expenses

                  Item          1994       1993       1992
- - --------------------------------------------------------------

   Maintenance and repairs     $31,300    $29,700    $29,900






Items not shown above are reported in the related consolidated financial statements or have been omitted because they do not exceed 1% of total net sales.


