Form 10-Q
period 1994-09-30
CLOROX CO /DE/
filed 1994-11-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 Form 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
- - - --- SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               -------------------

                                 or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number   1-07151
                         -------

                             THE CLOROX COMPANY
- - - -------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     DELAWARE                                         31-0595760
- - - -------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)              Identification number)

  1221 Broadway - Oakland, California                94612 - 1888
- - - -------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number,                       (510)-271-7000
 (including area code)                               --------------

- - - -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X           No
                    -----            -----

As of September 30, 1994 there were outstanding 53,490,230 shares of Registrant's Common Stock (par-value - $1.00), its only class outstanding.


                                                 Total  pages 9
                                                              1
                                                              -


                                          PART I - FINANCIAL INFORMATION
                                           Item 1. Financial Statements
                                        The Clorox Company and Subsidiaries
                                   Condensed Statements of Consolidated Earnings
                                   ----------------------------------------------
                                     (In thousands, except per-share amounts)


                                                                                           Three Months Ended
                                                                                     ----------------------------------
                                                                                       9/30/94                9/30/93
                                                                                     -----------            -----------

Net Sales                                                                            $   476,367            $   449,744

Costs and Expenses
  Cost of products sold                                                                  210,134                193,828

  Selling, delivery and administration                                                    89,471                 85,122

  Advertising                                                                             70,967                 77,974

  Research and development                                                                10,100                 10,052

  Interest expense                                                                         4,926                  3,921

  Other (income) expense, net                                                                362                 (6,670)
                                                                                     -----------            -----------
    Total costs and expenses                                                             385,960                364,227
                                                                                     -----------            -----------

Earnings from Continuing Operations
  before Income Taxes                                                                     90,407                 85,517

Income Taxes                                                                              37,226                 39,203
                                                                                     -----------            -----------
Earnings from Continuing Operations                                                       53,181                 46,314

Earnings from and Gain on Sale of Discontinued Operations                                    -                   32,064
                                                                                     -----------            -----------
Net Earnings                                                                         $    53,181            $    78,378
                                                                                     ===========            ===========

Earnings per Common Share
  Continuing Operations                                                              $      1.00            $      0.85
  Discontinued Operations                                                                    -                     0.59
                                                                                     -----------            -----------
    Total                                                                            $      1.00            $      1.44
                                                                                     ===========            ===========

Dividends per Share                                                                  $      0.48            $      0.45

Weighted Average Shares Outstanding                                                       53,408                 54,426



See Notes to Condensed Consolidated Financial Statements.


                                                                                                                      2


                                     PART I - FINANCIAL INFORMATION (Continued)
                                             Item 1. Financial Statements
                                          The Clorox Company and Subsidiaries
                                         Condensed Consolidated Balance Sheets
                                         -------------------------------------
                                                      (In thousands)

                                                                                          9/30/94                6/30/94
                                                                                        -----------            -----------
ASSETS
- - - ------
  Current Assets
    Cash and short-term investments                                                     $   151,914            $   115,922
    Accounts receivable, less allowance                                                     190,656                249,843
    Inventories                                                                             114,171                105,948
    Deferred income taxes                                                                    17,853                 18,548
    Prepaid expenses                                                                         11,895                 14,014
                                                                                        -----------            -----------
      Total current assets                                                                  486,489                504,275

  Property, Plant and Equipment - Net                                                       530,124                532,600

  Brands, Trademarks, Patents and Other Intangibles                                          29,521                520,042

  Investments in Affiliates                                                                  83,993                 83,368

  Other Assets                                                                               63,615                 57,284
                                                                                        -----------            -----------

  Total                                                                                 $ 1,693,742            $ 1,697,569
                                                                                        ===========            ===========




LIABILITIES AND STOCKHOLDERS' EQUITY
- - - ------------------------------------
  Current Liabilities
    Accounts payable                                                                  $    88,824            $    97,728
    Accrued liabilities                                                                   191,349                227,197
    Income taxes payable                                                                   39,178                  7,599
    Commercial paper and short-term borrowings                                             20,982                 42,916
    Current maturities of long-term debt                                                      201                    392
                                                                                        -----------            -----------
      Total current liabilities                                                           340,534                375,832
                                                                                        ===========            ===========

  Long-term Debt                                                                          216,262                216,088

  Other Obligations                                                                        66,148                 63,187

  Deferred Income Taxes                                                                   131,270                133,045

  Stockholders' Equity
    Common Stock                                                                           55,422                 55,422
    Additional paid-in capital                                                            106,495                106,554
    Retained earnings                                                                     904,695                876,832
    Treasury shares, at cost                                                             (102,475)              (107,146)
    Cumulative translation adjustments and other                                          (24,609)               (22,245)
                                                                                        -----------            -----------
    Stockholders' Equity                                                                  939,528                909,417
                                                                                        -----------            -----------

  Total                                                                                 $ 1,693,742            $ 1,697,569
                                                                                        ===========            ===========

See Notes to Condensed Consolidated Financial Statements.
                                                                                                                         3
                                                                                                                         -





                                 PART I - FINANCIAL INFORMATION (Continued)
                                         Item 1.  Financial Statements
                                      The Clorox Company and Subsidiaries
                                Condensed Statements of Consolidated Cash Flows
                                -----------------------------------------------
                                                (In thousands)

                                                                                                Three Months Ended
                                                                                        ----------------------------------
                                                                                          9/30/94                9/30/93
                                                                                        -----------            -----------
Operations:
  Earnings from continuing operations                                                   $    53,181            $   46,314
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                                            25,305                22,984
    Deferred income taxes                                                                     3,900                 7,800
    Other                                                                                     1,060                (4,574)
    Effects of changes in:
      Accounts  receivable                                                                   59,187                39,836
      Inventories                                                                            (7,163)               (7,883)
      Prepaid expenses                                                                        3,235                 4,729
      Accounts payable                                                                       (9,904)              (18,240)
      Accrued liabilities                                                                   (34,015)              (27,188)
      Income taxes payable                                                                   26,599                 36,316
                                                                                        -----------            -----------

  Net cash provided by continuing operations                                                121,385               100,094
      Net cash used by discontinued operations                                                  -                 (14,964)

  Net cash provided by operations                                                           121,385                85,130

Investing Activities:
  Property, plant and equipment                                                             (11,217)               (10,849)
  Disposal of property, plant and equipment                                                     124                  5,500
  Businesses sold                                                                               -                  159,293
  Businesses purchased                                                                      (18,095)                    -
  Other                                                                                      (9,081)               (11,830)
                                                                                        -----------            -----------

     Net cash provided by (used for) investment                                             (38,269)               142,114
                                                                                        -----------            -----------

Financing Activities:
  Short-term borrowings                                                                      (3,000)                (1,715)
  Long-term borrowings                                                                          154                     -
  Long-term debt repayments                                                                      -                    (125)
  Commercial paper, net                                                                     (21,934)               (34,941)
  Cash dividends                                                                            (25,615)               (24,537)
  Treasury stock purchased                                                                       -                 (43,294)
  Employee stock plans                                                                        3,271                  4,106
                                                                                        -----------            -----------
    Net cash used for financing                                                             (47,124)              (100,506)
                                                                                        -----------            -----------

Net Increase in Cash and Short-Term Investments                                              35,992                126,738
Cash and Short-Term Investments:
  Beginning of period                                                                       115,922                 71,164
                                                                                        -----------            -----------
  End of period                                                                         $   151,914            $   197,902
                                                                                        ===========             ===========



                                                                                                                         4
                                                                                                                         -

                    Item 1.  Financial Statements
                  The Clorox Company and Subsidiaries
            Notes to Condensed Consolidated Financial Statements
            ------------------------------------------------------


(1) The summarized financial information for the three months ended September 30, 1994 and 1993 has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company) have been made. The results of the three months ended September 30, 1994 should not be considered as necessarily indicative of the results for the entire year.

(2) The Company sold the frozen foods business in July 1993 and its bottled water business in September 1993. These business have been reported as discontinued operations.

     Results of discontinued operations are classified separately in the statements of consolidated earnings and include (in thousands):


                                           Three Months Ended
                                           ------------------
                                                  9/30/93
                                           ------------------

     Net Sales                             $         18,700
                                           ==================

     Earnings from operations before
     income taxes                          $          1,043
     Income taxes                                       409
                                            -----------------
     Net earnings from discontinued
     operations                                         634
                                           -----------------

     Gain on sale of businesses                       42,177
     Income taxes                                     10,747
                                           -----------------

     Net gain on sale of businesses                   31,430
                                           -----------------

     Earnings from and gain on sale of
     discontinued operations                 $          32,064
                                             =================



3) Inventories at September 30, 1994 and at June 30, 1994 consisted of (in thousands):

                                       9/30/94        6/30/94
                                      --------       --------

    Finished goods and work
    in process                        $ 77,213       $ 69,280
    Raw materials and supplies          36,958         36,668
                                      --------       --------
      Total                           $114,171       $105,948
                                      ========       ========


                                                          5
                                                          -

                   Item 1.  Financial Statements
                 The Clorox Company and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
             ----------------------------------------------------










(4)  Other expense (income), net consisted of (in thousands):

                                                                  Three Months Ended
                                                            -----------------------------
                                                               9/30/94                9/30/93
                                                            -----------             ----------
     Interest income                                        $   (1,513)             $   (1,291)
     Equity earnings of affiliates                                (884)                 (2,007)
     Amortization of intangibles                                 6,035                   5,711
     Other income                                               (3,276)                 (9,083)
                                                            -----------             ----------
       Total                                                $      362              $   (6,670)



     Other income declined from a year ago principally due to that Period's non-recurring gains from the sale of idle property and the Kingsford grill business.


                                                             6
                                                             -

           Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition
             ---------------------------------------------

                      Results of Operations
                      --------------------

      Comparison of the Three Months Ended September 30, 1994
      -------------------------------------------------------
           with the Three Months Ended September 30, 1993
           ----------- ----------------------------------

Net sales increased 6% primarily due to the acquisition of the S.O.S soap pad business acquired on January 31, 1994, and record shipments of the Brita water filtration system, Clorox liquid bleach, Pine-Sol cleaner, Tilex cleaner and higher volumes of other products. Price increases were less than 1% of the increase in net sales, after taking into account price decreases on Pine-Sol and Tilex.

Cost of products sold as percentage of net sales was 44% and 43% in 1994 and 1993, respectively. Material costs and plant operating expenses during this period were level with those costs during the same period in 1993 on a per unit basis.
Net sales during this period reflected slightly increased trade promotional spending, primarily in our Food and International businesses, which resulted in a 1% decline in the gross margin. Gross margins are expected to remain within this range in fiscal 1995.

Research and Development expense was equivalent to the prior period and declined slightly as a percent of net sales.
New product activity is expected to remain at high levels
with spending expected to remain level as a percent of sales, due to shortened development times and efficiency improvements which have been achieved in the Research & Development function. Selling, delivery, and administration expense increased 5% over the prior period, but declined slightly as a percent of customer sales. This improvement reflects efforts the Company began last year to reduce the growth of
these expenses.   Such efforts include sales broker
consolidation, consolidation of advertising agency accounts, and the implementation of a new logistics strategy utilizing regional distribution centers. Efforts are expected to continue to identify and implement additional cost savings.

Advertising expense was 9% less than a year ago principally due to the timing of last year's introductory spending on new products, and the shift toward trade promotions during the current quarter. The Company expects advertising to increase for the full year over fiscal 1994 as new product introductions will be at high levels, and established brands will continue to receive strong support.

Interest expense increased this period versus a year ago due to higher levels of borrowing by the company's foreign subsidiaries, the addition of an industrial revenue bond, higher levels of commercial paper borrowings and higher interest rates, and a less favorable, but not material, credit from interest rate swap agreements. Last year's quarter benefited from cash provided by the sale of discontinued operations which alleviated the need to borrow.

Other (income) and expense net, declined $7,000,000 this year, principally due to last year's non-recurring gains from the sale of idle property and the Kingsford grill business, offset this year by higher amortization of intangibles due to recent acquisitions, the start of new ventures in Central Europe and a decline in earnings from the Company's investment in Spain primarily due to a continuing sluggish Spanish economy.

The effective tax rate for the quarter was 41.2% versus the year ago period's effective tax rate of 45.8%. The decline was principally due to $4,000,000 of non-recurring prior year tax charges which arose as a result of 1993 tax legislation that increased the statutory tax rate 1%.
The retroactive effect on earnings from January 1, 1993 and the increase in deferred tax liabilities were both recognized in the year-ago quarter.

Income from discontinued operations through September 30, 1993 includes the gain on sale of the food service and bottled water businesses of $31,430,000, net of $10,747,000 in taxes, and operating income of $634,000, net of $409,000 in taxes. All discontinued operations were sold in the 1993 period.

Earnings per share from continuing operations benefited by
approximately 2 cents per share this period versus a year
ago due to the effect of the stock repurchase program.
                                                        7
                                                        -

         Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition
           ---------------------------------------------

                     Financial Condition
                     -------------------

The Company's financial position and liquidity have strengthened since June 30, 1994 principally due to cash provided by operations during the current period. This is reflected by higher levels of cash and holdings of marketable securities, as well as lower levels of commercial paper borrowings at September 30, 1994. The Company intends to complete the final phase of the stock repurchase program this fiscal year by purchasing approximately $79,000,000 of its shares during the remainder of the fiscal year, subject to market conditions and business opportunities which may arise. The stock repurchase program was approved by the Board of Directors in 1989 and authorized the repurchase of up to 5,000,000 shares of Clorox stock at a cost not to exceed $250,000,000. Through September 30, 1994, the Company had repurchased 3,674,515 shares at a cost of $171,000,000. Shares acquired are added to Treasury shares and are available for employee stock plans and other corporate purposes.

The Company has approved the use of interest rate derivative instruments such as interest rate swaps in order to manage the impact of interest rate movements on interest expense. These instruments have the effect of converting fixed rate interest to floating, or floating to fixed. The conditions under which derivatives can be used are set forth in a Company Policy Statement and include a restriction on the amount of such activity to a designated portion of existing debt, a limit on the term of any derivative transaction, and a specific prohibition on the use of any leveraged derivatives. Interest rate swaps in effect were less favorable this quarter than a year ago, but were not material.

Decreases in accounts receivable and accounts payable from June 30, 1994 reflect normal seasonal variations, due to the charcoal and insecticides businesses. Inventories are higher versus June 30, 1994 principally due to acquisitions and new product activities. The Company expects inventories to increase during the next two fiscal quarters to support the seasonal charcoal and insecticides businesses.

Management believes the Company has access to additional capital through existing lines of credit and from public and private sources should the need arise.


                                                         8
                                                         -

                        S I G N A T U R E
                        -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CLOROX COMPANY
                                   ------------------
                                     (Registrant)



DATE 11/10/94                      BY /S/ HENRY J. SALVO, JR.
     --------                         -----------------------
                                      Henry J. Salvo, Jr.
                                      Vice-President - Controller

                                                   9
                                                   -