Form 10-Q
period 1994-12-31
CLOROX CO /DE/
filed 1995-02-13
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            Form 10-Q



(MARK ONE)



X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
- --   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994
                               ------------------

                              or

- --   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from      to


Commission file number   1-07151
                         -------

                  THE CLOROX COMPANY
- ---------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

     DELAWARE                                  31-0595760
- ----------------------------------------------------------------
 (State or other jurisdiction               (I.R.S. Employer
of  incorporation or organization)         Identification No.)

 1221 Broadway - Oakland, California           94612 - 1888
- ---------------------------------------------------------------
Address of principal
 executive offices)

Registrant's telephone number,             (510)-271-7000
(including area code)                      ---------------

- ---------------------------------------------------------------

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

          Yes         X           No
               -----------            -------------


As of December 31, 1994 there were 53,054,770 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

- ---------------------------------------------------------------
                                                Total  pages 10
                                                              1
                                                              --



                                          PART I - FINANCIAL INFORMATION
                                           Item 1. Financial Statements
                                        The Clorox Company and Subsidiaries
                                    Condensed Statements of Consolidated Earnings
                                    ---------------------------------------------
                                       (In thousands, except per share amounts)



                                                                Three Months Ended                  Six Months Ended
                                                               --------------------                ------------------
                                                            12/31/94         12/31/93          12/31/94          12/31/93
                                                            ---------       ---------         ---------         ----------

Net Sales                                                   $ 414,454       $ 370,844         $ 890,821         $  820,588
                                                            ---------       ---------         ---------         ----------
Costs and Expenses
     Cost of products sold                                    183,963         163,386           394,097            357,214

     Selling, delivery and administration                      91,885          76,703           181,356            161,825

     Advertising                                               68,007          66,583           138,974            144,557

     Research and development                                  10,817          10,314            20,917             20,366

     Interest expense                                           5,163           4,747            10,089              8,668

     Other income, net                                         (2,164)         (2,356)           (1,802)            (9,026)
                                                            ---------       ---------         ---------         ----------

       Total costs and expenses                               357,671         319,377           743,631            683,604
                                                            ---------       ---------         ---------         ----------

Earnings from Continuing Operations
  before Income Taxes                                          56,783          51,467           147,190            136,984

Income Taxes                                                   22,688          20,881            59,914             60,084
                                                            ---------       ---------         ---------         ----------

Earnings from Continuing Operations                            34,095          30,586            87,276             76,900

Earnings from and Gain on Sale of
     Discontinued Operations                                     -                -                -                32,064
                                                            ---------       ---------         ---------         ----------

Net Earnings                                                $  34,095       $  30,586         $  87,276         $  108,964
                                                            =========       =========         =========         ==========

Earnings per Common Share
     Continuing Operations                                  $    0.64       $    0.57         $    1.64         $     1.42
     Discontinued Operations                                     -               -                 -                  0.59
                                                            ---------       ---------         ---------         ----------

          Total                                             $    0.64       $    0.57         $    1.64         $     2.01
                                                            =========       =========         =========         ==========

Dividends per Share                                         $    0.48       $    0.45         $    0.96         $     0.90

Weighted Average Shares Outstanding                            53,274          53,971            53,341             54,199



See Notes to Condensed Consolidated Financial Statements.

                                                                                                                      2
                                                                                                                      -



                                  PART I - FINANCIAL INFORMATION (Continued)
                                         Item 1. Financial Statements
                                      The Clorox Company and Subsidiaries
                                     Condensed Consolidated Balance Sheets
                                     -------------------------------------
                                                  (In thousands)


                                                                                      12/31/94                6/30/94
                                                                                  ------------            ------------

ASSETS
     Current Assets
          Cash and short-term investments                                         $    134,357            $    115,922
          Accounts receivable, less allowance                                          178,308                 249,843
          Inventories                                                                  157,418                 105,948
          Deferred income taxes                                                         17,807                  18,548
          Prepaid expenses                                                              12,685                  14,014
                                                                                  ------------            ------------
               Total current assets                                                    500,575                 504,275

     Property, Plant and Equipment - Net                                               530,092                 532,600

     Brands, Trademarks, Patents and Other Intangibles                                 525,602                 520,042

     Investments in Affiliates                                                          78,511                  83,368

     Other Assets                                                                       64,771                  57,284
                                                                                  ------------            ------------

     Total                                                                        $  1,699,551            $  1,697,569
                                                                                  ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
          Accounts payable                                                        $     78,836            $     97,728
          Accrued liabilities                                                          182,632                 227,197
          Income taxes payable                                                          12,623                   7,599
          Commercial paper and notes payable                                            92,987                  42,916
          Current maturities of long-term debt                                             398                     392
                                                                                  ------------            ------------
               Total current liabilities                                               367,476                 375,832

     Long-term Debt                                                                    215,972                 216,088

     Other Obligations                                                                  67,892                  63,187

     Deferred Income Taxes                                                             128,602                 133,045

     Put Option Obligations                                                             31,620                     -

     Stockholders' Equity
          Common Stock                                                                  55,422                  55,422
          Additional paid-in capital                                                   106,642                 106,554
          Retained earnings                                                            912,305                  876,832
          Treasury shares, at cost                                                    (158,285)                (107,146)
          Cumulative translation adjustments and other                                 (28,095)                 (22,245)
                                                                                  ------------            ------------
               Stockholders' Equity                                                    887,989                  909,417
                                                                                  ------------            ------------

     Total                                                                        $  1,699,551            $  1,697,569
                                                                                  ============            ============
See Notes to Condensed Consolidated Financial Statements.

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

                                                                                            Six  Months Ended
                                                                                  ----------------------------------------
                                                                                     12/31/94                12/31/93
                                                                                  -------------           --------------
Operations:
     Earnings from continuing operations                                          $      87,276           $       76,900
     Adjustments to reconcile to net cash provided
      by operating activities:
          Depreciation and amortization                                                  51,445                   45,887
          Deferred income taxes                                                           5,400                   11,706
          Other                                                                          10,230                    1,011
          Effects of changes in:
               Accounts  receivable                                                      71,938                   85,753
               Inventories                                                              (50,089)                 (36,573)
               Prepaid expenses                                                           2,460                    4,089
               Accounts payable                                                         (19,886)                 (17,376)
               Accrued liabilities                                                      (42,100)                 (35,010)
               Income taxes payable                                                      (4,078)                  (1,421)
                                                                                  -------------           --------------

               Net cash provided by continuing operations                               112,596                  134,966
                                                                                  -------------           --------------

     Net cash used by discontinued operations                                              -                     (21,097)

               Net cash provided by operations                                          112,596                  113,869
                                                                                  -------------           --------------

Investing Activities:
     Property, plant and equipment                                                      (28,803)                 (28,347)
     Disposal of property, plant and equipment                                              550                    5,086
     Businesses sold                                                                       -                     159,293
     Businesses purchased                                                               (24,165)                 (20,920)
     Other                                                                              (18,083)                 (19,825)
                                                                                  -------------           --------------

               Net cash provided by (used for) investment                               (70,501)                  95,287
                                                                                  -------------           --------------

Financing Activities:
     Short-term borrowings                                                                6,031                     -
     Long-term borrowings                                                                  -                      13,049
     Long-term debt repayments                                                            (207)                     (258)
     Commercial paper, net                                                               44,038                  (33,710)
     Cash dividends                                                                     (51,298)                 (48,973)
     Treasury stock purchased                                                           (26,682)                 (82,084)
     Employee stock plans                                                                 4,458                    6,989
                                                                                  -------------           --------------

               Net cash used for financing                                              (23,660)                (144,987)
                                                                                  -------------           --------------

Net Increase in Cash and Short-Term Investments                                          18,435                   64,169
Cash and Short-Term Investments:
     Beginning of period                                                                115,922                   71,164
                                                                                  -------------           --------------

     End of period                                                                $     134,357           $      135,333
                                                                                  =============           ==============

                                                                                                                     4
                                                                                                                     -

                   Item 1.  Financial Statements
                  The Clorox Company and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
          ----------------------------------------------------

(1) The summarized financial information for the three and six months ended December 31, 1994 and 1993 has not been audited but, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (collectively, the "Company") have been made. The results of the three and six months ended December 31, 1994 and 1993 should not be considered as necessarily indicative of the results for the entire year.

(2) The Company sold its frozen foods business in July 1993 and its bottled water business in September 1993. These businesses have been reported as discontinued operations.

Results of discontinued operations are classified separately in the statements of consolidated earnings and include
(in thousands):
                                              Six
                                            Months
                                             Ended
                                          ------------
                                           12/31/93
                                          ------------

   Net Sales                              $     18,700
                                          =============
   Earnings from operations before
     income taxes                         $      1,043
   Income taxes                                    409
                                          ------------



   Net earnings from
    discontinued operations                        634
                                          ------------

   Gain on sale of businesses                   42,177
   Income taxes                                 10,747
                                          ------------

   Net gain on sale of businesses               31,430
                                          ------------

     Earnings from and gain on sale of
          discontinued operations         $     32,064
                                          =============



(3) Inventories consisted of (in thousands):

                              12/31/94                6/30/94
                              ----------             ---------
Finished goods and work
 in process                   $103,249               $ 69,280
Raw materials and supplies      54,169                 36,668
                              ----------             ---------
  Total                       $157,418               $105,948
                              ==========             =========

                                                            5
                                                            -

                 Item 1.  Financial Statements
              The Clorox Company and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
          ----------------------------------------------------

(4) Stock Repurchases

The Company has a program to repurchase up to 5 million shares of its outstanding stock through periodic open market and block transactions. These shares will be held in the Company's treasury and reissued for corporate uses. Through December 31, 1994, 4,145,715 shares had been repurchased under this plan to date; of which 471,200 shares and 3,363,615 shares were purchased during the six months ended December 31, 1994 and 1993, respectively.



(5) Put Option Obligations

The Company sold 600,000 put options during the second quarter of fiscal 1995 with various strike prices (average of $52.70 per share) that expire at various times through May 1995. Upon exercise, each put option obligates the Company to purchase one share of its common stock at the strike price. The aggregate exercise price of $31,620,000 has been classified as put option obligations with a corresponding increase in treasury stock at December 31, 1994.



(6) Subsequent Event

On February 3, 1995 the Company acquired the assets and assumed certain liabilities of Brita International Holding, Inc., a Canadian-based manufacturer and marketer of Brita water filtration systems. This acquisition expands the Company's water filtration systems business which had been focused in the United States.


                                                      6
                                                      -

        Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition
           ---------------------------------------------

                       Results of Operations
                       ---------------------

       Comparison of the Three Months Ended December 31, 1994
       ------------------------------------------------------
           with the Three Months Ended December 31, 1993
           ---------------------------------------------

Net sales increased 12% primarily due to record shipments of Clorox liquid bleach, Pine-Sol cleaner, Formula 409, Soft Scrub cleanser, Kingsford charcoal briquets, and the Brita water filtration system. The acquisition of the S.O.S soap pad business acquired on January 31, 1994 also contributed to the increase in sales. New products contributing to the sales increase include S.O.S Juniors steel wool soap pads, Formula 409 Professional Strength, Liquid-Plumr Septic Tank Treatment, and Hidden Valley ready-to-eat dips.

Cost of products sold as a percentage of net sales was 44% in both periods. Material costs and plant operation expenses during this period were level with those costs during the same period a year ago, on a per unit basis. Gross margins are anticipated to remain at this level for the remainder of fiscal 1995.

Research and development expense was up slightly from the year ago period but declined slightly as a percent of net sales. New product activity is expected to remain at high levels with spending expected to remain level as a percent of sales due to shortened development times and efficiency improvements which have been achieved in the Research and Development function. Selling, delivery, and administration expenses increased 20% over the year ago period and increased slightly as a percent of sales. Included in this quarter were costs associated with a Company initiative to simplify the way the Company does business with its trade customers.

Advertising expense was up slightly from the year ago period and reflects introductory spending during the quarter on Hidden Valley ready-to-eat dips. The Company expects advertising to increase for the full year over fiscal 1994 as new product introductions are expected to continue at high levels and established brands are expected to continue to receive strong support.

Interest expense increased this period versus a year ago due to higher levels of borrowing by the Company's foreign subsidiaries, the addition of an industrial revenue bond, higher levels of commercial paper borrowings and higher interest rates. Last year's quarter benefited from cash provided by the sale of discontinued operations which alleviated the need to borrow.

Earnings per share from continuing operations benefited by approximately 1 cent per share this period versus a year ago due to the effect of the stock repurchase program.


                                                        7
                                                        -

       Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition
         ---------------------------------------------
                   Results of Operations
                   --------------------

    Comparison of the Six Months Ended December 31, 1994
    ----------------------------------------------------
        with the Six Months Ended December 31, 1993
        -------------------------------------------

Net sales increased 9% primarily due to record shipments of Clorox liquid bleach, Pine-Sol cleaner, Formula 409, Soft Scrub cleanser, Kingsford charcoal briquets, and the Brita water filtration system. The acquisition of the S.O.S soap pad business acquired on January 31, 1994 also contributed to the increase in sales. New products contributing to the sales increase include S.O.S Juniors steel wool soap pads, Formula 409 Professional Strength, Liquid-Plumr Septic Tank Treatment, and Hidden Valley ready-to-eat dips.

Cost of products sold as a percentage of net sales was 44% in both periods. Material costs and plant operation expenses during this period were level with those costs during the same period a year ago, on a per unit basis. Gross margins are anticipated to remain at this level for the remainder of fiscal 1995.

Research and development expense was up slightly from the year ago period but declined slightly as a percent of net sales. New product activity is expected to remain at high levels with spending expected to remain level as a percent of sales, due to shortened development times and efficiency improvements which have been achieved in the Research and Development function. Selling, delivery, and administration expenses increased 12% over the year ago period and increased slightly as a percent of sales. Included in this period were costs associated with a Company initiative to simplify the way the Company does business with its trade customers.

Advertising expense was down slightly from the year ago period principally due to the timing of last year's introductory spending for new products. The Company expects advertising to increase for the full year over fiscal 1994 as new product introductions will continue at high levels, and established brands are expected to continue to receive strong support.

Other income net, declined $7 million this year, principally due to non-recurring gains from the sale of idle property and the Kingsford grill business in the prior year, offset this year by higher amortization of intangibles due to recent acquisitions and a decline in earnings from the Company's investment in Spain primarily due to a continuing sluggish Spanish economy.

Interest expense increased this period versus a year ago due to higher levels of borrowing by the Company's foreign subsidiaries, the addition of an industrial revenue bond, higher levels of commercial paper borrowings and higher interest rates. Last year's quarter benefited from cash provided by the sale of discontinued operations which alleviated the need to borrow.

The effective tax rate for the period was 40.7% versus the year ago period's effective tax rate of 43.8%. The decline was principally due to $4,000,000 of non-recurring prior year tax charges which arose as a result of 1993 tax legislation that increased the statutory tax rate by 1%.
The retroactive effect on earnings from January 1, 1993 and the increase in deferred tax liabilities were both recognized in the year-ago period.

Income from discontinued operations through December 31, 1993 includes the gain on sale of its frozen foods and bottled water businesses of $31,430,000, net of $10,747,000 in taxes, and operating income of $634,000, net of $409,000 in taxes.

Earnings per share from continuing operations benefited by approximately 2 cents per share this period versus a year ago due to the effect of the stock repurchase program.

                                                         8
                                                         -

      Item 2.  Management's Discussion and Analysis of
        Results of Operations and Financial Condition
        ---------------------------------------------
              Liquidity and Capital Resources
              -------------------------------

The Company's financial position and liquidity have relatively remained strong principally due to cash provided by operations during the current period. Decreases in receivables and accounts payable and increases in inventories since June 30, 1994 primarily reflect the normal seasonal pattern of the charcoal briquet and insecticides businesses. Accrued liabilities were down from June 30, 1994 due to a greater emphasis on promotional spending versus advertising during the second quarter. The Company expects inventories to increase during the next fiscal quarter for the charcoal and insecticides businesses in anticipation of the 1995 seasons.

The Company intends to complete the final phase of the stock repurchase program this fiscal year by repurchasing shares during the remainder of the fiscal year, subject to market conditions and business opportunities which may arise.
The Board of Directors approved the stock repurchase program in 1989. Through December 31, 1994, 4,145,715 shares at a cost of $197,909,000 were repurchased. During the second fiscal quarter of 1995, 471,200 shares at a cost of $26,682,000 were repurchased for Treasury shares. The Company sold 600,000 put options on the Company's stock during the second quarter in support of the stock repurchase program, which were unexercised and unexpired at December 31, 1994.

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

                                                             9
                                                             -

                             S I G N A T U R E
                             -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CLOROX COMPANY
                                   -------------------
                                    (Registrant)




DATE 02/13/95                  BY /S/ HENRY J. SALVO, JR.
     --------                     -------------------------
                                  Henry J. Salvo, Jr.
                                  Vice-President - Controller




                                                          10
                                                          --