Form 10-Q
period 1995-03-31
CLOROX CO /DE/
filed 1995-05-15
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             Form 10-Q


(MARK ONE)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   -   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                               or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE  ACT OF 1934

For the transition period from        to


Commission file number   1-07151
                         -------

                        THE CLOROX COMPANY
- --------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     DELAWARE                                       31-0595760
- --------------------------------------------------------------
(State or other jurisdiction                    (I.R.S. Employer
of  incorporation or organization)            Identification No.)


 1221 Broadway - Oakland, California               94612 - 1888
- ---------------------------------------------------------------
(Address of principal executive offices)


Registrant's telephone number,                    (510)-271-7000
 (including area code)                            --------------


- ----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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


As of March 31, 1995 there were 53,126,523 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

- ---------------------------------------------------------------


                                                  Total pages 11
                                                               1
                                                               -

                      THE CLOROX COMPANY



PART 1. Financial Information                     Page No.
        ---------------------                     --------

  Item 1. Financial Statements

          Condensed Statements of Consolidated
          Earnings
            Three and Nine Months Ended
            March 31, 1995 and 1994                   3


          Condensed Consolidated Balance Sheets
            March 31, 1995 and June 30, 1994          4


          Condensed Statements of Consolidated
          Cash Flows
            Nine Months Ended March 31, 1995
            and 1994                                  5


          Notes to Condensed Consolidated
          Financial Statements                        6-7


  Item 2. Management's Discussion and Analysis
          of Results of Operations and
          Financial Condition                         8-10



                                                           2
                                                           -




                                         PART I - FINANCIAL INFORMATION
                                          Item 1. Financial Statements
                                       The Clorox Company and Subsidiaries
                                  Condensed Statements of Consolidated Earnings
                                  ---------------------------------------------
                                    (In thousands, except per share amounts)
                                                     (Unaudited)


                                       Three Months Ended                             Nine Months Ended
                                 ------------------------------                 ------------------------------
                                 3/31/95                3/31/94                 3/31/95                3/31/94
                               ---------              ---------               ---------              ---------


Net Sales                      $ 499,060              $ 481,928              $1,389,881             $1,302,516

Costs and Expenses
  Cost of products sold          225,997                211,964                 620,094                569,178

  Selling, delivery and
  administration                 100,727                 87,640                 282,083                249,465

  Advertising                     66,432                 82,363                 205,406                226,920

  Research and development        10,742                 10,945                  31,659                 31,311

  Interest expense                 7,213                  4,383                  17,302                 13,051

  Other (income) expense, net     (2,284)                 1,261                  (4,086)                (7,765)
                               ---------               --------               ----------             ----------

    Total costs and expenses     408,827                398,556               1,152,458              1,082,160
                               ---------               --------               ----------             ----------

Earnings from Continuing
 Operations before Income
 Taxes                            90,233                 83,372                 237,423                220,356

Income Taxes                      36,199                 33,857                  96,113                 93,941
                               ---------               --------               ----------             ----------

Earnings from Continuing
 Operations                       54,034                 49,515                 141,310                126,415

Earnings from and Gain on
 Sale of Discontinued
 Operations                          -                      -                      -                    32,064
                               ---------               --------               ----------             ----------

Net Earnings                   $  54,034               $ 49,515               $ 141,310              $ 158,479
                               =========               ========               =========              ==========

Earnings per Common Share
  Continuing Operations        $    1.02               $   0.93               $    2.65              $    2.35
  Discontinued Operations            -                      -                       -                     0.59

          Total                $    1.02               $   0.93               $    2.65              $    2.94
                               =========               ========               =========              ==========

Dividends per Share            $    0.48               $   0.45               $    1.44              $    1.35

Weighted Average Shares
 Outstanding                      53,083                 53,448                  53,255                 53,949



See Notes to Condensed Consolidated Financial Statements.

                                                                                                             3
                                                                                                             -


                                PART I - FINANCIAL INFORMATION (Continued)
                                       Item 1. Financial Statements
                                   The Clorox Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                  -------------------------------------
                                             (In thousands)


                                                          3/31/95                6/30/94
                                                       ------------           -------------
                                                        (Unaudited)

ASSETS
- ------
  Current Assets
    Cash and short-term investments                    $     92,892           $    115,922
    Accounts receivable, less allowance                     269,712                249,843
    Inventories                                             162,650                105,948
    Deferred income taxes                                    17,187                 18,548
    Prepaid expenses                                         14,434                 14,014
                                                       ------------           -------------
      Total current assets                                  556,875                504,275

  Property, Plant and Equipment - Net                       519,043                532,600

  Brands, Trademarks, Patents and Other Intangibles         564,495                520,042

  Investments in Affiliates                                  84,912                 83,368

  Other Assets                                               63,905                 57,284
                                                       ------------           -------------

  Total                                                $  1,789,230           $  1,697,569
                                                       ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
  Current Liabilities
    Accounts payable                                   $     90,757           $     97,728
    Accrued liabilities                                     200,185                227,197
    Income taxes payable                                     30,107                  7,599
    Commercial paper and notes payable                       84,028                 42,916
    Current maturities of long-term debt                        291                    392
                                                       ------------           -------------
    Total current liabilities                               405,368                  375,832

  Long-term Debt                                            215,930                  216,088

  Other Obligations                                          88,961                   63,187

  Deferred Income Taxes                                     129,539                  133,045

  Put Option Obligations                                     10,540                     -

  Stockholders' Equity
    Common Stock                                             55,422                   55,422
    Additional paid-in capital                              107,422                  106,554
    Retained earnings                                       938,960                  876,832
    Treasury shares, at cost                               (133,956)                (107,146)
    Cumulative translation adjustments and other            (28,956)                 (22,245)
                                                       ------------           -------------
      Stockholders' Equity                                  938,892                  909,417
                                                       ------------           -------------

  Total                                                $  1,789,230           $    1,697,569

See Notes to Condensed Consolidated Financial Statements.                                                        4
                                                                                                                 -














                                PART I - FINANCIAL INFORMATION (Continued)
                                      Item 1.  Financial Statements
                                   The Clorox Company and Subsidiaries
                             Condensed Statements of Consolidated Cash Flows
                             -----------------------------------------------
                                            (In thousands)
                                             (Unaudited)
                                                                                   Nine Months Ended
                                                                        -------------------------------------
                                                                          3/31/95                3/31/94
                                                                        -------------          --------------

Operations:
  Earnings from continuing operations                                   $    141,310           $    126,415
  Adjustments to reconcile to net cash provided
   by operating activities:
    Depreciation and amortization                                             79,961                 70,631
    Deferred income taxes                                                      9,000                 16,205
    Other                                                                      8,588                  2,820
    Effects of changes in:
      Accounts  receivable                                                   (16,158)               (48,482)
      Inventories                                                            (53,623)               (36,995)
      Prepaid expenses                                                         1,923                 (1,362)
      Accounts payable                                                       (23,613)               (16,195)
      Accrued liabilities                                                    (24,481)                (7,834)
      Income taxes payable                                                    21,969                    921
                                                                        -------------          --------------
      Net cash provided by continuing operations                             144,876                106,124
  Net cash used by discontinued operations                                      -                   (21,097)
                                                                        -------------          --------------

      Net cash provided by operations                                        144,876                 85,027
                                                                        -------------          --------------
Investing Activities:
  Property, plant and equipment                                              (39,517)               (37,901)
  Disposal of property, plant and equipment                                    7,865                  6,790
  Businesses sold                                                                -                  159,293
  Businesses purchased                                                       (54,015)              (139,054)
  Other                                                                      (24,113)               (23,732)
                                                                        -------------          --------------

    Net cash used for investment                                            (109,780)               (34,604)
                                                                        -------------          --------------
Financing Activities:
  Short-term borrowings                                                        5,112                  -
  Long-term borrowings                                                           -                   17,669
  Long-term debt repayments                                                     (387)                (1,187)
  Commercial paper, net                                                       36,000                142,010
  Cash dividends                                                             (76,762)               (73,086)
  Treasury stock purchased                                                   (29,199)               (99,906)
  Employee stock plans                                                         7,110                  7,243
                                                                        -------------          --------------

    Net cash used for financing                                              (58,126)                (7,257)
                                                                        -------------          --------------

Net (Decrease) Increase in Cash and Short-Term Investments                   (23,030)                43,166
Cash and Short-Term Investments:
  Beginning of period                                                        115,922                 71,164
                                                                        -------------          --------------
  End of period                                                         $     92,892           $    114,330
                                                                        =============          ==============

Non-cash transaction:
  Other obligation arising from business purchased                      $     17,081                  -
                                                                        -------------          --------------


See Notes to Condensed Consolidated Financial Statements.                                               5
                                                                                                        -



                 Item 1.  Financial Statements
              The Clorox Company and Subsidiaries
         Notes to Condensed Consolidated Financial Statements
         ----------------------------------------------------




(1) The summarized financial information for the three and nine months ended March 31, 1995 and 1994 has not been audited but, in the opinion of management, all adjustments
    (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (collectively, the "Company") have been made. The results of the three and nine months ended March 31, 1995 and 1994 should not be considered as necessarily indicative of the results for the entire year.

(2) The Company sold its frozen foods business in July 1993 and its bottled water business in September 1993. These businesses have been reported as discontinued operations.

     Results of discontinued operations are classified separately in the statements of consolidated earnings and include
    (in thousands):

                                                          Nine
                                                         Months
                                                         Ended
                                                       ---------
                                                        3/31/94
                                                       ---------


     Net Sales                                        $   18,700
                                                      ===========

     Earnings from operations before income taxes     $    1,043
     Income taxes                                            409
                                                       ---------

     Net earnings from discontinued operations               634
                                                       ---------

     Gain on sale of businesses                           42,177
     Income taxes                                         10,747
                                                       ---------
     Net gain on sale of businesses                       31,430
                                                       ---------

     Earnings from and gain on sale of
          discontinued operations                      $  32,064
                                                       =========

<CAPTION

(3)  Inventories consisted of (in thousands):


                                                              3/31/95                6/30/94
                                                            -----------            -----------


     Finished goods and work in process                     $   106,679            $    69,280
     Raw materials and supplies                                  55,971                 36,668
                                                            -----------            -----------

       Total                                                $   162,650            $   105,948
                                                            ===========            ===========
                                                                                             6
                                                                                             -


                  Item 1.  Financial Statements
               The Clorox Company and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
          ----------------------------------------------------


(4)  Stock Repurchases

     The Company has a program to repurchase up to 5 million shares of its outstanding stock through periodic, open market and block transactions. These shares will be held in the Company's treasury and reissued for corporate uses.
     Through March 31, 1995, 4,188,415 shares had been repurchased under this plan to date; of which 513,900 shares ($29,199,000) and 1,883,300 shares ($99,906,000) were purchased during the nine months ended March 31, 1995 and 1994, respectively.



(5)  Put Option Obligations

     The Company sold 600,000 put options during the second quarter of fiscal 1995 with a strike price of $52.70 per share that expire at various times through May 1995. Upon exercise, each put option obligates the Company to purchase one share of its common stock at the strike price. During the third quarter of fiscal 1995, 400,000 options expired. The aggregate exercise price of the remaining 200,000 options, $10,540,000, which expired unexercised on May 4, 1995, has been classified as put option obligations with a corresponding increase in treasury stock at March 31, 1995.



(6)  Acquisitions

     Acquisitions in fiscal 1995, which were funded from cash and other obligations, include Brita International Holdings, Inc., a Canadian-based manufacturer and marketer of Brita water filtration systems, and other foreign investments, all of which were accounted for as purchases.

     On January 31, 1994, the Company acquired and accounted for as a purchase, the S. O. S products business of Miles, Inc. for $121,000,000 subject to adjustments as specified in the purchase agreement. The purchase price was subsequently adjusted to $116,488,000 by June 30, 1994. At June 30, 1994,
     $98,850,000 of the purchase price has been allocated to brands, trademarks and other intangibles to be amortized over an estimated life of 40 years. The acquisition was funded from cash and short term borrowings.


                                                         7
                                                         -

         PART I - FINANCIAL INFORMATION (Continued)
      Item 2.  Management's Discussion and Analysis of
        Results of Operations and Financial Condition
        ---------------------------------------------

                  Results of Operations
                  ---------------------

   Comparison of the Three Months Ended March 31, 1995
   ---------------------------------------------------
       with the Three Months Ended March 31, 1994
       ------------------------------------------


Net sales increased 4% on a 7% increase in shipments. Products and businesses contributing to the increase in sales include the Brita water filtration system, Formula 409, Tilex, S. O. S steel wool soap pads, Combat insecticides, and international business expansion, offset by declines in our retail food business. New product activity included 409 Professional Strength Cleaner, S.O.S Juniors, Combat ant granules and stakes, and roach gel. Volume grew at a greater rate than net sales due to a change in product mix caused by Brita's outstanding growth in unit volume which has lower average unit revenue than other brands, and higher levels of trade promotions to support new product introductions. Trade promotion spending is reported as a reduction in net sales.

Cost of products sold as a percentage of net sales was 45% versus 44% in the year ago period. The slight increase reflects this quarter's shift toward trade promotions for new products, while on a per unit basis, costs of products sold were about even with the year ago period. Gross margins are anticipated to remain at approximately 55% for the remainder of fiscal 1995.

Research and development expense was about even with the year ago period. New product activity is expected to remain at high levels with spending to remain about level as a percentage of sales due to shortened development times and efficiency improvements which have been achieved in the research and development function. Selling, delivery, and administration expenses increased 15% over the year ago period principally due to the investment in International infrastructure necessitated by growth, and certain costs of implementing our new logistics and customer interface projects. The strategies of these projects are to improve our productivity and efficiency internally and with our customers.

Advertising expense, inclusive of sales promotion costs, was down 19% versus a year ago principally due to this quarter's shift in emphasis to trade promotions in support of new product introductions and a reduction of sales promotion activities to more efficient levels. Advertising directed to consumers increased.

Interest expense increased this period versus a year ago principally due to higher rates for short-term borrowings.

Other income/expense increased versus the year ago period due to last year's losses recognized on information systems write-offs.

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



                                                       8
                                                       -

     Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition
       ---------------------------------------------

                Results of Operations
                ---------------------

    Comparison of the Nine Months Ended March 31, 1995
    --------------------------------------------------
        with the Nine Months Ended March 31, 1994
        -----------------------------------------


Net sales increased 7% on a 10% increase in shipments. Products contributing to the increase in sales include the Brita water filtration system, Pine-Sol, Formula 409, Tilex, Combat insecticides, and continuing growth in our international businesses through expansion. The acquisition of the S.O.S soap pad business on January 31, 1994 also contributed to the increase in sales. Growth in unit volume exceeded that of net sales due to a shift in product mix caused by the strong growth of Brita which has a lower than average revenue per unit, and the third quarter shift in marketing activities toward trade promotions from advertising expense. This shift toward trade promotions was due to continued growth in International businesses, a shift in marketing spending from advertising in the food business, and the introduction of new products.

Cost of products sold as a percentage of net sales was 45% versus 44% in the year ago period. The slight increase is due to the third quarter shift toward trade promotions. Per unit costs were about level with the year ago period. Gross margins are anticipated to remain at approximately 55% for the remainder of 1995.

Research and development expense increased slightly over the year ago period, and declined slightly as a percentage of net sales. New product activity is expected to remain at high levels with spending expected to remain level as a percentage of sales, due to shortened development times and efficiency improvements. Selling, delivery, and administration expenses increased 13% over the year ago period primarily due to the investment in International infrastructure to support growth, and the costs associated with implementing the new logistics strategy and our customer interface program.

Advertising expense, inclusive of sales promotion costs, decreased 10% from the year ago period primarily due to the third quarter shift toward trade promotions to support new product introductions. Advertising alone is up on a year to year basis, while sales promotion activities were reduced to more efficient levels. We anticipate that for the full year our total marketing expense, including trade promotions and advertising, will be about even with fiscal 1994.

Other income declined from the prior year primarily due to last year's non-recurring gains from sales of idle property and the Kingsford grill business, offset by a decline in earnings from the Company's investment in Spain primarily due to a continuing sluggish Spanish economy, and write-offs of information systems.

Interest expense increased for the period versus a year ago primarily due to higher short-term interest rates.

The effective tax rate for the period was 40.5% versus the year ago period's effective tax rate of 42.6%. The decline was principally due to $4,000,000 of prior year tax charges which arose as a result of 1993 tax legislation that increased the statutory tax rate by 1%. The retroactive effect on earnings from January 1, 1993 and the increase in deferred tax liabilities were both recognized in the year-ago period.

Income from discontinued operations through December 31, 1993 includes the gain on sale of our frozen foods and bottled water businesses of $31,430,000, net of $10,747,000 in taxes, and operating income of $634,000, net of $409,000 in taxes.




                                                        9
                                                        -


         PART I - FINANCIAL INFORMATION (Continued)
        Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition
         ---------------------------------------------

             Liquidity and Capital Resources
             -------------------------------


The Company's financial position and liquidity have remained strong principally due to cash provided by continuing operations during the current period. Accounts receivable have increased from June 30, 1994 due to the growth of the Brita and International businesses. Inventories have increased significantly principally due to a change in Kingsford charcoal's promotional activities which have shifted sales from the third to the fourth quarter. Accrued expenses have decreased from June 30, 1994 principally due to the timing of events and payments. Income taxes payable have increased versus June 30, 1994 principally due to timing requirements for interim tax payments.

The Company intends to complete the final phase of the stock repurchase program this fiscal year by repurchasing approximately 750,000 shares during the remainder of the fiscal year, subject to market conditions and business opportunities which may arise. The Board of Directors approved the stock repurchase program in 1989. Through March 31, 1995, 4,188,415 shares at a cost of $200,426,000 were repurchased. During fiscal 1995 to date, 513,900 shares at a cost of $29,199,000 were repurchased. The Company sold 600,000 put options on the Company's stock during the second quarter in support of the stock repurchase program, of which 400,000 expired and 200,000, which expired unexercised on May 4, 1995, were unexercised at March 31, 1995.

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


                                                       10
                                                       --

                     S I G N A T U R E
                     -----------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE CLOROX COMPANY
                                        ------------------
                                       (Registrant)




DATE                                    BY /s/ HENRY J. SALVO,JR.
     ------------------                   -----------------------
                                          Henry J. Salvo, Jr.
                                          Vice-President -
                                          Controller


                                                           11
                                                           --