Form 10-K
period 1995-06-30
CLOROX CO /DE/
filed 1995-09-28
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                        FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995



OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

       THE SECURITIES EXCHANGE ACT OF 1934

For the transmission period from        to

                                 -----     -----



Commission file number 1-07151





                      THE CLOROX COMPANY

        (Exact name of registrant as specified in its charter)



        DELAWARE                                31-0595760

(State or other jurisdiction of             (I.R.S. Employer

incorporation or organization)             Identification No.)



   1221 Broadway, Oakland, CA                   94612-1888

(Address of principal executive offices)        (Zip Code)



Registrant's telephone number,

including area code                           (510) 271-7000



Securities registered pursuant to Section 12(b) of the Act:



                                     Name of each exchange

       Title of each class             on which registered

------------------------------       ------------------------

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



Yes  X        No

    ---          ---



Indicate by check mark if disclosure of delinquent filers

pursuant to Item 405 of Regulation S-K is not contained

herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-K or

any amendment to this Form 10-K.[  ]



Aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 1995: $2,410,890,628.

Number of shares of common stock outstanding at

July 31, 1995:  52,437,995.



DOCUMENTS INCORPORATED BY REFERENCE



Portions of the registrant's Annual Report to Stockholders

for the Year Ended June 30, 1995 are incorporated by reference into Parts I, II and IV of this Report.  Portions of the

registrant's definitive Proxy Statement for the Annual

Meeting of Stockholders to be held on November 15, 1995,

which will be filed with the United States Securities and

Exchange Commission within 120 days after the end of the

registrant's fiscal year ended June 30, 1995, are

incorporated by reference into Part III of this Report.





PART I



ITEM l.  BUSINESS

-----------------



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



The Clorox Company Annual Report for the Year Ended June 30,

1995 ("Annual Report") to its stockholders is included in

this Form l0-K.  Portions of the Annual Report are

incorporated herein by specific reference.



During fiscal year 1995, the Company continued the

implementation of a new strategy for its domestic business.

The Company continued to focus on expanding the business

through internal development of new products and line

extensions of existing products.  The Company introduced

16 new products in the U.S. during fiscal year 1995.  It

also continued its strategy of considering strategic

acquisitions and, in that regard, acquired "Black Flag"

brand of aerosol insecticides in September 1995.  The

Company also acquired Canada-based Brita International

Holdings, Inc. as a geographic expansion of the Company's

"Brita" brand water filtration systems.



Internationally, the Company continued the implementation

of its strategy of expanding its laundry, household

cleaning and insecticide businesses to markets where these

categories are not yet fully developed, but where high

potential exists.  The Company made eight international

acquisitions in fiscal year 1995, increased its ownership

in three additional businesses, and established

businesses in eight new countries, including Brazil,

Peru, the Czech Republic, the Slovak Republic and the

People's Republic of China.  In addition, the Company

introduced 22 new products or line extensions in previously

established international operations.



(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.



The Company's operations are predominantly in one segment --

non-durable household consumer products.  Such operations

include the production and marketing of non-durable

consumer products sold primarily through grocery and other

retail stores. Financial information for the last three

fiscal years attributable to the Company's operations is

set forth in the Consolidated Financial Statements, pages

20 through 29 of the Annual Report, incorporated herein

by this reference.



(c)  NARRATIVE DESCRIPTION OF BUSINESS.



PRINCIPAL PRODUCTS.  Products currently marketed in the

United States and certain foreign countries are listed on

page 36 of the Annual Report, incorporated herein by

this reference.



PRINCIPAL MARKETS - METHODS OF DISTRIBUTION.  Most non-

durable household consumer products are nationally advertised and sold within the United States to grocery stores through a

network of brokers that was reduced through consolidation

during fiscal year 1995, and to mass merchandisers, warehouse clubs, military and other retail stores primarily through a

direct sales force.  The Company also sells, within the

United States, institutional versions of specialty food and

non-food products.  Outside the United States, the Company

sells consumer products through subsidiaries, licensees,

distributors and joint venture arrangements with local

partners.



SOURCES AND AVAILABILITY OF RAW MATERIALS.  The Company has

obtained ample supplies of all required raw materials and

packaging supplies, which, with a few exceptions, were

available from a wide variety of sources during fiscal

year 1995.  Contingency plans have been developed for

single sourced supplier materials.  No supply problems

are presently anticipated.



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



CUSTOMERS AND ORDER BACKLOG.  During fiscal years 1994 and

 1995, revenue from the Company's sales of its products to

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

Competition is encountered from similar and alternative

products, many of which are produced and marketed by

major national concerns having financial resources greater

than those of the Company.  Depending on the competitor,

the Company's products compete with competitive products

on price, quality or other benefits to consumers.



A newly introduced consumer product (whether improved or

newly developed) usually encounters intense competition

requiring substantial expenditures for advertising and

sales promotion.  If a product gains consumer acceptance,

it normally requires continuing advertising and promotional

support to maintain relative market position.



RESEARCH AND DEVELOPMENT.  The Company's operations

incurred expenses of approximately $44,819,000 in fiscal

year 1995,  $44,558,000 in fiscal year 1994, and $42,445,000 in fiscal year 1993 on research activities relating to the

development of new products or the maintenance and

improvement of existing products.  None of such research

activity was customer sponsored.



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

1995 and is not expected to be material in the next

fiscal year.



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



(ii) The Company has been named as a potentially responsible party ("PRP") by the Environmental Protection Agency

     pursuant to the Spill Compensation and Control Act,

     the Sanitary Landfill Closure and Contingency Fund Act,

     and a section of the Solid Waste Management Act, for a

     site in New Jersey.  Based on the Company's experience

     and because the Company's level of involvement is

     extremely limited, the Company does not expect that this

     matter will represent a material cost to the Company

     in the future.  The Company settled a similar matter for

     another site in New Jersey during fiscal year 1995 and

     does not expect such settlement to represent a material

     cost in the future.



(iii)The Company sold its Jersey City, New Jersey manufacturing facility during fiscal year 1994.  In connection with the

     disposition of this manufacturing facility, the

     Company retained responsibility for certain environmental

     obligations.  The Company does not expect that the cost

     of any future environmental liability in connection with

     the sale of this facility will be material.



(iv) The Company operates a water treatment operation at its former Oakland, California manufacturing location and

     may undertake additional remediation in the future to

     recondition such property for sale.   A financial reserve

     established in an earlier year is considered by management to be adequate to cover the future costs or liability in

     connection with this manufacturing location.



(v)  During fiscal year 1995, the Company entered into a

     "de minimis" settlement relating to its alleged involvement at the American Chemical Services site in Griffith,

     Indiana.  The Company does not expect the settlement

     to represent a material cost in the future.



(vi) The Company has been identified as a PRP by the

     Environmental Protection Agency for a site in Johnson

     County, Kansas.  The Company is continuing to negotiate

     a settlement of this matter, which is not expected to

     represent a material cost to the Company.



(vii)In fiscal year 1994, the Company incurred environmental remediation costs at one of its facilities in Chicago,

     Illinois, which were not material.  In fiscal year 1995,

     the Company received partial reimbursement of these

     costs from an adjacent property owner.



(viii)The Company has announced that it contemplates the

     sale of its Frederick, Maryland manufacturing facility.

     Customary environmental investigations are being

     conducted in conjunction with the contemplated sales

     of these sites.  The Company does not expect that

     material environmental liabilities will be

     identified, and accordingly has not recorded

     any loss contingencies.  During fiscal year 1995,

     the Company sold its Dyersburg, Tennessee manufacturing

     facility, but the Company does not expect any future

     environmental liability in connection with such sale.



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



(x)  A former subsidiary of the Company has been named as a

     PRP by the Environmental Protection Agency for a site

     in Tulalip, Washington in connection with the Company's

     former architectural coatings business.  Pursuant to

     the terms of the agreement by which the Company sold

     such architectural coatings business, the Company has

     been responding to this matter.  Based on the Company's

     experience and because the Company's level of

     involvement is extremely limited, the Company does

     not expect that this matter will represent a material

     cost to the Company in the future.



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



NUMBER OF PERSONS EMPLOYED.  At the end of fiscal year 1995,

approximately 4,700 persons were employed by the Company's

continuing operations.



(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC

OPERATIONS AND EXPORT SALES.



Net sales, pretax earnings and identifiable assets related

to foreign operations and export sales are each below

l0% of the respective consolidated amounts for the Company

for fiscal year 1995 and have been below these levels for

the two preceding fiscal years, but may not be indicative

of future levels due to the Company's strategy to expand

its international operations.



ITEM 2.  PROPERTIES

-------------------



PRODUCTION FACILITIES.  The Company operates production

and major warehouse facilities for its operations in 17

locations throughout the United States, and in 21 locations

internationally.  The vast majority of the space is owned.

Some space, mainly for warehousing, is leased.  The

facility in Dyersburg, Tennessee was sold during fiscal

year 1995.  The Frederick, Maryland facility was closed in

August 1994.  As part of the acquisition of S.O.S in fiscal

year 1994, the Company acquired two facilities, one in

the United States and the other in Canada.  The Canadian

S.O.S facility was closed in fiscal year 1995.

The Company acquired a production facility in Argentina

in August 1995.  The Company considers its manufacturing

and warehousing facilities to be adequate to support

its business.



OFFICES AND TECHNICAL CENTER.  The Company's general

office building is owned and is located in Oakland,

California.  The Company also occupies leased office

space in Oakland one block from its general office building.

However, the lease will terminate and the Company plans

to vacate such leased office space in Oakland during

fiscal year 1996.  The Company's Technical Center and Data

Center are owned and are located in Pleasanton, California.

Leased sales and other office facilities are located at a

number of manufacturing and other locations.



ENCUMBRANCES.  None of the Company's owned facilities are

encumbered to secure debt owed by the Company, except that

the manufacturing facilities in Wheeling, Illinois and

Belle, Missouri secure industrial revenue bond indebtedness

incurred in relation to the construction or upgrade thereof.



ITEM 3.  LEGAL PROCEEDINGS

--------------------------



None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

------------------------------------------------------------

None.





EXECUTIVE OFFICERS OF THE REGISTRANT







The names, ages and current positions of the executive

officers of the Company are set forth below:



Name (Age) and Year Elected to

     Current Position                           Title and
Current Position(s)

-------------------------------------------
-----------------------------




G. C. Sullivan             (55)        1992     Chairman of the
Board, Chief Executive Officer

                                                and President



W. F. Ausfahl              (55)        1983     Group Vice
President and Chief

                                                Financial Officer



E. A. Cutter               (56)        1992     Senior Vice
President-General Counsel

                                                and Secretary



N. P. DeFeo                (49)        1993     Group Vice
President-U.S. Operations



R. A. Llenado              (48)        1992     Group Vice
President-Technical



P. N. Louras, Jr.          (45)        1992     Group Vice
President



A. W. Biebl                (45)        1992     Vice
President-Manufacturing, Engineering and

                                                Distribution



R. H. Bolte                (55)        1995     Vice
President-Corporate Marketing Services



J. M. Brady                (41)        1993     Vice
President-Human Resources



J. O. Cole                 (54)        1992     Vice
President-Corporate Affairs



R. T. Conti                (40)        1992     Vice
President-International



C. M. Couric               (48)        1995     Vice
President-Brita Products



L. Griffey                 (59)        1993     Vice
President-International Manufacturing



G. E. Johnston             (48)        1993     Vice
President-Kingsford Products Division



R. C. Klaus                (50)        1990     Vice
President-Professional Products



D. C. Murray               (59)        1989     Vice
President-Household Products



L. S. Peiros               (40)        1995     Vice
President-Food Products Division



K. M. Rose                 (46)        1993     Vice
President-Treasurer



H. J. Salvo, Jr.           (47)        1991     Vice
President-Controller



B. A. Sudbury              (48)        1992     Vice
President-Research and

                                                Development



F. A. Tataseo              (41)        l994     Vice
President-Sales



C. E. Williams             (46)        1993     Vice
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



W. F. Ausfahl, R. C. Klaus and D.C. Murray have been employed by the Company for at least the past five years in the same

respective positions as listed above.  The other executive

officers have held the respective positions described below

for at least the past five years:



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

Products from 1989 through May 1992 and Vice

President-Food Service Products from 1985 through 1989.



R. H. Bolte joined the Company in April 1982.  Prior to

his election as Vice President-Corporate Marketing

Services in July 1995, he was Director of Advertising

and Promotion from June 1993 through June 1995 and

Director of Media Services from May 1982 through May 1993.



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

Associate General Counsel in 1992.  In November 1992,

he was elected to the position of Vice President-

Corporate Affairs.



R. T. Conti joined the Company in 1982 as Associate Region

Sales Manager, Household Products.  Prior to his election

as Vice President-International effective June 1, 1992, he

was Area General Manager-International for Europe, Middle

East and Africa from 1990 through May 1992 and Manager of

Sales Planning for Household Products from 1987 through 1990.



C. M. Couric joined the Company in 1973 as a Brand Assistant in the Household Products marketing organization.  Prior to

his election in July, 1995 as Vice President-Brita Products,

he had served as Director, Brita Operations from 1988 through

June 1995 and as a Manager of Business Development from

1984 through 1988.



G. E. Johnston joined the Company in July 1981 as Regional

Sales Manager-Special Markets.  Prior to his election as

Vice President-Kingsford Product Division effective

November 17, 1993, he was Vice President-Corporate

Development from June 1992 through November 16, 1993, and

Director of Corporate Development from 1991 through May

1992, and Director of Business Development from September

1989 through 1991.



L. S. Peiros joined the Company in 1982 and was elected

Vice President-Food Products Division effective July 1995.

From September 1993 until his election to his current

position he was Vice President-Corporate Marketing Services.

From June 1992 through August 1993 he was Director of

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

Prior to her election as Vice President-Treasurer effective

July 15, 1992, she was Controller, Household Products from

July 1988 through July 1992.  Beginning October 1, 1994, she also assumed responsibility for the Company's investor

relations and risk management functions.



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

Products from 1985 through May 1992.



F. A. Tataseo joined the Company in October 1994 as Vice

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

Services of the Fritz Companies, Inc.



PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

----------------------------------------------------------

STOCKHOLDER MATTERS

-------------------



(a)  MARKET INFORMATION.



The principal markets for Clorox Common Stock are the New

York and Pacific Stock Exchanges.  The high and low sales

prices quoted for New York Stock Exchange-Composite

Transactions Report for each quarterly period during the

past two fiscal years appears under "Quarterly Data," page

32 of the Annual Report, incorporated herein by this

reference, and on July 31, 1995, the closing price for

the Company's stock was $65.625 per share.







(b)  HOLDERS.



The approximate number of record holders of Clorox Common

Stock as of July 31, 1995 was 13,056 based on information

provided by the Company's transfer agent.



(c)  DIVIDENDS.



The amount of quarterly dividends paid with respect to Clorox

Common Stock during the past two fiscal years appears under

"Quarterly Data," page 32 of the Annual Report, incorporated herein by this reference.



ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------



This information appears under "Financial Summary," pages 30 and 31 of the Annual Report, incorporated herein by this

reference.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

----------------------------------------------------------

CONDITION AND RESULTS OF OPERATION

----------------------------------



This information appears under "Management's Discussion and Analysis," pages 18 and 19 of the Annual Report, incorporated herein by this reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

----------------------------------------------------



These statements and data appear on pages 20 through 28 and 32 of the Annual Report, incorporated herein by this reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

---------------------------------------------------------

ACCOUNTING AND FINANCIAL DISCLOSURE

-----------------------------------



None.













PART III



ITEM l0.  DIRECTORS AND EXECUTIVE OFFICERS OF THE

-------------------------------------------------

REGISTRANT

----------



Information regarding each nominee for election as a

director, including those who are executive officers of

the Company, appears under "Nominees for Election as

Directors" of the definitive Proxy Statement of the

Company, which will be filed with the United States

Securities and Exchange Commission within 120 days after

the end of the registrant's fiscal year ended June 30,

1995 ("Proxy Statement"), incorporated herein by this

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

--------------------------------



The information required by Item 402 of Regulation S-K

appears under "Organization of the Board of Directors,"

"Employee Benefits and Management Compensation Committee

Report on Compensation," "Summary Compensation Table,"

"Options and Stock Appreciation Rights," "Comparative

Stock Performance," "Pension Plan," and "Supplemental

Executive Retirement Plan" of the Proxy Statement, all

incorporated herein by this reference.





ITEM l2.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

---------------------------------------------------------

AND MANAGEMENT

--------------



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

--------------------------------------------------------



Information concerning transactions with directors, nominees for election as directors, management and the beneficial

owner of more than 5% of the Company's Common Stock

appears under "Beneficial Ownership of Voting Securities"

of the Proxy Statement, incorporated herein by this

reference.

























PART IV


<CPATION>



ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

-----------------------------------------------------------------
--------




(a)(1)  Financial Statements:
                                     Page



            Financial Statements and Independent Auditors'
Report                                      Copy

            included in the Annual Report, incorporated herein
by this                                 Included

            reference:




                 Statements of Consolidated Earnings for the years

                 ended June 30, 1995, l994 and l993



                 Consolidated Balance Sheets, June 30, 1995 and l994



                 Statements of Consolidated Stockholders' Equity for

                 the years ended June 30, 1995, l994 and l993



                 Statements of Consolidated Cash Flows for the years

                 ended June 30, 1995, l994 and l993



                 Notes to Consolidated Financial Statements



                 Independent Auditors' Report



                 Quarterly Data



   (2) Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.



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



(b) Current Reports on Form 8-K during the fourth quarter of fiscal year 1995:



            None.



(c)  Exhibits:



            Index to Exhibits follows.



(d)  (Not applicable)



                                             Index to Exhibits

                                             -----------------

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



   (4)  (i) Form of Indenture between the Company and Wachovia
Bank & Trust Company, N.A. as Trustee, regarding

            $200,000,000 in 8.8% Notes due 2001 (filed as
Exhibit 4 to Registration Statement on Form S-3

            No. 33-4083 dated May 24, 1991, incorporated herein by this reference)



        (ii)Prospectus Supplement (to Prospectus dated July 9,
1991) giving terms of the Indenture referenced in

            Exhibit 4 (i) above (filed on July 18, 1991, supplementing the Registration Statement on

            Form S-3 No. 33-4083 dated May 24, 1991, and incorporated herein by this reference)



   (9)      (Not applicable)



   (10)     Material contracts:



        (i) Stock Option Plan (1977) (Amended l0/l6/80, 7/2l/82,
6/2l/83, l0/l9/83, 9/18/85, 11/20/85, 7/15/87 and

            11/17/93) (Exhibit 10(i) to Annual Report on Form
10-K for the year ended June 30, 1994, incorporated

            herein by this reference)

        (ii)Long-Term Compensation Program dated October 21,
1987 (filed as Exhibit 10(ii) to Annual Report on Form 10-K

            for the year ended June 30, 1994, incorporated herein by this reference)

        (iii)Agreement between Henkel KGaA and the Company dated
June l8, l98l (filed as Exhibit (l0)(v) to Form 8

            dated August ll, l983, incorporated herein by this reference)

        (iv)Agreement between Henkel GmbH (now Henkel KGaA) and the Company dated July 3l, l974 (filed as Exhibit (l0)

            (vi) to Form 8 dated August ll, l983, incorporated herein by this reference)

        (v) Agreement between Henkel KGaA and the Company dated
November l6, l98l (filed as Exhibit (l0)(vii) to

            Form 8 dated August ll, l983, incorporated herein by this reference)

        (vi)Agreement between Henkel KGaA and the Company dated
July 16, 1986 (filed as Exhibit B to Current Report on

            Form 8-K for March 19, 1987, incorporated herein by this reference)

        (vii)Agreement between Henkel KGaA and the Company dated
March 18, 1987 (filed as Exhibit A to Current

            Report on Form 8-K for March 19, 1987, incorporated herein by this reference)

        (viii)Agreement between Henkel KGaA and the Company dated January 16, 1992 (filed as Exhibit 10(xi) to Annual

            Report on Form 10-K for the year ended June 30, 1992, incorporated herein by this reference)

        (ix)Officer Employment Contract (form) (filed as Exhibit
10(ix) to Annual Report on Form 10-K for the year

            ended June 30, 1994, incorporated herein by this reference)

        (x) Supplemental Executive Retirement Plan dated July
17, 1991 (filed as Exhibit 10(x) to Annual Report on

            Form 10-K for the year ended June 30, 1993, incorporated herein by this reference)

        (xi)1993 Directors' Stock Option Plan dated November 17,
1993 (filed as Exhibit 10(xi) to Annual Report on

            Form 10-K for the year ended June 30, 1994, incorporated herein by this reference)



   (11)     (Not applicable)



   (12)     (Not applicable)



   (13)     Annual Report, following the Financial Statement
Schedules of this Form 10-K



   (16)     (Not applicable)



   (l8)     (Not applicable)



   (21) Subsidiaries of the registrant, following Exhibit 13 of this Form 10-K



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



                                        THE CLOROX COMPANY

Date:  September 20, 1995               By: /s/G. C. Sullivan

                                            -----------------

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





Signature                  Title
             Date






/s/G.C. Sullivan           Chairman of the Board & Director
             September 20, 1995

---------------------      (Chief Executive Officer)

G. C. Sullivan





/s/W. F. Ausfahl           Group Vice President & Director
             September 20, 1995

---------------------      (Principal Financial Officer)





/s/D. Boggan, Jr.          Director
             September 20, 1995

---------------------

D. Boggan, Jr.





/s/J. W. Collins           Director
             September 20, 1995

---------------------

J. W. Collins





/s/U. Fairchild            Director
             September 20, 1995

---------------------

U. Fairchild





(signatures continue)





/s/J. Krautter             Director
             September 20, 1995

---------------------

J. Krautter





/s/J. Manchot              Director
             September 20 1995

---------------------

J. Manchot





/s/D. O. Morton            Director
             September 20, 1995

---------------------

D. O. Morton





/s/E. L. Scarff            Director
             September 20, 1995

---------------------

E. L. Scarff





/s/L. R. Scott             Director
             September 20, 1995

---------------------

L. R. Scott





/s/F. N. Shumway           Director
             September 20, 1995

---------------------

F. N. Shumway





/s/J. A. Vohs              Director
             September 20, 1995

---------------------

J. A. Vohs





/s/C. A. Wolfe             Director
             September 20, 1995

---------------------

C. A. Wolfe





/s/H. J. Salvo, Jr.        Vice President-Controller
             September 20, 1995

---------------------      (Principal Accounting Officer)

H. J. Salvo, Jr.




APPENDIX

(to Form 10-K)

 The following items have been filed under cover of Form SE:



1.  Middle of Page 18 - Bar Chart entitled "Clorox Value
Measure",

    showing the economic value measurement of the Company over the period of the last five fiscal years.



2.  Middle of Page 19 - Bar Chart entitled "Cash Provided,

    Continuing Operations."