Form 10-K/A
period 1995-06-30
CLOROX CO /DE/
filed 1995-10-11
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                      AMENDMENT NO. 1 TO FORM 10-K

FORM 10-K/A
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

OR  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transmission period from             to
                                 ----------     ----------

Commission file number 1-07151

                            THE CLOROX COMPANY
           (Exact name of registrant as specified in its charter)

     DELAWARE                                            31-0595760
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

   1221 Broadway, Oakland, CA                        94612-1888
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number,                    (510) 271-7000
including area code




THIS AMENDMENT IS BEING FILED SOLELY TO CORRECT CERTAIN FORMATTING ERRORS IN THE FORM 10-K FOR THE CLOROX COMPANY FOR THE FISCAL
YEAR ENDED JUNE 30, 1995, AS FILED ON THE EDGAR SYSTEM ON
SEPTEMBER 28, 1995.  THERE ARE NO SUBSTANTIVE CHANGES TO THE
ORIGINAL FILING BEING MADE VIA THIS AMENDMENT.  THE AMENDED
FORM 10-K, WITH ALL EXHIBITS THERETO, IS ATTACHED HERETO IN
ITS ENTIRETY, WITH THE FORMATTING ERRORS CORRECTED.




 SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE CLOROX COMPANY


Date:  October 10, 1995                      /s/ E. A. Cutter
                                             ----------------------
                                             By: E. A. Cutter, Senior
                                             Vice President -
                                             General Counsel and
                                             Secretary

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

CUSTOMERS AND ORDER BACKLOG. During fiscal year 1995, revenue from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies exceeded 10% of the Company's gross consolidated revenues. Except for this relationship, the Company is not dependent upon any other single customer or a few customers. Order backlog is not a significant factor in the Company's business.

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












PART IV

<CPATION>

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

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