Form 10-Q
period 1995-09-30
CLOROX CO /DE/
filed 1995-11-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        Form 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

    OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE  ACT OF 1934

For the transition period from                to

Commission file number   1-07151
                         -------

                       THE CLOROX COMPANY
---------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


     DELAWARE                                    31-0595760
---------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization           Identification number)

1221 Broadway - Oakland, California 94612 - 1888
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

          Yes         X           No
                     ---

As of September 30, 1995 there were 52,275,671 shares outstanding of the registrant's common stock (par-value - $1.00), the registrant's only outstanding class of stock.

Total pages 9

                            THE CLOROX COMPANY

PART 1.  Financial Information                        Page No.
                                                      ---------
  Item 1.  Financial Statements

             Condensed Statements of                      3
             Consolidated Earnings
             Three Ended September 30, 1995 and 1994


             Condensed Consolidated Balance Sheets        4
             March 31, 1995 and June 30, 1994
             September 30, 1995 and June 30, 1995


             Condensed Statements of Consolidated         5
             Cash Flows
             Nine Months Ended March 31, 1995 and 1994
             Three Months Ended September 30, 1995
             and 1994


             Notes to Condensed Consolidated              6
             Financial Statements


  Item 2.  Management's Discussion and Analysis           7-8
           of Results of Operations and
           Financial Condition


                                     PART I - FINANCIAL INFORMATION
                                      Item 1. Financial Statements
                                   The Clorox Company and Subsidiaries
                              Condensed Statements of Consolidated Earnings
                                (In thousands, except per-share amounts)

                                                             Three Months Ended
                                                       ------------------------------
                                                       9/30/95                9/30/94
                                                    ----------             ----------

Net Sales                                           $  518,486             $  476,367

Costs and Expenses
     Cost of products sold                             231,333                210,134

     Selling, delivery and administration               98,656                 89,471

     Advertising                                        72,482                 70,967

     Research and development                           10,202                 10,100

     Interest expense                                    7,772                  4,926

     Other (income) expense, net                          (567)                   362
                                                     ----------             ---------
          Total costs and expenses                     419,878                385,960
                                                     ----------             ---------

Earnings before income taxes                            98,608                 90,407

Income Taxes                                            39,829                 37,226
                                                     ----------             ---------

Net Earnings                                         $  58,779              $  53,181
                                                     ==========             =========

Earnings per Common Share                            $    1.12              $    1.00

Dividends per Share                                  $    0.53              $    0.48

Weighted Average Shares Outstanding                     52,354                 53,408

See Notes to Condensed Consolidated Financial Statements.
3


                               PART I - FINANCIAL INFORMATION (Continued)
                                    Item 1. Financial Statements
                                The Clorox Company and Subsidiaries
                               Condensed Consolidated Balance Sheets
                                         (In thousands)

                                                             9/30/95                6/30/95
                                                        ------------           ------------

ASSETS
     Current Assets
          Cash and short-term investments               $    127,846           $    137,330
          Accounts receivable, less allowance                218,338                311,868
          Inventories                                        128,450                121,095
          Deferred income taxes                               11,575                 11,495
          Prepaid expenses                                    17,091                 18,543
                                                        ------------           ------------
               Total current assets                          503,300                600,331

     Property, Plant and Equipment - Net                     533,187                524,972

     Brands, Trademarks, Patents and Other Intangibles       604,575                592,792

     Investments in Affiliates                                97,228                 96,385

     Other Assets                                            119,053                 92,192
                                                        ------------           ------------
     Total                                              $  1,857,343           $  1,906,672


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
          Accounts payable                              $     99,187           $    122,763
          Accrued liabilities                                212,451                234,595
          Income taxes payable                                37,964                  6,283
          Commercial paper and short-term borrowings          76,422                115,303
          Current maturities of long-term debt                   305                    379
                                                        ------------           ------------
               Total current liabilities                     426,329                479,323

     Long-term Debt                                          253,418                253,079

     Other Obligations                                        79,611                 85,129

     Deferred Income Taxes                                   141,058                145,228

     Stockholders' Equity
          Common Stock                                        55,422                 55,422
          Additional paid-in capital                         108,812                108,347
          Retained earnings                                1,001,044                971,380
          Treasury shares, at cost                          (179,201)              (168,217)
          Cumulative translation adjustments and other       (29,150)               (23,019)
               Stockholders' Equity                          956,927                943,913
                                                        ------------           ------------
     Total                                              $  1,857,343            $ 1,906,672

See Notes to Condensed Consolidated Financial Statements.
4



                                 PART I - FINANCIAL INFORMATION (Continued)
                                      Item 1.  Financial Statements
                                    The Clorox Company and Subsidiaries
                               Condensed Statements of Consolidated Cash Flows
                                               (In thousands)

                                                               Three Months Ended
                                                         ------------------------------
                                                         9/30/95                9/30/94
                                                         ----------             ----------

Operations:
     Net earnings                                        $   58,779             $   53,181
     Adjustments to reconcile to net cash
      provided by operating activities:
          Depreciation and amortization                      26,478                 25,305
          Deferred income taxes                               3,300                  3,900
          Other                                               4,628                  1,060
          Effects of changes in:
               Accounts  receivable                          93,933                 59,187
               Inventories                                   (3,884)                (7,163)
               Prepaid expenses                               1,372                  3,235
               Accounts payable                             (22,603)                (9,904)
               Accrued liabilities                          (18,065)               (34,015)
               Income taxes payable                          24,211                 26,599
                                                          ---------              ---------
               Net cash provided by operations              168,149                121,385

Investing Activities:
     Property, plant and equipment                          (12,162)               (11,217)
     Disposal of property, plant and equipment                2,369                    124
     Businesses purchased                                   (60,427)               (18,095)
     Other                                                  (15,736)                (9,081)
                                                          ---------              ---------
               Net cash used for investment                 (85,956)               (38,269)

Financing Activities:
     Short-term borrowings                                     -                    (3,000)
     Long-term borrowings                                      -                       154
     Long-term debt and other obligations repayments         (8,789)                    -
     Commercial paper, net                                  (38,881)               (21,934)
     Cash dividends                                         (27,804)               (25,615)
     Treasury stock purchased                               (18,819)                    -
     Employee stock plan issuances                            2,616                  3,271
                                                          ---------              ---------
               Net cash used for financing                  (91,677)               (47,124)

Net (Decrease) Increase in Cash
 and Short-Term Investments                                  (9,484)                35,992
Cash and Short-Term Investments:
     Beginning of period                                    137,330                115,922
                                                          ---------              ---------
     End of period                                        $ 127,846              $ 151,914


See Notes to Condensed Financial Statements

5

                 Item 1.  Financial Statements
               The Clorox Company and Subsidiaries
       Notes to Condensed Consolidated Financial Statements


(1) The condensed consolidated financial statements for the three months ended September 30, 1995 and 1994 has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company) have been made. The results of the three months ended September 30, 1995 should not be considered as necessarily indicative of the results for the entire year.


(2)  Inventories at September 30, 1995 and at June 30, 1995
     consisted of (in thousands):
                                              9/30/95     6/30/95

     Finished goods and work in process      $ 74,897    $ 71,102
     Raw materials and supplies                53,553      49,993
                                             --------    --------
          Total                              $128,450    $121,095


(3)  Stock Repurchases

     The Company's Board of Directors in July 1995, authorized a $100,000,000 share repurchase program which is planned for completion during fiscal year 1996. The shares will be purchased on the open market. Shares reacquired will be held as treasury shares and are available for reissuance for corporate uses. During the quarter, 278,600 shares were repurchased at a cost of $18,819,000.


(4) Acquisitions of $60,427,000 during the quarter were funded from cash and included the Black Flag line of insecticides acquired in September 1995, the acquisition of the remaining minority interest of the business in Argentina, and other business interests in Mexico. These acquisitions were accounted for as purchases.

            Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition

Results of Operations

Comparison of the Three Months Ended September 30, 1995
with the Three Months Ended September  30, 1994

Earnings per share increased 12 percent to $1.12 from $1.00, and net earnings increased 11 percent to $58,779,000 from $53,181,000 a year ago principally due to a 9 percent increase in net sales driven by a 7 percent increase in volume. Record shipments were recorded for our home cleaning business unit which includes Formula 409, Soft Scrub, Pine-Sol and
Clorox toilet bowl cleaners.   This business unit achieved its
eleventh consecutive quarterly increase in shipments. Combat insecticides and Kingsford charcoal shipments were also first quarter records. Brita water filtration systems shipped record quarterly volumes reflecting strong growth in all trade channels and the acquisition in January 1995 of the Brita business in Canada. Our international business growth during the quarter was principally due to volume from businesses acquired in fiscal 1995. Net sales for the quarter which benefited from price increases taken in fiscal 1995 for Clorox liquid bleach and Liquid-Plumr accounted for less than seven percent of the total increase.

Cost of products sold as a percentage of net sales was 44 percent in both the current and year ago quarters. Gross margins are anticipated to remain at approximately 56 percent for the remainder of the fiscal year.

Research and development expense was about even with the year ago period. Selling, delivery, and administration expense increased 10 percent over the year ago period principally due to continued investment in international infrastructure, and costs implementing our customer interface project.

Advertising expenses increased 2 percent over the year ago period, and are anticipated to increase at the same rate as sales.

Interest expense increased $2,846,000 over the year ago period due to higher borrowing levels during the quarter and rates on commercial paper, and additional indebtedness related to the Brita Canada acquisition of January 1995.

            Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition

Liquidity and Capital Resources

The Company's financial position and liquidity remain strong due to cash provided by operations which increased $46,764,000 over the year ago period, principally due to the collection of June 30, 1995 receivables including those with seasonal dating terms for payment this period. Cash provided by operations was used to fund acquisitions of $60,427,000 during the quarter. Decreases in accounts receivable and accounts payable balances from June 30, 1995 reflect normal seasonal variation, due to the charcoal and insecticides businesses. Inventories are higher than June 30, 1995 principally due to international acquisitions. We expect inventories to increase during the next two fiscal quarters to support the seasonal charcoal and insecticides businesses.

In July 1995, the Board of Directors approved a $100,000,000 share repurchase program which is planned for completion during this fiscal year, subject to market conditions and business opportunities which may arise. During the quarter 278,600 shares at a cost of $18,819,000 were reacquired.

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


                                   THE CLOROX COMPANY
                                   (Registrant)




DATE November 14, 1994     BY /s/ HENRY J. SALVO, JR.
                              -----------------------
                              Henry J. Salvo, Jr.
                              Vice-President - Controller

9