Form 10-Q
period 1995-12-31
CLOROX CO /DE/
filed 1996-02-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-Q


(MARK ONE)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
X           OF THE SECURITIES EXCHANGE ACT OF 1934
-

For the quarterly period ended December 31, 1995
                               -----------------

                              OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
-           OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from        to


Commission file number   1-07151
                         -------

                          THE CLOROX COMPANY
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     DELAWARE                                         31-0595760
-----------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)


1221 Broadway - Oakland, California                  94612 - 1888
-----------------------------------------------------------------
(Address of principal executive offices

Registrant's telephone number (including area code) (510) 271-7000
                                                    --------------

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of December 31, 1995 there were 51,910,594 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

------------------------------------------------------------------

                                                  Total  pages 10
                                                                1
                                                                -

                        THE CLOROX COMPANY


PART 1.  Financial Information                       Page No.
         ---------------------                       --------

         Item 1.  Financial Statements

                  Condensed Statements of
                  Consolidated Earnings
                    Three and Six Months Ended
                    December 31, 1995 and 1994           3


                  Condensed Consolidated Balance
                  Sheets
                    December 31, 1995 and June 30,
                    1995                                 4


                  Condensed Statements of Consolidated
                  Cash Flows
                    Six Months Ended December 31, 1995
                    and 1994                             5


                  Notes to Condensed Consolidated
                  Financial Statements                   6


     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                  7-9







                                                          2
                                                          -



                             PART I - FINANCIAL INFORMATION
                              Item 1. Financial Statements
                           The Clorox Company and Subsidiaries
                        Condensed Statements of Consolidated Earnings
                        ---------------------------------------------
                         (In thousands, except per share amounts)


                                        Three Months Ended                                   Six Months Ended
                              --------------------------------                     --------------------------------
                              12/31/95                12/31/94                     12/31/95                12/31/94
                              --------                --------                     --------                --------

Net Sales                     $ 466,789               $ 414,454                    $ 985,275               $ 890,821

Costs and Expenses
  Cost of products sold         213,171                 183,963                      444,504                 394,097



  Selling, delivery and
  administration                102,378                  91,885                      201,034                 181,356

  Advertising                    66,628                  68,007                      139,110                 138,974

  Research and development       11,205                  10,817                       21,407                  20,917

  Interest expense                7,588                   5,163                       15,360                  10,089

  Other expense (income), net     2,196                  (2,164)                       1,629                  (1,802)
                                -------                 -------                      -------                 -------

    Total costs and expenses    403,166                 357,671                      823,044                 743,631
                                -------                 -------                      -------                 -------


Earnings before income taxes     63,623                  56,783                      162,231                 147,190

Income Taxes                     25,712                  22,688                       65,541                  59,914
                                -------                 -------                      -------                 -------

Net Earnings                 $   37,911              $   34,095                   $   96,690              $   87,276
                             ==========              ==========                   ==========              ==========


Earnings per Common Share    $     0.73              $     0.64                   $     1.85              $     1.64

Dividends per Share          $     0.53              $     0.48                   $     1.06              $     0.96

Weighted Average Shares
Outstanding                      52,089                  53,274                       52,222                  53,341




See Notes to Condensed Consolidated Financial Statements.


                                                                               3
                                                                               -



                            PART I - FINANCIAL INFORMATION (Continued)
                                   Item 1. Financial Statements
                              The Clorox Company and Subsidiaries
                              Condensed Consolidated Balance Sheets
                              -------------------------------------
                                        (In thousands)


                                                                   12/31/95                6/30/95
                                                               ----------------        ---------------

ASSETS
------

     Current Assets
          Cash and short-term investments                      $      105,866          $      137,330
          Accounts receivable, less allowance                         220,371                 311,868
          Inventories                                                 157,524                 121,095
          Deferred income taxes                                        11,575                  11,495
          Prepaid expenses                                             16,219                  18,543
                                                               ----------------        ---------------
               Total current assets                                   511,555                 600,331

     Property, Plant and Equipment - Net                              533,208                 524,972

     Brands, Trademarks, Patents and Other Intangibles                599,880                 592,792

     Investments in Affiliates                                         94,225                  96,385

     Other Assets                                                     120,355                  92,192
                                                               ----------------        ---------------
     Total                                                     $    1,859,223          $    1,906,672
                                                               ================        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
     Current Liabilities
          Accounts payable                                     $       89,462          $      122,763
          Accrued liabilities                                         187,754                 234,595
          Income taxes payable                                         11,991                   6,283
          Commercial paper and notes payable                          168,526                 115,303
          Current maturities of long-term debt                            395                     379
                                                               ----------------        ---------------
               Total current liabilities                              458,128                 479,323

     Long-term Debt                                                   249,487                 253,079

     Other Obligations                                                 80,987                  85,129

     Deferred Income Taxes                                            136,957                 145,228

     Put Option Obligations                                            17,259                    -

     Stockholders' Equity
          Common Stock                                                 55,422                  55,422
          Additional paid-in capital                                  109,068                 108,347
          Retained earnings                                         1,011,177                 971,380
          Treasury shares, at cost                                   (228,813)               (168,217)
          Cumulative translation adjustments and other                (30,449)                (23,019)
                                                               ----------------        ---------------
               Stockholders' Equity                                   916,405                 943,913
                                                               ----------------        ---------------

     Total                                                     $    1,859,223          $    1,906,672
                                                               ================        ===============

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


                                                                                      Six  Months Ended
                                                                             --------------------------------------
                                                                                12/31/95                12/31/94
                                                                             -------------           --------------
Operations:
     Earnings from continuing operations                                     $      96,690           $      87,276
     Adjustments to reconcile to net cash provided by operating activities:
          Depreciation and amortization                                             55,669                  51,445
          Deferred income taxes                                                      3,300                   5,400
          Other                                                                     12,532                  10,230
          Effects of changes in:
               Accounts  receivable                                                 91,497                  71,938
               Inventories                                                         (33,505)                (50,089)
               Prepaid expenses                                                      2,243                   2,460
               Accounts payable                                                    (33,385)                (19,886)
               Accrued liabilities                                                 (44,049)                (42,100)
               Income taxes payable                                                 (5,863)                 (4,078)
                                                                             -------------           --------------

               Net cash provided by  operations                                    145,129                 112,596


Investing Activities:
     Property, plant and equipment                                                 (30,658)                (28,803)
     Disposal of property, plant and equipment                                         770                     550
     Businesses purchased                                                          (61,665)                (24,165)
     Other                                                                         (22,168)                (18,083)
                                                                             -------------           --------------
               Net cash used for investment                                       (113,721)                (70,501)


Financing Activities:
     Short-term borrowings                                                                                   6,031
     Long-term debt and other obligations repayments                               (12,696)                   (207)
     Commercial paper, net                                                          53,223                  44,038
     Cash dividends                                                                (55,537)                (51,298)
     Treasury stock purchased                                                      (50,150)                (26,682)
     Employee stock plans                                                            2,288                   4,458
                                                                             -------------           --------------
               Net cash used for financing                                         (62,872)                (23,660)
                                                                             -------------           --------------

(Decrease) Increase in Cash and Short-Term Investments                             (31,464)                 18,435
Cash and Short-Term Investments:
     Beginning of period                                                           137,330                 115,922
                                                                             -------------           --------------

     End of period                                                           $     105,866           $     134,357
                                                                             =============           ==============


See Notes to Condensed Consolidated Financial Statements.


                                                                                           5
                                                                                           -

              Item 1.  Financial Statements
            The Clorox Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements
        ----------------------------------------------------


(1) The summarized financial information for the three and six months ended December 31, 1995 and 1994 has not been audited but, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company) have been made. The results of the three and six months ended December 31, 1995 and 1994 should not be considered as necessarily indicative of the results for the entire year.


(2) Inventories at December 31, 1995 and at June 30, 1995 consisted of (in thousands):

                                 12/31/95                6/30/95
                                 --------                -------


     Finished goods and work
     in process                  $ 99,147                $ 71,102
     Raw materials and
     supplies                      58,377                  49,993
                                 --------                --------
          Total                  $157,524                $121,095
                                 ========                ========


(3)  Stock Repurchases

     The Company's Board of Directors in July 1995, authorized a $100,000,000 share repurchase program which is planned for completion during fiscal year 1996. The shares will be purchased on the open market. Shares reacquired will be held as treasury shares and are available for reissuance for corporate uses. Through December 31, 1995, 697,000 shares had been repurchased at a cost of $50,150,000.


(4) Acquisitions for the six months ended December 31, 1995 of $61,665,000 were funded from cash provided from operations and included the Black Flag line of insecticides, the acquisition of the remaining minority interest of our business in Argentina, and other business interests in Mexico. These acquisitions were accounted for as purchases.


(5)  Put Option Obligations

     The Company sold 240,000 put options and purchased 240,000 call options during the second quarter of fiscal 1996 with various strike prices (average of $71.91 per share) that expire at various times through September 30, 2005. Upon exercise, each put option obligates the Company to purchase one share of its common stock at the strike price and each call option allows the Company to purchase one share of its common stock at the strike price. The aggregate exercise price of $17,259,000 has been classified as put option obligations with a corresponding increase in treasury stock at December 31, 1995.

                                                              6
                                                              -

           Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition
            ---------------------------------------------

                     Results of Operations
                     ---------------------

        Comparison of the Three Months Ended December 31, 1995
        ------------------------------------------------------
           with the Three Months Ended December 31, 1994
           ---------------------------------------------


Earnings per share increased 14 percent to $.73 from $.64, and net earnings increased 11 percent to $37,911,000 from $34,095,000 a year ago principally due to a 13 percent increase in net sales driven by a 13 percent increase in volume. Record shipments were recorded for our home cleaning business unit which includes Formula 409, Soft Scrub, Pine-Sol and Clorox toilet bowl cleaners. This business unit achieved its twelfth consecutive quarterly increase in shipments. Combat insecticides and Kingsford charcoal shipments were also up strongly. Brita water filtration systems shipped record quarterly volumes reflecting strong growth in all trade channels and the acquisition in January 1995 of the Brita business in Canada. Our international business growth during the quarter was principally due to volume from businesses acquired in fiscal 1995.

Cost of products sold as a percentage of net sales was 45.7 and
44.4 percent in the current and year ago quarters, respectively.
Gross margins are anticipated to remain at approximately 55 percent for the remainder of the fiscal year.

Selling, delivery, and administration expense increased 11 percent over the year ago period principally due to continued investment in international infrastructure, and costs implementing our customer interface project.

Advertising expense decreased 2 percent over the year ago period principally due to reductions in sales promotion activities (e.g. couponing). However, media spending has increased versus a year ago and we expect it to increase for the full year in line with sales.

Interest expense increased $2,425,000 over the year ago period due to higher levels and rates on commercial paper, and additional indebtedness related to the Brita Canada acquisition of January 1995.

                                                         7
                                                         -

           Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition
            ---------------------------------------------

                     Results of Operations
                     ---------------------

        Comparison of the Six Months Ended December 31, 1995
        ----------------------------------------------------
             with the Six Months Ended December 31, 1994
             -------------------------------------------


Earnings per share increased 13 percent to $1.85 from $1.64, and net earnings increased 11 percent to $96,690,000 from $87,276,000 a year ago principally due to a 11 percent increased in net sales driven by a 10 percent increase in volume. Record shipments were recorded in both the first and second quarters for our home cleaning business unit which includes Formula 409, Soft Scrub, Pine-Sol and Clorox toilet bowl cleaners. Combat insecticides and Kingsford charcoal shipments were both up in volume versus the year ago period. Brita water filtration systems shipped record volumes that reflect continued strong growth in all trade channels and the acquisition in January 1995 of the Brita business in Canada. International volume growth was principally due to volume from businesses acquired in fiscal 1995.

Cost of products sold was 45.1 and 44.2 percent in the current and year ago periods respectively. Gross margins are expected to remain at approximately 55 percent for the remiander of the fiscal year.

Selling, delivery and administration expense increased 11 percent over the year ago period principally due to continued investment in international infrastructure, and costs implementing our customer interface project.

Advertising expense was about even with a year ago. Included in advertising expense is a shift from sales promotion to media spending which improves the overall efficiency of the advertising effort.

Interest expense increased $5,271,000 over a year ago due to higher levels and rates on commercial paper, and additional indebtedness related to the Brita Canada acquisition of January 1995.

                                                            8
                                                            -

            Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition
              ---------------------------------------------

                   Liquidity and Capital Resources
                   -------------------------------


The Company's financial position and liquidity remain strong due to cash provided by operations which increased $32,533,000 over the year ago period, principally due to the liquidation of June 30, 1995 receivables including those with seasonal dating terms for payment this period. Decreases in accounts receivable and accounts payable, and increases in inventory balances from June 30, 1995 reflect normal seasonal variation, principally due to the charcoal and insecticides businesses. We expect inventories to increase during the next fiscal quarter to support the seasonal charcoal and insecticides businesses.

In July 1995, the Board of Directors approved a $100,000,000 share repurchase program which is planned for completion during this fiscal year, subject to market conditions and business opportunities which may arise. Through the six month period ended December 31, 1995, 697,000 shares at a cost of $50,150,000 were reacquired, of which 418,400 shares at a cost of $31,331,000 were reacquired during the second quarter. The Company also sold 240,000 put options on the Company's stock during the second quarter as a hedge of certain future stock option exercises. The options sold were unexpired and unexercised at December 31, 1995.

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


                                   THE CLOROX COMPANY
                                   (Registrant)




DATE                             BY  /S/ HENRY J. SALVO, JR.
     -----------------               -----------------------
                                        Henry J. Salvo, Jr.
                                        Vice-President -
                                        Controller




                                                     10
                                                     --