Form 10-Q
period 1996-03-31
CLOROX CO /DE/
filed 1996-05-15
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                               Form 10-Q



(MARK ONE)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
    X       OF THE SECURITIES  EXCHANGE ACT OF 1934
   ---

For the quarterly period ended March 31, 1996

                               or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from        to

Commission file number   1-07151
                         -------

                               THE CLOROX COMPANY
- -----------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     DELAWARE                                      31-0595760
- -------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)


   1221 Broadway - Oakland, California           94612 - 1888
- -------------------------------------------------------------
(Address of principal executive offices)

 Registrant's telephone number, (including     (510)-271-7000
                                 area code)    --------------


- --------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X           No
                      ------          ------

As of March 31, 1996 there were 51,639,671 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

- ----------------------------------------------------------------


                                              Total  pages 10
                                                            1
                                                            -

              THE CLOROX COMPANY


PART 1.      Financial Information                     Page No.
             ----------------------                    --------
  Item 1.    Financial Statements

             Condensed Statements of Consolidated
              Earnings
                Three and Nine Months Ended
                March 31, 1996 and 1995                      3


             Condensed Consolidated Balance Sheets
                March 31, 1996 and June 30, 1995             4


             Condensed Statements of Consolidated
              Cash Flows
                Nine Months Ended March 31, 1996 and 1995    5


             Notes to Condensed Consolidated
              Financial Statements                           6


   Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                    7-9



                                                            2
                                                            -

                                        PART I - FINANCIAL INFORMATION
                                         Item 1. Financial Statements
                                      The Clorox Company and Subsidiaries
                                 Condensed Statements of Consolidated Earnings
                                  ----------------------------------------------
                                     (In thousands, except per share amounts)


                                Three Months Ended                                    Nine Months Ended
                            ---------------------------------             --------------------------------
                            3/31/96                3/31/95                3/31/96                  3/31/95
                            ---------              ----------             ----------            ----------


Net Sales                   $  560,091             $  499,060             $1,545,366            $1,389,881

Costs and Expenses
  Cost of products sold        255,570                225,997                700,070               620,094

  Selling, delivery and
  administration               114,686                100,727                315,720               282,083

  Advertising                   67,543                 66,432                206,653               205,406

  Research and development      11,103                 10,742                 32,510                31,659

  Interest expense              10,753                  7,213                 26,113                17,302

  Other expense (income), net      432                 (2,284)                 2,061                (4,086)
                               -------               ---------             ---------             ----------

    Total costs and expenses   460,087                 408,827             1,283,131             1,152,458


Earnings before income taxes   100,004                  90,233               262,235               237,423

Income Taxes                    40,405                  36,199               105,946                96,113
                               -------               ---------             ---------             ----------

Net Earnings                $   59,599               $  54,034             $ 156,289             $ 141,310
                            ==========               ==========            =========             =========

Earnings per Common Share   $     1.15               $    1.02             $    3.00             $    2.65

Dividends per Share         $     0.53               $    0.48             $    1.59             $    1.44

Weighted Average
Shares Outstanding              51,767                  53,083                52,070                53,255



See Notes to Condensed Consolidated Financial Statements.
                                                                                    3
                                                                                    -




                            PART I - FINANCIAL INFORMATION (Continued)
                                   Item 1. Financial Statements
                                 The Clorox Company and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                                 ---------------------------------------
                                             (In thousands)

                                                            3/31/96                6/30/95
                                                        -----------------      --------------
ASSETS
- ------
     Current Assets
          Cash and short-term investments               $      88,433          $      137,330
          Accounts receivable, less allowance                 320,797                 311,868
          Inventories                                         175,613                 121,095
          Deferred income taxes                                11,113                  11,495
          Prepaid expenses                                     24,736                  18,543
                                                        -------------              ----------
               Total current assets                           620,692                 600,331

     Property, Plant and Equipment - Net                      540,441                 524,972

     Brands, Trademarks, Patents and Other
     Intangibles                                              673,810                 592,792

     Investments in Affiliates                                 98,690                  96,385

     Other Assets                                             246,936                  92,192
                                                        -------------              ----------

     Total                                              $   2,180,569           $   1,906,672

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
     Current Liabilities
          Accounts payable                              $     122,938           $     122,763
          Accrued liabilities                                 211,399                 234,595
          Income taxes payable                                 23,214                   6,283
          Commercial paper and notes payable                  294,044                 115,303
          Current maturities of long-term debt                    269                     379
                                                        -------------              ----------
               Total current liabilities                      651,864                 479,323

     Long-term Debt                                           356,902                 253,079

     Other Obligations                                        101,903                  85,129

     Deferred Income Taxes                                    133,062                 145,228

     Put Option Obligations                                    17,259                     -

     Stockholders' Equity
          Common Stock                                         55,422                  55,422
          Additional paid-in capital                          110,951                 108,347
          Retained earnings                                 1,041,057                 971,380
          Treasury shares, at cost                           (256,362)               (168,217)
          Cumulative translation adjustments and other        (31,489)                (23,019)
                                                        -------------              ----------
               Stockholders' Equity                           919,579                 943,913
                                                        -------------              ----------

     Total                                              $   2,180,569           $   1,906,672
                                                        ==============           ============

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



                                                                                          Nine  Months Ended
                                                                                  ----------------------------------
                                                                                       3/31/96                3/31/95
                                                                                  -----------            -----------
Operations:
     Earnings from continuing operations                                          $   156,289            $   141,310
     Adjustments to reconcile to net cash provided by operating activities:
          Depreciation and amortization                                                90,677                 79,961
          Deferred income taxes                                                         4,300                  9,000
          Other                                                                         9,084                  8,588
          Effects of changes in:
               Accounts  receivable                                                    23,741                (16,158)
               Inventories                                                            (43,062)               (53,623)
               Prepaid expenses                                                       (13,885)                 1,923
               Accounts payable                                                       (37,385)               (23,613)
               Accrued liabilities                                                    (23,203)               (24,481)
               Income taxes payable                                                    25,714                 21,969
                                                                                  -----------            -----------

               Net cash provided by  operations                                       192,270                144,876

Investing Activities:
     Property, plant and equipment                                                    (53,678)               (39,517)
     Disposal of property, plant and equipment                                          2,791                  7,865
     Businesses purchased                                                            (131,025)               (54,015)
     Investment in other assets                                                      (110,045)
     Other                                                                            (58,448)               (24,113)
                                                                                  -----------            -----------

               Net cash used for investment                                          (350,405)              (109,780)

Financing Activities:
     Short-term borrowings                                                             11,160                  5,112
     Long-term debt borrowings                                                        110,268                    -
     Long-term debt and other obligations repayments                                  (15,021)                  (387)
     Commercial paper, net                                                            154,840                 36,000
     Cash dividends                                                                   (83,082)               (76,762)
     Treasury stock purchased                                                         (82,932)               (29,199)
     Employee stock plans                                                              14,005                  7,110
                                                                                  -----------            -----------

               Net cash used for financing                                            109,238                (58,126)

Increase (Decrease) in Cash and Short-Term Investments                                (48,897)               (23,030)
Cash and Short-Term Investments:
     Beginning of period                                                              137,330                115,922
                                                                                  -----------            -----------

     End of period                                                                $    88,433            $    92,892
                                                                                  ===========            ===========
Non-cash transaction:
     Other obligation arising from business purchased                             $    12,968            $    17,081

See Notes to Condensed Consolidated Financial Statements.

                                                                                                                5
                                                                                                                -

                Item 1.  Financial Statements
              The Clorox Company and Subsidiaries
       Notes to Condensed Consolidated Financial Statements


(1) The summarized financial information for the three and nine months ended March 31, 1996 and 1995 has not been audited but, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company) have been made. The results of the three and nine months ended March 31, 1996 and 1995 should not be considered as necessarily indicative of the results for the entire year.


(2) Inventories at March 31, 1996 and at June 30, 1995 consisted of (in thousands):


                              3/31/96                6/30/95

     Finished goods and
      work in process        $ 112,476             $  71,102
     Raw materials and
      supplies                  63,137                49,993
                              --------              --------

          Total              $ 175,613             $ 121,095
                             =========             =========

(3)  Stock Repurchases

The Company's Board of Directors in July 1995, authorized a $100,000,000 share repurchase program which is planned for completion during fiscal year 1996. The shares will be purchased on the open market. Shares reacquired will be held as treasury shares and are available for reissuance for corporate uses. Through March 31, 1996, 1,069,400 shares had been repurchased at a cost of $82,932,000.


(4) Acquisitions for the nine months ended March 31, 1996 of $131,025,000 were funded from cash provided from operations and included the Black Flag line of insecticides, the acquisition of the remaining minority interest of our business in Argentina, the Poet San Juan business in Argentina, the Electroquimicas S.A.C.I., business in Chile, and other business interests in Mexico. These acquisitions were accounted for as purchases.


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

        Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition
          ---------------------------------------------

                     Results of Operations
                     ---------------------

        Comparison of the Three Months Ended March 31, 1996
        ---------------------------------------------------
            with the Three Months Ended March 31, 1995
            ------------------------------------------

Earnings per share increased 13 percent to $1.15 from $1.02, and net earnings increased 10 percent to $59,599,000 from $54,034,000 a year ago principally due to a 12 percent increase in net sales driven by a 11 percent increase in volume. Record shipments were recorded for our home cleaning business unit and were led by Pine-Sol. This unit achieved its thirteenth consecutive quarterly increase in shipments. Both Combat insecticides and Kingsford charcoal experienced reduced shipments due to the cold weather in the Eastern part of the country. Brita water filtration systems shipped record quarterly volumes reflecting strong growth in all trade channels. Our international business growth during the quarter was principally due to volume from businesses acquired in fiscal 1995.

Cost of products sold as a percentage of net sales was 45.6 and
45.3 percent in the current and year ago quarters, respectively.
Gross margins are anticipated to remain at approximately 55 percent for the remainder of this fiscal year.

Selling, delivery, and administration expense increased 14 percent over the year ago period principally due to continued investment in international infrastructure and costs implementing our customer interface project.

Advertising expense increased 2 percent over the year ago period principally due to increased media spending offset by reductions in sales promotion activities (e.g. couponing).

Interest expense increased $3,540,000 over the year ago period due to higher levels and rates on commercial paper, and additional indebtedness related to the Brita Canada acquisition of January 1995.

                                                           7
                                                           -

         Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition
           ---------------------------------------------

                      Results of Operations
                      ---------------------

         Comparison of the Nine Months Ended March 31, 1996
         --------------------------------------------------
             with the Nine Months Ended March 31, 1995
             -----------------------------------------


Earnings per share increased 13 percent to $3.00 from $2.65, and net earnings increased 11 percent to $156,289,000 from $141,310,000 a year ago principally due to a 11 percent increased in net sales driven by a 10 percent increase in volume. Record shipments were recorded in the first three quarters for our home cleaning business unit including Formula 409, Soft Scrub, Pine-Sol and Clorox toilet bowl cleaners. Brita water filtration systems shipped record volumes that reflect continued strong growth in all trade channels and the acquisition in January 1995 of the Brita business in Canada. International volume growth was principally due to volume from businesses acquired in fiscal 1995.

Cost of products sold was 45.3 and 44.6 percent in the current and year ago periods respectively. Gross margins are expected to remain at approximately 55 percent for the remainder of this fiscal year.

Selling, delivery and administration expense increased 12 percent over the year ago period principally due to continued investment in international infrastructure, and costs implementing our customer interface project.

Advertising expense was up slightly from a year ago. Included in advertising expense is a shift from sales promotion to media spending which improves the overall efficiency of the advertising effort.

Interest expense increased $8,811,000 over a year ago due to higher levels and rates on commercial paper, and additional indebtedness related to the Brita Canada acquisition of January 1995.


                                                              8
                                                              -

          Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition
            ---------------------------------------------

                    Liquidity and Capital Resources
                    -------------------------------

The Company's financial position and liquidity remain strong due to cash provided by operations which increased
$47,394,000 over the year ago period, principally due to the liquidation of June 30, 1995 receivables including those with seasonal dating terms for payment this period. Increases in accounts receivable and inventory balances from June 30, 1995 reflect normal seasonal variation, principally due to the charcoal and insecticides businesses. Increases in Brands, Trademarks, and Other Intangibles reflects the numerous business acquisitions made during the year. In connection with the acquisition of certain foreign operations, an investment in other assets has been made to create cost efficient funding. Increases in commercial paper borrowings and additional long-term debt were used to supplement cash provided by operations to fund acquisitions, the increase in other assets, and the share repurchase program.

In July 1995, the Board of Directors approved a $100,000,000 share repurchase program which is planned for completion during this fiscal year, subject to market conditions and business opportunities which may arise. Through the nine month period ended March 31, 1996, 1,069,400 shares at a cost of $82,932,000 were reacquired, of which 372,400 shares at a cost of $32,782,000 were reacquired during the third quarter. The Company also sold 240,000 put options on the Company's stock during the second quarter as a hedge of certain future stock option exercises. The options sold were unexpired and unexercised at March 31, 1996.

The Company has approved the use of interest rate derivative instruments such as interest rate swaps in order to manage the impact of interest rate movements on interest expense. These instruments have the effect of converting fixed rate interest to floating, or floating to fixed. The conditions under which interest rate derivatives can be used are set forth in a Company Policy Statement and include a restriction on the amount of such activity to a designated portion of existing debt, a limit on the term of any transaction, and a specific prohibition on the use of any leveraged transaction.

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


                                   THE CLOROX COMPANY
                                   (Registrant)




DATE  May 14, 1996               BY /S/ HENRY J. SALVO, JR.
      ------------               --------------------------
                                 Henry J. Salvo, Jr.
                                 Vice-President - Controller



                                                       10
                                                       --