Form 10-K
period 1996-06-30
CLOROX CO /DE/
filed 1996-09-26
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1996

OR  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transmission period from                to
                                 --------------    -------------

                     Commission file number 1-07151

                          THE CLOROX COMPANY
           (Exact name of registrant as specified in its charter)

   DELAWARE                                       31-0595760
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

1221 Broadway, Oakland, CA                        94612-1888
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number,                 (510) 271-7000
 including area code

Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange
Title of each class                         on which registered
- ------------------------                  ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 1996: $4,682,914,521.
Number of shares of common stock outstanding at July 31, 1996:  51,531,384.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the Year Ended June 30, 1996 are incorporated by reference into Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual
Meeting of Stockholders to be held on November 20, 1996, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 1996, are incorporated by reference into Part III of this Report.

PART I

ITEM l.  BUSINESS
- -------------------

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

The Clorox Company Annual Report for the Year Ended June 30,
1996 ("Annual Report") to its stockholders is included in this Form 10-K. Portions of the Annual Report are incorporated herein by specific reference.

During fiscal year 1996, the Company continued to focus on expanding its domestic business, through internal development of new products and line extensions of existing products.
The Company introduced 14 new products in the U.S. during fiscal year 1996. It also continued its strategy of considering strategic acquisitions and, in that regard, acquired the "Black Flag" brand of aerosol insecticides and the "Lestoil" brand of home cleaning products during fiscal year 1996. Additionally, the Company acquired from Rhone-Poulenc exclusive rights to a new active ingredient, Fipronil, for use in the U.S. and many international consumer insecticide markets.
An application for the registration of Fipronil with the U.S. Environmental Protection Agency has been filed.

Internationally, the Company continued the implementation of its strategy of expanding its laundry, household cleaning and insecticide businesses to markets where these categories are not yet fully developed, but where high potential exists.
The Company made three international acquisitions in fiscal year 1996 and increased its ownership in one additional business. In addition, the Company introduced 20 new products or line extensions in previously established international operations.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company's operations are predominantly in one segment -- non-durable household consumer products. Such operations include the production and marketing of non-durable consumer products sold primarily through grocery and other retail stores.
Financial information for the last three fiscal years attributable to the Company's operations is set forth in the Consolidated Financial Statements, pages 24 through 35 of the Annual Report, incorporated herein by this reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

PRINCIPAL PRODUCTS.  Products currently marketed in the United
States and certain foreign countries are listed on the inside back cover (page 41) of the Annual Report, incorporated herein by this reference.

PRINCIPAL MARKETS - METHODS OF DISTRIBUTION. Most non-durable household consumer products are nationally advertised and sold within the United States to grocery stores through a network of brokers, and to mass merchandisers, warehouse clubs, military and other retail stores primarily through a direct sales force. The Company also sells, within the United States, institutional versions of specialty food and non-food products. Outside the United States, the Company sells consumer products through subsidiaries, licensees, distributors and joint venture arrangements with local partners.

SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company has obtained ample supplies of all required raw materials and packaging supplies, which, with a few exceptions, were available from a wide variety of sources during fiscal year 1996.
Contingency plans have been developed for single sourced supplier materials. No supply problems are presently anticipated.

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

CUSTOMERS AND ORDER BACKLOG. During fiscal years 1994, 1995 and 1996, revenue from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies was 12%, 13% and 14%, respectively, of the Company's gross consolidated revenues. Except for this relationship, the Company is not dependent upon any other single customer or a few customers. Order backlog is not a significant factor in the Company's business.

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

RESEARCH AND DEVELOPMENT. The Company's operations incurred expenses of approximately $45,821,000 in fiscal year 1996, $44,819,000 in fiscal year 1995, and $44,558,000 in fiscal year 1994 on research activities relating to the development of new products or the maintenance and improvement of existing products. None of such research activity was customer sponsored.

ENVIRONMENTAL MATTERS. The Company does not anticipate making material capital expenditures in the future for environmental control facilities or to comply with environmental laws and regulations. However, in general, the Company does anticipate spending increasing amounts annually for facility upgrades and for environmental programs. The amount of capital expenditures for environmental compliance was not material in fiscal year 1996 and is not expected to be material in the next fiscal year.

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

(iii) The Company operates a water treatment operation at its former Oakland, California manufacturing location and may undertake additional remediation in the future to recondition such property
for sale.   A financial reserve established in an earlier year is
considered by management to be adequate to cover the future costs or liability in connection with this manufacturing location.

(iv) The Company has announced that it contemplates the sale of its Frederick, Maryland manufacturing facility. Customary environmental investigations are being conducted in conjunction with the contemplated sales of these sites. The Company does not expect that material environmental liabilities will be identified, and accordingly has not recorded any loss contingencies.

(v) A former subsidiary of the Company has been named as a PRP by the Environmental Protection Agency for a site in Tulalip, Washington in connection with the Company's former architectural coatings business. Pursuant to the terms of the agreement by which the Company sold such architectural coatings business, the Company has been responding to this matter. Based on the Company's experience and because the Company's level of involvement is extremely limited, the Company does not expect that this matter will represent a material cost to the Company in the future.

(vi) An explosion attributed to methane caused property damage and personal injury in a residential area near a site formerly operated by a subsidiary of the Company in Eaton Estates, Michigan. The Environmental Protection Agency is investigating and has served the Company with a Request for Information under CERCLA Sec. 104(e). The result of the investigation is to be determined and the Company's potential liability is unknown at this time.

(vii) The Company has been served with a Notice of Violation at the site operated by its subsidiary at Bedford Park, near Chicago,
Illinois.   Based on the Company's experience, the Company does not
expect that this matter will represent a material cost to the Company in the future.

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

NUMBER OF PERSONS EMPLOYED. At the end of fiscal year 1996, approximately 5,300 persons were employed by the Company's continuing operations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
AND EXPORT SALES.

Net sales, pretax earnings and identifiable assets related to foreign operations and export sales are 13%, 4% and 28%, respectively for fiscal year 1996. See Note 17 of Notes to Consolidated Financial Statements, page 35 of the Annual Report, incorporated herein by this reference.

ITEM 2.  PROPERTIES

PRODUCTION FACILITIES. The Company operates production and major warehouse facilities for its operations in 18 locations throughout the United States, and in 24 locations internationally. The vast majority of the space is owned.  Some space, mainly for
warehousing, is leased.   The Company acquired a production
facility in Argentina in August 1995. No facilities were either closed or sold during fiscal year 1996. The Company considers its manufacturing and warehousing facilities to be adequate to support its business.

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

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and current positions of the executive officers of the Company are set forth below:


Name (Age) and Year Elected to
   Current Position                                               Title and Current Position(s)
- -----------------------------------------------                   ------------------------------------------------
G. C. Sullivan             (56)        1992                       Chairman of the Board, Chief Executive Officer
                                                                  and President

W. F. Ausfahl              (56)        1983                       Group Vice President and Chief Financial Officer

E. A. Cutter               (57)        1992                       Senior Vice President-General Counsel and Secretary

G. E. Johnston             (49)        1996                       Group Vice President

R. A. Llenado              (49)        1992                       Group Vice President-Technical

P. N. Louras, Jr.          (46)        1992                       Group Vice President

D. C. Murray               (60)        1996                       Group Vice President

C. T. Alcantara            (46)        1996                       Vice President-Latin America

A. W. Biebl                (46)        1992                       Vice President-Manufacturing, Engineering and
                                                                  Distribution

R. H. Bolte                (56)        1995                       Vice President-Corporate Marketing Services

J. M. Brady                (42)        1993                       Vice President-Human Resources

J. O. Cole                 (55)        1992                       Vice President-Corporate Affairs

R. T. Conti                (41)        1996                       Vice President-Kingsford Products

C. M. Couric               (49)        1995                       Vice President and General Manager- Brita Products

L. Griffey                 (60)        1993                       Vice President-International Manufacturing

R. C. Klaus                (51)        1996                       Vice President-Corporate Administration

L. S. Peiros               (41)        1995                       Vice President and General Manager-Food Products
                                                                  Division

K. M. Rose                 (47)        1993                       Vice President-Treasurer

H. J. Salvo, Jr.           (48)        1991                       Vice President-Controller

B. A. Sudbury              (49)        1992                       Vice President-Research and Development

F. A. Tataseo              (42)        l994                       Vice President-Sales

C. E. Williams             (47)        1993                       Vice President-Information Services




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

W. F. Ausfahl, R. A. Llenado and H .J. Salvo have been employed by the Company for at least the past five years in the same respective positions as listed above. The other executive officers have held the respective positions described below for at least the past five years:

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

G. E. Johnston joined the Company in July 1981 as Regional
Sales Manager-Special Markets. Prior to his election as Group Vice President effective July 1, 1996, he was Vice
President-Kingsford Products from November 17, 1993 through
June 1996, Vice President-Corporate Development from June
1992 through November 16, 1993, Director of Corporate
Development from 1991 through May 1992, and Director of
Business Development from September 1989 through 1991.

P. N. Louras, Jr. joined the Company in April 1980 as Manager, Analysis and Control, Kingsford Products. Prior to his election as Group Vice President effective June 1, 1992, he was Vice President-International from August 1990 through May 1992, Vice President-Controller from July 1988 through August 1990 and Controller, Household Products from 1987 through July 1988.

D. C. Murray joined the Company in February 1978 as Region Manager - Latin America and Asia. Prior to his election as Group Vice President effective July 1, 1996, he was Vice President - Household Products Division from November 1994 through June 30, 1996, Vice President - Household Products from April 1989 through November 1994, Vice President - International from November 1984 through April 1989, and Vice President - Latin America and Asia from April 1982 through November 1984.

C. T. Alcantara joined the Company in 1992 as Area General Manager - Latin America. Prior to his election as Vice President - Latin America effective July 1, 1996, he left the Company briefly from December 8, 1995 through March 31, 1996, when he returned as Area General Manager - Latin America.

A. W. Biebl joined the Company in 1981 as Manufacturing Manager,
Food Service.  Prior to his election as Vice President-
Manufacturing, Engineering and Distribution effective June 1,
1992, he was Vice President-Kingsford Products from 1989 through May 1992 and Vice President-Food Service Products from
1985 through 1989.

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

R. T. Conti joined the Company in 1982 as Associate Region Sales Manager, Household Products. Prior to his election as Vice President-Kingsford Products effective July 1, 1996, he was Vice President-International from June 1992 through June 1996, Area General Manager-International for Europe, Middle East and Africa from 1990 through May 1992 and Manager of Sales Planning for Household Products from 1987 through 1990.

C. M. Couric joined the Company in 1973 as a brand assistant in the Household Products marketing organization. Prior to his election in July 1995 as Vice President-Brita Products, he had served as Director, Brita Operations from 1988 through June 1995 and as a Manager of Business Development from 1984 through 1988.

R. C. Klaus joined the Company in 1977 as Regional Sales
Manager (Baltimore) for the Company's Household Products
Business.  Prior to his election as Vice President -
Corporate Administration in November 1995, he was Vice
President - Clorox Professional Products from March 1994 through October 1995, and Vice President - Food Service
Products from May 1990 through March 1994.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  MARKET INFORMATION.

The principal markets for Clorox Common Stock are the New York and Pacific Stock Exchanges. The high and low sales prices quoted for New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appears under "Quarterly Data," page 38 of the Annual Report, incorporated herein by this reference, and on July 31, 1996, the closing price for the Company's stock was $90.875 per share.

(b)  HOLDERS.

The approximate number of record holders of Clorox Common Stock as of July 31, 1996 was 13,009 based on information provided by the Company's transfer agent.

(c)  DIVIDENDS.

The amount of quarterly dividends paid with respect to Clorox
Common Stock during the past two fiscal years appears under "Quarterly Data," page 38 of the Annual Report, incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

This information appears under "Financial Summary," pages 36 and 37 of the Annual Report, incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

This information appears under "Management's Discussion and Analysis," pages 22 and 23 of the Annual Report, incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 24 through 35 and 38 of the Annual Report, incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM l0.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each nominee for election as a director, including those who are executive officers of the Company, appears under "Nominees for Election as Directors" of the definitive Proxy Statement of the Company, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 1996 ("Proxy Statement"), incorporated herein by this reference.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.

The information required by Item 405 of Regulation S-K appears under "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appears under "Organization of the Board of Directors," "Employee Benefits and Management Compensation Committee Report on Compensation," "Summary Compensation Table," "Options and
Stock Appreciation Rights," "Long-Term Incentive Plans," "Comparative Stock Performance," and "Pension Benefits" of the Proxy Statement, all incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with directors, nominees for election as directors, management and the beneficial owner of more than 5% of the Company's
Common Stock appears under "Beneficial Ownership of
Voting Securities" of the Proxy Statement, incorporated herein by this reference.

PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)(1)    Financial Statements:                                                                  Page

      Financial Statements and Independent Auditors' Report                                      Copy
      included in the Annual Report, incorporated herein by this                                 Included
      reference:

          Statements of Consolidated Earnings for the years ended June 30, 1996, l995 and l994

          Consolidated Balance Sheets, June 30, 1996 and l995

          Statements of Consolidated Stockholders' Equity for the years ended June 30, 1996, l995 and l994

          Statements of Consolidated Cash Flows for the years ended June 30, 1996, l995 and l994

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

          Long-Term Compensation Program dated October 21, 1987, amended 11/17/93 (Exhibit 10(ii) to Annual Report on Form 10-K for the year ended June 30, 1994)

          Officer Employment Agreement (form) (filed as Exhibit 10(xi) to this Annual Report on Form 10-K for the year ended June 30, 1996)

          Officer Change of Control Employment Agreement (form) (filed as Exhibit 10(xii) to this
          Annual Report on Form 10-K for the year ended June 30, 1996)

          Supplemental Executive Retirement Plan dated July 17, 1991 (Exhibit 10(x)
          to Annual Report on Form 10-K for the year ended June 30, 1993)

          Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(xiii) to this Annual
          Report on Form 10-K for the year ended June 30, 1996)

          The Clorox Company 1995 Performance Unit Plan filed as Exhibit 10(xiv) to this
          Annual Report on Form 10-K for the year ended June 30, 1996)

          The Clorox Company 1996 Stock Incentive Plan (filed as Exhibit 10(xv) to this Annual
          Report on Form 10-K for the year ended June 30, 1996)

          The Clorox Company 1996 Executive Incentive Compensation Plan (filed as Exhibit
          10(xvi) to this Annual Report on Form 10-K for the year ended June 30, 1996);

(b)  Current Reports on Form 8-K during the fourth quarter of fiscal year 1996:

          None.

(c)  Exhibits:

          Index to Exhibits follows.

(d)  (Not applicable)

                                          Index to Exhibits
                                          -----------------

   (2)    (Not applicable)

   (3)  (i)  Certificate of Incorporation dated October 22, 1986 (filed as Exhibit (3)(i) to Annual Report on Form 10-K for the year ended June 30, 1987, incorporated herein by this reference)
       (ii)  Bylaws dated November 18, 1992 (restated) (filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the
             quarter ended December 31, 1992, incorporated herein by this reference)

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

   (9)    (Not applicable)

  (10)    Material contracts:

        (i)  Stock Option Plan (1977) (Amended l0/l6/80, 7/2l/82, 6/2l/83, l0/l9/83, 9/18/85, 11/20/85, 7/15/87 and
             11/17/93) (filed as Exhibit 10(i) to Annual Report on Form 10-K for the year ended June 30, 1994, incorporated herein by this reference)
       (ii)  Long-Term Compensation Program dated October 21, 1987 (filed as Exhibit 10(ii) to Annual Report on
             Form 10-K for the year ended June 30, 1994, incorporated herein by this reference)
      (iii)  Agreement between Henkel KGaA and the Company dated June l8, l981 (filed as Exhibit (l0)(v) to Form 8 dated August 11, l983, incorporated herein by this reference)
       (iv)  Agreement between Henkel GmbH (now Henkel KGaA) and the Company dated July 3l, l974 (filed as
             Exhibit (l0)(vi) to Form 8 dated August 11, l983, incorporated herein by this reference)
        (v)  Agreement between Henkel KGaA and the Company dated November l6, 1981 (filed as Exhibit (l0)(vii) to
             Form 8 dated August 11, l983, incorporated herein by this reference)
       (vi)  Agreement between Henkel KGaA and the Company dated July 16, 1986 (filed as Exhibit B to Current Report on Form 8-K for March 19, 1987, incorporated herein by this reference)
      (vii)  Agreement between Henkel KGaA and the Company dated March 18, 1987 (filed as Exhibit A to Current Report on Form 8-K for March 19, 1987, incorporated herein by this reference)
     (viii)  Agreement between Henkel KGaA and the Company dated January 16, 1992 (filed as Exhibit 10(xi) to Annual Report on Form 10-K for the year ended June 30, 1992, incorporated herein by this reference)
       (ix)  Supplemental Executive Retirement Plan dated July 17, 1991 (filed as Exhibit 10(x) to Annual Report on Form
             10-K for the year ended June 30, 1993, incorporated herein by this reference)
        (x)  1993 Directors' Stock Option Plan dated November 17, 1993 (filed as Exhibit 10(xi) to Annual Report on
             Form 10-K for the year ended June 30, 1994, incorporated herein by this reference)
       (xi)  Officer Employment Agreement (form) (filed as Exhibit 10(xi) to this Annual Report on Form 10-K for the year ended June 30, 1996)
      (xii)  Officer Change of Control Employment Agreement (form) (filed as Exhibit 10(xii) to this Annual Report on
             Form 10-K for the year ended June 30, 1996)
     (xiii)  Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(xiii) to this Annual Report on Form 10-K for the year ended June 30, 1996)
      (xiv)  The Clorox Company 1995 Performance Unit Plan  (filed as Exhibit 10(xiv) to this
             Annual Report on Form 10-K for the year ended June 30, 1996)
       (xv)  The Clorox Company 1996 Stock Incentive Plan (filed as Exhibit 10(xv) to this Annual
             Report on Form 10-K for the year ended June 30, 1996)
      (xvi)  The Clorox Company 1996 Executive Incentive Compensation Plan (filed as
              Exhibit 10(xvi) to this Annual Report on Form 10-K for the year ended June 30, 1996)

  (11)    (Not applicable)

  (12)    (Not applicable)

  (13)    1996 Annual Report to Stockholders, following Exhibit 10(xvi) of this Form 10-K

  (16)    (Not applicable)

  (l8)    (Not applicable)

  (21)    Subsidiaries of the registrant, following Exhibit 13 of this Form 10-K

  (22)    (Not applicable)

  (23)    Independent Auditors' Consent, following Exhibit 21 of this Form 10-K

  (24)    Power of Attorney (see page 15 )

  (27)    Financial Data Schedule, following Exhibit 23 of this Form 10-K





SIGNATURES


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints
Edward A. Cutter and Henry J. Salvo, Jr., jointly and severally, attorneys-in-fact and agents, with full power of substitution, for him in any and all capacities to sign any and all amendments to this Form 10-K, and to file the same and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE CLOROX COMPANY
Date:  September 18, 1996                By: /s/G. C. Sullivan
                                            --------------------
                                            G. C. Sullivan,
                                            Chairman of the Board
                                            and Chief Executive
                                            Officer


Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                   Title                                       Date
- -----------------------          ----------------------------------               --------------------------

/s/G.C. Sullivan                 Chairman of the Board & Director                 September 18, 1996
- -----------------------
G. C. Sullivan                    (Chief Executive Officer)

/s/W. F. Ausfahl                 Group Vice President & Director                  September 18, 1996
- -----------------------
W. F. Ausfahl                     (Principal Financial Officer)

/s/D. Boggan, Jr.                Director                                         September 18, 1996
- -----------------------
D. Boggan, Jr.

/s/J. W. Collins                 Director                                         September 18, 1996
- -----------------------
J. W. Collins
                                                               (signatures continue)

                                 Director                                         September 18, 1996
- -----------------------
U. Fairchild

                                 Director                                         September 18, 1996
- -----------------------
J. Manchot

/s/D. O. Morton                  Director                                         September 18, 1996
- -----------------------
D. O. Morton

/s/K. Morwind                    Director                                         September 18, 1996
- -----------------------
K. Morwind

/s/E. L. Scarff                  Director                                         September 18, 1996
- -----------------------
E. L. Scarff

/s/L. R. Scott                   Director                                         September 18, 1996
- -----------------------
L. R. Scott

/s/F. N. Shumway                 Director                                         September 18, 1996
- -----------------------
F. N. Shumway

/s/J. A. Vohs                    Director                                         September 18, 1996
- -----------------------
J. A. Vohs

/s/C. A. Wolfe                   Director                                         September 18, 1996
- -----------------------
C. A. Wolfe

/s/H. J. Salvo, Jr.              Vice President-Controller                        September 18, 1996
- -----------------------           (Principal Accounting Officer)
H. J. Salvo, Jr.

