Form 10-Q
period 1996-09-30
CLOROX CO /DE/
filed 1996-11-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------
                                or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number   1-07151
                         -------

                           THE CLOROX COMPANY
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     DELAWARE                                     31-0595760
-----------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)         Identification number)

1221 Broadway - Oakland, California              94612 - 1888
-----------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number,                    (510)-271-7000
 (including area code)                            ---------------

-----------------------------------------------------------------
   (Former name, former address and former fiscal year,
              if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X           No
                  --------            -------


As of September 30, 1996 there were 51,617,112 shares outstanding of the registrant's common stock (par-value - $1.00), the registrant's only outstanding class of stock.

-----------------------------------------------------------------

                                               Total  pages 9
                                                            1
                                                           --

                               THE CLOROX COMPANY




PART 1.  Financial Information                         Page No.
         ---------------------                         ---------

  Item 1.  Financial Statements

           Condensed Statements of Consolidated
            Earnings
             Three Months Ended September 30, 1996
               and 1995                                    3


           Condensed Consolidated Balance Sheets
             September 30, 1996 and June 30, 1996          4


           Condensed Statements of Consolidated
            Cash Flows
              Three Months Ended September 30, 1996
               and 1995                                    5


            Notes to Condensed Consolidated
             Financial Statements                          6


  Item 2.  Management's Discussion and Analysis
            of Results of Operations and
            Financial Condition                           7-8


                                                            2
                                                           --


                                      PART I - FINANCIAL INFORMATION
                                       Item 1. Financial Statements
                                    The Clorox Company and Subsidiaries
                                Condensed Statements of Consolidated Earnings
                                ---------------------------------------------
                                   (In thousands, except per-share amounts)

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                9/30/96                9/30/95
                                                                              -----------            -----------
Net Sales                                                                     $ 590,773              $ 518,486
                                                                              -----------            -----------
Costs and Expenses
     Cost of products sold                                                      257,361                231,333

     Selling, delivery and administration                                       116,594                 98,656

     Advertising                                                                 88,974                 72,482

     Research and development                                                    10,498                 10,202

     Interest expense                                                            10,497                  7,772

     Other income                                                                (1,973)                  (567)
                                                                              -----------            -----------

          Total costs and expenses                                              481,951                419,878
                                                                              -----------            -----------

Earnings before income taxes                                                    108,822                 98,608

Income Taxes                                                                     43,312                 39,829
                                                                              -----------            -----------

Net Earnings                                                                  $  65,510              $  58,779
                                                                              ===========            ===========

Earnings per Common Share                                                     $    1.27              $    1.12

Dividends per Share                                                           $    0.58              $    0.53

Weighted Average Shares Outstanding                                              51,546                 52,354




See Notes to Condensed Consolidated Financial Statements.


                                                                                                               3
                                                                                                              --


                                 PART I - FINANCIAL INFORMATION (Continued)
                                       Item 1. Financial Statements
                                    The Clorox Company and Subsidiaries
                                   Condensed Consolidated Balance Sheets
                                   -------------------------------------
                                              (In thousands)

                                                                             9/30/96                6/30/96
                                                                           -----------            -----------
ASSETS
     Current Assets
          Cash and short-term investments                                  $  116,751             $    90,828
          Accounts receivable, less allowance                                 275,203                 315,106
          Inventories                                                         147,421                 138,848
          Deferred income taxes                                                11,139                  10,987
          Prepaid expenses                                                     20,918                  18,076
                                                                           -----------            -----------
               Total current assets                                           571,432                 573,845

     Property, Plant and Equipment - Net                                      557,454                 551,437

     Brands, Trademarks, Patents and Other Intangibles                        717,770                 704,669

     Investments in Affiliates                                                 99,668                  99,033

     Other Assets                                                             278,863                 249,910
                                                                           -----------            -----------

     Total                                                                 $ 2,225,187            $ 2,178,894
                                                                           ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
          Accounts payable                                                 $   126,764            $   155,366
          Accrued liabilities                                                  278,490                266,192
          Income taxes payable                                                  39,507                  9,354
          Commercial paper and short-term borrowings                           184,358                192,683
          Current maturities of long-term debt                                     179                    291
                                                                           -----------            -----------
               Total current liabilities                                       629,298                623,886

     Long-term Debt                                                            355,575                356,267

     Other Obligations                                                         120,116                117,505

     Deferred Income Taxes                                                     144,289                148,408

     Stockholders' Equity
          Common Stock                                                          55,422                 55,422
          Additional paid-in capital                                           113,076                111,782
          Retained earnings                                                  1,114,802              1,078,789
          Treasury shares, at cost                                            (262,770)              (268,652)
          Cumulative translation adjustments and other                         (44,621)               (44,513)
                                                                           -----------            -----------
               Stockholders' Equity                                            975,909                932,828
                                                                           -----------            -----------

     Total                                                                 $ 2,225,187            $ 2,178,894


See Notes to Condensed Consolidated Financial Statements.
                                                                                                            4
                                                                                                           --


                                 PART I - FINANCIAL INFORMATION (Continued)
                                       Item 1. Financial Statements
                                    The Clorox Company and Subsidiaries
                               Condensed Statements of Consolidated Cash Flows
                               -----------------------------------------------
                                               (In thousands)
                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                9/30/96                9/30/95
                                                                              -----------            -----------

Operations:
     Net earnings                                                             $   65,510             $   58,779
     Adjustments to reconcile to net cash provided by operating activities:
          Depreciation and amortization                                           26,744                 26,478
          Deferred income taxes                                                      840                  3,300
          Other                                                                    5,315                  4,628
          Effects of changes in:
               Accounts  receivable                                               42,103                 93,933
               Inventories                                                        (8,273)                (3,884)
               Prepaid expenses                                                   (3,084)                 1,372
               Accounts payable                                                  (28,635)               (22,603)
               Accrued liabilities                                                (3,770)               (18,065)
               Income taxes payable                                               25,042                 24,211
                                                                              -----------            -----------

               Net cash provided by operations                                   121,792                168,149

Investing Activities:
     Property, plant and equipment                                               (23,033)               (12,162)
     Disposal of property, plant and equipment                                       515                  2,369
     Businesses purchased                                                        (22,207)               (60,427)
     Other                                                                       (17,043)               (15,736)
                                                                              -----------            -----------

               Net cash used for investment                                     (61,768)                (85,956)
                                                                              -----------            -----------

Financing Activities:
     Long-term borrowings                                                           968                    -
     Long-term debt and other obligations  repayments                            (6,942)                (8,789)
     Commercial paper, net                                                       (5,348)               (38,881)
     Cash dividends                                                             (29,888)               (27,804)
     Treasury stock purchased                                                      -                   (18,819)
     Employee stock plans                                                         7,109                  2,616
                                                                              -----------            -----------

               Net cash used for financing                                      (34,101)               (91,677)
                                                                              -----------            -----------

Net Increase (Decrease) in Cash and Short-Term Investments                       25,923                 (9,484)
Cash and Short-Term Investments:
     Beginning of period                                                         90,828                137,330
                                                                              -----------            -----------

     End of period                                                            $ 116,751                127,846
                                                                              ===========            ===========



See Notes to Condensed Financial Statements
                                                                                                             5
                                                                                                            --

                    Item 1.  Financial Statements
                 The Clorox Company and Subsidiaries
           Notes to Condensed Consolidated Financial Statements


(1) The summarized financial information for the three months ended September 30, 1996 and 1995 has not been audited, but in the opinion of management, all adjustments
     (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company) have been made. The results of the three months ended September 30, 1996 should not be considered as necessarily indicative of the results for the entire year.



(2) Inventories at September 30, 1996 and at June 30, 1996 consisted of (in thousands):

                                    9/30/96             6/30/96
                                   ---------           ---------

     Finished goods and work
      in process                   $ 91,341            $ 82,261
     Raw materials and supplies      56,080              56,587
                                   ---------           ---------
          Total                    $147,421            $138,848



(3) Acquisitions during the quarter were funded from cash and included the Limpido brand of liquid bleach, and an increase of ownership in Technoclor, S.A, both in Columbia.
     These acquisitions were accounted for as purchases.


                                                                6
                                                               --

          Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition
           ---------------------------------------------

                   Results of Operations
                   ---------------------

     Comparison of the Three Months Ended September 30, 1996
     -------------------------------------------------------
        with the Three Months Ended September  30, 1995
        -----------------------------------------------

Earnings per share increased 13 percent to $1.27 from $1.12, and net earnings increased 11 percent to $65,510,000 from $58,779,000 a year ago principally due to a 14 percent increase in net sales driven by a 15 percent increase in volume. Domestic volume growth was approximately 10 percent, while our international base businesses grew about 13 percent with the remaining growth coming from acquisitions that occurred in fiscal 1996. Home cleaning products experienced strong volume growth and included strong shipments of 409, Soft Scrub, Pine-Sol, Clorox Toilet Bowl Cleaner, and
S.O.S. Cat litter was up strongly for the quarter principally due to increased distribution of our larger sizes and the continued strong growth of the Scoop segment of the category. Insecticides were also up strongly principally due to last year's acquisition of Black Flag. Additionally, Brita and our professional products business experienced strong volume growth in the quarter, driven principally by new distribution for Brita. International volume growth occurred principally in Argentina as well as other markets in Latin America and Asia.

Costs of products sold as a percent of net sales was 44 and 45 percent in the current and year ago quarters, respectively and is anticipated to remain in this range for the balance of the year. This quarter's improvement reflects the results of certain cost savings measures including our manufacturing strategy and our initiatives in the food business. Raw materials costs are relatively stable versus a year ago, and increases over the balance of the year may tend to mitigate any margin improvement.

Research and development expense was about even with year ago period. Selling, delivery, and administration expense increased 18 percent over the year ago period principally due to spending this period on major information technology initiatives that are necessary to maintain technological competence and prepare for the year 2000 conversion, and further international infrastructure investments that include the establishment of our own direct sales forces in Canada and in some Latin American markets.

Advertising expense increased 23 percent over the year ago period principally due to increased media spending across all our businesses. Sales promotional and couponing spending increased as well due to promotional activity for S.O.S Scrubber Sponges and other new products. We anticipate that for the full year, advertising and sales promotion should increase at about the same rate as the growth of sales, subject to completion of marketing plans.

Interest expense increased $ 2,725,000 over a year ago due to increased borrowing levels for both commercial paper and medium term debt associated with acquisitions that occurred in fiscal 1996.

                                                         7.
                                                        --

          Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition
           ---------------------------------------------

                 Liquidity and Capital Resources
                 -------------------------------


The Company's financial position remains strong principally due to cash provided by operations during the quarter. Accounts receivable and accounts payable both decreased from June 30, 1996 reflecting normal seasonal variations of the charcoal and insecticides businesses. Inventories are higher due to international growth and acquisitions as well as for increased Brita volume. We expect our inventories to increase during the next two fiscal quarters to support the seasonal charcoal and insecticides businesses.

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


                                                             8
                                                            --

                     S I G N A T U R E
                     -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CLOROX COMPANY
                                   (Registrant)




DATE November 13, 1996           BY /S/ HENRY J. SALVO, JR.
     -----------------              -----------------------
                                        Henry J. Salvo, Jr.
                                        Vice-President -
                                        Controller


                                                        9
                                                       --