Form 10-Q
period 1996-12-31
CLOROX CO /DE/
filed 1997-02-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               ------------------
                                or

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

          Yes      X          No

As of December 31, 1996 there were 51,711,431 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.



Total  pages 10                                              1


                   THE CLOROX COMPANY




PART 1.            Financial Information             Page No.
                   ---------------------             --------

  Item 1.  Financial Statements

           Condensed Statements of Consolidated
            Earnings
            Three and Six Months Ended
             December 31, 1996 and 1995                  3


           Condensed Consolidated Balance Sheets
            December 31, 1996 and June 30, 1996          4


           Condensed Statements of Consolidated
            Cash Flows
            Six Months Ended December 31, 1996
             and 1995                                    5


            Notes to Condensed Consolidated
             Financial Statements                        6



  Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial
            Condition                                   7-9




                                    PART I - FINANCIAL INFORMATION
                                     Item 1. Financial Statements
                                  The Clorox Company and Subsidiaries
                             Condensed Statements of Consolidated Earnings
                             ---------------------------------------------
                               (In thousands, except per share amounts)

                                              Three Months Ended                     Six Months Ended
                                       --------------------------------       ------------------------------
                                       12/31/96             12/31/95          12/31/96           12/31/95
                                       --------             --------          --------           --------
Net Sales                           $   530,215          $   466,789        $1,120,988         $  985,275

Costs and Expenses
     Cost of products sold              235,626              213,171           492,987            444,504

     Selling, delivery and
      administration                    120,439              102,378           237,033            201,034

     Advertising                         80,910               66,628           169,884            139,110

     Research and development            11,532               11,205            22,030             21,407

     Interest expense                    11,745                7,588            22,242             15,360

     Other (income) expense, net         (2,986)               2,196            (4,959)             1,629
                                       --------             --------          --------           --------

          Total costs and expenses      457,266              403,166           939,217            823,044
                                       ========             ========          ========           ========








Earnings before income taxes             72,949               63,623           181,771            162,231

Income Taxes                             29,034               25,712            72,346             65,541
                                       --------             --------          --------           --------

Net Earnings                        $    43,915           $   37,911        $  109,425         $   96,690
                                       ========             ========          ========           ========


Earnings per Common Share           $      0.85           $     0.73        $     2.12         $     1.85

Dividends per Share                 $      0.58           $     0.53        $     1.16         $     1.06

Weighted Average Shares Outstanding      51,685               52,089            51,615             52,222



See Notes to Condensed Consolidated Financial Statements.






                               PART I - FINANCIAL INFORMATION (Continued)
                                     Item 1. Financial Statements
                                  The Clorox Company and Subsidiaries
                             Condensed Consolidated Balance Sheets
                             -------------------------------------
                            (In thousands, except per share amounts)


                                                                           12/31/96                6/30/96
                                                                        --------------          -------------
ASSETS
------
  Current Assets
    Cash and short-term investments                                     $      80,911           $     90,828
    Accounts receivable, less allowance                                       302,002                315,106
    Inventories                                                               189,853                138,848
    Deferred income taxes                                                      24,110                 10,987
    Prepaid expenses                                                           25,362                 18,076
                                                                        --------------          -------------
      Total current assets                                                    622,238                573,845

  Property, Plant and Equipment - Net                                         569,186                551,437

  Brands, Trademarks, Patents and Other Intangibles                         1,140,328                704,669

  Investments in Affiliates                                                    98,833                 99,033

  Other Assets                                                                280,503                249,910
                                                                        --------------          -------------

  Total                                                                 $   2,711,088           $  2,178,894
                                                                        ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current Liabilities
    Accounts payable                                                    $     116,910           $    155,366
    Accrued liabilities                                                       336,748                266,192
    Income taxes payable                                                       11,264                  9,354
    Commercial paper and notes payable                                        183,760                192,683
    Current maturities of long-term debt                                          179                    291
                                                                        --------------          -------------
      Total current liabilities                                               648,861                623,886

  Long-term Debt                                                              793,350                356,267

  Other Obligations                                                           121,807                100,246

  Deferred Income Taxes                                                       148,221                148,408

  Stockholders' Equity
    Common Stock                                                               55,422                 55,422
    Additional paid-in capital                                                114,663                111,782
    Retained earnings                                                       1,128,694              1,078,789
    Treasury shares, at cost                                                 (252,692)              (251,393)
    Cumulative translation adjustments and other                              (47,238)               (44,513)
                                                                        --------------          -------------
      Stockholders' Equity                                                    998,849                950,087
                                                                        --------------          -------------
  Total                                                                  $  2,711,088            $ 2,178,894
                                                                        ==============          =============

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

                                                                                 Six  Months Ended
                                                                        -----------------------------------
                                                                          12/31/96                12/31/95
                                                                        ------------           ------------
Operations:
     Net earnings                                                       $    109,425           $     96,690
     Adjustments to reconcile to net cash provided
       by operating activities:
          Depreciation and amortization                                       59,783                 55,669
          Deferred income taxes                                                2,146                  3,300
          Other                                                                5,303                 12,532
          Effects of changes in:
               Accounts  receivable                                           43,710                 91,497
               Inventories                                                   (41,838)               (33,505)
               Prepaid expenses                                               (7,285)                 2,243
               Accounts payable                                              (52,574)               (33,385)
               Accrued liabilities                                            19,194                (44,049)
               Income taxes payable                                              817                 (5,863)
                                                                        ------------           ------------

               Net cash provided by  operations                              138,681                145,129


Investing Activities:
     Property, plant and equipment                                           (37,403)               (30,658)
     Disposal of property, plant and equipment                                 1,921                    770
     Businesses purchased                                                   (452,788)               (61,665)
     Other                                                                   (23,386)               (22,168)
                                                                        ------------           ------------

               Net cash used for investment                                 (511,656)              (113,721)
                                                                        ------------           ------------

Financing Activities:
     Short-term borrowings                                                     7,671                    -
     Long-term borrowings                                                    438,196                    -
     Long-term debt and other obligations repayments                          (4,637)               (12,696)
     Commercial paper, net                                                   (16,548)                53,223
     Cash dividends                                                          (59,868)               (55,537)
     Treasury stock                                                          (11,752)               (50,150)
     Employee stock plans                                                      9,996                  2,288

                                                                        ------------           ------------
               Net cash provided by (used for) financing                     363,058                (62,872)
                                                                        ------------           ------------

Decrease in Cash and Short-Term Investments                                   (9,917)               (31,464)
Cash and Short-Term Investments:
     Beginning of period                                                      90,828                 137,330
                                                                        ------------           ------------

     End of period                                                      $     80,911           $     105,866
                                                                        ============           =============

See Notes to Condensed Consolidated Financial Statements.
                                                                                               5




                    PART I - FINANCIAL INFORMATION (Continued)
                       Item 1.  Financial Statements
                     The Clorox Company and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------


(1) The summarized financial information for the three and six months ended December 31, 1996 and 1995 has not been audited but, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company) have been made. The results of the three and six months ended December 31, 1996 and 1995 should not be considered as necessarily indicative of the results for the entire year.


(2) Inventories at December 31, 1996 and at June 30, 1996 consisted of (in thousands):

                              12/31/96                6/30/96
                             ---------               ---------

Finished goods and work
 in process                  $ 122,495               $  82,261
Raw materials and supplies      67,358                  56,587
                             ---------               ---------

          Total              $ 189,853               $ 138,848


(3) The aggregate exercise price of the put options, $17,259,000, which was classified as other long-term obligations at June 30, 1996 have been reclassified to treasury stock at December 31, 1996 as a result of renegotiation of terms which resulted in these transactions being classified as equity. The Company sold 240,000 put options and purchased 240,000 call options during the second quarter of fiscal year 1996 with various strike prices (average of $71.91 per share) that expire on various dates through September 30, 2005. Upon exercise, each put option requires the Company to purchase, and each call option allows the Company to buy one share of its common stock at the strike price.

(4) Businesses purchased for the six months ended December 31, 1996 totaled $452,788,000 and included the acquisition of Armor All Products Corporation for $360,144,000. The acquisition occurred on December 30, 1996 with the completion of a tender offer. The acquired business markets the leading line of automotive cleaning products under the brand name
Armor All. Net assets acquired include cash of $48,000,000, other net working capital of $1,100,000, property plant and equipment of $9,177,000, and intangible assets of $358,000,000 Intangible assets, principally brands and trademarks, will be amortized over 40 years. Other businesses purchased included the Shell Group's non-core line of household products in Chile, the Pinoluz brand of pine cleaner in Argentina, and the Limpido brand of liquid bleach and an increase in ownership in Tecnoclor, S.A., both in Colombia.

     All acquisitions were accounted for as purchases and were funded from cash provided by operations, long-term borrowings, and commercial paper. Commercial paper expected to be refinanced has been classified as Long-term Debt.

     Acquisitions for the six months ended December 31, 1995 of $61,665,000 were funded from cash provided from operations and included the Black Flag line of insecticides, the acquisition of the remaining minority interest of the business in Argentina, and other business interests in Mexico. These acquisitions were accounted for as purchases.

                                                         6


                PART I - FINANCIAL INFORMATION (Continued)
             Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition
              ---------------------------------------------

                     Results of Operations
                     ---------------------

        Comparison of the Three Months Ended December 31, 1996
             with the Three Months Ended December 31, 1995
             ---------------------------------------------

Earnings per share increased 16 percent to $.85 from $.73, and net earnings increased 16 percent to $43,915,000 from $37,911,000 a year ago, principally due to a 14 percent increase in net sales driven by a 13 percent increase in volume. Record shipments were recorded for our home cleaning business unit which includes Clean Up, S.O.S, Soft Scrub, and Clorox toilet bowl cleaners. Clorox 2 Color-Safe bleach shipped its highest volume since the second quarter of fiscal 1994. Combat insecticides and Kingsford charcoal shipments were also up strongly. Brita water filtration systems shipped record quarterly volumes reflecting strong growth in all trade channels. Foreign net sales were 18 percent of total Company net sales, up from 15 percent of total Company sales for the year ago quarter. Increased sales levels reflect the results of acquisition activity, principally in Latin America.

Cost of products sold as a percentage of net sales was 44.4 and
45.7 percent in the current and year ago quarters, respectively. The improvement reflects the results of certain cost savings measures, including our manufacturing strategy and our initiative in the food business. These margins are anticipated to remain at approximately these levels for the remainder of the fiscal year.

Selling, delivery, and administration expense increased 18 percent over the year ago period principally due to continued investment in international infrastructure, foreign acquisitions and costs arising from investments in information technology both domestically and abroad.

Advertising expense increased 21 percent over the year ago period principally due to higher media spending as well as sales promotion spending on new product activities, and spending for our Brita business to solidify brand equity and maintain our current category leadership.

Interest expense increased $4,157,000 over the year ago period due to higher levels of commercial paper, and additional indebtedness related to long-term borrowings that funded acquisitions.


                                                            7
                PART I - FINANCIAL INFORMATION (Continued)
             Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition
              ---------------------------------------------

                     Results of Operations
                     ---------------------

        Comparison of the Six Months Ended December 31, 1996
             with the Six Months Ended December 31, 1995
             ---------------------------------------------


Earnings per share increased 15 percent to $2.12 from $1.85, and net earnings increased 13 percent to $109,425,000 from $96,690,000 a year ago, principally due to a 14 percent increase in net sales driven by a 14 percent increase in volume. Record shipments were recorded for our home cleaning business unit which includes Formula 409, Clean Up, Soft Scrub, S.O.S, Pine-Sol and Clorox toilet bowl cleaners. Combat insecticides and cat litter shipments were both up in volume versus the year ago period.
Brita water filtration systems shipped record volumes that reflect continued strong growth in all trade channels.
Foreign net sales were 16 percent of total Company net sales, up from 13 percent of total Company sales for the year ago quarter. Increased sales levels reflect the results of acquisition activity, principally in Latin America.

Cost of products sold as a percent of net sales was 44 and 45 percent in the current and year ago periods, respectively.
The improvement reflects the results of certain cost savings measures, including our manufacturing strategy and our initiative in the food business. These margins are expected to remain at approximately this level for the remainder of the fiscal year.

Selling, delivery and administration expense increased 18 percent over the year ago period principally due to continued investment in international infrastructure, international acquisitions and costs related to investments in information technology both domestic and foreign.

Advertising expense increased 22 percent versus a year ago. This increase reflects heavier media and sales promotion expenses for new product introductions, and the spending to solidify Brita's brand equity and maintain category leadership. We anticipate that for the full year advertising and sales promotion should increase at about the same rate as the growth of sales.

Interest expense increased $6,882,000 over a year ago due to higher levels of commercial paper and additional indebtedness to fund the acquisition activities this year.

                                                   8


         PART I - FINANCIAL INFORMATION (Continued)
      Item 2.  Management's Discussion and Analysis of
        Results of Operations and Financial Condition
        ---------------------------------------------

          Liquidity and Capital Resources
          -------------------------------

The Company's financial position and liquidity remain strong due to cash provided by operations during the period. Decreases in accounts receivable and accounts payable, and increases in inventory balances from June 30, 1996 reflect normal seasonal variations, principally due to the charcoal and insecticides businesses. Accrued expenses increased from June 30, 1996 principally due to higher levels of marketing support and acquisitions. We expect inventories to increase during the next fiscal quarter to support the seasonal charcoal and insecticides businesses.

Acquisitions since June 30, 1996 totaled $452,788,000 and were financed from a combination of cash provided by operations, long term borrowing, and commercial paper borrowing anticipated to be refinanced on a long-term basis during the upcoming quarter. These acquisitions, which included the Armor All line of car cleaning products for $360,144,000, and acquisitions in Latin America, were the principal causes for the increase in Brands, Trademarks, Patents and Other Intangibles.

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

The foregoing Management's Discussion and Analysis contains "forward-looking" statements under applicable securities laws. The Company cautions readers that actual results might differ materially from those projected depending on a number of economic and competitive risk factors. For a discussion of some of those risk factors, the Company refers readers to the Company's Form 8-K Current Report which was filed on January 9, 1997.

                                                       9












                    S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CLOROX COMPANY
                                   (Registrant)




DATE February 13, 1997         BY /s/ Henry J. Salvo, Jr.
     -----------------            -----------------------
                                  Henry J. Salvo, Jr.
                                  Vice-President - Controller