Form 10-Q
period 1997-03-31
CLOROX CO /DE/
filed 1997-05-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-Q

(MARK ONE)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
--    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997
                                     --------------

                                          or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
--    OF THE SECURITIES EXCHANGE  ACT OF 1934

      For the transition period from      to

      Commission file number 1-07151
                             -------


                       THE CLOROX COMPANY
--------------------------------------------------------
(Exact name of registrant as specified in its charter)


        DELAWARE                         31-0595760
--------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)      Identification No.)


1221 Broadway - Oakland, California        94612 - 1888
--------------------------------------------------------
(Address of principal executive offices)



Registrant's telephone number,          (510)-271-7000
(including area code)                   ---------------


--------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes         X           No



As of March 31, 1997 there were 51,677,360 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.






Total  pages 11                                       1



                      THE CLOROX COMPANY







PART 1.         Financial Information            Page No.
                ---------------------            --------



  Item 1.  Financial Statements


           Condensed Statements of Consolidated
            Earnings

            Three and Nine Months Ended
            March 31, 1997 and 1996                   3


           Condensed Consolidated Balance Sheets
            March 31, 1997 and June 30, 1996          4


           Condensed Statements of Consolidated
            Cash Flows

            Nine Months Ended December 31, 1997
            and 1996                                  5

           Notes to Condensed Consolidated
            Financial Statements                    6-7





  Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition                               8-10




                           PART I - FINANCIAL INFORMATION
                            Item 1. Financial Statements
                         The Clorox Company and Subsidiaries
                     Condensed Statements of Consolidated Earnings
                    ---------------------------------------------

                       (In thousands, except per share amounts)



                                    Three Months Ended               Nine Months Ended
                               ------------------------------     ----------------------------

                               3/31/97              3/31/96       3/31/97           3/31/96

                               -------              -------       -------           -------


Net Sales                 $    649,209          $   560,091     $  1,770,197      $   1,545,366

                               -------              -------      ---------          ---------

Costs and Expenses
    Cost of products sold      287,862               255,570       780,849            700,074

    Selling, delivery and
    administration             135,355               114,686       372,388            315,720

    Advertising                 84,543                67,543       254,427            206,653

    Research and development    12,035                11,103        34,065             32,510

    Interest expense            17,005                10,753        39,247             26,113

    Other expense (income), net  2,603                   432        (2,356)             2,061
                               -------               -------      ---------         ---------

    Total costs and expenses   539,403               460,087     1,478,620          1,283,131
                               =======               =======     =========          =========


Earnings before income taxes   109,806               100,004       291,577            262,235

    Income Taxes                44,186                40,405       116,532            105,946
                               -------               -------       -------            -------

    Net Earnings          $     65,620          $     59,599    $    175,045      $     156,289
                               =======                ======       =======            =======

Earnings per Common Share  $      1.27          $       1.15    $       3.39      $        3.00

Dividends per Share        $      0.58          $       0.53    $       1.74      $        1.59

Weighted Average Shares
  Outstanding                   51,740                51,767          51,657             52,070


See Notes to Condensed Consolidated Financial Statements.








                         PART I - FINANCIAL INFORMATION
                                      (Continued)
                            Item 1. Financial Statements
                        The Clorox Company and Subsidiaries
                 Condensed Statements of Consolidated Balance Sheets
                ---------------------------------------------------
                       (In thousands, except per share amounts)


                                                                  3/31/97           6/30/97
                                                                  -------           -------


ASSETS
------

  Current Assets
   Cash and short-term investments                           $    113,732    $      90,828
   Accounts receivable, less allowance                            399,304          315,106
   Inventories                                                    201,220          138,848
   Deferred income taxes                                           25,058           10,987
   Prepaid expenses                                                19,326           18,076
                                                                  -------          -------
      Total current assets                                        758,640          573,845
                                                                  =======          =======

  Property, Plant and Equipment - Net                             574,422          551,437

  Brands, Trademarks, Patents and Other Intangibles             1,151,654          704,669

  Investments in Affiliates                                       102,022          99,033

  Other Assets                                                    295,735          249,910
                                                                ---------        ---------

  Total                                                    $    2,882,473     $  2,178,894
                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current Liabilities
     Accounts payable                                      $      143,509     $    155,366
     Accrued liabilities                                          322,447          266,192
     Income taxes payable                                          27,253            9,354
     Commercial paper and notes payable                           189,244          192,683
     Current maturities of long-term debt                              41              291
                                                                  -------          --------
          Total current liabilities                               682,494          623,886

  Long-term Debt                                                  907,570          356,267

  Other Obligations                                               109,762          100,246

  Deferred Income Taxes                                           157,781          148,408

  Stockholders' Equity
     Common Stock                                                  55,422           55,422
     Additional paid-in capital                                   120,276          111,782
     Retained earnings                                          1,162,636        1,078,789
     Treasury shares, at cost                                    (262,069)        (251,393)
     Cumulative translation adjustments and other                 (51,399)         (44,513)
                                                                ----------       -----------

          Stockholders' Equity                                  1,024,866          950,087
                                                                ---------        ----------

  Total                                                    $    2,882,473     $  2,178,894
                                                                =========        ==========



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


                                                                     Nine Months Ended
                                                                  --------------------------
                                                                  3/31/97           6/30/97
                                                                  -------           -------

Operations:
   Net earnings                                              $    175,045     $     156,289

   Adjustments to reconcile to net cash provided by
   operating activities:
     Depreciation and amortization                                 92,312            90,677
     Deferred income taxes                                          4,351             4,300
     Other                                                         (2,639)            9,084

     Effects of changes in:
          Accounts  receivable                                    (55,297)           23,741
          Inventories                                             (53,079)          (43,062)
          Prepaid expenses                                         (1,250)          (13,885)
          Accounts payable                                        (25,875)          (37,385)
          Accrued liabilities                                       6,635           (23,203)
          Income taxes payable                                     19,311            25,714
                                                                  -------           -------

          Net cash provided by operations                         159,514           192,270

Investing Activities:
   Property, plant and equipment                                  (56,196)          (53,678)
   Disposal of property, plant and equipment                        1,764             2,791
   Businesses purchased                                          (460,336)          (131,025)
   Investment in other assets                                        -              (110,045)
   Other                                                          (59,830)           (58,448)
                                                                 ---------          ---------

          Net cash used for investment                           (574,598)          (350,405)
                                                                 ---------          ---------

Financing Activities:
   Short-term borrowings                                             -                11,160
   Long-term borrowings                                           526,656            110,268
   Long-term debt and other obligations repayments                (14,981)           (15,021)
   Commercial paper, net                                           22,003            154,840
   Cash dividends                                                 (89,967)           (83,082)
   Treasury stock                                                 (35,459)           (82,932)
   Employee stock plans                                            29,736             14,005
                                                                  --------           --------
          Net cash provided by financing                          437,988            109,238
                                                                 ========           =======

Increase (decrease) in Cash and Short-Term Investments             22,904            (48,897)

Cash and Short-Term Investments:
   Beginning of period                                             90,828            137,330
                                                                   ------            -------
   End of period                                             $    113,732     $       88,433
                                                             ============     ==============



See Notes to Condensed Consolidated Financial Statements.


               PART I - FINANCIAL INFORMATION
                           (Continued)
                   Item 1. Financial Statements
               The Clorox Company and Subsidiaries
      Notes to Condensed Consolidated Financial Statements
      ----------------------------------------------------

(1) The summarized financial information for the three and nine months ended March 31, 1997 and 1996 has not been audited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries
      (the Company). The results of the three and nine months ended March 31, 1997 and 1996 should not be considered as necessarily indicative of the results for the entire year.


(2) Inventories at March 31, 1997 and at June 30, 1996 consisted of (in thousands):

                               3/31/97         6/30/96
                               -------         -------
      Finished goods and
        work in process      $ 133,670       $  82,261
      Raw materials and
        supplies                67,550          56,587
                             ---------       ---------
      Total                  $ 201,220       $ 138,848
                             =========       =========


(3) The aggregate exercise price of the put options, $17,259,000, which was classified as other long-term obligations at June 30, 1996 has been reclassified to treasury stock at December 31, 1996 as a result of renegotiation of terms which resulted in these transactions being classified as equity.
      The company sold 240,000 put options and purchased
      240,000 call options during the second quarter of fiscal year 1996 with various strike prices
      (average of $71.91 per share) that expire on various dates through September 30, 2005. Upon exercise, each put option requires the Company to purchase, and each call option allows the Company to buy one share of its common stock at the strike price.


(4) Businesses were purchased during the nine months ended March 31, 1997 for a total of $460,336,000 and included the acquisition of Armor All Products
      Corporation for $360,144,000. The Armor All acquisition occurred on December 31, 1996 with the completion of a tender offer. The acquired business markets the leading line of automotive cleaning products under the brand name Armor All.
      Net assets acquired include cash of $48,000,000, working capital assets of $51,183,000 and liabilities of $59,803,000, property plant and equipment of $7,659,000, and intangible assets of $369,000,000. Intangible assets, principally brands and trademarks, will be amortized over 40 years. Other businesses purchased included the Shell Group's non-core line of household products in Chile, the Pinoluz brand of pine cleaner in Argentina, and the Limpido brand of liquid bleach and an increase in ownership in Tecnoclor, S.A., both in Colombia.

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

      PART I - FINANCIAL INFORMATION (Continued)
               Item 1.  Financial Statements
             The Clorox Company and Subsidiaries
    Notes to Condensed Consolidated Financial Statements
    ----------------------------------------------------


     Acquisitions for the nine months ended March 31, 1996 of $131,025,000 were funded from cash provided from operations and borrowings, and included the Poet San Juan business in Argentina consisting of household cleaners and air fresheners, the Electroquimicas Unidas S.A.C.I. business in Chile consisting of household bleaches, the Black Flag line of insecticides, the acquisition of the remaining minority interest of the Company's business in Argentina, and other business interests in Mexico. These acquisitions were accounted for as purchases. In connection with the acquisition of certain foreign operations, an investment in other assets was made as part of a cost efficient financing strategy.


(5)  Impact of New Accounting Standards

     In February 1997, the Financial Accounting Standards
     Board issued Statement of Financial Accounting
     Standards No. 128 ("SFAS 128"), Earnings per Share
     ("EPS"). SFAS 128 requires dual presentation of basic "EPS" and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures.
     Basic EPS is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The proforma effect assuming adoption of SFAS 128 at the beginning of each fiscal year is presented below:

           Three Months Ended        Nine Months Ended
         ----------------------    ----------------------
         3/31/97       3/31/96     3/31/97        3/31/96
         -------       -------     -------        -------

Basic      $1.27         $1.15       $3.39          $3.00
Diluted    $1.25         $1.14       $3.32          $2.96

          PART I - FINANCIAL INFORMATION (Continued)
       Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition
         ---------------------------------------------

                  Results of Operations
                  ---------------------

    Comparison of the Three Months Ended March 31, 1997
    ---------------------------------------------------
       with the Three Months Ended March 31, 1996
       -----------------------------------------


Earnings per share increased 10 percent to $1.27 from $1.15, and net earnings increased 10 percent to $65,620,000 from $59,599,000 a year ago principally due to a 16 percent increase in net sales driven by a 18 percent increase in volume. Record shipments were recorded for our Matchlight instant lighting charcoal briquets, and by our insecticides and cat litter businesses. Brita water filtration systems shipped record quarterly volumes reflecting strong growth in all trade channels. Foreign net sales were 17 percent of total Company net sales, in both this and the year ago quarter. Increased sales levels reflect the results of acquisition activity, principally the effect of the Armor
All products acquisition on December 31, 1996, and fiscal 1996 acquisitions in Latin America.

Cost of products sold as a percentage of net sales was
44.3 and 45.6 percent in the current and year ago quarters, respectively. The improvement reflects the results of certain cost savings measures, including implementation of a new manufacturing strategy and initiatives in the food business. Margins are anticipated to remain at approximately these levels for the remainder of the fiscal year.

Selling, delivery, and administration expense increased
18 percent over the year ago period principally due to continued investment in international infrastructure, foreign acquisitions and costs arising from investments in information technology both domestically and abroad.

Advertising expense increased 25 percent over the year ago period principally due to higher media spending as well as sales promotion spending on new product activities, and spending for the Brita business to solidify brand equity and maintain its current category leadership.

Interest expense increased $6,252,000 over the year ago period due to higher levels of commercial paper, and additional indebtedness related to long-term borrowings that funded acquisitions.


        PART I - FINANCIAL INFORMATION (Continued)
       Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition
       ---------------------------------------------

                  Results of Operations
                  ---------------------

    Comparison of the Nine Months Ended March 31, 1997
    --------------------------------------------------
       with the Nine Months Ended March 31, 1996
       -----------------------------------------


Earnings per share increased 13 percent to $3.39 from $3.00, and net earnings increased 12 percent to $175,045,000 from $156,289,000 a year ago principally due to a 15 percent increase in net sales driven by a 16 percent increase in volume. Record shipments were recorded for our home cleaning business unit which includes Formula 409, Clean Up, Soft Scrub, S.O.S,
Pine-Sol and Clorox toilet bowl cleaners. Combat insecticides and cat litter shipments were both up in volume versus the year ago period. Brita water filtration systems shipped record volumes that reflect continued strong growth in all trade channels. Foreign net sales were 16 percent of total Company net sales, up from 15 percent of total company sales for the year ago quarter. Increased sales levels reflect the results of acquisition activity, principally the effect of the Armor
All products acquisition on December 31, 1996, and fiscal
1996 acquisitions in Latin America.

Cost of products sold as a percent of net sales was 44.1 and 45.3 percent in the current and year ago periods, respectively. The improvement reflects the results of certain cost savings measures, including implementation of a new manufacturing strategy and initiatives in the food business. Margins are anticipated to remain at approximately these levels for the remainder of the fiscal year.

Selling, delivery and administration expense increased
18 percent over the year ago period principally due to continued investment in international infrastructure, international acquisitions and costs related to investments in information technology both domestic and foreign.

Advertising expense increased 23 percent versus a year ago. This increase reflects heavier media and sales promotion expenses for new product introductions, and the spending to solidify Brita's brand equity and maintain category leadership. The Company anticipates that for the full year advertising and sales promotion should increase at about the same rate as the growth of sales.

Interest expense increased $13,134,000 over a year ago due to higher levels of commercial paper and additional indebtedness to fund the current year acquisition activities.


        PART I - FINANCIAL INFORMATION (Continued)
       Item 2.  Management's Discussion and Analysis of
        Results of Operations and Financial Condition
        ---------------------------------------------

             Liquidity and Capital Resources
             -------------------------------

The Company's financial position and liquidity remain strong due to cash provided by operations during the period. Increases in accounts receivable and increases in inventory balances from June 30, 1996 reflect normal seasonal variations, principally due to the charcoal and insecticides businesses, and the acquisition of the Armor
All business on December 31, 1996. Accrued expenses increased from June 30, 1996 principally due to higher levels of marketing support and acquisitions.

Acquisitions since June 30, 1996 totaled $460,336,000 and were financed using a combination of cash provided by operations, long term borrowing, and commercial paper borrowing anticipated to be refinanced on a long-term basis during the fourth quarter. These acquisitions, which included the Armor All line of car cleaning products for $360,144,000, and acquisitions in Latin
America, resulted in the increase in Brands, Trademarks, Patents and Other Intangibles.

In September 1996, the Board of Directors authorized a share repurchase program to offset the dilutive effect of employee stock option exercises. The Company expects to issue between 400,000 and 500,000 shares of stock each year pursuant to its stock based compensation plan and intends to repurchase approximately the number of shares issued over time subject to market conditions and business opportunities which may arise. During the three month period ended March 31, 1997, 289,000 shares at a cost of $34,715,000 were reacquired.

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

The foregoing Management's Discussion and Analysis contains "forward-looking" statements under applicable securities laws. The Company cautions readers that actual results might differ materially from those projected depending on a number of economic and competitive risk factors. For a discussion of such risk factors, the Company refers readers to the Company's
Form 8-K Current Report which was filed on January 9, 1997.

               S I G N A T U R E
               -----------------



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE CLOROX COMPANY
                              (Registrant)



DATE May 14, 1997          BY /s/ HENRY J. SALVO, JR.
                              ------------------------
                              Henry J. Salvo, Jr.
                              Vice-President - Controller