Form 10-K
period 1997-06-30
CLOROX CO /DE/
filed 1997-09-25
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1997

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
 including area code

Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange
Title of each class                         on which registered
------------------------                  ------------------------
Common Stock, $1 par value                New York Stock Exchange
                                          Pacific Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 1997: $5,023,617,408.
Number of shares of common stock outstanding at July 31, 1997: 51,597,992 (prior to giving effect to the 2:1 stock split effected in the form of a dividend payable on September 2, 1997).


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the Year Ended June 30, 1997 are incorporated by reference into Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual
Meeting of Stockholders to be held on November 19, 1997, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 1997, are incorporated by reference into Part III of this Report.

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

Portions of The Clorox Company Annual Report for the Year
Ended June 30, 1997 ("Annual Report") to its stockholders are incorporated herein by specific reference.

During fiscal year 1997, the Company continued to focus on expanding its domestic business, through internal development of new products and line extensions of existing products. The Company introduced 15 new products in the U.S. during fiscal year 1997. It also continued its strategy of considering strategic acquisitions and, in that regard, entered the automotive appearance product market with its acquisition of Armor All Products Corporation during fiscal year 1997.

Internationally, the Company continued the implementation
of its strategy of expanding its laundry, household cleaning and insecticide businesses to markets where these categories are not yet fully developed, but where it believes high potential exists. The Company made three international acquisitions in fiscal year 1997, consisting of the "Limpido" brand of liquid bleach in Colombia, the "Pinoluz" brand of pine cleaner in Argentina, and the Shell Group's insecticides and cleaning products business in
Chile.   In addition, the Company introduced 24 new products
or line extensions in previously established international operations.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
The Company's operations are predominantly in one segment
-- non-durable household consumer products. Such operations include the production and marketing of non-durable consumer products sold primarily through grocery and other retail stores. Financial information for the last three fiscal years attributable to the Company's operations is set forth in the Consolidated Financial Statements, pages 24 through 37 of the Annual Report, incorporated herein by this reference.

Unless otherwise stated, all share numbers and stock prices in this Form 10-K give effect to the 2:1 stock split declared July 15, 1997, effected in the form of a stock dividend payable September 2, 1997 on all shares of Common
Stock outstanding as of the close of business on July 28, 1997.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

PRINCIPAL PRODUCTS. Products currently marketed in the United States and certain foreign countries are listed on the inside back cover (page 44) of the Annual Report, incorporated herein by this reference.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company has obtained ample supplies of all required raw materials and packaging supplies, which, with a few exceptions, were available from a wide variety of sources during fiscal year 1997. Contingency plans have been developed for single sourced supplier materials.

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

SEASONALITY. The only portions of the operations of the Company which have any significant degree of seasonality are the marketing of charcoal briquets, insecticides, and automotive appearance products. Most sales of these product lines occur in the third and fourth fiscal quarters. Working capital to carry inventories built up in the off-season and to extend terms to customers is generally provided by internally generated funds plus commercial paper lines of credit.

CUSTOMERS AND ORDER BACKLOG.  During fiscal years 1995,
1996 and 1997, revenues from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies were 13%, 14% and 15%, respectively, of the Company's gross consolidated revenues. Except for this relationship, the Company is not dependent upon any other single customer or a few customers. Order backlog is not a significant factor in the Company's business.

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

RESEARCH AND DEVELOPMENT. The Company's operations incurred expenses of approximately $50,489,000 in fiscal year 1997, $45,821,000 in fiscal year 1996 and
$44,819,000 in fiscal year 1995 on research activities relating to the development of new products or the maintenance and improvement of existing products. None of such research activity was customer sponsored.

ENVIRONMENTAL MATTERS. Historically, the Company has not made material capital expenditures for environmental control facilities or to comply with environmental laws and regulations. However, in general, the Company does anticipate spending increasing amounts annually for facility upgrades and for environmental programs. The amount of capital expenditures for environmental compliance was not material in fiscal year 1997 and is not expected to be material in the next fiscal year.

In addition, the Company is involved in certain other environmental matters, including:

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

(ii) The Company was named as a potentially responsible party ("PRP") by the Environmental Protection
        Agency pursuant to the Spill Compensation and Control Act, the Sanitary Landfill Closure and Contingency Fund Act, and a section of the Solid Waste Management Act, for a site in New Jersey. Based on the Company's experience and because the Company's level of involvement is extremely limited, the Company does not expect that this matter will represent a material cost to the Company in the future.

(iii) The Company continues to operate a water treatment operation at its former Oakland, California manufacturing location. A financial reserve established in an earlier year is considered by management to be adequate to cover the future costs or liability in connection with this manufacturing location.

(iv) An explosion attributed to methane caused property damage and personal injury in a residential area near a site formerly operated by a subsidiary of the Company in Kingsford, Michigan. The Company was named as a PRP and jointly with other PRPs and the Environmental Protection Agency is investigating the site. The investigation is ongoing and the Company's potential liability is not expected to be material in the future.

(v) The Company was named as a PRP by the State of Wisconsin for a site in Rice Lake, Wisconsin in connection with the Company's former frozen foods business. Based on the Company's experience and because the Company's level of involvement was limited, the Company does not expect that this matter will represent a material cost to the Company in the future.

(vi)    The Company was named as a PRP by the Environmental
        Protection Agency for a landfill site in Whittier, California. Based on the Company's experience and because the Company's level of involvement was extremely limited, the Company does not expect that this matter will represent a material cost to the Company in the future.

(vii)   The Company was served with a Notice of Violation
        by the Environmental Protection Agency pursuant to
        the Clean Air Act for a site operated by its
        subsidiary in Beryl, West Virginia.   Based on the
        Company's experience, the Company does not expect that this matter will represent a material cost to the Company in the future.

(viii) The Company was served with a Notice of Violation by the Environmental Protection Agency pursuant to the Clean Air Act for a site in Chicago, Illinois.
        Based on the Company 's experience, the Company does not expect that this matter will represent a material cost to the Company in the future.

Although the potential cost to the Company related to ongoing environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and clean-up costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; and the timing, varying costs and effectiveness of alternative clean-up technologies; based on its experience and without offsetting for expected insurance recoveries or discounting for present value, the Company does not expect that such costs individually and in the aggregate will represent a material cost to the Company or affect its competitive position.

NUMBER OF PERSONS EMPLOYED. At the end of fiscal year 1997, approximately 5,500 persons were employed by the Company.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS. This Form 10-K contains "forward-looking" statements under applicable securities laws. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, research and development activities, plans for international expansion, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect operations, performance, product development, and results of the Company's business include those discussed elsewhere in this Form 10-K and the following:

Fluctuations in Quarterly Operating Results and Stock Price. Although the Company's recent historical operating results have improved when compared with the same quarter in the previous fiscal year, there can be no assurance that such quarter-to-quarter comparisons will continue to improve, or that if any improvement is shown, the degree of improvement will meet investors' expectations. In addition, sales volume growth, whether due to acquisitions or to internal growth, can place burdens on the Company's management resources and financial controls which, in turn, can have a negative impact on operating results. The Company's quarterly operating results will be influenced by a host of factors which include the following: the seasonality of its brands; the extent of competition; the degree of market acceptance of new products and line extensions; the mix of products sold in a given quarter; changes in pricing policies by the Company and by its competitors; acquisition costs and restructuring and other charges associated with acquisitions; the ability of the Company to develop, introduce, and market successful new products and line extensions; the ability of the Company to control its internal costs and the costs of its raw materials and packaging materials; the Company's success in expanding its international operations; changes in the Company's strategy; personnel changes; and general economic conditions. To a certain extent, the Company bases its expense levels in anticipation of future revenues. If revenue levels come in below such expectations, operating results are likely to be adversely affected. Because of all of these factors, the Company believes that quarter-to-quarter comparisons of its results of operations should not be relied upon as indications of future performance.

Future announcements concerning the Company or its competitors, quarterly variations in operating results, the introduction of new products and line extensions or changes in product pricing policies by the Company or its competitors, changes in earning estimates by analysts, or changes in accounting policies, among other factors, could cause the market price of the Company's common stock to fluctuate substantially and have an adverse effect on the price of the Company's common stock. In addition, stock markets have experienced price and volume volatility and such volatility in the future could have an adverse impact on the Company's market price.

International Operations. The Company believes that its international sales including exports, which were 16% of net sales in fiscal year 1997, are likely to comprise an increasing percentage of its total sales. As a result, the Company will be increasingly subject to the risks associated with foreign operations including economic or political instability in its overseas markets, shipping delays and fluctuations in foreign currency exchange rates that may make its products more expensive in its foreign markets, all of which could have a significant impact on the Company's ability to sell its products on a timely and competitive basis in foreign markets and may have a materially adverse effect on the Company's results of operations or financial position. The Company seeks to limit foreign currency exchange risks through the use of foreign currency forward contracts when practical, but there can be no assurance that this strategy will be successful. In addition, the Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, and potentially adverse tax consequences.

Importance of New Products and Line Extensions. In most categories in which the Company competes, there are frequent introductions of new products and line extensions.
Accordingly, an important factor in the Company's future performance will be its ability to identify emerging consumer and technological trends and to maintain and improve the competitiveness of its products. However, there can be no assurance that the Company will successfully achieve those goals. Continued product development and marketing efforts are subject to all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance, as well as the cost of failed product introductions.

Integration of Acquisitions. One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of other businesses both in the United States and overseas. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional companies or operations or successfully integrate recent or future acquisitions into its operations. In addition, there can be no assurance that companies or operations acquired will be profitable at the time of their acquisition or will achieve sales levels and profitability that justify the investment made.

Environmental Matters. The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the use and disposal of hazardous substances. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad. The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of certain of its present and formerly owned and leased facilities. In addition, certain of the Company's present and former facilities have been or had been in operation for many years, and over such time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous.
It is possible that such sites, as well as disposal sites owned by third parties to which the Company has sent waste, may in the future be identified and become the subject of remediation. Accordingly, although the Company believes that it is currently in substantial compliance with applicable environmental requirements, it is possible the Company could become subject to additional environmental liabilities in the future which could result in a material adverse effect on the Company's results of operations or financial condition.

Intellectual Property. The Company relies on trademark, trade secret, patent, and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged. In addition, laws of certain foreign countries in which the Company's products are or may be sold do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information and any successful intellectual property challenges or infringement proceedings against the Company could have a material adverse effect on the Company's business, operating results, and financial condition.

Government Regulation. The manufacture, packaging, storage, distribution, and labeling of the Company's products are all subject to extensive federal, state, and foreign laws and regulations. For example, in the United
States, many of the Company's products are subject to regulation by the Environmental Protection Agency, the Food and Drug Administration, and the Consumer Product Safety
Commission. Most states have agencies which regulate in parallel to these federal agencies. The failure to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on the Company. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from introducing new products, building new facilities, or acquiring new businesses and could adversely effect operating results.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
     OPERATIONS AND EXPORT SALES.

Net sales, pretax earnings and identifiable assets related to foreign operations and export sales are 16%, 8% and 27%, respectively, for fiscal year 1997. See Note
17 of Notes to Consolidated Financial Statements, page 35 of the Annual Report, incorporated herein by this reference.

ITEM 2.  PROPERTIES

PRODUCTION FACILITIES. The Company operates production and major warehouse facilities for its operations in 17 locations throughout the United States, and in 24 locations internationally. Most of the space is owned. Some space, mainly for warehousing, is leased. No facilities were either closed or sold during fiscal year 1997. The Company considers its manufacturing and warehousing facilities to be adequate to support its business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and current positions of the executive officers of the Company are set forth below:


Name (Age) and Year Elected to
      Current Position                 Title and Current Position(s)
----------------------------------------------------------------------------------------

G. C. Sullivan      (57)     1992      Chairman of the Board, Chief Executive Officer
                                       and President

W. F. Ausfahl       (57)     1983      Group Vice President and Chief Financial Officer

E. A. Cutter        (58)     1992      Senior Vice President-General Counsel
                                       and Secretary

G. E. Johnston      (50)     1996      Group Vice President

P. N. Louras, Jr.   (47)     1992      Group Vice President

D. C. Murray        (61)     1996      Group Vice President

C. T. Alcantara     (47)     1996      Vice President-Latin America

A. W. Biebl         (47)     1992      Vice President-Product Supply

R. H. Bolte         (57)     1995      Vice President-Corporate Marketing Services

J. M. Brady         (43)     1993      Vice President-Human Resources

R. T. Conti         (42)     1996      Vice President-Kingsford Products

C. M. Couric        (50)     1995      Vice President and General Manager-Brita Products

L. Griffey          (61)     1993      Vice President-International Manufacturing

R. C. Klaus         (52)     1996      Vice President-Corporate Administration

L. S. Peiros        (42)     1995      Vice President-Food Products Division

K. M. Rose          (48)     1993      Vice President-Treasurer

H. J. Salvo, Jr.    (49)     1991      Vice President-Controller

B. A. Sudbury       (50)     1992      Vice President-Research and Development

F. A. Tataseo       (43)     l994      Vice President-Sales

C. E. Williams      (48)     1993      Vice President-Information Services


There is no family relationship between any of the above named persons, or between any of such persons and any of the directors of the Company or any persons nominated for election as a director of the Company. See Item 10 of Part
III of this Form 10-K.

G. C. Sullivan, W. F. Ausfahl, E. A. Cutter, P. N. Louras, Jr., L. Griffey, K. M. Rose, H. J. Salvo, and B. A. Sudbury have been employed by the Company for at least the past five years in the same respective positions as listed above. The other executive officers have held the respective positions described below for at least the past five years:

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

D. C. Murray joined the Company in February 1978 as Regional Manager-Latin America and Asia. Prior to his election as Group Vice President effective July 1, 1996, he was Vice President-Household Products Division from April 1989 through June 30, 1996, Vice President-International from November 1984 through April 1989, and Vice President-Latin America and Asia from April 1982 through November 1984.

C. T. Alcantara joined the Company in 1992 as Area General
Manager-Latin America.  Prior to his election as Vice
President-Latin America effective July 1, 1996, he left the
Company briefly from December 8, 1995 through March 31,
1996, when he returned as Area General Manager-Latin
America.

A. W. Biebl joined the Company in 1981 as Manufacturing
Manager, Food Service.  Prior to his election as Vice
President-Manufacturing, Engineering and Distribution effective June 1, 1992 (which title changed to Vice
President-Product Supply effective January 1997), he was
Vice President-Kingsford Products from 1989 through May
1992 and Vice President-Food Service Products from 1985 through 1989.

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

R. C. Klaus joined the Company in 1977 as Regional Sales
Manager (Baltimore) for the Company's Household Products
Business.  Prior to his election as Vice President-
Corporate Administration in November 1995, he was Vice
President-Clorox Professional Products from March 1994 through October 1995, and Vice President-Food Service
Products from May 1990 through March 1994.

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

                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  MARKET INFORMATION.

The principal markets for Clorox Common Stock are the New
York Stock Exchange and the Pacific Exchange. The high and low sales prices quoted for New York Stock Exchange-
Composite Transactions Report for each quarterly period during the past two fiscal years appears under "Quarterly
Data," page 38 of the Annual Report, incorporated herein by this reference, and on July 31, 1997, the closing price for the Company's stock was $69.906 per share.

(b)  HOLDERS.

The approximate number of record holders of Clorox Common
Stock as of July 31, 1997 was 13,354 based on information provided by the Company's transfer agent.

(c)  DIVIDENDS.

The amount of quarterly dividends paid with respect to Clorox Common Stock during the past two fiscal years appears under "Quarterly Data," page 38 of the Annual Report, incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

This information appears under "Financial Summary," pages
40 and 41 of the Annual Report, incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

This information appears under "Management's Discussion and Analysis," pages 22 and 23 of the Annual Report, incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

This information appears under "Quantitative and Qualitative
Disclosures about Market Risk," page 39 of the Annual Report, incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 24 through 37 and 38 of the Annual Report, incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                         PART III

ITEM l0.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

Information regarding each nominee for election as a director, including those who are executive officers of the Company, appears under "Nominees for Election as Directors" of the definitive Proxy Statement of the Company, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 1997 ("Proxy
Statement"), incorporated herein by this reference.

Pursuant to Instruction 3 to Item 401(b) of Regulation
S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.

The information required by Item 405 of Regulation S-K appears under "Section 16(a) Beneficial Ownership
Reporting Compliance" of the Proxy Statement, incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appears under "Organization of the Board of Directors," "Summary Compensation Table," "Options and Stock Appreciation Rights," "Long-Term Incentive Plans -- Awards in Last Fiscal Year," "Comparative Stock Performance," "Compensation Interlocks and Insider Participation," and "Pension Benefits" of the Proxy Statement, all incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

Information concerning the only entity or person known to the Company to be the beneficial owner of more than 5% of its Common Stock appears under "Beneficial Ownership of Voting Securities" of the Proxy Statement, incorporated herein by this reference.

(b)  SECURITY OWNERSHIP OF MANAGEMENT.

Information concerning the beneficial ownership of the Company's Common Stock by each nominee for election as a director and by all directors and executive officers as a group appears under "Beneficial Ownership of Voting
Securities" of the Proxy Statement, incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with directors, nominees for election as directors, management and the beneficial owner of more than 5% of the Company's Common
Stock appears under "Certain Relationships and Transactions" of the Proxy Statement, incorporated herein by this reference.

                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)(1) Financial Statements:                           Page

         Financial Statements and Independent          Copy
         Auditors' Report                            Included
         included in the Annual Report,
         incorporated herein by this
         reference:

           Statements of Consolidated Earnings for
           the years ended June 30, 1997, l996 and
           l995

           Consolidated Balance Sheets, June 30, 1997
           and l996

           Statements of Consolidated Stockholders'
           Equity for the years ended June 30, 1997, l996 and l995

           Statements of Consolidated Cash Flows for the years ended June 30, 1997, l996 and l995

           Notes to Consolidated Financial Statements
           Independent Auditors' Report

           Quarterly Data

(2) Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

(3)      Executive Compensation Plans and Arrangements:

         Stock Option Plan (1977), amended 10/16/80, 7/21/82,
         6/21/83, 10/19/83, 9/18/85, 11/20/85, 7/15/87
         and 11/17/93 (Exhibit 10(i) to Annual Report on
         Form 10-K for the year ended June 30, 1994)

         Long-Term Compensation Program dated October 21, 1987, amended 11/17/93 (Exhibit 10(ii) to Annual Report on
         Form 10-K for the year ended June 30, 1994)

         Officer Employment Agreement (form) (Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended
         June 30, 1996)

         Officer Change of Control Employment Agreement (form)
         (Exhibit 10(xii) to the Annual Report on Form 10-K for the year ended June 30, 1996)

         Supplemental Executive Retirement Plan dated July 17,
         1991 (Exhibit 10(x) to Annual Report on Form 10-K for the year ended June 30, 1993)

         Non-Qualified Deferred Compensation Plan (Exhibit 10
         (xiii) to the Annual Report on Form 10-K for the year ended June 30, 1996)

         The Clorox Company 1995 Performance Unit Plan
         (Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 1996)

         The Clorox Company 1996 Stock Incentive Plan (Exhibit
         10(xv) to the Annual Report on Form 10-K for the year ended June 30, 1996)

         The Clorox Company 1996 Executive Incentive
         Compensation Plan (Exhibit 10(xvi) to the Annual
         Report on Form 10-K for the year ended June 30, 1996)

         The Clorox Company Value Sharing Plan, formerly The
         Clorox Company Tax Reduction Investment Plan (Exhibit
         4.3 to Amendment No. 2 dated July 12, 1996 to
         Registration Statement on Form S-8 No. 33-41131 dated
         June 10, 1991)

         The Clorox Company Value Sharing Plan for Puerto Rico
         (Exhibit 4 to Registration Statement on Form S-8 No.
         333-16969 dated November 27, 1996)

         The Clorox Company Independent Directors' Stock-Based
         Compensation Plan (filed as Exhibit 10 (xix) to this
         Annual Report on Form 10-K for the year ended June
         30, 1997)

(b) Current Reports on Form 8-K during the fourth quarter of fiscal year 1997:

         None.

(c)    Exhibits:

        Index to Exhibits follows.

(d)    (Not applicable)

                        Index to Exhibits

(2)    (Not applicable)

(3)(i) Restated Certificate of Incorporation and Certificate of Correction to Restated Certificate of Incorporation of the Registrant (filed as Exhibit 4.1 to Registration Statement on Form S-8 No. 333-16969 dated
         November 27, 1996, incorporated herein by this reference)

   (ii)  Bylaws (restated) of the Company (filed as Exhibit
         3(ii) to Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, incorporated herein by this reference)

(4)(i) Form of Indenture between the Company and Wachovia Bank & Trust Company, N.A. as Trustee, regarding $200,000,000 in 8.8% Notes due 2001 (filed as Exhibit 4 to Registration Statement on Form S-3 No. 33-4083 dated May 24, 1991, incorporated herein by this reference)

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

   (ii) Long-Term Compensation Program dated October 21, 1987
        (Amended 11/17/93) (filed as Exhibit 10(ii) to Annual
        Report on Form 10-K for the year ended June 30, 1994, incorporated herein by this reference)

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

   (xi) Officer Employment Agreement (form) (filed as Exhibit
        10(xi) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

  (xii) Officer Change of Control Employment Agreement (form)
        (filed as Exhibit 10(xii) to the Annual Report on Form
        10-K for the year ended June 30, 1996, incorporated herein by this reference)

 (xiii) Non-Qualified Deferred Compensation Plan (filed as
        Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

  (xiv) The Clorox Company 1995 Performance Unit Plan (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

   (xv) The Clorox Company 1996 Stock Incentive Plan (filed as
        Exhibit 10(xv) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

  (xvi) The Clorox Company 1996 Executive Incentive
        Compensation Plan (filed as Exhibit 10(xvi) to the
        Annual Report on Form 10-K for the year ended June 30,
        1996, incorporated herein by this reference)

 (xvii) The Clorox Company Value Sharing Plan, formerly The Clorox Company Tax Reduction Sharing Plan (Exhibit 4.3 to Amendment No. 2 dated July 12, 1996 to Registration Statement on Form S-8 No. 33-41131 dated June 10, 1991, incorporated herein by this reference)

(xviii) The Clorox Company Value Sharing Plan for Puerto Rico
        (Exhibit 4 to Registration Statement on Form S-8 No.
        333-16969 dated November 27, 1996, incorporated herein by this reference)

  (xix) The Clorox Company Independent Directors' Stock-Based
        Compensation Plan

(11)    (Not applicable)

(12)    (Not applicable)

(13)    Excerpt of 1997 Annual Report to Stockholders

(16)    (Not applicable)

(l8)    (Not applicable)

(21)    Subsidiaries of the Company

(22)   (Not applicable)

(23)   Independent Auditors' Consent

(24)   Power of Attorney (see page 17)

(27)   Financial Data Schedule


SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE CLOROX COMPANY


Date:  September 17, 1997    By: /s/G. C. Sullivan
                                -------------------
                                G. C. Sullivan, Chairman of
                                the Board and Chief Executive
                                Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward A. Cutter and Henry J. Salvo, Jr., jointly and severally, attorneys-in-fact and agents, with full power of substitution, for her or him in any and all capacities to sign any and all amendments to this Form 10-K, and to file the same and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                   Title                                   Date

/s/G.C. Sullivan
------------------
G. C.  Sullivan              Chairman of the Board &                     September 17, 1997
                             Director (Chief Executive Officer)

/s/W. F. Ausfahl
------------------
W. F. Ausfahl                Group Vice President & Director             September 17, 1997
                             (Principal Financial Officer)


/s/D. Boggan, Jr.
------------------
D. Boggan, Jr.                Director                                   September 17, 1997


/s/J. W. Collins
------------------
J. W. Collins                 Director                                   September 17, 1997

/s/U. Fairchild
------------------
U. Fairchild                  Director                                   September 17, 1997

/s/J. Manchot
------------------
J. Manchot                    Director                                   September 17, 1997

/s/D. O. Morton
------------------
D. O. Morton                  Director                                   September 17, 1997

/s/K. Morwind
------------------
K. Morwind                    Director                                   September 17, 1997

/s/E. L. Scarff
------------------
E. L. Scarff                  Director                                   September 17, 1997

/s/L. R. Scott
------------------
L. R. Scott                   Director                                   September 17, 1997

/s/F. N. Shumway
-----------------
F. N. Shumway                 Director                                   September 17, 1997

/s/J. A. Vohs
-----------------
J. A. Vohs                    Director                                   September 17, 1997

/s/C. A. Wolfe
-----------------
C. A. Wolfe                   Director                                   September 17, 1997

/s/H. J. Salvo, Jr.
-------------------
H. J. Salvo, Jr.              Vice President-Controller(Principal        September 17, 1997
                              Accounting Officer)
