Form 10-Q
period 1997-09-30
CLOROX CO /DE/
filed 1997-11-13
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               Form 10-Q




X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 1997
                                     ------------------

                                             or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to

      Commission file number   1-07151

                               -------


                    THE CLOROX COMPANY
---------------------------------------------------------------
(Exact name of registrant as specified in its charter)



        DELAWARE                             31-0595760
---------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification number)



1221 Broadway - Oakland, California            94612 - 1888
---------------------------------------------------------------
(Address of principal executive offices)


Registrant's telephone number,               (510)-271-7000
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

                Yes            X                 No

As of September 30, 1997 there were 103,334,845 shares outstanding of the registrant's common stock (par-value -
$1.00), the registrant's only outstanding class of stock.




Total  pages 9                                          1



                      THE CLOROX COMPANY





PART 1.         Financial Information                   Page No.
                ---------------------                   --------

  Item 1.  Financial Statements

           Condensed Statements of Consolidated
            Earnings

            Three Months Ended
            September 30, 1997 and 1996                     3


           Condensed Consolidated Balance Sheets
            September 30, 1997 and June 30, 1997            4



          Condensed Statements of Consolidated
           Cash Flows

           Three Months Ended
            September 30, 1997 and 1996                     5


           Notes to Condensed Consolidated
            Financial Statements                            6



  Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial
            Condition                                     7-8



                   PART I - FINANCIAL INFORMATION
                      Item 1. Financial Statements
                  The Clorox Company and Subsidiaries
              Condensed Statements of Consolidated Earnings
              ---------------------------------------------
                  (In thousands, except per-share amounts)


                                                 Three Months Ended
                                          -----------------------------
                                             9/30/97            9/30/96
                                            --------            -------

Net Sales                               $    649,284         $  590,773
                                        -------------        ----------

 Costs and Expenses
    Cost of products sold                    279,694            257,361


    Selling, delivery and administration     130,399            116,594

    Advertising                               91,544             88,974

    Research and development                  11,606             10,498

    Interest expense                          15,494             10,497

    Other income                              (1,359)            (1,973)
                                        -------------      -------------
Total costs and expenses                     527,378             481,951
                                        -------------      -------------

Earnings before Income Taxes                 121,906             108,822


Income Taxes                                  47,543              43,312
                                        -------------      --------------
Net Earnings                            $     74,363         $    65,510
                                        =============       =============

Earnings per Common Share               $       0.72         $      0.64

Dividends per Share                     $       0.32         $      0.29


Weighted Average Shares Outstanding          103,217             103,092




See Notes to Condensed Consolidated Financial Statements.




                   PART I - FINANCIAL INFORMATION
                              (Continued)
                      Item 1. Financial Statements
                  The Clorox Company and Subsidiaries
                 Condensed Consolidated Balance Sheets
                 -------------------------------------
                         (In thousands)


                                                      9/30/97             6/30/97
                                                     --------             -------

ASSETS
------

  Current Assets
   Cash and short-term investments             $        87,371      $     101,046
   Accounts receivable, less allowance                 333,568            356,996
   Inventories                                         186,612            170,340
   Prepaid expenses                                     16,664             22,534
   Deferred income taxes                                21,533             22,581
                                               ---------------      -------------
      Total current assets                             645,748            673,497

   Property, Plant and Equipment - Net                 573,636            570,645


   Brands, Trademarks, Patents and Other
    Intangibles                                      1,206,379          1,186,951

   Investments in Affiliates                            96,635             93,004

   Other Assets                                        284,778            253,855
                                               ---------------      -------------

   Total                                       $     2,807,176      $   2,777,952
                                               ===============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Current Liabilities
     Accounts payable                          $       140,807      $     143,360
     Accrued liabilities                               258,749            358,785
     Short-term debt                                   241,395            369,973

     Income taxes payable                               54,415             17,049
     Current maturities of long-term debt                   45              3,551
                                               ---------------      -------------

         Total current liabilities                     695,411            892,718

  Long-term Debt                                       756,299            565,926

  Other Obligations                                    119,012            112,539

  Deferred Income Taxes                                161,534            170,723

  Stockholders' Equity
     Common stock                                      110,845            110,844
     Additional paid-in capital                         67,979             66,803
     Retained earnings                               1,249,448          1,207,524
     Treasury shares, at cost                         (288,243)          (289,075)
     Cumulative translation adjustments and other      (65,109)           (60,050)
                                               ---------------      -------------
        Stockholders' Equity                         1,074,920          1,036,046
                                               ---------------      -------------
Total                                          $     2,807,176      $   2,777,952
                                               ===============      =============

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



                                                               Three Months Ended
                                                        -----------------------------
                                                            9/30/97           9/30/96
                                                        -----------       -----------

Operations:
  Net earnings                                           $  74,363         $   65,510

  Adjustments to reconcile to net cash
  provided by operating activities:
     Depreciation and amortization                           36,680            26,744
     Deferred income taxes                                    2,216               840
     Other                                                   (9,555)            5,315
     Effects of changes in:
        Accounts receivable                                  16,883            42,103
        Inventories                                         (16,272)           (8,273)
        Prepaid expenses                                      5,870            (3,084)
        Accounts payable                                      1,524           (28,635)
        Accrued liabilities                                 (98,011)           (3,770)
        Income taxes payable                                 36,007            25,042
                                                         -----------       -----------

        Net cash provided by operations                      49,705           121,792

Investing Activities:
     Property, plant and equipment                          (18,375)          (23,033)
     Disposal of property, plant and equipment                1,123               515
     Businesses purchased                                   (37,910)          (22,207)
     Other                                                  (34,915)          (17,043)
                                                         -----------       -----------

        Net cash used for investment                        (90,077)          (61,768)
                                                        -----------       -----------

Financing Activities:
     Short-term borrowing                                    13,407               -
     Short-term repayments                                 (148,312)              -
     Long-term borrowings                                   193,287               968
     Long-term debt and other obligations repayments         (5,434)           (6,942)
        Commercial paper, net                                 2,821            (5,348)
        Cash dividends                                      (32,918)          (29,888)
        Treasury stock purchased                             (4,820)              -
        Employee stock plans                                  8,666            7,109
                                                        -----------       -----------

     Net cash provided by (used for) financing               26,697          (34,101)
                                                        -----------       -----------

Net (Decrease) Increase in Cash and Short-Term Investments  (13,675)          25,923
Cash and Short-Term Investments:
   Beginning of period                                      101,046           90,828
                                                        -----------       -----------
   End of period                                        $    87,371       $  116,751
                                                        ===========       ============

See Notes to Condensed Financial Statements




                 PART I - FINANCIAL INFORMATION
                          (Continued)
                    Item 1.  Financial Statements
                The Clorox Company and Subsidiaries
          Notes to Condensed Consolidated Financial Statements
          ----------------------------------------------------

(1) The summarized financial information for the three months ended September 30, 1997 and 1996 has not been audited, but in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company). The results of the three months ended September 30, 1997 should not be considered as necessarily indicative of the results for the respective year.

(2) Inventories at September 30, 1997 and at June 30, 1997 consisted of (in thousands):


                                                9/30/97                6/30/97
                                              -----------            -----------

        Finished goods and work in process    $  115,783             $ 109,189
        Raw materials and supplies                70,829                61,151
                                              -----------            -----------
           Total                              $  186,612             $ 170,340



(3) Businesses purchased totalling $37,910 and $22,207 during the quarters ended September 30, 1997 and 1996, respectively, were funded using a combination of cash and long-term borrowings and were accounted for as purchases.

(4)     Impact of New  Accounting Standard

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all earnings statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The effect on earnings per share under SFAS No. 128 would not have been significantly different than earnings per share currently reported for the periods.

(5)     Stock Split

        On July 15, 1997, the Company's Board of Directors authorized a 2-for-1 split of its common stock effective September 2, 1997, in the form of a stock dividend for stockholders of record at the close of business on July 28, 1997. All share and per share amounts in the accompanying consolidated financial statements have been restated to give effect to the stock split.

                                                                6
            PART I - FINANCIAL INFORMATION (Continued)
          Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition
                    Results of Operations
                    ---------------------

       Comparison of the Three Months Ended September 30, 1997
            with the Three Months Ended September  30, 1996
            -----------------------------------------------

Earnings per share increased 13% to 72 cents from 64 cents a year ago and reflect a 2 for 1 stock split on September 2, 1997. Net earnings grew 14% to $74,363,000 from $65,510,000 a year ago based upon a 10% increase in net sales to $649,284,000. Growth in earnings and net sales is due to a 10% increase in volume versus the year ago period. One half of the volume growth is due to Armor All with the remainder due primarily to growth in the base businesses. Domestic brands having record volumes and contributing to the quarterly growth include Clorox liquid bleach, Match Light instant-lighting charcoal briquets, Fresh Step Scoop brand of cat litter, and K.C. Masterpiece barbecue sauces. The insecticides business experienced a first quarter volume decline which was due in part to fair weather in key parts of the country and overall category softness.

Gross margins as a percent of net sales improved approximately half a percentage point versus the year ago period principally due to the efficiencies achieved through cost savings initiatives such as our household products manufacturing strategy, the consolidation of production in our food business, and significant improvements in our Latin American businesses where economies of scale are being achieved through acquisitions, and consolidation of production activities.

Selling, delivery, and administrative expense increased 12% versus the year ago period due to both the continued growth and investment in International infrastructure, and expenses related to integrating Armor All.

Advertising expense increased slightly versus a year ago and is anticipated to grow for the year in line with sales. Last year's expense was relatively high as a percent of sales in first quarter and moderated over the balance of the fiscal year.

Interest expense increased approximately $5,000,000 versus the year ago period principally due prior year's acquisition activities.

Income tax expense as a percent of pretax earnings declined from 39.8% to 39.0% principally due to an increasing share of earnings from International operations located in countries with lower statutory tax rates.

                                                              7

          PART I - FINANCIAL INFORMATION (Continued)
        Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition
         ---------------------------------------------

               Liquidity and Capital Resources
               -------------------------------

The Company's financial position and liquidity remain strong due to cash provided by operations during the quarter. Accounts receivable and accounts payable decreased from June 30, 1997 primarily due to normal seasonality of the charcoal and insecticides businesses. Inventories are higher due to international growth, as well as increased Brita volume. We expect inventories to increase during the next two fiscal quarters to support the seasonal charcoal and insecticides businesses. The reduction in accrued liabilities is due in part to seasonality and higher levels of advertising and sales promotion activities in our domestic household products businesses recorded at June 30, 1997.

Acquisitions since June 30, 1997 totaled $37,910,000 and were financed using a combination of cash provided by operations and long-term borrowings. These acquisitions included the Clorosul bleach business in Brazil and two smaller acquisitions in Southeast Asia and Australia and resulted in the increase in Brands, Trademarks, Patents and Other Intangibles.

In September 1996, the Board of Directors authorized a share repurchase program to offset the dilutive effect of employee stock option exercises. The Company expects to issue between 400,000 and 500,000 shares of stock each year pursuant to its stock based compensation plan and intends to repurchase approximately the number of shares issued over time subject to market conditions and business opportunities which may arise. During the three month period ended September 30, 1997, 70,000 shares at a cost of $4,820,000 were reacquired.

The Company has approved the use of interest rate derivative instruments such as interest rate swaps in order to manage the impact of interest rate movements on interest expense.
These instruments have the effect of converting fixed rate interest to floating, or floating to fixed. The conditions under which derivatives can be used are set forth in a Company Policy Statement and include a restriction on the amount of such activity to a designated portion of existing debt, a limit on the term of any derivative transaction, and a specific prohibition on the use of any leveraged derivatives. In
September 1997, the Company refinanced $192 million in commercial paper by entering into a Sterling denominated financing arrangement with Abbey National Bank. The Arrangement has a final maturity of April 2002 and an effective cost of 5.7%.
The Company entered into a series of swaps to eliminate foreign currency exposure risk generated by this Sterling denominated obligation.

Management believes the Company has access to additional capital through existing lines of credit and from public and private sources should the need arise.

The foregoing Management's Discussion and Analysis contains
"forward-looking" statements under applicable securities laws.
The Company cautions readers that actual results might differ materially from those projected depending on a number of economic and competitive risk factors. For a discussion of such risk factors, the Company refers readers to the Company's Form 10-K
Current Report which was filed on September 25, 1997.


                                                         8


                       S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE CLOROX COMPANY
                                (Registrant)




DATE                          BY /s/ Henry J. Salvo, Jr.
    ---------------------       --------------------------
                                Henry J. Salvo, Jr.
                                Vice-President Controller