Form 10-Q
period 1997-12-31
CLOROX CO /DE/
filed 1998-02-12
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
                     Form 10-Q

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               Form 10-Q


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended December 31, 1998
                                     -----------------

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

          Yes         X           No

As of December 31, 1997 there were 103,402,995 shares outstanding of the registrant's common stock (par-value - $1.00), the registrant's only outstanding class of stock.



               Total  pages 9                                     1

THE CLOROX COMPANY




PART 1.      Financial Information                         Page No.

     Item 1. Financial Statements

          Condensed Statements of Consolidated Earnings
            Six Months Ended December 31, 1997 and 1996          3


          Condensed Consolidated Balance Sheets
            December 31, 1997 and June 30, 1997                  4





          Condensed Statements of Consolidated Cash Flows
            Six Months Ended December 31, 1997 and 1996          5


           Notes to Condensed Consolidated Financial Statements  6-7


     Item 2.  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition           8-10

                            PART I - FINANCIAL INFORMATION
                             Item 1. Financial Statements
                          The Clorox Company and Subsidiaries
                      Condensed Statements of Consolidated Earnings
                       (In thousands, except per-share amounts)



                                   Three Months Ended                                     Six Months Ended
                         -----------------------------------                  -----------------------------------
                            12/31/97                12/31/96                      12/31/97                12/31/96
                         -----------             -----------                  ------------            ------------
Net Sales                $   591,795             $   530,215                  $  1,241,079            $  1,120,988

Costs and Expenses
  Cost of products sold      258,189                 235,626                       537,883                 492,987

  Selling, delivery and
   administration            139,789                 120,439                       270,188                 237,033

  Advertising                 83,408                  80,910                       174,952                 169,884

  Research and
   development                13,007                  11,532                        24,613                  22,030

  Interest expense            19,414                  11,745                        34,908                  22,242

  Other income, net           (3,131)                 (2,986)                       (4,490)                 (4,959)
                         -----------             -----------                  ------------            ------------

    Total costs and
     expenses                510,676                 457,266                     1,038,054                 939,217
                         -----------             -----------                  ------------            ------------

Earnings before
 Income Taxes                 81,119                  72,949                       203,025                 181,771

Income Taxes                  31,636                  29,034                        79,179                  72,346
                         -----------             -----------                  ------------            ------------

Net Earnings             $    49,483             $    43,915                  $    123,846            $    109,425
                         ===========             ===========                  ============            ============

Earnings per Common
 Share
  Basic                  $      0.48             $      0.42                  $       1.20            $       1.06
  Diluted                       0.47                    0.42                          1.17                    1.04


Weighted Average Shares
 Outstanding
  Basic                      103,393                 103,369                        103,305                103,231
  Diluted                    105,429                 105,051                        105,427                104,979


Dividends per Share      $      0.32             $      0.29                  $        0.64           $       0.58




See Notes to Condensed Consolidated Financial Statements.



                                                                                                                  3


                            PART I - FINANCIAL INFORMATION (Continued)
                                  Item 1. Financial Statements
                              The Clorox Company and Subsidiaries
                             Condensed Consolidated Balance Sheets
                                       (In thousands)
                                                                      12/31/97                6/30/97
                                                                 -------------           -----------
ASSETS
------
  Current Assets
    Cash and short-term investments                              $      50,898           $   101,046
    Accounts receivable, less allowance                                345,459               356,996
    Inventories                                                        219,711               170,340
    Prepaid expenses                                                    42,936                22,534
    Deferred income taxes                                               21,107                22,581
                                                                 -------------           -----------
      Total current assets                                             680,111               673,497

  Property, Plant and Equipment - Net                                  570,811               570,645

  Brands, Trademarks, Patents and Other Intangibles                  1,204,187             1,186,951

  Investments in Affiliates                                             95,678                93,004

  Other Assets                                                         280,957               253,855
                                                                 -------------           -----------

      Total                                                      $   2,831,744           $ 2,777,952
                                                                 =============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current Liabilities
    Accounts payable                                             $     116,842           $   143,360
    Accrued liabilities                                                249,390               358,785
    Short-term debt                                                    410,551               369,973
    Income taxes payable                                                24,108                17,049
    Current maturities of long-term debt                                    45                 3,551
                                                                 -------------           -----------
      Total current liabilities                                        800,936               892,718

  Long-term Debt                                                       702,185               565,926

  Other Obligations                                                    122,025               112,539

  Deferred Income Taxes                                                155,352               170,723

  Share Repurchase Obligations                                          54,848                  -

  Stockholders' Equity
    Common stock                                                       110,845               110,844
    Additional paid-in capital                                          71,746                66,803
    Retained earnings                                                1,267,787             1,207,524
    Treasury shares, at cost                                          (365,893)             (289,075)
    Cumulative translation adjustments and other                       (88,087)              (60,050)
                                                                 -------------           -----------
      Stockholders' Equity                                             996,398             1,036,046

  Total                                                          $   2,831,744           $ 2,777,952
                                                                 =============           ===========

See Notes to Condensed Consolidated Financial Statements.                                              4


                                      Item 1.  Financial Statements
                                   The Clorox Company and Subsidiaries
                              Condensed Statements of Consolidated Cash Flows
                                            (In thousands)

                                                                                        Six Months Ended
                                                                                   ------------------------------------
                                                                                     12/31/97                  12/31/96
                                                                                   ----------                ----------
Operations:
  Net earnings                                                                     $  123,846                   109,425
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                                      65,005                    59,783
    Deferred income taxes                                                               2,855                     2,146
    Other                                                                              (2,669)                    5,303
    Effects of changes in:
      Accounts  receivable                                                             13,523                    43,710
      Inventories                                                                     (48,726)                  (41,838)
      Prepaid expenses                                                                  4,597                    (7,285)
      Accounts payable                                                                (26,909)                  (52,574)
      Accrued liabilities                                                             (82,589)                   19,194
      Income taxes payable                                                              1,221                       817
                                                                                   ----------                ----------

      Net cash provided by operations                                                  50,154                   138,681


Investing Activities:
  Property, plant and equipment                                                       (39,681)                  (37,403)
  Disposal of property, plant and equipment                                             1,686                     1,921
  Businesses purchased                                                                (80,120)                 (452,788)
  Other                                                                               (48,468)                  (23,386)
                                                                                   ----------                ----------

    Net cash used for investment                                                     (166,583)                 (511,656)
                                                                                   ----------                ----------

Financing Activities:
  Short-term borrowing                                                                 13,407                     7,671
  Short-term debt repayments                                                         (161,719)                     -
  Long-term borrowings                                                                193,736                   438,196
  Long-term debt and other obligations  repayments                                    (61,525)                   (4,637)
  Commercial paper, net                                                               186,451                   (16,548)
  Cash dividends                                                                      (65,999)                  (59,868)
  Treasury stock purchased                                                            (33,815)                  (11,752)
  Employee stock plans and other                                                       (4,255)                    9,996
                                                                                   ----------                ----------

    Net cash provided by financing                                                     66,281                   363,058
                                                                                   ----------                ----------

Net Decrease in Cash and Short-Term Investments                                       (50,148)                   (9,917)
Cash and Short-Term Investments:
  Beginning of period                                                                 101,046                    90,828
                                                                                   ----------                ----------

  End of period                                                                    $   50,898                $   80,911
                                                                                   ==========                ==========



See Notes to Condensed Financial Statements                                                                        5


              Item 1.  Financial Statements
           The Clorox Company and Subsidiaries
       Notes to Condensed Consolidated Financial Statements


(1) The summarized financial information for the three and six months ended December 31, 1997 and 1996 has not been audited, but in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and subsidiaries (the Company). The results of the three and six months ended December 31, 1997 and 1996 should not be considered as necessarily indicative of the results for the entire year.


(2) Inventories at December 31, 1997 and at June 30, 1997 consisted of (in thousands):

                                       12/31/97      6/30/97
                                       --------      -------

   Finished goods and work in process  $143,587      $109,189
   Raw materials and supplies            76,124        61,151
                                       --------      --------
          Total                        $219,711      $170,340


(3)  International businesses purchased for the six months ended
December 31, 1997 totaling $80,120,000 were funded using a combination of cash and long-term borrowings and were accounted for as purchases.

     Acquisitions for the six months ended December 31, 1996 totaled $452,788,000 and included the Armor All Products Corporation for $360,144,000. The acquisition occurred on December 31, 1996.
Other businesses purchased included the Shell Group's non-core line of household products in Chile, the Pinoluz brand of pine cleaner in Argentina, and the Limpido brand of liquid bleach and an increase in ownership in Tecnoclor, S.A. both in Colombia.
These acquisitions were accounted for as purchases and were funded from cash provided by operations, long-term borrowings and commercial paper.


(4) The Company entered into two share repurchase transactions during the second quarter of fiscal 1998 whereby Clorox contracted for the future delivery of 400,000 shares of Clorox stock on October 27, 2000 and 400,000 shares of Clorox stock on October 23, 2002. The specified strike prices are $68.50 and $68.62 per share. The aggregate redemption cost of $54,848,000 has been classified as share repurchase obligations with a corresponding increase in treasury stock at December 31, 1997. The Company paid a premium of $13,193,000 on this transaction which has been recorded as treasury stock and at maturity will become part of the basis in the repurchased shares.


(5)   Impact of New Accounting Standard

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128
("SFAS 128"), Earnings per Share. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all earnings statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted earnings per share are computed by dividing net earnings by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities.
The weighted average number of shares outstanding (denominator) used to calculate basic earnings per share is reconciled to those used in calculating diluted earnings per share as follows:



                                       Weighted Average Number
                                        of Shares Outstanding
                 ----------------------------------------------------------------
                       Three Months Ended                     Six Months Ended
                 ---------------------------           --------------------------
                 12/31/97           12/31/96           12/31/97           12/31/96
                 --------           --------           --------           --------

Basic             103,393            103,369            103,305            103,231

Stock options       1,987              1,661              2,073              1,727

Other                  49                 21                 49                 21
                 --------           --------           --------           --------

Diluted           105,429            105,051            105,427            104,979
                 ========           ========           ========           ========




(6)  Stock Split

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


           PART I - FINANCIAL INFORMATION (Continued)
         Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition

                      Results of Operations

        Comparison of the Three Months Ended December 31, 1997
            with the Three Months Ended December 31, 1996


Basic earnings per share increased 13 percent to 48 cents from 42 cents a year ago and net earnings increased 13 percent to $49,483,000 from $43,915,000. Earnings per share reflect a 2-for-1 stock split on September 2, 1997. Growth in earnings and net sales were driven by a 13 percent volume increase.
Net sales increased 12 percent to $591,795,000 and lagged slightly compared to the volume increase due to price reductions on certain products as well as a change in the overall product mix. Armor All and other acquisitions contributed 6 percent to volume growth with the remainder due to growth in base businesses. Domestic brands having record shipments and contributing to quarterly growth include
Clorox 2, bottled Hidden Valley Ranch, KC Masterpiece barbecue sauces, Brita water filtration systems and Match Light instant lighting charcoal briquets. Clorox liquid bleach shipments decreased slightly following a record first quarter reflecting a price increase effective early in October. The insecticides businesses experienced a quarter and a year-to-date volume decline due to weather conditions and overall category softness. Shipments in our international business increased
22 percent of which approximately half was from base businesses and the remainder from acquisitions. The effect of negative currency issues in Korea and Southeast Asia were not material and we anticipate that further declines will not materially effect our full year international results.

Cost of goods sold as a percentage of net sales was 43.6 and
44.4 percent in the current and year ago quarters, respectively. The improvement reflects the impact of various cost savings efforts across business units and improvement in our Latin America businesses where economies of scale are being achieved through acquisitions, and consolidation of production activities.

Selling, delivery, and administration expense increased 16 percent over the year ago period due to continued investment in international infrastructure, increased investment in information technology and expenses related to integrating Armor All. Advertising expense increased slightly over the year ago period when spending was extremely high due to heavy new product introduction late in the second quarter. We anticipate that for the full year advertising expense will increase in line with or slightly ahead of sales.

Interest expense increased $7,669,000 versus the year ago period principally due to the prior year's acquisition activity.

          PART I - FINANCIAL INFORMATION (Continued)
        Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

                   Results of Operations

     Comparison of the Six Months Ended December 31, 1997
          with the Six Months Ended December 31, 1996


Basic earnings per share increased 13 percent to $1.20 from $1.06 and net earnings increased 13 percent to $123,846,000 from $109,425,000 a year ago principally due to an 11 percent increase in net sales driven by a 12 percent increase in volume. Record shipments were recorded by Match Light instant lighting charcoal briquets and KC masterpiece barbecue sauces. Clorox liquid bleach was up for the six months despite a slight decrease in the second quarter. Shipments in our international businesses increased 24 percent of which approximately half was from base businesses and the remainder from acquisitions.

Cost of goods sold as a percentage of sales was 43.3 and 44.0 in the current and year ago periods respectively. We anticipate gross margins for the full year to be slightly favorable compared to the prior fiscal year.

Selling, delivery and administration expense increased 14 percent due to continued investment in international infrastructure, increased investment in information technology and expenses related to integrating Armor All. Advertising expense increased over the year ago period. For the full year we anticipate advertising expense will increase in line with or slightly ahead of sales.

Interest increased $12,666,000 versus the year ago period principally due to the prior year's acquisition activity.

Income tax expense as a percent of pretax earnings declined from
39.8 percent to 39 percent principally due to an increasing share of earnings from International operations located in countries with lower statutory tax rates.

             PART I - FINANCIAL INFORMATION (Continued)
          Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition

                  Liquidity and Capital Resources


The Company's financial position and liquidity remain strong. The increase in inventories reflect normal seasonal variations, principally due to the charcoal and insecticides business. The reduction in accounts payable and accrued liabilities from June 30, 1997 is due in part to seasonality and higher levels of advertising and sales promotion activities in our domestic household products businesses recorded at June 30, 1997.
Increases in commercial paper borrowings and additional long-term debt were used to supplement cash provided by operations to fund acquisitions, the increase in other assets and the share repurchase program.

Acquisitions since June 30, 1997 totaled $80,120,000 and were financed using a combination of cash provided by operations and long-term borrowings. These acquisitions included an additional investment in Mexico, the Clorosul bleach business in Brazil and two smaller acquisitions in Southeast Asia and Australia.

In September 1996, the Board of Directors authorized a share repurchase program to offset the dilutive effect of employee stock option exercises. The Company expects to issue between 400,000 and 500,000 shares of stock each year pursuant to its stock based compensation plan and intends to repurchase approximately the number of shares issued over time subject to market conditions and business opportunities which may arise. During the six month period ended December 31, 1997, 280,000 shares at a cost of $20,622,000 were reacquired. As part of the repurchase program the Company entered into two transactions for the future delivery of 400,000 shares of Clorox stock on October 27, 2000 and 400,000 shares of Clorox stock on October 23, 2002. The aggregate redemption cost is $54,848,000 and the Company paid a premium of $13,193,000 on the transaction.

The Company has approved the use of interest rate derivative instruments such as interest rate swaps in order to manage the impact of interest rate movements on interest expense. These instruments have the effect of converting fixed rate interest to floating, or floating to fixed. The conditions under which derivatives can be used are set forth in a Company Policy Statement and include a restriction on the amount of such activity to a designated portion of existing debt, a limit on the term of any derivative transaction, and a specific prohibition on the use of any leveraged derivatives. In September 1997, the Company refinanced $192 million in commercial paper by entering into a Sterling denominated financing arrangement with Abbey National Bank. The Arrangement has a final maturity of April 2002. The Company entered into a series of swaps with notional amounts totaling $192 million to eliminate foreign currency exposure risk generated by this Sterling denominated obligation. The swaps effectively convert the Company's 5.7% fixed rate sterling obligation to a floating U.S. dollar rate of Libor less 147 basis points or 4.25% at December 31, 1997.

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


                                THE CLOROX COMPANY
                                ------------------
                                (Registrant)




DATE February 12, 1998          BY /s/HENRY J. SALVO, JR.
     -----------------             ----------------------
                                   Henry J. Salvo, Jr.
                                   Vice-President - Controller