Form 10-Q
period 1998-03-31
CLOROX CO /DE/
filed 1998-05-08
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
                     Form 10-Q

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               Form 10-Q


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---      SECURITIES SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 1998
                                     -----------------

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

          Yes         X           No


As of March 31, 1998 there were 103,881,950 shares outstanding of the registrant's common stock (par-value - $1.00), the registrant's only outstanding class of stock.

                                                   Total  pages 10
                                                                 1

                       THE CLOROX COMPANY

PART 1.   Financial Information                        Page No.
          ---------------------                        --------

          Item 1. Financial Statements

                  Condensed Statements of
                   Consolidated Earnings
                    Three and Nine Months Ended
                    March 31, 1998 and 1997                3


                  Condensed Consolidated Balance Sheets
                    March 31, 1998 and June 30, 1997       4


                  Condensed Statements of Consolidated
                   Cash Flows
                    Nine Months Ended March 31, 1998
                          and 1997                         5


                  Notes to Condensed Consolidated
                   Financial Statements                   6-7


          Item 2. Management's Discussion and
                   Analysis of Results of Operations
                   and Financial Condition                8-10



                                       PART I - FINANCIAL INFORMATION
                                        Item 1. Financial Statements
                                     The Clorox Company and Subsidiaries
                                Condensed Statements of Consolidated Earnings
                                ---------------------------------------------
                                  (In thousands, except per-share amounts)


                                       Three Months Ended                       Nine Months Ended
                              ---------------------------------           --------------------------------
                                 3/31/98                3/31/97              3/31/98                3/31/97
                              ----------            -----------           ----------             ----------
Net Sales                     $  680,540            $   649,209           $1,921,619             $1,770,197
                              ----------            -----------           ----------             ----------

Costs and Expenses
  Cost of products sold          290,209                287,862              828,092                780,849

  Selling, delivery and
   administration                142,378                135,355              412,566                372,388

  Advertising                     93,856                 84,543              268,808                254,427

  Research and development        13,573                 12,035               38,186                 34,065

  Interest expense                15,438                 17,005               50,346                 39,247

  Other expense (income), net        693                  2,603               (3,797)                (2,356)
                              ----------            -----------           ----------             ----------
  Total costs and expenses       556,147                539,403            1,594,201              1,478,620
                              ----------            -----------           ----------             ----------

Earnings before Income Taxes     124,393                109,806              327,418                291,577

Income Taxes                      48,444                 44,186              127,623                116,532
                              ----------            -----------           ----------             ----------

Net Earnings                  $   75,949            $    65,620           $  199,795             $  175,045
                              ==========            ===========           ==========             ==========


Earnings per Common Share
  Basic                       $     0.73            $      0.63           $     1.93             $     1.69
  Diluted                           0.72                   0.62                 1.89                   1.66


Weighted Average Shares
 Outstanding
   Basic                         103,704                 103,480              103,438               103,314
   Diluted                       105,779                 105,296              105,743               105,340


Dividends per Share           $     0.32             $      0.29           $     0.96            $     0.87


See Notes to Condensed Consolidated Financial Statements.


                                       PART I - FINANCIAL INFORMATION
                                        Item 1. Financial Statements
                                     The Clorox Company and Subsidiaries
                                   Condensed Consolidated Balance Sheets
                                   -------------------------------------
                                                (In thousands)

                                                               3/31/98                6/30/97
                                                             -----------            -----------
ASSETS
------
  Current Assets
    Cash and short-term investments                          $    75,499            $   101,046
        Accounts receivable, net                                 446,416                356,996
        Inventories                                              237,182                170,340
        Prepaid expenses                                          40,752                 22,534
        Deferred income taxes                                     18,418                 22,581
                                                             -----------            -----------
        Total current assets                                      18,267                673,497

    Property, Plant and Equipment - Net                          570,276                570,645

    Brands, Trademarks, Patents and Other Intangibles          1,219,137              1,186,951

    Investments in Affiliates                                     89,096                 93,004

    Other Assets                                                 279,128                253,855
                                                             -----------            -----------

     Total                                                   $ 2,975,904            $ 2,777,952
                                                             ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                         $   131,816            $   143,360
    Accrued liabilities                                          250,089                358,785
    Short-term debt                                              462,178                369,973
    Income taxes payable                                          37,417                 17,049
    Current maturities of long-term debt                              45                  3,551
                                                             -----------            -----------
   Total current liabilities                                     881,545                892,718

   Long-term Debt                                                703,586                565,926

   Other Obligations                                             124,162                112,539

   Deferred Income Taxes                                         166,343                170,723

   Share Repurchase Obligations                                   54,848                   -

   Stockholders' Equity
     Common stock                                                110,845                110,844
     Additional paid-in capital                                   80,557                 66,803
     Retained earnings                                         1,315,089              1,207,524
     Treasury shares, at cost                                   (363,608)              (289,075)
     Cumulative translation adjustments and other                (97,463)               (60,050)
                                                             -----------            -----------
       Stockholders' Equity                                    1,045,420              1,036,046
                                                             -----------            -----------

     Total                                                   $ 2,975,904            $ 2,777,952


See Notes to Condensed Consolidated Financial Statements.                                      4




                             PART I - FINANCIAL INFORMATION (Continued)
                                  Item 1.  Financial Statements
                               The Clorox Company and Subsidiaries
                           Condensed Statements of Consolidated Cash Flows
                           -----------------------------------------------
                                             (In thousands)
                                                                                Nine Months Ended
                                                                       ------------------------------------
                                                                          3/31/98                3/31/97
                                                                       -------------          -------------
Operations:
  Net earnings                                                         $     199,795          $     175,045
  Adjustments to reconcile to net cash provided by operating activities:
    Depreciation and amortization                                             95,912                 92,312
    Deferred income taxes                                                     22,653                  4,351
    Other                                                                    (10,291)                (2,639)
    Effects of changes in:
      Accounts  receivable                                                   (84,871)               (55,297)
      Inventories                                                            (64,944)               (53,079)
      Prepaid expenses                                                         6,923                 (1,250)
      Accounts payable                                                       (13,430)               (25,875)
      Accrued liabilities                                                    (90,106)                 6,635
      Income taxes payable                                                    14,547                 19,311
                                                                       -------------          -------------

      Net cash provided by operations                                         76,188                159,514



Investing Activities:
  Property, plant and equipment                                              (56,539)               (56,196)
  Disposal of property, plant and equipment                                    3,567                  1,764
  Businesses purchased                                                      (107,777)              (460,336)
  Other                                                                      (40,885)               (59,830)
                                                                       -------------          -------------

    Net cash used for investment                                            (201,634)              (574,598)
                                                                       -------------          -------------

Financing Activities:
  Short-term borrowing                                                       13,407                     -
  Short-term debt repayments                                               (161,719)                    -
  Long-term borrowings                                                      193,736                 526,656
  Long-term debt and other obligations  repayments                          (61,549)                (14,981)
  Commercial paper, net                                                     238,078                  22,003
  Cash dividends                                                            (99,149)                (89,967)
  Treasury stock purchased                                                  (47,380)                (35,459)
  Employee stock plans and other                                             24,475                  29,736
                                                                       ------------            -------------

    Net cash provided by financing                                           99,899                 437,988
                                                                       ------------            -------------

Net (Decrease) Increase in Cash and Short-Term Investments                  (25,547)                 22,904
Cash and Short-Term Investments:
     Beginning of period                                                    101,046                  90,828

     End of period                                                     $     75,499            $    113,732
                                                                       ============            =============


See Notes to Condensed Consolidated Financial Statements                                             5



         PART I - FINANCIAL INFORMATION (Continued)
              Item 1.  Financial Statements
            The Clorox Company and Subsidiaries
    Notes to Condensed Consolidated Financial Statements


(1) The summarized financial information for the three and nine months ended March 31, 1998 and 1997 has not been audited but, in the opinion of management, includes all adjustments
(consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations, financial position, and cash flows of The Clorox Company and its subsidiaries (the "Company"). The results of the three and nine months ended March 31, 1998 and 1997 should not be considered as necessarily indicative of the results for the entire year.


(2) Inventories at March 31, 1998 and at June 30, 1997 consisted of (in thousands):

                                      3/31/98           6/30/97
                                    ---------         ---------
Finished goods and work in process  $ 158,698         $ 109,189
Raw materials and supplies             78,484            61,151

     Total                          $ 237,182         $ 170,340


(3) International businesses purchased for the nine months ended March 31, 1998 totaling $107,777,000 were funded using a combination of cash and long-term borrowings and were accounted for as purchases. These acquisitions included an additional investment in Mexico, the Clorosul bleach business and the Super Globo bleach and cleaner businesses in Brazil and two smaller acquisitions in Southeast Asia and Australia.

     Acquisitions for the nine months ended March 31, 1997 totaled $460,336,000 and included the Armor All Products Corporation for $360,144,000. The acquisition occurred on December 31, 1996.
Other businesses purchased included the Shell Group's non-core line of household products in Chile, the Pinoluz brand of pine cleaner in Argentina, and the Limpido brand of liquid bleach and an increase in ownership in Tecnoclor, S.A. both in Colombia.
These acquisitions were accounted for as purchases and were funded from cash provided by operations, long-term borrowings and commercial paper.


(4) The Company entered into two share repurchase transactions during the second quarter of fiscal 1998 whereby Clorox contracted for the future delivery of 400,000 shares of Clorox stock on October 27, 2000 and 400,000 shares of Clorox stock on October 23, 2002. The specified strike prices are $68.50 and $68.62 per share. The aggregate redemption cost of $54,848,000 has been classified as share repurchase obligations with a corresponding increase in treasury stock. The Company paid a premium of $13,193,000 on this transaction which has been recorded as treasury stock and at maturity will become part of the basis in the repurchased shares.

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



                                               Weighted Average Number
                                                of Shares Outstanding
                          ----------------------------------------------------------------
                             Three Months Ended                     Nine Months Ended
                          -------------------------              -------------------------
                          3/31/98           3/31/97              3/31/98           3/31/97
                          -------           -------              -------           -------
Basic                     103,704           103,480              103,438           103,314

Stock options               2,027             1,790               2,257              2,000

Other                          48                26                  48                 26
                          -------           -------              -------           -------

Diluted                   105,779           105,296              105,743           105,340
                          =======           =======              =======           =======

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



      PART I - FINANCIAL INFORMATION (Continued)
    Item 2.  Management's Discussion and Analysis of
      Results of Operations and Financial Condition
      ---------------------------------------------

                Results of Operations
                ---------------------

    Comparison of the Three Months Ended March 31, 1998
    ---------------------------------------------------
        with the Three Months Ended March 31, 1997
        ------------------------------------------

Basic earnings per share increased 16 percent to 73 cents from 63 cents a year ago and net earnings increased 16 percent to $75,949,000 from $65,620,000. Earnings per share reflect a 2-for-1 stock split on September 2, 1997.

Net sales increased 5 percent to $680,540,000 due primarily to volume growth. The 5 percent volume increase was slightly lower than the year to date increase due to the inclusion of Armor All starting in the third quarter last year and timing on shipments in our seasonal business units namely charcoal, insecticides and Armor All. Shipments for these business units were affected by promotional timing skewed toward fourth quarter results.

In the U.S., total shipments were a third quarter record. Domestic brands having record shipments and contributing to quarterly growth include the Pine-Sol and Tilex franchises, KC Masterpiece barbecue sauces, Brita water filtration systems and the cat litter unit which includes the combined shipments of Fresh Step Scoop and Fresh Step. These brands also recorded strong year to date growth. Shipments of Clorox bleach decreased slightly reflecting a price increase effective in October 1997. Shipments in our international business increased 12 percent of which approximately half was from base businesses and the remainder from acquisitions. The bleach and cleaner business acquired in Brazil is marketed under the brand name of Super Globo. The Super Globo bleach business combined with three other acquisitions announced earlier this year provides us with continued expansion outside the U.S.

Cost of goods sold as a percentage of sales was 42.6 and 44.3 percent in the current and year ago quarters, respectively.
The improvement reflects the impact of cost savings initiatives throughout the product supply chain, improvement in our Latin America businesses, benefits from the consolidation of Armor All, and some slight price declines in several raw materials.

Advertising expense increased 11 percent principally due to our continued investment in the health of our brands as well as spending on new product introductions. We continue to anticipate that for the full year advertising expense will increase in line or slightly ahead of sales.


        PART I - FINANCIAL INFORMATION (Continued)
      Item 2.  Management's Discussion and Analysis of
        Results of Operations and Financial Condition
        ---------------------------------------------

                Results of Operations
                ---------------------

     Comparison of the Nine Months Ended March 31, 1998
     --------------------------------------------------
       with the Nine Months Ended March 31, 1997
       -----------------------------------------

Basic earnings per share increased 14 percent to $1.93 from $1.69 and net earnings increased 14 percent to $199,795,000 from $175,045,000 a year ago principally due to a 9 percent increase in net sales driven by a 9 percent increase in volume. Strong shipment growth was recorded by Clorox 2 and bottled Hidden Valley Ranch. Shipments in our international businesses increased 22 percent of which approximately half was from base businesses and the remainder from acquisitions. Volume expansion was realized in all international markets with the exception of Korea.

Cost of goods sold as a percentage of sales was 43.1 and 44.1 in the current and year ago periods respectively. We anticipate gross margins for the full year to be slightly favorable compared to the prior fiscal year.

Selling, delivery and administration expense increased 11 percent due to continued investment in international infrastructure and increased investment in information technology. Advertising expense increased over the year ago period. For the full year we anticipate advertising expense will increase in line with or slightly ahead of sales.

Interest increased $11,099,000 versus the year ago period principally due to additional borrowings to fund the prior year's acquisition activity.

Income tax expense as a percent of pretax earnings declined from 40 percent to 39 percent principally due to an increasing share of earnings from International operations located in countries with lower statutory tax rates.



         PART I - FINANCIAL INFORMATION (Continued)
       Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition
         ---------------------------------------------

              Liquidity and Capital Resources
              -------------------------------

The Company's financial position and liquidity remain strong.
The increase in inventories and accounts receivable reflect normal seasonal variations, principally due to the charcoal and insecticides business. The reduction in accounts payable and accrued liabilities from June 30, 1997 is due in part to seasonality and higher levels of advertising and sales promotion activities in our domestic household products businesses recorded at June 30, 1997. Increases in commercial paper borrowings and additional long-term debt were used to supplement cash provided by operations to fund acquisitions and the share repurchase program.

Acquisitions since June 30, 1997 totaled $107,777,000 and were financed using a combination of cash provided by operations and long-term borrowings. These acquisitions included an additional investment in Mexico, the Clorosul bleach business and the Super Globo bleach and cleaner businesses in Brazil and two smaller acquisitions in Southeast Asia and Australia.

In September 1996, the Board of Directors authorized a share repurchase program to offset the dilutive effect of employee
stock option exercises.   Based on the Company's experience
the Company currently expects to issue between 1,200,000 and 1,500,000 shares of stock each year pursuant to its stock based compensation plan, although such numbers may vary. The
Company intends to repurchase approximately the same number of shares issued over time subject to market conditions and business opportunities which may arise. During the nine month period ended March 31, 1998, 440,000 shares at a cost of $34,187,000 were reacquired. As part of the repurchase program the Company entered into two transactions for the future delivery of 400,000 shares of Clorox stock on October 27, 2000 and 400,000 shares of Clorox stock on October 23, 2002. The aggregate redemption cost is $54,848,000 and the Company paid a premium of $13,193,000 on the transaction.

The Company has approved the use of interest rate derivative instruments such as interest rate swaps in order to manage the impact of interest rate movements on interest expense. These instruments have the effect of converting fixed rate interest to floating, or floating to fixed. The conditions under which derivatives can be used are set forth in a Company Policy
Statement and include a restriction on the amount of such activity to a designated portion of existing debt, a limit on the term of any derivative transaction, and a specific prohibition on the use of any leveraged derivatives. In September 1997, the Company refinanced $192 million in commercial paper by entering into a Sterling denominated financing arrangement with Abbey National
Bank. The arrangement has a final maturity of April 2002. The Company entered into a series of swaps with notional amounts totaling $192 million to eliminate foreign currency exposure risk generated by this Sterling denominated obligation. The swaps effectively convert the Company's 5.7% fixed rate sterling obligation to a floating U.S. dollar rate of Libor less 149 basis points or 4.2% at March 31, 1998.

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


                                   THE CLOROX COMPANY
                                   ------------------
                                   (Registrant)




DATE May 8, 1998                    BY /s/HENRY J. SALVO, JR.
     -----------                       ----------------------------
                                        Henry J. Salvo, Jr.
                                        Vice President - Controller