Form 10-K
period 1998-06-30
CLOROX CO /DE/
filed 1998-09-28
CIK 21076

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 1998: $10,620,440,671.
Number of shares of common stock outstanding at July 31, 1998: 103,684,744.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the Year Ended June 30, 1998 are incorporated by reference into Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1998, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 1998, are incorporated by reference into Part III of this Report.
PART I

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

Portions of The Clorox Company Annual Report for the Year
Ended June 30, 1998 ("Annual Report") to its stockholders are incorporated herein by specific reference.

During fiscal year 1998, the Company continued to focus on expanding its domestic business, through internal development of new products and line extensions of existing products, and on the completion of the integration of the "Armor All" business purchased in fiscal year 1997. The Company introduced 13 new products in the United States during fiscal year 1998, including "Clorox 2" bleach-free laundry booster, "Tilex Fresh Shower" daily shower cleaner and Lemon Fresh "Formula 409" all-purpose cleaner. Internationally, the Company continued implementing its strategy to expand its laundry, household cleaning and insecticide businesses to markets where these categories are not yet fully developed, but where it believes high potential exists. The Company made six international acquisitions in fiscal year 1998. Three of the acquisitions were in Brazil, consisting of the "Clorosul" brand of liquid bleach, the "Super Globo" brand of bleach and cleaners, and the "X-14" brand of cleaners. Also, household cleaner businesses were purchased in Southeast Asia and Chile and an insecticide business was purchased in Australia. In addition, the Company introduced 28 new products or line extensions in previously established international operations.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company's operations are predominantly in one segment -- non-durable household consumer products.
Such operations include the production and marketing of non-durable consumer products sold primarily through grocery and other retail stores. Financial information for the last three fiscal years attributable to the Company's operations is set forth in the Consolidated Financial
Statements, on pages 34 through 47 of the Annual Report, incorporated herein by this reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

PRINCIPAL PRODUCTS. Products currently marketed in the United States and certain foreign countries are listed on pages 25 through 29 of the Annual Report, incorporated herein by this reference.

PRINCIPAL MARKETS - METHODS OF DISTRIBUTION. Most non-durable household consumer products are nationally advertised and sold within the United States to grocery stores through a network of brokers, and to mass merchandisers, warehouse clubs, military and other retail stores primarily through a direct sales force. The Company also sells within the United States institutional versions of specialty food and non-food products. Outside the United States, the Company sells consumer products through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.

SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company has obtained ample supplies of all required raw materials and packaging supplies, which, with a few exceptions, were available from a wide variety of sources during fiscal year 1998. Contingency plans have been developed for single-sourced supplier materials.

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

SEASONALITY. The portions of the operations of the Company that have any significant degree of seasonality are the marketing of charcoal briquets, insecticides, and automotive appearance products. Most sales of these product lines occur in the third and fourth fiscal quarters. Working capital to carry inventories built up in the off-season and to extend terms to customers is generally provided by internally generated funds plus commercial paper lines of credit.

CUSTOMERS AND ORDER BACKLOG.  During fiscal years 1998,
1997 and 1996, revenues from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies were 16%, 15% and 14%, respectively, of the Company's gross consolidated revenues. Except for this relationship, the Company is not dependent upon any other single customer or a few customers. Order backlog is not a significant factor in the Company's business.

RENEGOTIATION. None of the Company's operations is subject to renegotiation or termination at the election of the Federal government.

COMPETITION. The markets for consumer products are highly competitive and most of the Company's products compete with other nationally advertised brands within each category, and with "private label" brands and "generic" non-branded products of grocery chains and wholesale cooperatives. Competition is encountered from similar and alternative products, many of which are produced and marketed by major national concerns having financial resources greater than those of the Company.
Depending on the competitive product, the Company's products compete on price, quality or other benefits to consumers.

A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion. If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain relative market position.

RESEARCH AND DEVELOPMENT. The Company's operations incurred expenses of approximately $56,005,000, $50,489,000 and $45,821,000 in fiscal years 1998, 1997 and 1996, respectively, on research activities relating to the development of new products or the maintenance and improvement of existing products. None of such research activity was customer-sponsored.

ENVIRONMENTAL MATTERS. Historically, the Company has not made material capital expenditures for environmental control facilities or to comply with environmental laws and regulations. However, in general, the Company does anticipate spending increasing amounts annually for facility upgrades and for environmental programs. The amount of capital expenditures for environmental compliance was not material in fiscal year 1998 and is not expected to be material in the next fiscal year.

In addition, the Company is involved in certain other environmental matters, including:

(i) The Company sold its architectural coatings business in fiscal year 1990. In connection with the disposition of those manufacturing facilities, the Company retained responsibility for certain environmental obligations. The financial reserve established at the time of the sale is expected to be adequate to cover the financial responsibilities for environmental matters that may arise in the future.

(ii) In April 1992, the Company was named as a potentially responsible party ("PRP") by the Environmental Protection Agency pursuant to the Spill Compensation and Control Act, the Sanitary Landfill Closure and Contingency Fund Act, and a section of the Solid Waste Management Act, for a site in New Jersey. Based on the Company's experience and because the Company's level of involvement is extremely limited, the Company does not expect that this matter will represent a material cost to the Company in the future.

(iii) In July 1995, an explosion attributed to methane caused property damage and personal injury in a residential area near a site formerly operated by a predecessor of a subsidiary of the Company in Kingsford, Michigan. In October 1996, The Company was named as a PRP and jointly with another PRP is investigating the area. The Company's investigation of the area is ongoing and the Company's potential liability is not expected to be material in the future.

(iv) In June 1995, Armor All Products Corporation, subsequently acquired by the Company, was named as a PRP by the Environmental Protection Agency for a landfill site in Whittier, California. Based on the Company's experience and because the Company's level of involvement was extremely limited, the Company does not expect that this matter will represent a material cost to the Company in the future.

(v)     In July 1997, the Company was served with a
Notice of Violation ("NOV") by the Environmental Protection Agency pursuant to the Clean Air Act for a site operated by its subsidiary in Beryl, West Virginia. In March 1998, the Environmental Protection Agency filed suit based on the NOV and alleged prior Clean Air Act violations, the majority of which had been resolved between the Company's subsidiary
and the State of West Virginia in March 1997.   Based on
the Company's experience, the Company does not expect that this matter will represent a material cost to the Company in the future.

(vi) In September 1997, the Company was served with an NOV by the Environmental Protection Agency pursuant to the Clean Air Act for a site in Chicago, Illinois; and in August
1998, the Company was served with an NOV by the Missouri Department of Natural Resources pursuant to the Missouri
Air Pollution Control Program for a site in Belle, Missouri. Based on the Company's experience, the Company does not expect that either of these matters will represent a material cost to the Company in the future.

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

NUMBER OF PERSONS EMPLOYED. At the end of fiscal year 1998, approximately 6,600 persons were employed by the Company.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS. Except for historical information, matters discussed in this Form 10-K, including statements about future growth, are forward-looking statements based on management's estimates, assumptions and projections. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, research and development activities, plans for international expansion, acquisitions, and similar matters.
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect operations, performance, product development, and results of the Company's business include, without limitation, those discussed elsewhere in this Form 10-K, marketplace conditions and events, and the following:

Fluctuations in Quarterly Operating Results and Stock Price. Although the Company's recent historical operating results have improved when compared with the same quarter in the previous fiscal year, there can be no assurance that such quarter-to-quarter comparisons will continue to improve, or that if any improvement is shown, the degree of improvement will meet investors' expectations. In addition, sales volume growth, whether due to acquisitions or to internal growth, can place burdens on the Company's management resources and financial controls which, in turn, can have a negative impact on operating results. The Company's quarterly operating results will be influenced by a host of factors, which include the following: the seasonality of its brands;
the extent of competition; the degree of market acceptance of new products and line extensions; the mix of products sold in a given quarter; changes in pricing policies by the Company and by its competitors; acquisition costs and restructuring and other charges associated with acquisitions;
the ability of the Company to develop, introduce and market successful new products and line extensions; the ability of the Company to control its internal costs and costs of its raw materials and packaging materials; the Company's success in expanding its international operations; changes in the Company's strategy; personnel changes; and general economic conditions. To a certain extent, the Company bases its expense levels in anticipation of future revenues. If revenue levels come in below such expectations, operating results are likely to be adversely affected. Because of all of these factors, the Company believes that quarter-to-quarter comparisons of its results of operations should not be relied upon as indications of future performance.

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

International Operations. The Company believes that its international sales, which were 18% of net sales in fiscal year 1998, are likely to comprise an increasing percentage of its total sales. As a result, the Company will be increasingly subject to the risks associated with foreign operations including economic or political instability in its overseas markets, shipping delays and fluctuations in foreign currency exchange rates that may make its products more expensive in its foreign markets, all of which could have a significant impact on the Company's ability to sell its products on a timely and competitive basis in foreign markets and may have a materially adverse effect on the Company's results of operations or financial position. The Company seeks to limit foreign currency exchange risks through the use of foreign currency forward contracts when practical, but there can be no assurance that this strategy will be successful. In addition, the Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, and potentially adverse tax consequences.

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

Integration of Acquisitions. One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of other businesses in the United States and internationally. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional companies or operations or successfully integrate recent or future acquisitions into its operations. In addition, there can be no assurance that companies or operations acquired will be profitable at the time of their acquisition or will achieve sales levels and profitability that justify the investment made.

Environmental Matters. The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the use and disposal of hazardous substances. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in the United States and internationally. The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of certain of its present and formerly owned and leased facilities. In addition, certain of the Company's present and former facilities have been or had been in operation for many years, and over such time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that such sites, as well as disposal sites owned by third parties to which the Company has sent waste, may in the future be identified and become the subject of remediation. Accordingly, although the Company believes that it is currently in substantial compliance with applicable environmental requirements, it is possible the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on the Company's results of operations or financial condition.

Intellectual Property. The Company relies on trademark, trade secret, patent and copyright law to protect its intellectual property. There can be no assurance that such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, laws of certain foreign countries in which the Company's products are or may be sold do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information and any successful intellectual property challenges or infringement proceedings against the Company could have a material adverse effect on the Company's business, operating results and financial condition.

Government Regulations. The manufacture, packaging, storage, distribution and labeling of the Company's products and the Company's business operations generally are all subject to extensive federal, state, and foreign laws and regulations. For example, in the United States, many of the Company's products are subject to regulation by the Environmental Protection Agency, the Food and Drug Administration, and the Consumer Product Safety Commission. Most states have agencies that regulate in parallel to these federal agencies. The failure to comply with applicable laws and regulations in these or other areas could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on the Company. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from introducing new products, building new facilities or acquiring new businesses and could adversely effect operating results.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
OPERATIONS AND EXPORT SALES.

Net sales, pretax earnings and identifiable assets related to foreign operations (excluding Puerto Rico and exports) were 17%, 7% and 29%, respectively, for fiscal year 1998.
See Note 16 of Notes to Consolidated Financial Statements, on page 46 of the Annual Report, incorporated herein by this reference.

ITEM 2.  PROPERTIES

PRODUCTION FACILITIES. The Company operates production and major warehouse facilities for its operations in 17 locations throughout the United States, and in 29 locations internationally. Most of the space is owned. Some space, mainly for warehousing, is leased. The Company also leases six domestic regional distribution centers for the Company's products which are operated by service providers. None of the Company's facilities were either closed or sold during fiscal year 1998 except for the sale of an idle site previously operated by a subsidiary in Elk Grove, California. The Company considers its manufacturing and warehousing facilities to be adequate to support its business.

OFFICES AND TECHNICAL CENTER. The Company's general office building is owned and is located in Oakland, California.
The Company's Technical Center and Data Center are owned and are located in Pleasanton, California. Leased sales and other office facilities are located at a number of manufacturing and other locations.

ENCUMBRANCES. None of the Company's owned facilities are encumbered to secure debt owed by the Company, except that the manufacturing facility in Belle, Missouri, secures industrial revenue bond indebtedness incurred in relation to the construction or upgrade thereof.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and current positions of the executive officers of the Company are set forth below:

Name (Age) and Year
   Elected to Current Position     Title and Current Position(s)
----------------------------------------------------------------

G. C. Sullivan      (58)  1992     Chairman of the Board, Chief Executive
                                    Officer  and President

P. D. Bewley        (52)  1998     Senior Vice President - General Counsel
                                    and Secretary

G. E. Johnston      (51)  1996     Group Vice President

P. N. Louras, Jr.   (48)  1992     Group Vice President

K. M. Rose          (50)  1997     Group Vice President - Finance and Chief
                                    Financial Officer

C. T. Alcantara     (48)  1998     Vice President - Worldwide Business
                                    Development

A. W. Biebl         (49)  1992     Vice President - Product Supply

R. H. Bolte         (58)  1995     Vice President - Corporate Marketing
                                    Services

J. M. Brady         (44)  1993     Vice President - Human Resources

R. T. Conti         (43)  1996     Vice President - Kingsford Products



C. M. Couric        (52)  1995     Vice President - Brita Products

S. D. House         (37)  1997     Vice President - Treasurer

R. C. Klaus         (53)  1995     Vice President - Corporate Administration

L. S. Peiros        (43)  1998     Vice President - Household Products

H. J. Salvo, Jr.    (50)  1991     Vice President - Controller

G. R. Savage        (42)  1997     Vice President - Food Products

D. G. Simpson       (44)  1997     Vice President - Strategy and Planning

K. R. Tandowsky     (41)  1998     Vice President - Information Services

F. A. Tataseo       (44)  l994     Vice President - Sales

S. A. Weiss         (42)  1998     Vice President - Asia Middle East

There is no family relationship between any of the above named persons, or between any of such persons and any of the directors of the Company or any persons nominated for election as a director of the Company. See Item 10 of Part III of this Form 10-K.

G. C. Sullivan, P. N. Louras, Jr., A. W. Biebl, J. M. Brady and H .J. Salvo have been employed by the Company for at least the past five years in the same respective positions as listed above. The other executive officers have held the respective positions described below for at least the past five years:

P. D. Bewley joined the Company in February 1998 as Senior Vice President-General Counsel and Secretary. From 1994 through January 1998, he was employed by Nova Care, Inc., as Senior Vice President-General Counsel and Secretary, and prior to that was employed by Johnson & Johnson as Associate General Counsel.

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

K. M. Rose joined the Company in 1978 as a Financial Analyst. Prior to her election as Group Vice President-Finance and Chief Financial Officer effective December 1, 1997, she was Vice President-Treasurer from July 1992 through November 1997 and Controller, Household Products from July 1988 through July 1992.

C. T. Alcantara joined the Company in 1992 as Area General Manager-Latin America. Prior to his election as Vice President-Worldwide Business Development effective June 1, 1998, he was Vice President-Latin America from July 1, 1996 though May 1998. He left the Company briefly from December 8, 1995 through March 31, 1996.

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

S. D. House joined the Company in 1983 as a staff accountant, and was elected Vice President-Treasurer effective December 1, 1997. Prior to that, he had served as Director of Finance for the international business and also had held various positions in auditing, financial analysis and forecasting.

R. C. Klaus joined the Company in 1977 as Regional Sales Manager
(Baltimore) for the Company's household products business.
Prior to his election as Vice President-Corporate Administration in November 1995, he was Vice President-Clorox Professional
Products from March 1994 through October 1995, and Vice President-Food Service Products from May 1990 through March 1994.

L. S. Peiros joined the Company in 1982 and was elected Vice President-Household Products effective June 1, 1998. Prior to that, he had served as Vice President-Food Products from July 1995 until election to his current position, and from September 1993 until July 1995 he served as Vice President-Corporate Marketing Services. From June 1992 through August 1993 he was Director of Marketing-Household Products and from August 1991 through June 1992 he was Director of Marketing-Kingsford Products. Prior to that he had served in various marketing positions in both Household Products and Kingsford Products.

G. R. Savage joined the Company in 1983 as an Associate
Marketing Manager, and was elected Vice President-Food
Products effective December 1, 1997. Prior to that, he had served as Director of Marketing for the household products business from 1993.

D. G. Simpson joined the Company in 1979 in the brand management function, and was elected Vice President-Strategy and Planning effective December 1, 1997. Prior to that, he had served as head of corporate strategic planning.

K. R. Tandowsky joined the Company in 1981 as a staff accountant and was elected Vice President-Information Services effective February 7, 1998. Prior to that, he had served as Director of Finance for the Kingsford products business from 1994 and Director of Corporate Finance, Treasury from 1992.

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

S. A. Weiss joined the Company in 1994 as an area general manager for the Pacific Rim business, and held the position of Area General Manager Asia-Middle East before being elected Vice President-Asia Middle East effective June 1, 1998.
Prior to that, he had been employed by Bristol Myers Squibb in international and domestic marketing assignments.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  MARKET INFORMATION.

The principal markets for Clorox Common Stock are the New York Stock Exchange and the Pacific Exchange. The high and low sales prices quoted for New York Stock
Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appears under "Quarterly Data," on page 48 of the Annual Report, incorporated herein by this reference, and on July 31, 1998, the closing price for the Company's stock was $102.75 per share.

(b)  HOLDERS.

The approximate number of record holders of Clorox Common
Stock as of July 31, 1998 was 13,752 based on information provided by the Company's transfer agent.

(c)  DIVIDENDS.

The amount of quarterly dividends paid with respect to Clorox Common Stock during the past two fiscal years appears under "Quarterly Data," on page 48 of the Annual Report, incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

This information appears under "Five-Year Financial Summary," on page 49 of the Annual Report, incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

This information appears under "Management's Discussion and Analysis,"on pages 31 through 34 of the Annual Report, incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

This information appears under "Market-Sensitive Derivatives and Financial Instruments" in the "Management's Discussion and Analysis," on pages 32-33 of the Annual Report, incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 34 through 48 of the Annual Report, incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM l0.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each nominee for election as a director, including those who are executive officers of the Company, appears under "Nominees for Election as Directors" of the definitive Proxy Statement of the Company, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 1998 ("Proxy Statement"), incorporated herein by this reference.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.

The information required by Item 405 of Regulation S-K appears under "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appears under "Organization of the Board of Directors," "Summary Compensation Table," "Options and Stock Appreciation Rights," "Comparative Stock Performance," "Compensation Interlocks and Insider Participation," and "Pension Benefits" of the Proxy Statement, all incorporated herein by this reference.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)(1)     Financial Statements:                           Page

     Financial Statements and Independent Auditors'        Copy
     Report included in the Annual Report, incorporated    Included
     herein by this reference:

          Statements of Consolidated Earnings for the years ended June 30, 1998, l997 and l996

          Consolidated Balance Sheets, June 30, 1998 and l997

          Statements of Consolidated Stockholders' Equity for the years ended June 30, 1998, l997 and l996

          Statements of Consolidated Cash Flows for the years ended June 30, 1998, l997 and l996

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

          Quarterly Data

      (2)       Financial Statement Schedules have been
                omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

      (3)       Executive Compensation Plans and Arrangements:

          Long-Term Compensation Program dated October 21,
          1987, amended 11/17/93 (Exhibit 10(ii) to the
          Annual Report on Form 10-K for the year ended
          June 30, 1994)

          Officer Employment Agreement (form) (Exhibit
          10(xi) to the Annual Report on Form 10-K for the year ended June 30, 1996)

          Officer Change of Control Employment Agreement
         (form) (Exhibit 10(xii) to the Annual Report on
          Form 10-K for the year ended June 30, 1996)

          Supplemental Executive Retirement Plan dated
          July 17, 1991 (Exhibit 10(x) to the Annual
          Report on Form 10-K for the year ended June 30,
          1993)

          Non-Qualified Deferred Compensation Plan (Exhibit
          10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 1996)

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

          The Clorox Company Independent Directors' Stock
          Based Compensation Plan (Exhibit 10 (xix) to the
          Annual Report on Form 10-K for the year ended June
          30, 1997)

(b) Current Reports on Form 8-K during the fourth quarter of fiscal year 1998:

          None.

(c)     Exhibits:

          Index to Exhibits follows.

(d)     (Not applicable)

Index to Exhibits

    (3)  (i)     Restated Certificate of Incorporation (filed as
                 Exhibit 4.1 to Registration Statement on Form S-8
                 No. 333-44675 dated January 22, 1998, incorporated herein by this reference)

          (ii) Bylaws (restated) of the Company (filed as Exhibit 3(ii) to this Annual Report on Form 10-K for the year ended June 30, 1998)

    (4)  (i)     Form of Indenture between the Company and Wachovia
                 Bank & Trust Company, N.A. as Trustee, regarding
                 $200,000,000 in 8.8% Notes due 2001 (filed as
                 Exhibit 4 to Registration Statement on Form S-3
                 No. 33-4083 dated May 24, 1991,
                 incorporated herein by this reference)

         (ii)    Prospectus Supplement (to Prospectus dated July
                 9, 1991) giving terms of the Indenture referenced in Exhibit 4 (i) above (filed on July 18, 1991, supplementing the Registration Statement on Form S-3 No. 33-4083 dated May 24, 1991, and incorporated herein by this reference)

   (10)          Material contracts:

        (i) Long-Term Compensation Program dated October 21, 1987 (Amended 11/17/93) (filed as Exhibit 10(ii) to the Annual Report on Form 10-K for the year ended June 30, 1994, incorporated herein by this reference)

        (ii) Agreement between Henkel KGaA and the Company dated June l8, l981 (filed as Exhibit (l0)(v) to Form 8 dated August 11, l983, incorporated herein by this reference)

        (iii) Agreement between Henkel GmbH (now Henkel KGaA) and the Company dated July 3l, l974 (filed as Exhibit
                 (l0)(vi) to Form 8 dated August 11, l983, incorporated herein by this reference)

        (iv) Agreement between Henkel KGaA and the Company dated November l6, 1981 (filed as Exhibit (l0)(vii) to
                 Form 8 dated August 11, l983, incorporated herein by this reference)

        (v) Agreement between Henkel KGaA and the Company dated July 16, 1986 (filed as Exhibit B to Current Report on Form 8-K for March 19, 1987, incorporated herein by this reference)

        (vi) Agreement between Henkel KGaA and the Company dated March 18, 1987 (filed as Exhibit A to Current Report on Form 8-K for March 19, 1987, incorporated herein by this reference)

       (vii) Agreement between Henkel KGaA and the Company dated January 16, 1992 (filed as Exhibit 10(xi) to the
                 Annual Report on Form 10-K for the year ended June 30, 1992, incorporated herein by this reference)

       (viii) Supplemental Executive Retirement Plan dated July 17, 1991 (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 1993, incorporated herein by this reference)






       (ix) 1993 Directors' Stock Option Plan dated November 17, 1993 (filed as Exhibit 10(xi) to the Annual
                 Report on Form 10-K for the year ended
                 June 30, 1994, incorporated herein by this reference)

       (x)       Officer Employment Agreement (form) (filed as
                 Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

       (xi) Officer Change of Control Employment Agreement (form) (filed as Exhibit 10(xii) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

       (xii)     Non-Qualified Deferred Compensation Plan (filed as
                 Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

       (xiii)    The Clorox Company 1995 Performance Unit Plan
                 (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

       (xiv) The Clorox Company 1996 Stock Incentive Plan (filed as Exhibit 10(xv) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

       (xv)      The Clorox Company 1996 Executive Incentive
                 Compensation Plan (filed as Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

       (xvi) The Clorox Company Value Sharing Plan, formerly The Clorox Company Tax Reduction Investment Plan (Exhibit
                 4.3 to Amendment No. 2 dated July 12, 1996 to Registration Statement on Form S-8 No. 33-41131 dated June 10, 1991, incorporated herein by this reference)

       (xvii)    The Clorox Company Value Sharing Plan for Puerto
                 Rico (Exhibit 4 to Registration Statement on Form S-8 No. 333-16969 dated November 27, 1996, incorporated herein by this reference)

       (xviii)   The Clorox Company Independent Directors'
                 Stock-Based Compensation Plan (filed as
                 Exhibit 10 (xix) to the Annual Report on Form
                 10-K for the year ended June 30, 1997, incorporated herein by this reference)

     (13)     Excerpts of 1998 Annual Report to Stockholders

     (21)     Subsidiaries of the Company

     (23)     Independent Auditors' Consent

     (24)     Power of Attorney (see pages 16-17)

     (27)     Financial Data Schedule



SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE CLOROX COMPANY


Date:  September 16, 1998             By: /s/G. C. Sullivan
                                      G. C. Sullivan, Chairman of
                                      the Board and Chief
                                      Executive Officer


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints
Peter D. Bewley, Karen M. Rose, and Henry J. Salvo, Jr., jointly and severally, attorneys-in-fact and agents, with full power of substitution, for her or him in any and all capacities to sign any and all amendments to this Form 10-K, and to file the same and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange
Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

<CATPION>


Signature             Title                                   Date


/s/G.C. Sullivan      Chairman of the Board & Director    September 16, 1998
G. C.  Sullivan       (Chief Executive Officer)

/s/D. Boggan, Jr.     Director                            September 16, 1998
D. Boggan, Jr.

/s/J. W. Collins      Director                            September 16, 1998
J. W. Collins

/s/U. Fairchild       Director                            September 16, 1998
U. Fairchild

/s/T. M. Friedman     Director                            September 16, 1998
T. M. Friedman

/s/J. Manch           Director                            September 16, 1998
J. Manchot

/s/D. O. Morton       Director                            September 16, 1998
D. O. Morton

-----------------     Director                            September 16, 1998
/s/K. Morwind

/s/E. L. Scarff       Director                            September 16, 1998
E. L. Scarff

/s/L. R. Scott        Director                            September 16, 1998
L. R. Scott




/s/J. A. Vohs         Director                            September 16, 1998
 J. A. Vohs

/s/C. A. Wolfe        Director                            September 16, 1998
C. A. Wolfe

/s/K. M. Rose         Group Vice President - Finance      September 16, 1998
 K. M. Rose            and Chief Financial Officer
                      (Principal Financial Officer)

/s/H. J. Salvo, Jr.   Vice President-Controller           September 16, 1998
H. J. Salvo, Jr.      (Principal Accounting Officer)

