Form 10-Q
period 1998-09-30
CLOROX CO /DE/
filed 1998-11-12
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
X         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998 OR

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

          Yes         X           No

As of September 30, 1998 there were 103,525,444 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

               Total  pages 15                                1
                    THE CLOROX COMPANY




PART 1.      Financial Information                     Page No.
             ---------------------                     ---------
     Item 1. Financial Statements

             Condensed Statements of Consolidated
              Earnings
                Three Months Ended September 30, 1998
                 and 1997                                   3

             Consolidated Statements of Comprehensive
              Income
                Three Months Ended September 30, 1998
                 and 1997                                   4

             Condensed Consolidated Balance Sheets
                September 30, 1998 and June 30, 1998        5

             Condensed Statements of Consolidated
              Cash Flows
                Three Months Ended September 30, 1998
                 and 1997                                   6

             Notes to Condensed Consolidated
              Financial Statements                          7-9

     Item 2. Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition                           10-13

     Item 6. Other Exhibits                                 14


                                     PART I - FINANCIAL INFORMATION
                                      Item 1. Financial Statements
                                  The Clorox Company and Subsidiaries
                             Condensed Statements of Consolidated Earnings
                              (In thousands, except per-share amounts)
                                                                                   Three Months Ended
                                                                          ------------------------------------
                                                                             9/30/98                9/30/97
                                                                          -------------          -------------

Net Sales                                                                 $   685,883            $   649,284

Costs and Expenses
     Cost of products sold                                                    288,551                279,694

     Selling, delivery and administration                                     142,618                130,399

     Advertising                                                               91,592                 91,544

     Research and development                                                  12,949                 11,606

     Interest expense                                                          18,796                 15,494

     Other income                                                              (3,150)                (1,359)
                                                                          -------------          -------------

          Total costs and expenses                                            551,356                527,378
                                                                          -------------          -------------

Earnings before Income Taxes                                                  134,527                121,906

Income Taxes                                                                   49,105                 47,543
                                                                          -------------          -------------

Net Earnings                                                              $    85,422            $    74,363
                                                                          =============          =============
Earnings per Common Share
     Basic                                                                $      0.82            $      0.72
     Diluted                                                                     0.81                   0.71

Weighted Average Shares Outstanding
     Basic                                                                    103,604                103,217
     Diluted                                                                  105,637                105,184

Dividends per Share                                                       $      0.36            $      0.32



See Notes to Condensed Consolidated Financial Statements.

3

PART I - FINANCIAL INFORMATION (Continued)
Item 1. Financial Statements
The Clorox Company and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

                               Three Months Ended
                       ----------------------------------
                         9/30/98                9/30/97
                       ------------          ------------

Net Earnings           $  85,422             $   74,363
                       ------------          ------------

Other comprehensive
 income (loss):
  Foreign currency
  translation
  adjustments            (17,015)                (4,900)
                       ------------          -------------


Comprehensive Income   $  68,407             $   69,463
                       ============          =============
4

                               PART I - FINANCIAL INFORMATION (Continued)
                                    Item 1. Financial Statements
                                The Clorox Company and Subsidiaries
                               Condensed Consolidated Balance Sheets
                                        (In thousands)
                                                                          9/30/98                6/30/98
                                                                       -------------          -------------
ASSETS
------
     Current Assets
          Cash and short-term investments                              $    109,156           $    89,681
          Accounts receivable, less allowance                               347,342               411,868
          Inventories                                                       214,701               211,913
          Prepaid expenses and other                                         45,598                45,354
          Deferred income taxes                                              21,668                23,242
                                                                       -------------          -------------
               Total current assets                                         738,465               782,058

     Property, Plant and Equipment - Net                                    598,402               596,293

     Brands, Trademarks, Patents and Other Intangibles                    1,248,899             1,240,532

     Investments in Affiliates                                               89,478                84,449

     Other Assets                                                           334,738               310,018
                                                                       -------------          -------------

     Total                                                             $  3,009,982           $ 3,013,350
                                                                       =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
     Current Liabilities
          Accounts payable                                            $    127,363            $   154,348
          Accrued liabilities                                              192,671                268,583
          Short-term debt                                                  666,485                768,616
          Income taxes payable                                              56,437                 15,370
          Current maturities of long-term debt                               1,461                  1,517
                                                                       -------------          -------------
               Total current liabilities                                 1,044,417              1,208,434

     Long-term Debt                                                        466,294                316,260

     Other Obligations                                                     209,404                203,000

     Deferred Income Taxes                                                 188,266                200,421

     Stockholders' Equity
          Common stock                                                     110,844                110,844
          Additional paid-in capital                                        87,776                 84,124
          Retained earnings                                              1,432,152              1,382,943
          Treasury shares, at cost                                        (415,221)              (391,864)
          Accumulated other comprehensive income                          (106,876)               (89,861)
          Other                                                             (7,074)               (10,951)
                                                                       -------------          -------------
               Stockholders' Equity                                      1,101,601              1,085,235
                                                                       -------------          -------------
     Total                                                             $ 3,009,982            $ 3,013,350
                                                                       =============          =============
See Notes to Condensed Consolidated Financial Statements.
5




                               PART I - FINANCIAL INFORMATION (Continued)
                                   Item 1.  Financial Statements
                                 The Clorox Company and Subsidiaries
                             Condensed Statements of Consolidated Cash Flows
                                           (In thousands)
                                                                        Three Months Ended
                                                               ------------------------------------
                                                                  9/30/98                9/30/97
                                                               -------------          -------------
Operations:
     Net earnings                                              $    85,422            $    74,363
     Adjustments to reconcile to net cash provided
      by operating activities:
          Depreciation and amortization                             34,926                 36,680
          Deferred income taxes                                      2,919                  2,216
          Other                                                     (3,384)                (9,555)
          Effects of changes in:
               Accounts  receivable                                 64,526                 16,621
               Inventories                                          (1,508)               (16,272)
               Prepaid expenses                                       (244)                 5,870
               Accounts payable                                    (28,506)                 1,524
               Accrued liabilities                                 (70,662)               (97,749)
               Income taxes payable                                 38,484                 36,007
                                                               -------------          -------------

               Net cash provided by operations                     121,973                 49,705

Investing Activities:
     Property, plant and equipment                                 (20,898)               (18,375)
     Disposal of property, plant and equipment                         128                  1,123
     Businesses purchased                                          (38,652)               (37,910)
     Other                                                         (31,984)               (34,915)
                                                               -------------          -------------

               Net cash used for investment                        (91,406)               (90,077)

Financing Activities:
     Short-term debt borrowings                                       -                    13,407
     Short-term debt repayments                                       (374)              (148,312)
     Long-term debt and other obligations borrowings               149,223                193,287
     Long-term debt and other obligations repayments               (2,276)                 (5,434)
     Commercial paper, net                                       (101,745)                  2,821
     Cash dividends                                               (37,315)                (32,918)
     Treasury stock purchased                                     (28,109)                 (4,820)
     Issuance of common stock under employee stock plans            9,504                   8,666
                                                               -------------          -------------

               Net cash provided by (used for) financing          (11,092)                 26,697
                                                               -------------          -------------

Net (Decrease) Increase in Cash and Short-Term Investments         19,475                 (13,675)
Cash and Short-Term Investments:
     Beginning of period                                           89,681                 101,046
                                                               -------------          -------------

     End of period                                             $  109,156             $    87,371

See Notes to Condensed Financial Statements.

6

Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements


(1) The summarized consolidated financial information for the three months ended September 30, 1998 and 1997 has not been audited, but in the opinion of management, includes all adjustments
(consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows of The Clorox Company and its subsidiaries (the "Company"). The results for the three months ended September 30, 1998 should not be considered as necessarily indicative of the results for the respective year.


(2) Inventories at September 30, 1998 and at June 30, 1998 consisted of (in thousands):

                                        9/30/98          6/30/98
                                      ----------       ----------

Finished goods and work in process    $ 135,831        $ 130,185
Raw materials and supplies               78,870           81,728
                                      ----------       ----------
          Total                       $ 214,701        $ 211,913


(3) Businesses purchased totalling $38,652,000 and $37,910,000 during the quarters ended September 30, 1998 and 1997, respectively, were funded using a combination of cash and long-term borrowings and were accounted for as purchases.
These acquisitions included Mistolin bleach and cleaners business in Venezuela and the Gumption cleaning brand business in Australia.


(4) In July 1998, the Company refinanced $150,000,000 of commercial paper by entering into a Deutsche Mark denominated financing arrangement with private investors. The private investors exercised an option to finance an additional $50,000,000 under the same terms of this financing arrangement in October 1998. The Company entered into a series of swaps with notional amounts totalling $200,000,000 to eliminate foreign currency exposure risk generated by this Deutsche Mark denominated obligation. The swaps effectively convert the Company's 2.876% fixed Deutsche Mark obligation to a floating U.S. dollar rate of 90 day LIBOR less 278 basis points or an effective rate of 2.91%.

Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements



(5)     In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all earnings statements issued after December 15, 1997 for all entities with complex capital structures. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted earnings per share are computed by dividing net earnings by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The weighted average number of shares outstanding (denominator) used to calculate basic earnings per share is reconciled to those used in calculating diluted earnings per share as follows:

                 Weighted Average Number
                  of Shares Outstanding
                 -----------------------
                    Three Months Ended
                 -----------------------
                 9/30/98         9/30/97
                 -------         -------

Basic            103,604         103,217

Stock options      1,952           1,935

Other                 81              32
                 -------         -------

Diluted          105,637         105,184
                 =======         =======


(6) Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), Reporting of Comprehensive Income. Comprehensive income includes net income and other revenues, expenses, gains and losses that are excluded from net income but included as a component of stockholders' equity. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that the Company classify items of other comprehensive income, as defined by FAS 130, by their nature in the financial statements and display accumulated other comprehensive income separately in the equity section of the balance sheet. The financial statements for earlier periods were reclassified for comparative purposes, as required by FAS 130.

Comprehensive income for the quarters ended September 30, 1998 and 1997, was $68,407,000 and $69,463,000 respectively. Comprehensive income for the Company includes net income and foreign currency translation adjustments that are excluded from net income but included as a component of total stockholders' equity.

(7) Certain reclassifications of prior periods' amounts relating to accounts receivable and accrued liabilities have been made to conform with the current period presentation.

Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements



(8)       Subsequent Event - First Brands Corporation Pending
Acquisition

On October 18, 1998, the Company entered into a definitive agreement with First Brands Corporation ("First Brands") pursuant to which the Company will acquire First Brands in a merger transaction
(the "Merger") valued at approximately $2 billion. First Brands develops, manufactures, markets and sells consumer products under the Glad, Scoop Away, and STP brands, among others. The acquisition is structured to be treated as a pooling of interests for accounting purposes and as a non-taxable transaction to First Brands' stockholders. The transaction is subject to certain conditions, including the approval of First Brands' stockholders and customary regulatory approvals. Although the Company hopes to consummate the acquisition in the quarter ending March 31, 1999, no assurances can be given as to when, or whether, the acquisition will be completed.

Under the terms of the merger agreement, which has been approved by the boards of both companies, First Brands' stockholders, in exchange for their shares of First Brands' common stock, will receive the right to receive shares of the Company's common stock. The exchange ratio will depend upon the average closing price of the Company's common stock on the New York Stock Exchange over the ten trading days preceding the fifth trading day before the effective date of the Merger (the "Average Closing Price"). If the Average Closing Price is more than $80 but less than or equal to $115, the exchange ratio will be $39 divided by the Average Closing Price (i.e., First Brands' stockholders will receive $39 in the Company's common stock, based on the Average Closing Price, for each share of First Brands' common stock). If the Average Closing Price is less than or equal to $80, the exchange ratio will be 0.4875 shares of the Company's common stock for each share of First Brands' common stock. If the Average Closing Price is greater than $115, the exchange ratio will be 0.3391 shares of the Company's common stock for each share of First Brands' common stock. Cash will be paid in lieu of fractional shares. As a result of the acquisition, Clorox will also assume approximately $440 million of First Brands' debt.
See also the discussion in "Management's Discussion and Analysis" under "Subsequent Event - First Brands Corporation Pending Acquisition".

Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations

Comparison of the Three Months Ended September 30, 1998
with the Three Months Ended September 30, 1997

Diluted earnings per share increased 14% to 81 cents from 71 cents a year ago and net earnings grew 15% to $85,422,000 from $74,363,000 a year ago.

Net sales increased 6 percent to $685,883,000 due primarily to volume growth. This volume growth was fueled by several factors such as the introduction of new products during the second half of fiscal year 1998; a strong performance from domestic brands including Clorox toilet bowl cleanser and automatic toilet bowl cleaner, Hidden Valley bottled dressings, and Fresh Step Scoop scoopable cat litter; and increased volumes experienced by our Brita, Armor All, and professional products businesses. Products introduced during the second half of fiscal year 1998 that contributed to this volume growth were Tilex Fresh Shower daily shower cleaner, Lemon Fresh Pine-Sol cleaner and antibacterial spray, and Rain Clean Pine-Sol dilutable cleaner. These volume increases were partially offset by volume decreases in our sales of Clorox liquid bleach and insecticides, and a weakened volume performance experienced by our Asian businesses due to an economic downturn in Asian economies.

Gross margins as a percent of sales improved a percentage point from the preceding year primarily due to the successful integration of the Armor All business and on-going cost savings programs mostly implemented in the prior year such as the reformulation of certain household products, re-negotiation of freight rates, reduction of packaging costs, and a switch to in-house production from the use of outside co-packers for certain household products.

Selling, delivery, and administration expenses increased approximately 9% from a year ago primarily due to continued growth and expenditures related to investment in international infrastructure.

Interest expense increased approximately $3,300,000 versus the year ago period primarily due to the issuance of new debt required to fund business growth.

Income tax expense as a percent of pretax earnings declined from 39% to 36.5% principally due to international investment activities and international operations.

Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources


The Company's financial position and liquidity remain strong due to cash provided by operations during the quarter.
Accounts receivable, accounts payable, and accrued liabilities decreased from June 30, 1998 primarily due to normal seasonality of the charcoal, insecticide, and automotive appearance businesses.

In September 1996, the Board of Directors authorized a share repurchase program to offset the dilutive effect of employee stock option exercises. During the three month period ended September 30, 1998, 280,000 shares were acquired at a cost of $28,109,000. The Company currently plans to discontinue such share repurchase program in connection with the First Brands Corporation pending acquisition described below. As a result, the issuance of shares pursuant to the Company's stock incentive plans may have a potential dilutive effect.

The Company has approved the use of interest rate derivative instruments such as interest rate swaps in order to manage the impact of interest rate movements on interest expense. These instruments have the effect of converting fixed rate interest to floating, or floating to fixed. The conditions under which derivatives can be used are set forth in a Company Policy Statement that includes a specific prohibition on the use of any leveraged derivatives. In July 1998, the Company refinanced $150,000,000 of commercial paper by entering into a Deutsche Mark denominated financing arrangement with private investors. The private investors exercised an option to finance an additional $50,000,000 under the same terms of this financing arrangement in October 1998. The Company entered into a series of swaps with notional amounts totalling $200,000,000 to eliminate foreign currency exposure risk generated by this Deutsche Mark denominated obligation. The swaps effectively convert the Company's 2.876% fixed Deutsche Mark obligation to a floating U.S. dollar rate of 90 day LIBOR less 278 basis points or an effective rate of 2.91%.

Management believes the Company has access to additional capital through existing lines of credit and from public and private sources should the need arise.


Year 2000


Many financial information and operations systems used today may be unable to interpret dates after December 31, 1999 because these systems allow only two digits to indicate the year in a date. Consequently, these systems are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of information processing. This potential problem is referred to as the "Year 2000" or "Y2K" issue.

In 1997, the Company established a corporate-wide program to address Y2K issues. This effort is comprehensive and encompasses software, hardware, electronic data interchange, networks, PC's, manufacturing and other facilities, embedded chips, century certification, supplier and customer readiness, contingency planning, and domestic and international operations. The Company is currently on schedule and is more than 60% complete as of September 30, 1998. The Company has replaced or upgraded most of its critical business applications and systems and has begun the century testing phase for these critical technology systems.
The target date to repair or replace the remaining critical business information systems is March 31, 1999. The Company is assessing its plant floor systems and equipment and the target date to complete manufacturing plant floor and facilities efforts is September 30, 1999. The Company has prioritized its third-party relationships as

Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition


critical, severe or sustainable, has completed the assessment phase for third parties (except for assessment of its key customers which is scheduled to be complete in March 1999), has requested a Y2K contract warranty in many new key contracts and is developing contingency plans for critical third parties, including key customers, suppliers and other service providers.

If necessary modifications and conversions by the Company are not made on a timely basis, or if key third parties are not Y2K ready, Y2K problems could have a material adverse effect on the Company's operations. The Company's most reasonably likely worst case scenario is a regional utility failure that would interrupt manufacturing operations and distribution centers in the affected region. To mitigate this risk, and to address the possible uncertainty of whether the Company will be able to solve all potential Y2K issues, the Company has begun contingency planning for its critical operations, including key third-party relationships, and will require written contingency plans for these areas. The Company expects to complete all of its contingency planning by June 30, 1999.

Y2K costs are expensed as incurred and funded through operating cash flows. Through September 30, 1998, the Company has expensed incremental remediation costs of $17,117,000 with remaining incremental remediation costs estimated at $13,761,000. In addition, through September 30, 1998, the Company has expensed accelerated strategic upgrade costs of $9,609,000 with anticipated remaining accelerated strategic upgrade costs of $6,399,000. The Company has spent approximately 17% of its 1998 fiscal year information technology budget, and expects to spend approximately 12% of its 1999 fiscal year information technology budget, on Y2K remediation issues. The Company has not deferred any critical information technology projects because of its Year 2000 program efforts, which are primarily being addressed through a dedicated team within the Company's information technology group. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment, and the Y2K readiness of the Company's business partners, among other factors. Also, the Company's pending acquisition of First Brands Corporation remains subject to certain closing conditions and is not included in this assessment.


Subsequent Event - First Brands Corporation Pending Acquisition


On October 18, 1998, the Company entered into a definitive agreement with First Brands Corporation ("First Brands") pursuant to which the Company will acquire First Brands in a merger transaction (the "Merger") valued at approximately
$2 billion. First Brands develops, manufactures, markets and sells consumer products under the Glad, Scoop Away, and STP brands, among others. The acquisition is structured to be treated as a pooling of interests for accounting purposes and as a non-taxable transaction to First Brands' stockholders. The transaction is subject to certain conditions, including the approval of First Brands' stockholders and customary regulatory approvals. Although the Company hopes to consummate the acquisition in the quarter ending March 31, 1999, no assurances can be given as to when, or whether, the acquisition will be completed.

Under the terms of the merger agreement, which has been approved by the boards of both companies, First Brands' stockholders, in exchange for their shares of First Brands' common stock, will receive the right to receive shares of the Company's common stock. The exchange ratio will depend upon the average closing price of the Company's common stock on the New York Stock Exchange over the ten trading days preceding the fifth trading day before the effective date of the Merger (the "Average Closing Price"). If the Average Closing Price is more than $80 but less than or equal to $115, the exchange ratio will be $39 divided by the Average Closing Price (i.e., First Brands' stockholders will receive $39 in the Company's common stock, based on the Average Closing Price, for each share of First Brands' common stock). If the Average Closing Price is less than or equal to $80, the

Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition


exchange ratio will be 0.4875 shares of the Company's common stock for each share of First Brands' common stock. If the Average Closing Price is greater than $115, the exchange ratio will be 0.3391 shares of the Company's common stock for each share of First Brands' common stock. Cash will be paid in lieu of fractional shares. As a result of the acquisition, Clorox will also assume approximately $440 million of First Brands' debt.

In connection with pooling of interests accounting treatment for the Merger, the Company plans to discontinue its previously announced share repurchase program and may be required to issue additional shares of its common stock to third parties. Any such share issuance may have a dilutive effect. Consummation of the Merger is conditioned upon receipt by each of the Company and First Brands of a letter from their respective independent accountants stating that, in their respective opinions, they concur with the conclusions of the management of the Company and First Brands that the criteria for pooling of interests accounting, which can be assessed at that time, have been met. If after consummation of the merger, events occur that cause the acquisition to no longer qualify for pooling of interests treatment, the purchase method of accounting would be applied, which could have a material adverse effect on the reported operating results of the combined company because of the charges to the Company's earnings from amortization of goodwill required by purchase accounting.

As is generally the case with acquisitions, there can be no assurance that the Company will be able to complete the acquisition, successfully integrate or profitably manage the First Brands' businesses. In addition, there can be no assurance that, following the transaction, the First Brands' businesses will achieve sales levels, profitability, cost savings or synergies that justify the investment made or that the acquisition will be accretive to earnings in any future period.

The Company expects to incur significant costs (in excess of $100 million) in connection with the Merger to reflect transaction-related expenses as well as expenses relating to the integration of First Brands. This amount is a preliminary estimate only and is therefore subject to change. In addition, there can be no assurance that the Company will not incur additional costs associated with the Merger.


Cautionary Statement


Except for historical information, matters discussed in this Form 10-Q, including statements about future growth or the likelihood of the consummation or the realization of benefits from the First Brands' transaction, are forward-looking statements based on management's estimates, assumptions and projections. In addition to the factors discussed in this Form 10-Q, important factors that could cause results to differ materially from management's expectations are described in "Forward-Looking Statements and Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's SEC Form 10-K for the year ending June 30, 1998, as updated from time to time in the Company's SEC filings. Those factors include, but are not limited to, marketplace conditions and events, the Company's costs, risks inherent in international operations, the success of new products, integration of acquisitions, and environmental, regulatory and intellectual property matters, and with respect to the First Brands' transaction, risks related to the conditions necessary to consummate the Merger and subsequent successful management of the acquired businesses.

The acquisition of First Brands can be expected to present challenges to management, including the integration of the operations, technologies and personnel of the companies, and special risks, including unanticipated liabilities and contingencies, and diversion of management attention.

PART II - OTHER INFORMATION
Item 6.  Other Exhibits



Exhibit (10) (viii)     Supplemental Executive Retirement
Plan restated July 17, 1991, and further amended in May 1994 and January 1996, follows page 14 of this Form 10-Q.

Exhibit (10) (xii)     Non-Qualified Deferred Compensation
Plan, as amended and restated in March 1997,  follows thereafter.

S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CLOROX COMPANY
                                   (Registrant)




DATE:  November 10, 1998           BY /s/ HENRY J. SALVO, JR.
     -------------------              ---------------------------
                                        Henry J. Salvo, Jr.
                                        Vice-President - Controller
15