Form 10-Q
period 1998-12-31
CLOROX CO /DE/
filed 1999-02-12
CIK 21076

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
                         -------

                   THE CLOROX COMPANY
---------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     Delaware                                         31-0595760
---------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
of  incorporation or organization)               Identification number)

   1221 Broadway - Oakland, California                94612 - 1888
---------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, (including area code) (510) 271-7000
                                                     --------------

(Former name, former address and former fiscal year, if changed since last report)
---------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes         X           No
                ------------            ---------------

As of December 31, 1998 there were 103,723,864 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

---------------------------------------------------------------------




               Total  pages  24                                     1

                    THE CLOROX COMPANY




PART 1.      Financial Information                     Page No.
             ---------------------                     ---------

  Item 1.    Financial Statements

             Condensed Statements of Consolidated
             Earnings
               Three and Six Months Ended
               December 31, 1998 and 1997                   3


             Condensed Consolidated Balance Sheets
               December 31, 1998 and June 30, 1998          4


             Condensed Statements of Consolidated
             Cash Flows
              Six Months Ended December 31, 1998
              and 1997                                      5


             Notes to Condensed Consolidated
             Financial Statements                          6-16


  Item 2.    Management's Discussion and Analysis
             of Results of Operations and
              Financial Condition                          17-22


  Item 5.    Other information                             23-24


                                        PART I - FINANCIAL INFORMATION
                                         Item 1. Financial Statements
                                       The Clorox Company and Subsidiaries
                                     Condensed Statements of Consolidated Earnings
                                     ---------------------------------------------
                                        (In thousands, except per-share amounts)

                                      Three Months Ended                                Six Months Ended
                               ------------------------------------           -----------------------------------
                                 12/31/98                12/31/97               12/31/98                12/31/97
                               ----------              ------------           ----------              -----------
Net Sales                      $  648,172              $   591,795            $1,334,055              $ 1,241,079
                               ----------              ------------           ----------              -----------

Costs and Expenses
  Cost of products sold           283,927                  258,189               572,478                  537,883

  Selling, delivery and
  administration                  148,262                  139,789               290,880                  270,188

  Advertising                      90,585                   83,408               182,177                  174,952

  Research and development         13,952                   13,007                26,901                   24,613

  Interest expense                 16,667                   16,525                35,463                   32,019

  Other (income) expense, net       3,529                     (242)                  379                   (1,601)
                               ----------              ------------           ----------              ------------

    Total costs and expenses      556,922                  510,676             1,108,278                1,038,054
                               ----------              -----------            ----------              ------------



Earnings before Income Taxes       91,250                   81,119               225,777                  203,025

Income Taxes                       33,304                   31,636                82,409                   79,179
                               ----------              ------------           ----------              -----------

Net Earnings                   $   57,946              $    49,483            $  143,368              $   123,846
                               ==========              ===========            ==========              ============


Earnings per Common Share
     Basic                     $     0.56              $      0.48            $     1.38              $      1.20
     Diluted                         0.55                     0.47                  1.36                     1.17


Weighted Average Shares
Outstanding
     Basic                        103,628                  103,393               103,616                  103,305
     Diluted                      105,735                  105,429               105,732                  105,427


Dividends per Share            $     0.36               $     0.32             $    0.72              $      0.64


See Notes to Condensed Consolidated Financial Statements.



                            PART I - FINANCIAL INFORMATION (Continued)
                                Item 1. Financial Statements
                             The Clorox Company and Subsidiaries
                              Condensed Consolidated Balance Sheets
                              -------------------------------------
                                       (In thousands)


                                                                  12/31/98                6/30/98
                                                                ------------            -----------
ASSETS
     Current Assets
          Cash and short-term investments                       $   102,242             $    89,681
          Accounts receivable, less allowance                       365,468                 411,868
          Inventories                                               228,742                 211,913
          Prepaid expenses and other                                 45,035                  45,354
          Deferred income taxes                                      18,753                  23,242
                                                                ------------            -----------
               Total current assets                                 760,240                 782,058

     Property, Plant and Equipment - Net                            604,025                 596,293

     Brands, Trademarks, Patents and Other Intangibles            1,254,862               1,240,532

     Investments in Affiliates                                       84,247                  84,449

     Other Assets                                                   343,051                 310,018
                                                                ------------            -----------

     Total                                                      $ 3,046,425             $ 3,013,350
                                                                ============            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
          Accounts payable                                      $   116,528             $   154,348
          Accrued liabilities                                       183,908                 268,583
          Short-term debt                                           659,256                 768,616
          Income taxes payable                                       38,855                  15,370
          Current maturities of long-term debt                        1,392                   1,517
                                                                ------------            -----------
              Total current liabilities                             999,939               1,208,434


     Long-term Debt                                                 508,454                 316,260

     Other Obligations                                              220,055                 203,000

     Deferred Income Taxes                                          178,784                 200,421

     Stockholders' Equity
          Common stock                                               110,844                110,844
          Additional paid-in capital                                  95,613                 84,124
          Retained earnings                                        1,455,702              1,382,943
          Treasury shares, at cost                                  (410,845)              (391,864)
          Accumulated other comprehensive income (loss)             (101,083)               (89,861)
          Other                                                      (11,038)               (10,951)
                                                                ------------            -----------
               Stockholders' Equity                                1,139,193              1,085,235
                                                                ------------            -----------


     Total                                                      $  3,046,425            $ 3,013,350
                                                                ============            ============


See Notes to Condensed Consolidated Financial Statements.
4









                              PART I - FINANCIAL INFORMATION (Continued)
                                    Item 1.  Financial Statements
                                  The Clorox Company and Subsidiaries
                            Condensed Statements of Consolidated Cash Flows
                             -------------------------------------------------
                                            (In thousands)
                                                                                 Six Months Ended
                                                                     --------------------------------------
                                                                        12/31/98                12/31/97
                                                                     --------------          --------------
Operations:
     Net earnings                                                    $   143,368             $   123,846
     Adjustments to reconcile to net cash
     provided by operating activities:
          Depreciation and amortization                                   70,838                  65,005
          Deferred income taxes                                            3,528                   2,855
          Other                                                           (6,884)                 (2,669)
          Effects of changes in:
               Accounts  receivable                                       49,554                  15,750
               Inventories                                               (14,628)                (48,726)
               Prepaid expenses                                              319                   4,597
               Accounts payable                                          (39,343)                (26,909)
               Accrued liabilities                                       (79,011)                (84,816)
               Income taxes payable                                       23,368                   1,221
                                                                     --------------          --------------

               Net cash provided by operations                           151,109                  50,154

Investing Activities:
     Property, plant and equipment                                       (47,244)                (39,681)
     Disposal of property, plant and equipment                             4,057                   1,686
     Businesses purchased                                                (57,473)                (80,120)
     Other                                                               (39,437)                (48,468)
                                                                     --------------          --------------
               Net cash used for investment                             (140,097)               (166,583)
                                                                     --------------          --------------

Financing Activities:
     Short-term debt borrowings                                             -                     13,407
     Short-term debt repayments                                         (387,540)               (161,719)
     Long-term debt and other obligations borrowings                     201,235                 193,736
     Long-term debt and other obligations  repayments                     (6,461)                (61,525)
     Commercial paper, net                                               277,480                 186,451
     Cash dividends                                                      (74,574)                (65,999)
     Treasury stock purchased                                            (32,455)                (33,815)
     Issuance of common stock under employee stock plans and other        23,864                  (4,255)
                                                                     --------------          --------------

               Net cash provided by financing                              1,549                  66,281
                                                                     --------------          --------------

Net Increase (Decrease) in Cash and Short-Term Investments                12,561                 (50,148)
Cash and Short-Term Investments:
     Beginning of period                                                  89,681                 101,046
                                                                     --------------          --------------

     End of period                                                   $   102,242             $    50,898
                                                                     ==============          ==============
See Notes to Condensed Financial Statements.



Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
------------------------------------------------------


(1) The condensed consolidated financial information for the three and six months ended December 31, 1998 and 1997 has not been audited but, in the opinion of management, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows of The Clorox Company and its subsidiaries (the "Company"). The results of the three and six months ended December 31, 1998 and 1997 should not be considered as necessarily indicative of the results for the respective year.


(2) Inventories at December 31, 1998 and at June 30, 1998 consisted of (in thousands):

                                         12/31/98    6/30/98
                                        ---------    -------
     Finished goods and work in process  $150,591   $130,185
     Raw materials and supplies            78,151     81,728
                                        ---------    -------
          Total                          $228,742    $211,913
                                        =========    ========



(3) Businesses purchased for the six months ended December 31, 1998 and December 31, 1997 totalling $57,473,000 and $ 80,120,000, respectively, were funded using a combination of cash and debt and were accounted for as purchases. These acquisitions in 1998 included a bleach and cleaners business in Venezuela, an insecticide business in Korea, a cleaning brand business in Australia and an increase in ownership in Tecnoclor, S.A. in Colombia.


(4) In July 1998, the Company refinanced $150,000,000 of commercial paper by entering into a Deutsche Mark denominated financing arrangement with private investors. In October 1998, the private investors exercised an option to finance an additional $50,000,000 under the same terms of this financing arrangement. The Company entered into a series of swaps with notional amounts totaling $200,000,000 to eliminate foreign currency exposure risk generated by this Deutsche Mark denominated obligation. The swaps effectively convert the Company's 2.876% fixed Deutsche Mark obligation to a floating U.S. dollar rate of 90 day LIBOR less 278 basis points or an effective rate of approximately 3%.

In December 1998, the Company redeemed preference shares totalling $387,540,000 which was classified as short-term debt.
This financing was replaced with commercial paper borrowings at a rate of approximately 5.2%.


6


PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------


(5) SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of all earnings statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The weighted average number of shares outstanding (denominator) used to calculate basic EPS is reconciled to those used in calculating diluted EPS as follows (in thousands):




                                      Weighted Average Number of Shares Outstanding
                                ---------------------------------------------------------------
                                  Three Months Ended                     Six Months Ended
                                -----------------------                 -----------------------
                                12/31/98      12/31/97                  12/31/98       12/31/97
                                --------      ---------                 --------       --------


Basic                           103,628       103,393                   103,616         103,305

Stock options                     2,068         1,987                     2,075           2,073

Other                                39            49                        41              49
                                --------      ---------                 --------       --------

Diluted                         105,735       105,429                   105,732         105,427
                                ========      =========                 ========       =========



(6) Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income. Comprehensive income for the Company includes net income and foreign currency translation adjustments that are excluded from net income but included as a component of total stockholders' equity. Comprehensive income for the three and six months ended December 31, 1998 and 1997 is as follows (in thousands):


                                Three Months Ended                          Six Months Ended
                         --------------------------------            ------------------------------
                         12/31/98               12/31/97             12/31/98             12/31/97
                         --------               ---------            --------             ---------
Net Earnings             $ 57,946               $ 49,483             $143,368             $123,846

Other comprehensive
income (loss):
  Foreign currency
  translation
  adjustments               5,793                (22,967)             (11,222)             (27,867)
                         --------               ---------            --------             ---------

Comprehensive Income     $ 63,739               $ 26,516             $132,146            $  95,979
                         =========              =========            ========            ==========




(7) Certain reclassifications of prior periods' amounts have been made to accounts receivable, accrued liabilities, interest expense and other (income) expense to conform with the current period presentation.

7

PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------

(8)  Subsequent Event - Completion of First Brands Corporation Merger

     On January 29, 1999, the Company completed the First Brands Corporation ("First Brands") merger when the Company's wholly owned subsidiary, Pennant, Inc. ("Pennant"), merged into First Brands. As a result of the merger ("Merger"), First Brands became a wholly owned subsidiary of the Company and continues to operate its business as the Company's subsidiary. First Brands develops, manufactures, markets and sells consumer products under the Glad, Scoop Away, and STP brands, among others. The Merger is structured to be treated as a pooling of interests for accounting purposes.

Pursuant to the Agreement and Plan of Reorganization and Merger dated as of October 18, 1998 among the Company, First Brands, and Pennant ("Merger Agreement"), First Brands' stockholders received in the Merger the right to receive .349 of a share of the Company's common stock in exchange for each share of First Brands' common stock, with cash paid in lieu of fractional shares. Pursuant to the Merger, approximately 40,320,500 shares of First Brands' common stock were converted into approximately
14,071,850 shares of the Company's common stock.   In addition,
options to acquire 1,755,010 shares of First Brands' common stock were converted to 612,484 options to acquire shares of the
Company's common stock.   As a result of the Merger, Clorox also
assumed approximately $440 million of First Brands' debt. See also the discussion in "Management's Discussion and Analysis" under "Subsequent Event - Completion of First Brands Corporation Acquisition."


(9)  Pro forma financial information

     The following unaudited pro forma combined condensed consolidated financial statements have been prepared to give effect to the Merger, using the pooling of interests method of accounting.

No adjustments to the unaudited pro forma combined condensed consolidated financial information have been made to conform the accounting policies of the combined company, as the nature and amounts of such adjustments are deemed insignificant. Certain reclassifications have been made to conform First Brands' balance sheet and income and expense to the Company's classifications as of December 31, 1998. The share information used in the unaudited pro forma information assumes the actual exchange ratio of .349.

The unaudited pro forma combined condensed consolidated balance sheet as of December 31, 1998 gives effect to the Merger as if it had occurred on December 31, 1998, and combines the unaudited consolidated balance sheet of the Company and the unaudited consolidated balance sheet of First Brands as of December 31, 1998. The unaudited pro forma combined condensed consolidated statements of earnings for all periods presented give effect to the Merger as if it had occurred at the beginning of the periods presented. For purposes of the unaudited pro forma combined condensed consolidated statements of earnings, First Brands' consolidated statements of earnings for the three and six months ended
December 31, 1997 and 1998 have been combined with the Company's consolidated statements of earnings for the three and six months ended December 31, 1997 and 1998, respectively.


8

PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------

The Company and First Brands estimate they will incur combined aggregate direct transaction costs of approximately $15.5 million associated with the Merger, consisting of transaction fees for investment bankers, attorneys, accountants and other related costs. These nonrecurring transaction costs will be charged to operations upon consummation of the Merger. It is expected that following the Merger, the Company will incur additional nonrecurring costs currently estimated to be approximately $125 million, including non-cash charges currently estimated at $30 million. No estimate for these charges has been reflected in the pro forma combined condensed consolidated balance sheet or pro forma combined condensed statements of earnings. There can be no assurance that the Company will not incur additional charges in excess of $140.5 million to reflect transaction costs and costs associated with the Merger or that management will be successful in its efforts to integrate the operations of the two companies.

The unaudited pro forma combined condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the Merger occurred at the beginning of the periods presented (or as of December 31, 1998), nor is it necessarily indicative of the financial position or results of operations of the Company in the future. Such unaudited pro forma combined condensed consolidated financial statements are based upon the respective historical consolidated financial statements and notes thereto of the Company and First Brands and do not incorporate, nor do they assume, any benefits from cost savings or synergies that the Company may realize after the Merger.



                             PART I - FINANCIAL INFORMATION (Continued)
                                 Item 1.  Financial Statements
                                The Clorox Company and Subsidiaries
                        Notes to Condensed Consolidated Financial Statements
                        ----------------------------------------------------

           Unaudited Pro Forma Combined Condensed Consolidated Balance Sheet (a), (b)
                                      (In thousands)


                                                                        December 31, 1998
                                                 ----------------------------------------------------------------------
                                                                                         Pro Forma
                                                                                       Adjusments and       Pro Forma
                                                    Clorox       First Brands          Reclassifications     Combined
                                                 -------------  ----------------     --------------------  ------------
ASSETS
      Current Assets
            Cash and short-term investments      $    102,242   $      22,472        $                     $    124,714
            Accounts and notes receivable, net        365,468         106,322              (25,799)(ii)         445,991
            Inventories                               228,742         151,912                                   380,654
            Prepaid expenses and other                 45,035           4,417                                    49,452
            Deferred income taxes                      18,753          12,591                                    31,344
                                                 -------------  ----------------     --------------------  ------------

                  Total current assets                760,240         297,714              (25,799)           1,032,155
                                                 -------------  ----------------     --------------------  ------------

      Property, Plant and Equipment - Net             604,025         420,269                                 1,024,294

      Brands, Trademarks, Patents and Other
      Intangibles                                   1,254,862         333,961                                 1,588,823

      Investments in Affiliates                        84,247            -                   5,853 (ii)          90,100

      Other Assets                                    343,051          48,899               (5,853)(ii)         386,097
                                                 -------------  ----------------     --------------------  ------------

      Total                                      $  3,046,425   $   1,100,843        $     (25,799)        $  4,121,469
                                                 ============== =================     ===================  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities
            Accounts payable                     $    116,528   $      43,127         $                    $    159,655
            Accrued liabilities                       183,908          71,919              (25,799)(ii)         230,028
          Accrued merger costs                           -               -                  15,500 (i)           15,500
            Short-term debt and notes payable         659,256           4,665                                   663,921
            Income taxes payable                       38,855          18,417                                    57,272
            Current maturities of long-term debt        1,392           3,280                                     4,672
                                                 -------------  ----------------     --------------------  ------------
                  Total current liabilities           999,939         141,408              (10,299)           1,131,048

      Long-term Debt                                  508,454         429,414                                   937,868

      Other Obligations                               220,055          28,248                                   248,303

      Deferred Income Taxes                           178,784          79,389                                   258,173

      Stockholders' Equity
            Common stock and additional
            paid in capital                           206,457         152,929                                   359,386
            Retained earnings                       1,455,702         424,720             (15,500)(i)         1,864,922
            Treasury shares, at cost                 (410,845)       (125,872)                                 (536,717)
            Accumulated other comprehensive income   (101,083)        (29,393)                                 (130,476)
            Other                                     (11,038)           -                                      (11,038)
                                                 -------------  ----------------     --------------------  ------------
                  Stockholders' Equity              1,139,193         422,384             (15,500)            1,546,077
                                                 -------------  ----------------     --------------------  ------------

      Total                                      $  3,046,425   $      1,100,843     $    (25,799)         $  4,121,469
                                                 =============  =================    ====================  =============
See notes to unaudited pro forma combined condensed consolidated financial statements.
10





                         PART I - FINANCIAL INFORMATION (Continued)
                           Item 1.  Financial Statements
                          The Clorox Company and Subsidiaries
                   Notes to Condensed Consolidated Financial Statements
                   ----------------------------------------------------

    Unaudited Pro Forma Combined Condensed Consolidated Statements of Earnings (a), (c), (d)
                           (In thousands, except per share amounts)

                                                    Three Months Ended             Six Months Ended
                                                      December 31                    December 31
                                                   1998            1997           1998          1997
                                                ---------       ---------      ----------     ---------

Net Sales                                       $ 946,961       $ 887,768      $1,911,631    $1,801,573

Costs and Expenses
      Cost of products sold                       458,570         435,147         916,716       880,145
      Selling, delivery and administration        201,213         188,560         392,568       363,754
      Advertising                                 122,322         115,660         236,775       228,534
      Research and development                     15,281          14,499          29,646        27,410
      Restructuring                                  -              2,700            -            2,700
      Interest expense                             25,184          25,517          52,666        49,272
      Other (income) expense, net                   6,790           2,712           7,562         4,914
                                                ---------       ---------      ----------     ---------

            Total costs and expenses              829,360        784,795        1,635,933     1,556,729
                                                ---------       ---------      ----------     ---------

      Earnings before Income Taxes and
             cumulative effect of change in
             accounting principle                 117,601        102,973          275,698       244,844

Income Taxes                                       43,523         40,183          101,878        95,518
                                                ---------       ---------      ----------     ---------


      Earnings before cumulative effect of
            change in accounting principle      $  74,078       $ 62,790       $  173,820     $ 149,326
                                                =========       =========      ==========     =========



Earnings per Common Share
      before cumulative effect of change
      in accounting principle
      Basic                                     $    0.63       $  0.54        $     1.48     $    1.27
      Diluted                                        0.62          0.52              1.45          1.25

Weighted Average Shares Outstanding
      Basic                                       117,294       117,247           117,261       117,202
      Diluted                                     119,799       119,614           119,674       119,632




See notes to unaudited pro forma combined condensed consolidated financial statements.

11




PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------


(a)  Pro forma basis of presentation

     The unaudited condensed statements of earnings for the three and six months ended December 31, 1997 and 1998 reflect the combination of the statements of earnings of the Company and First Brands for those periods. No adjustments have been made in these pro forma combined condensed consolidated financial statements to conform the accounting policies of the combined company, as the nature and amounts of such adjustments are deemed insignificant.

     The unaudited pro forma combined condensed consolidated financial statements reflect the issuance of 13,858,522 shares of the Company's Common Stock in exchange for an aggregate of 39,709,232 shares of First Brands' Common Stock outstanding as of December 31, 1998 in connection with the Merger, based on the actual Exchange Ratio of .349 (which uses an average closing price for the Company's Common Stock of $111.86 per share) as set forth in the following table:

Shares of First Brands' Common Stock outstanding
 as of December 31, 1998                              39,709,232
Exchange Ratio                                              .349
                                                  --------------
Number of shares of the Company's Common
Stock exchanged for
     First Brands Common Stock                        13,858,522

Number of shares of the Company's Common
Stock outstanding at
      December 31, 1998                              103,723,864
                                                  --------------

Number of shares of the Company's Common
Stock outstanding at December 31, 1998
after giving effect to the Merger                     117,582,386
                                                  ===============

(b)  Unaudited pro forma combined condensed consolidated balance sheet

     (i) The Company and First Brands estimate they will incur combined aggregate direct transaction costs of approximately $15.5 million associated with the Merger, consisting of transaction fees for investment bankers, attorneys, accountants and other related costs. These non-recurring transaction costs will be charged to operations upon consummation of the Merger. These charges have been reflected in the unaudited pro forma combined condensed consolidated balance sheet but have not been included in the unaudited pro forma combined condensed consolidated statement of earnings.

       (ii)   Represents certain reclassifications to conform
First Brands' balance sheet classifications to the Company's balance sheet classifications at December 31, 1998.

12

PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------


     (iii) It is expected that, following the Merger, the Company will incur additional nonrecurring costs currently estimated to be approximately $125,000,000, including non-cash charges estimated at $30,000,000, in connection with the Merger. No estimate for these charges has been reflected in the pro forma combined condensed consolidated balance sheet or combined condensed consolidated statements of earnings. There can be no assurance that the Company will not incur additional charges in excess of $125,000,000 to reflect additional nonrecurring costs associated with the Merger, or that management will be successful in its efforts to integrate the operations of the two companies.


(c) Unaudited pro forma combined condensed consolidated statement of earnings

     The following are certain classifications of historical results of operations of the Company and First Brands and their pro forma combined amounts included in the unaudited pro forma combined condensed consolidated statements of earnings. Certain reclassifications were made to the historical results of First Brands to conform to the Company's classifications. These pro forma amounts reflect the Merger as if it were effected for all periods presented on the following two pages.



                             PART I - FINANCIAL INFORMATION (Continued)
                                  Item 1.  Financial Statements
                               The Clorox Company and Subsidiaries
                         Notes to Condensed Consolidated Financial Statements
                         ----------------------------------------------------
                Unaudited Pro Forma Combined Condensed Consolidated Statements of Earnings
                                       (In thousands)


                              Three Months Ending December 31, 1998         Six Months Ending December 31, 1998
                         ---------------------------------------------   -----------------------------------------

                                              Pro Forma                                       Pro Forma
                                                Reclass-  Pro Forma                              Reclass-  Pro Forma
                         Clorox  First Brands  ifications  Combined    Clorox    First Brands  ifications  Combined
                      --------- ------------- ----------- ----------  ---------- ------------- ----------- ----------
Net Sales             $ 648,172 $  314,386    $  (15,597) $ 946,961   $1,334,055 $   605,895   $ (28,319)  $1,911,631

Costs and Expenses
  Cost of products
  sold                  283,927    196,158       (21,515)   458,570      572,478     385,017     (40,779)     916,716
  Selling, delivery
  and administration    148,262     79,319       (26,368)   201,213      290,880     145,039     (43,351)     392,568
  Depreciation and
  amortization             -         3,798        (3,798)      -            -          7,802      (7,802)        -
  Advertising            90,585       -           31,737    122,322      182,177        -         54,598      236,775
  Research and
  development            13,952       -            1,329     15,281       26,901        -          2,745       29,646
  Restructuring            -          -             -          -            -           -           -            -
  Interest expense       16,667      7,140         1,377     25,184       35,463      14,339       2,864       52,666
  Discount on sale
  of receivables           -         1,377        (1,377)      -            -          2,864      (2,864)        -
  Other (income)
  expense, net            3,529        243         3,018      6,790          379         913       6,270        7,562
                      --------- ------------- ----------- ----------  ---------- ------------- ----------- ----------
   Total costs and
    expenses            556,922    288,035       (15,597)   829,360    1,108,278     555,974     (28,319)   1,635,933
                      --------- ------------- ----------- ----------  ---------- ------------- ----------- ----------

Earnings before
income taxes and
cumulative effect
of change in
accounting principle     91,250     26,351          -       117,601     225,777        49,921       -         275,698

Income Taxes             33,304     10,219          -        43,523      82,409        19,469       -         101,878
                      --------- ------------- ----------- ----------  ---------- ------------- ----------- ----------

Earnings before
cumulative effect
of change in
accounting principle $   57,946 $   16,132    $     -     $  74,078   $ 143,368  $     30,452  $    -      $  173,820
                      ========= ============= =========== ==========  ========== ============== ========== ==========



                             PART I - FINANCIAL INFORMATION (Continued)
                                  Item 1.  Financial Statements
                               The Clorox Company and Subsidiaries
                         Notes to Condensed Consolidated Financial Statements
                         ----------------------------------------------------
                Unaudited Pro Forma Combined Condensed Consolidated Statements of Earnings
                                       (In thousands)


                              Three Months Ending December 31, 1997         Six Months Ending December 31, 1997
                         ---------------------------------------------   -----------------------------------------

                                              Pro Forma                                       Pro Forma
                                                Reclass-  Pro Forma                              Reclass-  Pro Forma
                         Clorox  First Brands  ifications  Combined    Clorox    First Brands  ifications  Combined
                      --------- ------------- ----------- ----------  ---------- ------------- ----------- ----------

Net Sales             $ 591,795 $  309,282    $ (13,309)  $  887,768  $1,241,079 $  578,762    $  (18,268) $ 1,801,573

Costs and Expenses
  Cost of products
  sold                 258,189     196,994      (20,036)     435,147     537,883    380,189       (37,927)     880,145
  Selling, delivery
  and administration   139,789      75,406      (26,635)     188,560     270,188    129,317       (35,751)     363,754
  Depreciation and
  amortization            -          3,595       (3,595)        -           -         7,455        (7,455)        -
  Advertising           83,408        -          32,252      115,660     174,952       -           53,582      228,534
  Research and
  development           13,007        -           1,492       14,499      24,613       -            2,797       27,410
  Restructuring           -          2,700         -           2,700        -         2,700          -           2,700
  Interest expense      16,525       7,843        1,149       25,517      32,019     14,957         2,296       49,272
  Discount on sale of
  receivables             -          1,149       (1,149)        -           -         2,296        (2,296)        -
  Other (income)
  expense, net            (242)       (259)       3,213        2,712      (1,601)        29         6,486       4,914
                      --------- ------------- ----------- ----------  ---------- ------------- ----------- ----------
    Total costs
    and expenses       510,676     287,428      (13,309)     784,795   1,038,054    536,943       (18,268)  1,556,729
                      --------- ------------- ----------- ----------  ---------- ------------- ----------- ----------

Earnings before income
taxes and
cumulative effect of
change in accounting
principle               81,119      21,854         -         102,973     203,025     41,819          -        244,844

Income Taxes            31,636       8,547         -          40,183      79,179     16,339          -         95,518
                      --------- ------------- ----------- ----------  ---------- ------------- ----------- ----------

Earnings before
cumulative effect of
change in accounting
principle             $ 49,483  $   13,307    $    -      $   62,790  $  123,846 $   25,480    $     -     $  149,326
                      ========= ============= =========== ==========  ========== ============== ========== ==========



Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------

(d)  Unaudited pro forma earnings per share

     The following table reconciles the number of shares used in the pro forma earnings per share computations to the number of s hares set forth in the Company's and First Brands' historical statements of earnings (in thousands).


                                      Three Months Ended             Six Months Ended
                                         December 31                   December 31
                                     1998            1997           1998            1997
                                   ---------      ----------     ---------        ----------

Shares used in calculations:
Historical basic shares - Clorox   103,628        103,393         103,616         103,305
                                   ---------      ----------     ---------        ----------
Historical basic shares -
 First Brands                       39,157         39,696         39,098           39,819
Conversion ratio                      .349           .349           .349             .349
                                   ---------      ----------     ---------        ----------
                                    13,666         13,854         13,645           13,897
                                   ---------      ----------     ---------        ----------
Pro forma combined basic shares    117,294        117,247        117,261          117,202
                                   =========      ==========     =========        ==========
Historical diluted shares - Clorox 105,735        105,429        105,732          105,427
                                   ---------      ----------     ---------        ----------
Historical diluted shares -
First Brands                        40,299         40,644         39,948           40,703
Conversion ratio                      .349           .349           .349             .349
                                   ---------      ----------     ---------        ----------
                                    14,064         14,185         13,942           14,205
                                   ---------      ----------     ---------        ----------
Pro forma combined
diluted shares                     119,799        119,614        119,674          119,632
                                   =========      ==========     =========        ==========

PART I - FINANCIAL INFORMATION (Continued)
Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------

Results of Operations
---------------------

Comparison of the Three Months Ended December 31, 1998
-------------------------------------------------------
with the Three Months Ended December  31, 1997
------------------------------------------------

Diluted earnings per share increased 17% to $0.55 from $0.47 a year ago and net earnings grew 17% to $57,946,000 from $49,483,000 a year ago.

Net sales increased 10% to $648,172,000 primarily due to a 13% volume increase. Increased trade spending in Latin America depressed sales growth relative to volume growth. Volume growth was due to both increases in existing brands and the introduction of new products. Domestic products such as Formula 409 cleaners, Clorox toilet bowl cleanser, Clorox 2 color-safe bleach, Hidden Valley bottled dressings, and cat litter products contributed to this quarterly growth. Introduction of new products such as Rain Clean Pine-Sol dilutable cleaner, Lemon Fresh Pine-Sol cleaner and antibacterial spray, and Tilex Fresh Shower daily shower cleaner also fueled this volume growth. Clorox liquid bleach volume was favorably impacted by a second quarter price increase in the prior year which resulted in lower shipments in the prior year second quarter. Volume performance of charcoal products benefited from the late season warm weather extending the barbecue season. International shipments increased primarily due to acquisition activity partially offset by lower volumes experienced by the Company's Asian businesses due to economic instability. Declines in the Company's Asian operations have not materially impacted the Company.

Gross margin as a percent of sales remained relatively flat in comparison with the prior year.

Selling, delivery, and administration expenses increased approximately 6% from a year ago primarily due to continued growth and expenditures related to investment in international infrastructure, partially offset by a reduction in corporate administration costs primarily due to reduced use of outside contractors related to the Company's Year 2000 effort. Increased advertising spending is driven by increased domestic volume activity and the introduction of new products, partially offset by lower international spending.

Other expense includes costs associated with the redemption of redeemable subsidiary preference shares, classifed as short-term debt, in December 1998, and the effect of translation on certain international operations.

Income tax expense as a percent of pretax earnings declined to 36.5% from 39% principally due to international investment activities and international operations.

PART I - FINANCIAL INFORMATION (Continued)
Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------

Results of Operations
---------------------

Comparison of the Six Months Ended December 31, 1998
----------------------------------------------------
with the Six Months Ended December 31, 1997
-------------------------------------------

Diluted earnings per share increased 16% to $1.36 from $1.17 a year ago and net earnings grew 16% to $143,368,000 from $123,846,000 a year ago.

Net sales increased 7% to $1,334,055,000 primarily due to a 9% volume increase. The volume growth is attributable primarily to strong performance from the Company's domestic products, new product launches, and increased international shipments due to acquisitions. These increases are partially offset by weakened volume performance experienced by the Company's Asian businesses and volume decreases in the Company's insecticide business.

Gross margin as a percent of sales improved 43 basis points from the preceding year primarily from on-going cost savings initiatives programs and lower raw material costs.

Selling, delivery, and administration expenses increased approximately 8% from a year ago primarily due to continued growth and expenditures related to investment in international infrastructure. Increased advertising spending is driven by increased domestic volume and introduction of new products partially offset by lower international spending.

Interest expense increased approximately $3,444,000 from the prior year primarily due to the issuance of new debt to fund business growth and international acquisitions.

Other expense includes costs associated with the redemption of redeemable subsidiary preference shares in December 1998, classifed as short-term debt in December 1998, and the effect of translation on certain international operations.

Income tax expense as a percent of pretax earnings declined to 36.5% from 39% principally due to international investment activities and international operations.

PART I - FINANCIAL INFORMATION (Continued)
Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition
------------------------------------------------

Liquidity and Capital Resources
---------------------------------

The Company's financial position and liquidity remain strong due to cash provided by operations during the quarter. Normal seasonal variations experienced by the Company's seasonal businesses and higher shipment volumes recorded in the prior year fourth quarter by the Company's domestic household products business were the primary drivers causing reductions in receivables, payables, and accrued liabilities and the increase in inventories.

International acquisitions since June 30, 1998 totalled $57,473,000 and were funded using a combination of cash and debt. These acquisitions included a bleach and cleaners business in Venezuela, an insecticide business in Korea, a cleaning brand business in Australia, and an increase in ownership in Tecnoclor, S.A. in Colombia.

In September 1996, the Board of Directors authorized a share repurchase program to offset the dilutive effect of employee stock option exercises. During the six month period ended December 31, 1998, 400,000 shares were acquired at a cost of $32,455,000. The Company has discontinued this share repurchase program in connection with the First Brands Corporation acquisition described below. As a result, the issuance of shares pursuant to the Company's stock incentive plans may have a dilutive effect.

The Company has approved the use of interest rate derivative instruments such as interest rate swaps in order to manage the impact of interest rate movements on interest expense. These instruments have the effect of converting fixed rate interest to floating, or floating to fixed. The conditions under which derivatives can be used are set forth in a Company Policy Statement that includes a specific prohibition on the use of any leveraged derivatives. In July 1998, the Company refinanced $150,000,000 of commercial paper by entering into a Deutsche Mark denominated financing arrangement with private investors. The private investors exercised an option to finance an additional $50,000,000 under the same terms of this financing arrangement in October 1998. The Company entered into a series of swaps with notional amounts totalling $200,000,000 to eliminate foreign currency exposure risk generated by this Deutsche Mark denominated obligation. The swaps effectively convert the Company's 2.876% fixed Deutsche Mark obligation to a floating U.S. dollar rate of 90 day LIBOR less 278 basis points or an effective rate of approximately 3%.

In December 1998, the Company redeemed preference shares totalling $387,540,000 which was classifed as short-term debt.
This financing was replaced with commercial paper borrowings at a rate of approximately 5.2%.

As of December 31, 1998, the Company has increased its available lines of credit from $550 million to $750 million. Management believes the Company has adequate access to additional capital from other public and private sources should the need arise.



PART I - FINANCIAL INFORMATION (Continued)
Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------

Year 2000 Compliance
--------------------

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

In 1997, the Company established a corporate-wide program to address Y2K issues. This effort is comprehensive and encompasses software, hardware, electronic data interchange, networks, personal computers, manufacturing and other facilities, embedded chips, century certification, supplier and customer readiness, contingency planning, and domestic and international operations.

In the United States and Canada, the Company is currently on schedule and is over 70% complete as of December 31, 1998, excluding plant floor efforts. The Company has replaced or upgraded most of its critical business applications and systems and has completed approximately 20% of its century testing for these systems. The target date to repair or replace the remaining critical business information systems
is March 31, 1999.   In international operations other than
Canada, the Company is currently in the remediation phase for its critical business systems and is approximately 75% complete. The target date to repair or replace the remaining international systems is June 30, 1999.

The Company has completed the assessment of its plant floor systems and equipment, and has finalized its remediation plans for its domestic and Canadian plant facilities. The Company expects to complete its plant floor assessment and remediation plans for its international operations by April 30, 1999. The target date to complete all domestic and international manufacturing plant floor and facilities efforts is September 30, 1999. The Company has prioritized its third-party relationships as critical, severe or sustainable, has completed the assessment phase for third parties (except for assessment of its key customers which is scheduled to be complete in March 1999, and certain international suppliers which is expected to be complete by June 30, 1999), has requested a Y2K contract warranty in many new key contracts and is developing contingency plans for critical third parties, including key customers, suppliers and other service providers.

If necessary modifications and conversions by the Company are not made on a timely basis, or if key third parties are not Y2K compliant, Y2K problems could have a material adverse effect on the Company's operations. The Company's most reasonably likely worst case scenario is a regional utility failure that would interrupt manufacturing operations and distribution centers in the affected region.
To mitigate this risk, and to address the possible uncertainty of whether the Company will be able to solve all potential Y2K issues, the Company has begun contingency planning for its critical operations, including key third-party relationships, and will require written contingency plans for these areas. The Company has completed approximately twenty percent (20%) of its contingency planning efforts and expects to complete all of its contingency planning by September 30, 1999.


PART I - FINANCIAL INFORMATION (Continued)
Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------

Y2K costs are expensed as incurred and funded through operating cash flows. Through December 31, 1998, the Company has expensed incremental remediation costs of $18.8 million with remaining incremental remediation costs estimated at $12 million. In addition, through December 31, 1998, the Company has expensed accelerated strategic upgrade costs of $12.3 million with anticipated remaining accelerated strategic upgrade costs of $4 million. The Company spent approximately 17% of its 1998 fiscal year information technology budget, and expects to spend approximately 16% of its 1999 fiscal year information technology budget, on Y2K remediation issues. As of December 31, 1998, the Company has spent approximately 40% of its 1999 fiscal year Y2K program budget. The Company has not deferred any critical information technology projects because of its Year 2000 program efforts, which are primarily being addressed through a dedicated team within the Company's information technology group. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment, and the Y2K readiness of the Company's business partners, among other factors.

On January 29, 1999, the Company completed the First Brands Merger when the Company's wholly owned subsidiary, Pennant, merged into First Brands. The Company has not yet completed the assessment of the Merger's impact on its Y2K costs and the Company's summary above does not include the impact of
the First Brands Merger.   The Company expects that its
overall Y2K costs will increase, however, based on a preliminary Y2K assessment of First Brands' business systems, plant floors, and facilities. Y2K efforts of both the Company and First Brands are being combined and the Company will extend its comprehensive Y2K program to First Brands' Y2K efforts. Although First Brands' timetables may affect the target dates and contingency plans of the Company's original Y2K program, the Company still expects to be Y2K compliant for the merged companies before the arrival of January 1, 2000.


Subsequent Event - Completion of First Brands Corporation Merger
----------------------------------------------------------------

On January 29, 1999, the Company completed the First Brands Merger when the Company's wholly owned subsidiary, Pennant, merged into First Brands. As a result of the Merger,
First Brands became a wholly owned subsidiary of the Company and continues to operate its business as the Company's
subsidiary.   First Brands develops, manufactures, markets
and sells consumer products under the Glad, Scoop Away, and STP brands, among others. The Merger is structured to be treated as a pooling of interests for accounting purposes.

Pursuant to the Merger Agreement, First Brands' stockholders received in the Merger the right to receive .349 of a share of the Company's common stock in exchange for each of their shares of First Brands' common stock, with cash paid in lieu of fractional shares. Pursuant to the Merger, approximately 40,320,500 shares of First Brands' common stock were converted into approximately 14,071,850 shares of the
Company's common stock.   In addition, options to acquire
1,755,010 shares of First Brands' common stock were converted to options to acquire 612,484 shares of the Company's common stock. As a result of the Merger, the Company also assumed approximately $440 million of First Brands' debt.

As is generally the case with mergers, there can be no assurance that the Company will be able to successfully integrate or profitably manage the First Brands businesses.
In addition, there can be no assurance that, following the Merger, the First Brands businesses will achieve sales levels, profitability, cost savings or synergies that justify the investment made or that the acquisition will be accretive to earnings in any future period.




PART I - FINANCIAL INFORMATION (Continued)
Item 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------

Subsequent Event - Completion of First Brands Corporation Merger
----------------------------------------------------------------
 (Continued)
------------

The Company expects to incur significant costs (currently estimated to be approximately $140.5 million, including non-cash charges currently estimated at $30 million) in connection with the Merger to reflect transaction-related expenses as well as expenses relating to the integration of First Brands. This amount is an estimate only and is therefore subject to change. In addition, there can be no assurance that the Company will not incur additional costs associated with the Merger.

PART I - FINANCIAL INFORMATION (Continued)
Item 5.  Other Information
---------------------------


Acquisition or Disposition of Assets
------------------------------------

On January 29, 1999, the Company completed the First Brands
Merger as discussed in Item 2. First Brands develops, manufactures, markets and sells consumer products under the Glad, Scoop Away, and STP brands, among others. The
Merger is structured to be treated as a pooling of interests for accounting purposes.

Pursuant to the Merger Agreement, First Brands' stockholders received in the Merger the right to receive .349 of a share of the Company's common stock in exchange for each of their shares of First Brands' common stock, with cash paid in lieu of fractional shares. Pursuant to the Merger, approximately 40,320,500 shares of First Brands' common stock were converted into approximately 14,071,850 shares
of the Company's common stock.   In addition, options to
acquire 1,755,010 shares of First Brands' common stock were converted to options to acquire 612,484 shares of the
Company's common stock.   As a result of the Merger, the
Company also assumed approximately $440 million of First
Brands' debt.

Financial Statements, Pro Forma Financial Information and Exhibits.

(a)  Financial Statements of Business Merged.

First Brands' statements of earnings and cash flow and balance sheets for the fiscal years ended June 30, 1996, June 30, 1997 and June 30, 1998 are hereby incorporated by reference to the First Brands Annual Report on Form 10-K for and as of the year ended June 30, 1998. First Brands' statements of earnings and cash flow and balance sheets for the three months ended
September 30, 1997 and September 30, 1998, respectively, are hereby incorporated by reference to the First Brands' Quarterly Report on Form 10-Q for and as of the quarter ended September 30, 1998. The pertinent portions of those reports so incorporated by reference are attached as Exhibits 99.1 and 99.2, respectively.

(b)       Pro Forma Financial Information.

Pro forma financial information relating to the First Brands merger is contained in (i) Footnote 9 to the financial statements included in this Form 10-Q and (ii) the Proxy Statement/Prospectus contained in the Company's Form S-4 Registration Statement (333-69455) ("S-4 Registration Statement"), which information is incorporated herein by this reference.


PART I - FINANCIAL INFORMATION (Continued)
Item 5.  Other Information
---------------------------

(c)     Exhibits.




Exhibit No.     Description
-----------     -----------
2               Agreement and Plan of Reorganization and Merger,
                dated as of October 18, 1998, by and among the Company, First Brands and Pennant (filed as
                Appendix A to the S-4 Registration Statement
               (333-69455), which appendix is incorporated
                herein by this reference)

99.1 First Brands' consolidated statements of income and cash flow for the fiscal years ended June 30, 1996, June 30, 1997 and June 30, 1998 and consolidated balance sheet as of June 30, 1997 and June 30, 1998 (pages 17 to 32 of the First Brands' Annual Report on Form 10-K for and as of the year ended June 30, 1998)

99.2 First Brands' consolidated statements of income and cash flow for the three months ended September 30, 1997 and September 30, 1998 and consolidated balance sheet as of June 30, 1997 and September 30, 1998 (pages 3 to 9 of the First Brands' Quarterly Report on Form 10-Q for and as of the quarter ended
                September 30, 1998)

99.3 Consent of Independent Auditor of First Brands to inclusion of Exhibits 99.1 and 99.2

Cautionary Statement
---------------------

Except for historical information, matters discussed in this Form 10-Q, including statements about future growth or the realization of benefits from the First Brands' transaction, are forward-looking statements based on management's estimates, assumptions and projections. In addition to the factors discussed in this Form 10-Q, important factors that could cause results to differ materially from management's expectations are described in "Forward-Looking Statements and Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ending June 30, 1998, as updated from time to time in the Company's SEC filings. Those factors include, but are not limited to, marketplace conditions and events, the Company's cost, risks inherent in international operations, the success of new products, integration of acquisitions, and environmental, regulatory and intellectual property matters, and with respect to the First Brands' transaction, risks related to the successful management of the acquired businesses.

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


                                   THE CLOROX COMPANY
                                   (Registrant)




DATE February 12, 1999            BY /s/ HENRY J. SALVO, JR.
     -----------------                ----------------------
                                      Henry J. Salvo, Jr.
                                      Vice-President - Controller