Form 10-Q
period 1999-03-31
CLOROX CO /DE/
filed 1999-05-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
                    Form 10-Q



X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                or

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


As of March 31, 1999 there were 118,003,174 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.



     Total  pages 20                                        1


                         THE CLOROX COMPANY


PART 1.   Financial Information                     Page No.
          ---------------------                     ---------

  Item 1. Financial Statements

          Condensed Statements of Consolidated
           Earnings
            Three and Nine Months Ended
              March 31, 1999 and 1998                 3-4


          Financial Highlights                         5



  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
           March 31, 1999 and June 30, 1998             6


          Condensed Statements of Consolidated
           Cash Flows
            Nine Months Ended March 31, 1999 and 1998   7


          Notes to Condensed Consolidated Financial
           Statements                                   8-12



  Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition                                    13-19



                                 PART I - FINANCIAL INFORMATION
                                  Item 1. Financial Statements
                               The Clorox Company and Subsidiaries
                            Condensed Statements of Consolidated Earnings
                            ---------------------------------------------
                               (In thousands, except per-share amounts)


                         Three Months Ended                               Nine Months Ended
                     ----------------------------------            -----------------------------------
                        3/31/99                3/31/98                 3/31/99                3/31/98
                     -------------          -----------            -------------          ------------

Net Sales            $  991,971             $  967,446             $ 2,903,602            $ 2,769,019
                     -------------          -----------            -------------          ------------

Costs and Expenses
  Cost of products
  sold (including
  write-down of
  obsolete inventory
  of $8,145 relating
  to First Brands,
  see Note 3)           473,369                460,801               1,390,085              1,340,946

  Selling, delivery
  and administration    194,962                189,030                 587,530                552,784

  Advertising           123,854                124,161                 360,629                352,695

  Research and
   development           14,491                 14,917                  44,137                 42,327

  Interest expense       22,411                 26,989                  75,077                 76,261

  Other expense, net     10,105                  1,175                  17,667                  6,089

  Merger, integration,
  restructuring and
  asset impairment      100,394                   -                    100,394                  2,700
                     -------------          -----------            -------------          ------------

    Total costs and
    expenses            939,586                817,073               2,575,519              2,373,802
                     -------------          -----------            -------------          ------------

Earnings before income
taxes, and cumulative
effect of change in
accounting principle     52,385                150,373                 328,083                395,217

Income taxes             30,334                 58,386                 132,212                153,904
                     -------------          -----------            -------------          ------------

Earnings before
cumulative effect of
change in accounting
principle                22,051                 91,987                 195,871                241,313

Cumulative effect of
change in accounting
principle, net of taxes    -                      -                        -                   (6,922)
                     -------------          -----------            -------------          ------------

Net Earnings         $   22,051             $   91,987             $    195,871           $   234,391
                      ============          ============           ==============          ============





See Notes to Condensed Consolidated Financial Statements.

-Continued-
3






                              PART I - FINANCIAL INFORMATION (Continued)
                                  Item 1. Financial Statements
                               The Clorox Company and Subsidiaries
                            Condensed Statements of Consolidated Earnings
                            ---------------------------------------------
                               (In thousands, except per-share amounts)

                         Three Months Ended                               Nine Months Ended
                     ----------------------------------            -----------------------------------
                        3/31/99                3/31/98                 3/31/99                3/31/98
                     -------------          -----------            -------------          ------------

Basic earnings per
common share
  Earnings before
  cumulative effect
  of change in
  accounting
  principle          $    0.19              $   0.78               $    1.67               $   2.06

  Cumulative effect
  of change in
  accounting
  principle                -                     -                       -                    (0.06)
                     -------------          -----------            -------------          ------------

  Earnings per share $   0.19               $   0.78               $    1.67              $    2.00
                     =============          ===========            =============          ============


Diluted earnings per
common share
  Earnings before
  cumulative effect
  of change in
  accounting
  principle          $   0.18               $   0.77               $    1.64              $   2.01

  Cumulative effect
  of change in
  accounting
  principle               -                      -                       -                   (0.06)
                     -------------          -----------            -------------          ------------

  Earnings per share $   0.18               $   0.77               $    1.64              $   1.95
                     =============          ===========            =============          ============


Weighted average
shares outstanding
  Basic                 117,897               117,509                 117,473               117,305
  Diluted               120,220               119,909                 119,795               119,921


Dividends per share  $    0.36              $   0.32               $    1.06              $   0.94

See Notes to Condensed Consolidated Financial Statements.
-Concluded-

4

                     PART I - FINANCIAL INFORMATION
                   The Clorox Company and Subsidiaries
                    Consolidated Financial Highlights


The following presents earnings per common share before restructuring. This presentation does not replace the generally accepted accounting principle
(GAAP) measurement presented in the Company's Condensed Statement of Consolidated Earnings.

Because this is a non-GAAP performance measurement it is not necessarily calculated in the same manner by other companies. Management believes that this information read in conjunction with the financial statement presented herein assists the reader in understanding the Company's performance for the applicable periods.


                              Three Months Ended                          Nine Months Ended
                                    March 31                                   March 31
                            1999                 1998                 1999                      1998
                          ---------------------------------        -----------------------------------
Earnings per common share
  Before restructuring
    Basic                 $ 0.86               $  0.78             $  2.34                   $  2.00
    Diluted                 0.84                  0.77                2.29                      1.95

Earnings per common share
  After restructuring
    Basic                 $ 0.19               $  0.78             $  1.67                   $  2.00
    Diluted                 0.18                  0.77                1.64                      1.95
5




                            PART I - FINANCIAL INFORMATION (Continued)
                                  Item 1. Financial Statements
                              The Clorox Company and Subsidiaries
                             Condensed Consolidated Balance Sheets
                              ------------------------------------
                                        (In thousands)

                                                                            3/31/99                6/30/98
                                                                        -------------          -------------
ASSETS
  Current Assets
    Cash and short-term investments                                     $   110,307           $   101,710
    Accounts and notes receivable, net                                      527,772               521,876
    Inventories                                                             395,656               367,393
    Prepaid expenses and other                                               24,757                55,524
    Deferred income taxes                                                    31,615                35,069
                                                                        -------------         -------------
      Total current assets                                                1,090,107             1,081,572

  Property, Plant and Equipment - Net                                     1,026,944             1,016,048

  Brands, Trademarks, Patents and Other Intangibles                       1,567,935             1,525,381

  Investments in Affiliates                                                 102,648                90,117

  Other Assets                                                              343,221               352,115
                                                                        -------------         --------------

  Total                                                                 $ 4,130,855           $ 4,065,233
                                                                        =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                    $  170,867            $   226,040
    Accrued liabilities                                                    254,329                353,184
    Accrued merger, integration, and restructuring                          23,950                   -
    Short-term debt and notes payable                                      841,406                773,178
    Income taxes payable                                                    79,979                 23,623
    Current maturities of long-term debt                                     5,461                  4,901
                                                                        -------------         --------------
      Total current liabilities                                          1,375,992              1,380,926

  Long-term Debt                                                           705,065                704,314

  Other Obligations                                                        247,073                229,401

  Deferred Income Taxes                                                    247,539                279,209

  Stockholders' Equity
    Common stock                                                           124,916                124,506
    Additional paid-in capital                                             123,795                 82,024
    Retained earnings                                                    1,867,930              1,785,085
    Treasury shares, at cost                                              (405,099)              (391,864)
    Accumulated other comprehensive loss                                  (148,883)              (117,417)
    Other                                                                   (7,473)               (10,951)
                                                                        -------------         --------------
      Stockholders' Equity                                               1,555,186              1,471,383
                                                                        -------------         --------------

  Total                                                                 $4,130,855            $ 4,065,233

See Notes to Condensed Consolidated Financial Statements.
6



                            PART I - FINANCIAL INFORMATION (Continued)
                                Item 1.  Financial Statements
                              The Clorox Company and Subsidiaries
                          Condensed Statements of Consolidated Cash Flows
                           ----------------------------------------------
                                           (In thousands)
                                                                                   Nine Months Ended
                                                                        ----------------------------------------
                                                                             3/31/99                  3/31/98
                                                                        ------------------       ---------------
Operations:
  Net earnings                                                          $    195,871             $    234,391
  Adjustments to reconcile to net cash provided by
  operating activities:
    Cumulative effect of change in accounting principle                         -                       6,922
    Write-off of obsolete inventory                                            8,145                     -
    Write off of software development costs and other                         34,274                     -
    Depreciation and amortization                                            146,448                  129,714
    Deferred income taxes                                                      5,405                   32,193
    Other                                                                     (2,224)                  (8,721)
    Effects of changes in (excluding effects of businesses
    purchased):
      Accounts receivable                                                     26,418                  (55,737)
      Inventories                                                            (36,118)                 (79,212)
      Prepaid expenses                                                         5,378                    7,169
      Accounts payable                                                       (52,813)                 (35,516)
      Accrued liabilities                                                    (96,583)                (130,214)
      Accrued merger, integration, and restructuring                          23,950                    2,700
      Income taxes payable                                                    49,908                   17,009
                                                                        ------------------       ---------------
      Net cash provided by operations                                        308,059                  120,698

Investing Activities:
  Property, plant and equipment                                             (110,128)                 (84,157)
  Acquisition of leased assets                                                  -                     (44,208)
  Proceeds from disposal of property, plant and equipment                      5,003                   10,268
  Businesses purchased                                                      (115,999)                (107,777)
  Other                                                                      (26,872)                 (47,156)
                                                                        ------------------       ---------------
      Net cash used for investment                                          (247,996)                (273,030)

Financing Activities:
  Credit facilities borrowings (repayments), net                            (197,284)                  64,842
  Short-term borrowings                                                       69,987                   97,940
  Long-term debt and other borrowings                                        201,535                  193,736
  Long-term debt and other repayments                                        (15,310)                 (61,549)
  Trade accounts receivable financing program, net                           (20,000)                 (15,000)
  Cash dividends                                                            (119,806)                (110,278)
  Treasury stock purchased                                                   (32,455)                 (66,863)
  Issuance of common stock under employee stock plans and other               61,867                   26,169
                                                                        ------------------       ---------------
  Net cash provided by (used for) financing                                  (51,466)                 128,997

Net Increase (Decrease) in Cash and Short-Term Investments                     8,597                  (23,335)
Cash and Short-Term Investments:
  Beginning of period                                                        101,710                  108,511
                                                                        ------------------       ---------------
  End of period                                                         $    110,307             $     85,176


See Notes to Condensed Financial Statements.
7


                          Item 1.  Financial Statements
                        The Clorox Company and Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                ----------------------------------------------------

(1) The condensed consolidated financial information for the three and nine months ended March 31, 1999 and 1998 has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring and merger related accruals) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows of The Clorox Company and its subsidiaries
(the "Company"). The results for the three and nine months ended March 31, 1999 and 1998 should not be considered as necessarily indicative of the annual results for the respective years.

     As discussed further in Note 7, on January 29, 1999, the Company completed the First Brands Corporation ("First Brands") merger. The merger has been accounted for as a pooling of interests.

     All historical information has been restated as if the merger had been in effect for all periods presented.

(2) The Company's subsidiary, First Brands, is engaged in a program to sell up to $100,000,000 in fractional ownership interest in a defined pool of eligible trade accounts receivable. As of March 31, 1999, $80,000,000 had been sold. The amounts sold are reflected as a reduction in accounts receivable on the accompanying Condensed Consolidated Balance Sheets and costs associated with this program are charged to earnings as interest expense when the receivables are sold. The effective interest rate is approximately 5.6%.


(3) Inventories at March 31, 1999 and at June 30, 1998 consisted of (in thousands):

                                        3/31/99             6/30/98
                                      ------------        ------------
Finished goods and work in process    $ 286,588           $ 251,505
Raw materials and supplies              109,068             115,888
                                      ------------        ------------

    Total                             $ 395,656           $ 367,393


Obsolete First Brands' inventory totalling $8,145,000 at March 31, 1999 has been written off.

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

      In December 1998, the Company redeemed preference shares totalling $387,540,000, which was classified as short-term debt.
This financing was replaced with commercial paper borrowings.

      In February 1999, the Company terminated First Brands' revolving credit facility agreement. Related interest rate swaps with notional amounts totalling $150,000,000 were terminated in March 1999. Costs associated with terminating the swap agreements were approximately $2,502,000 and are included in merger and integration costs.


(5) Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted earnings per share (EPS) are computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The weighted average number of shares outstanding (denominator) used to calculate basic earnings per share is reconciled to those used in calculating diluted earnings per share as follows (in thousands):


                                 Weighted Average Number of Shares Outstanding
                           ----------------------------------------------------------------
                            Three Months Ended                    Nine Months Ended
                           --------------------------            --------------------------
                           3/31/99            3/31/98            3/31/99            3/31/98
                           --------           -------            -------            -------
Basic                      117,897            117,509            117,473            117,305

Stock options                2,305              2,352              2,302              2,568

Other                           18                 48                 20                 48
                           --------           -------            -------            -------
Diluted                    120,220            119,909            119,795            119,921
                           ========           =======            =======            ========

9

                          Item 1.  Financial Statements
                        The Clorox Company and Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                ----------------------------------------------------


(6) Comprehensive income for the Company includes net income and foreign currency translation adjustments that are excluded from net income but included as a component of total stockholders' equity. Comprehensive income for the three and nine months ended March 31, 1999 and 1998 is as follows (in thousands):



                             Three Months Ended                                Nine Months Ended
                     -------------------------------------            -----------------------------------
                      3/31/99                  3/31/98                  3/31/99                  3/31/98
                     -------------            ------------            -------------           -----------
Net Earnings         $   22,051               $   91,987              $   195,871             $   234,391

Other comprehensive
loss:
 Foreign currency
 translation
 adjustments            (18,407)                  (9,437)                 (31,466)                (46,648)
                     -------------            ------------            -------------           -----------

Comprehensive
Income               $    3,644               $   82,550              $    164,405            $   187,743
                     =============             =============            ==============        ============



(7) Certain reclassifications of prior periods' amounts have been made to accounts receivable, accrued liabilities, interest expense and other expense to conform with the current period presentation.


(8)   On January 29, 1999, the First Brands merger was completed.
As a result of the merger, First Brands became a wholly owned subsidiary o f the Company and continues to operate its business as a subsidiary.
First Brands develops, manufactures, markets and sells consumer products under the Glad, Scoop Away, Handi Wipes, and STP brands, among others.

     Pursuant to the merger, First Brands' stockholders received in the merger the right to receive .349 of a share of the Company's common stock in exchange for each share of First Brands' common stock, with cash paid in lieu of fractional shares.  Pursuant to the merger, 40,319,500 shares of First Brands' common stock were converted into 14,071,505 shares of the
Company's common stock.   In addition, options to acquire 1,755,010 shares
of First Brands' common stock were converted to 612,484 options to acquire
shares of the Company's common stock.   In connection with the merger,
Clorox also assumed approximately $435,000,000 of First Brands' debt. There were no transactions between the Company and First Brands prior to the merger.

     The merger has been accounted for as a pooling of interests. Accordingly, all historical financial information has been restated as if the merger had been in effect for all periods presented.

                          Item 1.  Financial Statements
                        The Clorox Company and Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                ----------------------------------------------------


In connection with the merger, merger and integration (transaction and other related costs), restructuring and asset impairment costs were recognized during the quarter ended March 31, 1999. Details of these costs are as follows (in thousands):



                         Merger and Integration       Restructuring   Sub-Total   Asset Impairment       Total
                         ----------------------       -------------   ---------   ----------------     ---------

Transaction fees and
expenses                 $      16,604                $     -         $ 16,604    $     -              $  16,604

Employee severance and
 other related costs               626                    33,715        34,341          -                 34,341

Contract cancellations            -                        8,346         8,346          -                  8,346

Write-off of software
 development and other
 costs                            -                          410           410        32,064             32,474

Other                            4,269                     2,560         6,829         1,800              8,629
                         ----------------------       -------------   ---------   ----------------      ---------

Total provision for
merger, integration,
restructuring and
asset impairment                 21,499                   45,031        66,530    $   33,864           $100,394
                                                                                  ============         ==========

Total paid through
 March 31, 1999                 (21,342)                 (21,238)      (42,580)
                         ----------------------       -------------   ---------

Accrued liability as of
 March 31, 1999          $          157               $   23,793      $ 23,950
                         ======================       ==============  =========




Restructuring activities primarily relate to the elimination of redundancies and the consolidation of administration and distribution functions, the reduction in employee headcount of approximately 270 positions, primarily at the First Brands' headquarters location in Danbury, Connecticut and at sales offices, and the termination of lease and other contracts.

It is expected that additional merger and related costs will be incurred over the calendar year. These costs, which are currently estimated to be approximately $32,000,000, will be recognized as incurred and will be reported as merger costs at that time.

                          Item 1.  Financial Statements
                        The Clorox Company and Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                ----------------------------------------------------


The following presents certain historical financial data pertaining to the Company and First Brands prior to the merger in January 1999. Certain reclassifications were made to the historical results of First Brands to conform to the Company's classifications.



                                                       Six Months Ending December 31, 1998
                                                                  (In thousands)
                 ------------------------------------------------------------------------------------------------

                       Clorox                  First Brands                  Reclassifications           Combined
                 ------------------      ----------------------          ------------------------     -----------

Net Sales        $      1,334,055        $      605,895                    $      (28,319)            $ 1,911,631
                 ------------------      ----------------------          ------------------------     -----------
                 ------------------      ----------------------          ------------------------     -----------

Net Earnings     $        143,368        $       30,452                    $          -               $   173,820
                 ------------------      ----------------------          ------------------------     -----------
                 ------------------      ----------------------          ------------------------     -----------


                                                       Six Months Ending December 31, 1997
                                                                  (In thousands)
                 ------------------------------------------------------------------------------------------------

                       Clorox                  First Brands                  Reclassifications           Combined
                 ------------------      ----------------------          ------------------------     -----------

Net Sales        $      1,241,079        $      578,762                  $      (18,268)              $ 1,801,573

Net Earnings     $        123,846        $      18,558                   $         -                  $   142,404


     For additional information regarding the merger, refer to the Company's Quarterly Report on Form 10-Q for the quarter ended
December 31, 1998, and the Company's S-4 Registration Statement.


(9) Businesses purchased for the nine months ended March 31, 1999 and March 31, 1998 totalling $115,999,000 and $ 107,777,000, respectively, were funded using a combination of cash and debt and were accounted for as purchases. These acquisitions in fiscal year 1999 included domestically, the purchase of the Handi Wipes and Wash 'n Dry business, and internationally, a bleach and cleaners business in Venezuela, an insecticide business in Korea, a cleaning brand business in Australia and an increase in ownership in Tecnoclor S.A. in Colombia.

                   Item 2. Management's Discussion and Analysis of
                    Results of Operations and Financial Condition
                    ---------------------------------------------

                           Results of Operations
                           ----------------------

             Comparison of the Three Months Ended March 31, 1999
             -----------------------------------------------------
                with the Three Months Ended March  31, 1998
                -------------------------------------------

On January 29, 1999, the First Brands merger was completed. As a result of the merger, First Brands became a wholly owned subsidiary of the Company and continues to operate its business as a subsidiary.
First Brands develops, manufactures, markets and sells consumer products under the Glad, Scoop Away, Handi Wipes, and STP brands, among others. The merger was accounted for as a pooling of interests. Accordingly, all historical financial information has been restated as if the combination had been in effect for all periods presented. Diluted earnings per share and net earnings before merger and related costs are not generally accepted accounting performance measures.

Diluted earnings per share decreased 77% to $0.18 from $0.77 a year ago and net earnings decreased 76% to $22,051,000 from $91,987,000 a year ago primarily due to merger and related costs incurred in the third quarter. Before merger and related costs, diluted earnings per share increased 9% to $0.84 and net earnings increased 10% to $100,900,000.

Third quarter sales rose 3% to $991,971,000 from $967,446,000 a year ago. Domestic brands contributing to the quarterly sales growth include the Pine Sol and Tilex franchises, Clorox liquid bleach, Kingsford and Match Light charcoal briquets, Kingsford lighter fluid, Hidden Valley dressings, Fresh Step Scoop cat litter, Gladware line and the recently acquired Handi Wipes product line. This growth in sales is partially offset by unfavorable foreign exchange rates and also by a decrease in sales from the Glad Lock product lines and Jonny Cat and Everfresh brands due to higher sales in the prior year caused by greater promotional activities.

Gross margin, before the $8,145,000 merger related write off of First Brands' obsolete inventory, improved in comparison with the prior year. This improvement reflects lower raw material costs and efficiencies resulting from the Company's on-going cost savings programs. The Company expects to see continued improvements as cost savings programs are implemented as part of the First Brands' integration.

Selling, delivery, and administrative expenses have increased primarily due to continued growth. However, in the future, the Company expects to see reductions in administrative expenses resulting from the restructuring activities relating to the First Brands' integration. Advertising spending decreased slightly due to higher prior year spending for national launches on Lemon Fresh Pine-Sol cleaner and antibacterial spray and Rain Clean Pine-Sol dilutable cleaner.

The increase in other expense reflects a lower level of sales of non-operating property, costs associated with the redemption of redeemable subsidiary preference shares, higher amortization of intangibles, and lower equity income.

                   Item 2. Management's Discussion and Analysis of
                    Results of Operations and Financial Condition
                    ---------------------------------------------


Merger and integration (transaction and other related costs) of $21,499,000 were recognized in the quarter ended March 31, 1999. In addition, other restructuring costs and provisions for asset impairment of $45,031,000 and $33,864,000, respectively, were recognized during the quarter. Restructuring activities primarily relate to the elimination of redundancies and the consolidation of administration and distribution functions, the reduction in employee headcount of approximately 270 positions, primarily at the First Brands' headquarters location in Danbury, Connecticut and at sales offices, and the termination of lease and other contracts. It is expected that additional merger costs will be incurred over the calendar year. These costs which are currently estimated to be approximately $32,000,000 will be recognized as incurred and will be reported as merger costs.

Income tax expense as a percent of pretax earnings increased to 57.9% from 38.8% principally due to non-deductible merger related costs recorded in the third quarter. Excluding the impact of non-deductible merger related costs, the Company's tax rate would have decreased to 37.3% from 38.8%.

                   Item 2. Management's Discussion and Analysis of
                    Results of Operations and Financial Condition
                    ---------------------------------------------


                            Results of Operations
                             --------------------

                 Comparison of the Nine Months Ended March 31, 1999
                 ---------------------------------------------------
                    with the Nine Months Ended March  31, 1998
                    ------------------------------------------


Diluted earnings per share decreased 16% to $1.64 from $1.95 a year ago and net earnings decreased 16% to $195,871,000 from $234,391,000 a year ago primarily due to merger and related costs incurred in the third quarter. Before merger and related costs, diluted earnings per share increased 17% to $2.29 and net earnings increased 17% to $274,600,000. Diluted earnings per share and net earnings before merger and related costs are not generally accepted accounting performance measures.

Net sales increased 5% to $2,903,602,000 from $2,769,019,000 a year ago. The year to date increase in sales is attributable primarily to strong performance from most domestic products, new product launches, and domestic and international acquisition activity. These increases are partially offset by unfavorable exchange rates, and weakened performance from the Company's international businesses reflecting economic problems in those geographic areas.

Gross margin, before the $8,145,000 merger related write off of First Brands' obsolete inventory, improved in comparison with the prior year. This improvement reflects lower raw material costs and efficiencies resulting from the Company's on-going cost savings programs. The Company expects to see continued improvements as cost savings programs are implemented as part of the First Brands' integration.

Selling, delivery, and administrative expenses have increased primarily due to continued growth. However, in the future, the Company expects to see reductions in administrative expenses resulting from the restructuring activities relating to the First Brands' integration. Increased advertising spending is driven by increased domestic volume, and the introduction of new products offset by lower international spending by some of the Company's Asian businesses.

Research and development costs have increased slightly from the prior year. The Company expects this trend to continue as it supports the First Brands' businesses.

The increase in other expense principally results from higher amortization of intangibles, costs associated with the redemption of redeemable subsidiary preference shares, the effect of translation on certain international operations, and a lower level of sales of non-operating property offset partially by higher interest income.

Merger and integration (transaction and other related costs) of $21,499,000 were recognized in the quarter ended March 31, 1999. In addition, other restructuring costs and provisions for asset impairment of $45,031,000 and $33,864,000, respectively, were recognized during the quarter. Restructuring activities primarily relate to the elimination of redundancies and the consolidation of administration and distribution functions, the reduction in employee headcount of approximately 270 positions, primarily at the First Brands' headquarters location in Danbury, Connecticut and at sales offices, and the termination of lease and other contracts. It is expected that additional merger costs will be incurred over the calendar year. These costs which are currently estimated to be approximately $32,000,000 will be recognized as incurred and will be reported as merger costs at that time.

The prior year restructuring of $2,700,000 reflects an increase to the $19,000,000 restructuring recorded in fiscal year 1997 by the Company's subsidiary, First Brands. The restructuring was for initiatives aimed at streamlining certain operating and administrative functions, reducing costs and improving operating efficiencies. Substantially all of these restructuring liabilities had been paid or settled during fiscal year 1998.

                   Item 2. Management's Discussion and Analysis of
                    Results of Operations and Financial Condition
                    ---------------------------------------------


Income tax expense as a percent of pretax earnings increased to 40.3% from 38.9% principally due to non-deductible merger related costs recorded in the third quarter. Excluding the impact of non-deductible merger related costs, the Company's tax rate would have decreased to 37.1% from 38.9%.

The prior year cumulative effect of change in accounting principle of $6,922,000 was recorded by the Company's subsidiary, First Brands, to expense previously capitalized costs related to certain business process re-engineering activities (in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 97-13).

                   Item 2. Management's Discussion and Analysis of
                    Results of Operations and Financial Condition
                    ---------------------------------------------

                        Liquidity and Capital Resources
                         ------------------------------

The Company's financial position and liquidity remain strong due to cash provided by operations during the quarter. The increase in inventories reflects seasonality partly offset by the merger related write down of First Brands' obsolete inventory. The reduction in accounts payable and accrued liabilities since June 30, 1998, is due in part to seasonality and to higher levels of promotional activities in the domestic household and First Brands' businesses recorded at June 30, 1998.

Businesses purchased since June 30, 1998 totalled $115,999,000 and were funded using a combination of cash and debt. These acquisitions were accounted for as purchases and included domestically, the Handi Wipes and Wash 'N Dry business and internationally, a bleach and cleaners business in Venezuela, an insecticide business in Korea, a cleaning brand business in Australia, and an increase in ownership in Tecnoclor S.A. in Colombia.

In September 1996, the Board of Directors authorized a share repurchase program to offset the dilutive effect of employee stock option exercises. During the nine month period ended March 31, 1999, 400,000 shares were acquired at a cost of $32,455,000. The Company has discontinued this share repurchase program in connection with the First Brands merger. As a result, the issuance of shares pursuant to the Company's stock incentive plans may have a dilutive effect.

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

In December 1998, the Company redeemed preference shares totalling $387,540,000, which were classified as short-term debt. This financing was replaced with commercial paper borrowings.

In February 1999, the Company terminated First Brands' revolving credit facility agreement. Related interest rate swaps with notional amounts totalling $150,000,000 were terminated in March 1999. Costs associated with terminating the swap agreements were approximately $2,502,000 and were included in merger and integration costs.

The Company's subsidiary, First Brands, is engaged in a program to sell up to $100,000,000 in fractional ownership interest in a defined pool of eligible trade accounts receivable. As of March 31, 1999, $80,000,000 was outstanding. The Company currently plans to terminate this program in the fourth quarter of fiscal year 1999 and to refinance the debt with commercial paper borrowings.

As of March 31, 1999, the Company has increased its available lines of credit from $550 million to $1.05 billion. Management believes the Company has adequate access to additional capital from other public and private sources should the need arise.

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

In 1997, the Company established a corporate-wide program to address Y2K issues. This effort is comprehensive and encompasses software, hardware, electronic data interchange, networks, PCs, manufacturing and other facilities, embedded chips, century certification, supplier and customer readiness, contingency planning, and domestic and international operations.

On January 29, 1999, the First Brands merger was completed. The Company has completed the inventory and assessment of First Brands' major United States and Canadian systems and has incorporated First Brands and its subsidiaries into the Company's comprehensive Y2K compliance program. The Company expects to complete all major Y2K compliance efforts, including First Brands and its subsidiaries and all international and domestic operations, by September 30, 1999.

As of March 31, 1999, without including the First Brands' businesses, the Company has upgraded or replaced 85% of its critical United States and Canadian business systems, and has century certified
95% of these systems through testing. The Company is currently upgrading or migrating the First Brands' businesses into the Company's already Y2K compliant business systems to capture merger-related synergies and leverage the Company's completed work. The Company expects to complete the work for First Brands' critical systems by July 1, 1999.

The upgrade or replacement of the Company's international systems, excluding First Brands' businesses, is 85% complete as of March 31, 1999. The Company has begun to inventory First Brands' major systems at international locations other than Canada. The target date to complete all international Y2K work is September 30, 1999.

The Company has finalized its remediation plans and work is underway for its United States and Canadian plant facilities
(other than the First Brands' facilities). Plant floor assessments are 30% complete as of March 31, 1999 for the Company's international locations owned prior to the merger. For both international and domestic First Brands' locations, the Company is currently assessing the plant floor systems and equipment. The Company expects to complete all plant floor remediation by September 30, 1999.

The Company has prioritized its third-party relationships as critical, severe or sustainable, and has completed its assessment of third parties for all operations, other than for First Brands. The Company is implementing the same approach for third party vendors and customers of the First Brands' operations and expects to complete this process by July 31, 1999. The Company has requested a Y2K contract warranty in many new key contracts and is developing contingency plans for critical third parties, including key customers, suppliers and other service providers.

                   Item 2. Management's Discussion and Analysis of
                    Results of Operations and Financial Condition
                    ---------------------------------------------


If necessary modifications and conversions by the Company are not made on a timely basis, or if key third parties are not Y2K compliant, Y2K problems could have a material adverse effect on the Company's operations. The Company's most reasonably likely worst case scenario is a regional utility failure that would interrupt manufacturing operations and distribution centers in the affected region. To mitigate this risk, and to address the possible uncertainty of whether the Company will be able to solve potential Y2K issues, the Company has begun contingency planning for its critical operations, which includes key third-party relationships and written contingency plans. The Company has completed approximately
60% percent of its contingency planning efforts for the United
States and Canada, excluding the First Brands' operations. The assessment is complete for international locations and planning has started. Many of the completed contingency plans will be used for First Brands' operations due to common third-party relationships and critical operations, and work is underway to identify additional requirements unique to the First Brands' businesses. The Company expects to complete all of its contingency planning by September 30, 1999.

Y2K costs are expensed as incurred and funded through operating cash flows. Through March 31, 1999, excluding First Brands' operations, the Company has expensed incremental remediation costs of $21,800,000 with remaining incremental remediation costs estimated at $7,000,000.
In addition, through March 31, 1999, excluding First Brands' operations, the Company has expensed accelerated strategic upgrade costs of $12,100,000 with anticipated remaining accelerated strategic upgrade costs of $4,900,000. Estimated Y2K costs for First Brands' operations are $2,900,000 in remediation costs and $1,400,000 for accelerated strategic upgrade costs. The Company expects to spend approximately 16% of its 1999 fiscal year information technology budget, and approximately 6.4% of its fiscal year 2000 budget, on Y2K remediation issues. As of March 31, 1999, the Company has spent approximately 10% of its 1999 fiscal year budget on remediation efforts. The Company has not deferred any critical information technology projects because of its Year 2000 program efforts, which are primarily being addressed through a joint team of the Company business and information technology resources. Time and cost estimates are based on currently available information and could be affected by the ability to correct all relevant computer codes and equipment, and the Y2K readiness of the Company's business partners, among other factors.


                            Cautionary Statement


Except for historical information, matters discussed in this Form 10-Q, including statements about future growth are forward-looking statements based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from management's expectations are described in "Forward-Looking Statements and Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's SEC Form 10-K for the year ending June 30, 1998, as updated from time to time in the Company's SEC filings. Those factors include, but are not limited to, marketplace conditions and events, the Company's costs, risks inherent in international operations, the success of new products, integration of acquisitions, and environmental, regulatory and intellectual property matters. The First Brands merger can be expected to continue to present challenges to management, including the integration of the operations, technologies and personnel of the companies, and special risks, including unanticipated liabilities and contingencies, and diversion of management attention.

                           S I G N A T U R E
                           ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CLOROX COMPANY
                                   (Registrant)




DATE May 13, 1999                    BY /s/ HENRY J. SALVO. JR.
     -------------                      ---------------------------
                                        Henry J. Salvo, Jr.
                                        Vice-President - Controller