Form 10-K
period 1999-06-30
CLOROX CO /DE/
filed 1999-09-28
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C.  20549

                      FORM 10-K

                     (Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999



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

State or other jurisdiction of                (I.R.S. Employer

incorporation or organization)               Identification No.)



  1221 Broadway, Oakland, CA                    94612-1888

(Address of principal executive offices)        (Zip Code)



Registrant's telephone number,

 including area code:                          (510) 271-7000



Securities registered pursuant to Section 12(b) of the Act:



                                           Name of each exchange

    Title of each class                      on which registered


---------------------------            --------------------------

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



Aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 1999: $9,579,246,992.  Number of shares of common stock outstanding at July 31, 1999: 237,180,102

(after giving effect to the 2-for-1 stock split effected in the form of a dividend payable on August 23, 1999).



DOCUMENTS INCORPORATED BY REFERENCE



Portions of the registrant's 1999 Annual Report are incorporated by reference into Part I of this report.  Portions of the

registrant's definitive Proxy Statement for the Annual Meeting of

Stockholders to be held on November 17, 1999, which will be filed with the United States Securities and Exchange Commission within

120 days after the end of the registrant's fiscal year ended
June 30,

1999, are incorporated by reference into Parts I, II, III and IV of this report.



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



During fiscal year 1999, the Company continued its strategy of considering strategic acquisitions or mergers and, in that regard,

merged with First Brands Corporation ("First Brands") on

January 29, 1999.  Following the merger, the Company focused on the integration of the First Brands businesses, including

Glad plastic wrap, food storage bags and containers, and trash bags; STP automotive additives; and Jonny Cat and Scoop Away cat litter products. Prior to the merger with the Company, First

Brands acquired the Handi Wipes reusable cleaning cloth and

Wash 'n Dri premoistened towelettes businesses during fiscal year 1999.  The Company also continued to expand its domestic business, through internal development of new products and line extensions of existing products.



The Company introduced 25 new products in the United States

during fiscal year 1999, including Clorox Advantage liquid bleach,

Clorox FreshCare fabric refresher, Fresh Mist Tilex Fresh

Shower daily shower cleaner, Brita faucet-mounted water filters,

and others.



Internationally, the Company continued implementing its strategy to expand its laundry, household cleaning and insecticide

businesses in markets where these categories are not yet fully developed, but where it believes high potential exists.  The

Company made three international acquisitions in fiscal year
1999,

consisting of the Homekeeper insecticide business in the Republic of Korea, the Gumption household cleaning business in Australia,

and the Mistolin line of cleaners in Venezuela. The Company also increased its equity ownership in its Colombian joint venture company, Tecnoclor S.A., by 12%. The First Brands merger increased the Company's international businesses, especially in Canada,

Australia and New Zealand.  In addition, the Company introduced

60 new products or line extensions in previously established international operations, including the launch of Clorox liquid bleach in Brazil.



For other recent business developments, refer to the information set forth under the caption "Management's Discussion and Analysis,"

on  pages B-1 through B-7 of Appendix B of the Company's

definitive Proxy Statement for the 1999 Annual Meeting of

Stockholders of the Company, which will be filed with the United

States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 1999

("Proxy Statement"), incorporated herein by reference.



(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.



The Company has four business segments: U.S. Home Care and

Cleaning, U.S. Specialty Products, U.S. Food, Food Preparation

and Storage, and International.  Financial information for the last three fiscal years, including net sales, earnings before taxes, and identifiable assets, attributable to each of the

Company's industry segments is set forth in Note 19 - Segment

Information of the Notes to the Consolidated Financial
Statements,

which appears on pages B-28 and B-29 of Appendix B of the Proxy

Statement, incorporated herein by reference.



All share numbers and stock prices in this Form 10-K give effect to the 2-for-1 stock split declared July 20, 1999, effected in the form of a stock dividend paid August 23, 1999 on all shares of common stock outstanding as of the close of business on July
30,

1999. All financial information included herein has been restated

to give effect to the First Brands merger accounted for as a pooling of interests.



(c)  NARRATIVE DESCRIPTION OF BUSINESS.



The Company's business operations, represented by the aggregate of its U.S. Home Care and Cleaning, U.S. Specialty Products,
U.S.

Food, Food Preparation and Storage, and International segments,

include the production and marketing of non-durable consumer products sold primarily through grocery and other retail stores.

For the most part, the factors necessary for an understanding of these four segments are essentially the same.



PRINCIPAL PRODUCTS.  The U.S. Home Care and Cleaning segment includes the Company's household cleaning, bleach and other

home care products, as well as the Company's professional

products business.  The U.S. Specialty Products segment

includes the Company's charcoal, automotive care, cat litter,

insecticide and firelog categories.  The U.S. Food, Food

Preparation and Storage segment includes the Company's dressings,

sauces, Brita, Glad, and GladWare businesses.  Finally, the

International segment, which includes the Company's overseas operations, exports and Puerto Rico, primarily focuses on the laundry, household cleaning and insecticide categories.

Principal products, by segment, currently marketed in the

United States and internationally are listed on pages 34 and 35 of the Company's 1999 Annual Report ("Annual Report"), incorporated herein by reference.  Each of the Company's segments accounted for more than 10 percent of the Company's consolidated revenues during the last three fiscal years, as shown in Note 19 Segment

Information of the Notes to the Consolidated Financial
Statements,

which appears on pages B-28 and B-29 of Appendix B of the Proxy

Statement, incorporated herein by reference.



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



SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company has obtained ample supplies of all required raw materials and packaging supplies which, with a few exceptions, were available from a wide variety of sources during fiscal year 1999. Polyethylene resin raw materials,

which are particularly important for the U.S. Food, Food
Preparation

and Storage Products segment, were available from a wide variety of sources during fiscal year 1999 and the Company has entered into financial instruments with various maturities partially to stabilize the cost of its polyethylene resin requirements.

Contingency plans have been developed for any single-sourced supplier materials.



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



SEASONALITY.  The U.S. Specialty Products segment is the only portion of the operations of the Company that has any significant degree of seasonality.  Most sales of the Company's charcoal briquets, insecticides, and automotive appearance product lines occur in the first six months of each calendar year.  Working capital to carry inventories built up in the off-season and to extend terms to customers is generally provided by internally generated funds plus commercial paper lines of credit.



CUSTOMERS AND ORDER BACKLOG.  During fiscal years 1999, 1998 and

1997, revenues from the Company's sales of its products to Wal-Mart

Stores, Inc. and its affiliated companies were 18%, 15%, and 14%,

respectively, of the Company's consolidated net sales. Except for this relationship, the Company is not dependent upon any other single customer or a small group of customers.  Order backlog is not a significant factor in the Company's business.



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

If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain its relative market position.



RESEARCH AND DEVELOPMENT.  The Company incurred expenses of

approximately $62 million, $61 million and $56 million in fiscal years 1999, 1998 and 1997, respectively, on research activities relating to the development of new products or the maintenance and improvement of existing products.  None of such research activity was customer-sponsored.



ENVIRONMENTAL MATTERS.  Historically, the Company has not made material capital expenditures for environmental control facilities or to comply with environmental laws and regulations. However, in general, the Company does anticipate spending increasing amounts annually for facility upgrades and for environmental programs.

The amount of capital expenditures for environmental compliance was not material in fiscal year 1999 and is not expected to be material in the next fiscal year.



The Company is involved in certain other environmental matters,

including Superfund clean-up efforts at various locations.  The potential cost to the Company related to ongoing environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and clean-up costs; the complexity and evolving nature of laws and regulations and their interpretations;

and the timing, varying costs and effectiveness of alternative clean-up technologies.  Based on its experience and without

offsetting for expected insurance recoveries or discounting for present value, the Company does not expect that such costs

individually and in the aggregate will represent a material cost to the Company or affect its competitive position.



NUMBER OF PERSONS EMPLOYED.  At the end of fiscal year 1999,

approximately 11,000 people were employed by the Company.



FORWARD-LOOKING STATEMENTS AND RISK FACTORS. Except for historical information, matters discussed in this Form 10-K, including the

Management's Discussion and Analysis and statements about

future growth, are forward-looking statements based on

management's estimates, assumptions and projections.  In

addition, from time to time, the Company may make forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, research and

development activities, plans for international expansion,

acquisitions, and similar matters.  The Private Securities

Litigation Reform Act of 1995 provides a safe harbor for

forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to

differ materially from the anticipated results or other

expectations expressed in the Company's forward-looking

statements.  These forward-looking statements are uncertain.

The risks and uncertainties that may affect operations,

performance, product development, and results of the Company's business, some of which may be beyond the control of the

Company, include those discussed elsewhere in this Form 10-K,

marketplace conditions and events, and the following:



FLUCTUATIONS IN QUARTERLY OPERATING RESULTS COULD ADVERSELY

AFFECT STOCK PRICE.  The Company cannot be sure that its

quarter-to-quarter operating results will improve, or that

if any improvement is shown, the degree of improvement will

meet expectations of investors.  In addition, sales volume

growth, whether due to acquisitions or to internal growth,

can place burdens on the Company's management resources and

financial controls that, in turn, can have a negative impact on operating results.  To some extent, the Company sets its

expense levels in anticipation of future revenues.  If actual revenue falls short of these expectations, operating results are likely to be adversely affected.  Because of all of these factors, the Company believes that quarter-to-quarter

comparisons of its results of operations should not be relied upon as indications of future performance.



The price of the Company's common stock could fluctuate

substantially and decrease as a result of several factors,

including:



*     future announcements concerning the Company or its

      competitors;

*     quarterly variations in operating results;

*     the introduction of new products and line extensions

      by the Company or its competitors;

*     changes in product pricing policies by the Company

      or its competitors;

*     acquisition costs and restructuring and other charges

      associated with acquisitions;

*     changes in earnings estimates by analysts;

*     changes in accounting policies; or

*     the impact of general economic conditions in the United

      States and in other countries in which the Company

      currently does business.



In addition, stock markets have experienced price and volume volatility and such volatility in the future could have an

adverse impact on the Company's market price.



INTERNATIONAL OPERATIONS EXPOSE THE COMPANY TO UNCERTAIN

CONDITIONS IN OVERSEAS MARKETS.  The Company believes that

its international sales, which were 18% of net sales in fiscal year 1999, are likely to increase as a percentage of its total sales, because of both internal expansion and the addition of

First Brands international operations.  As a result, the Company will increasingly face the risks created by having foreign

operations, including:



*     economic or political instability in its overseas markets;
and

*     fluctuations in foreign currency exchange rates that may

      make the Company's products more expensive in its foreign

      markets or negatively impact its sales or earnings.



All of these risks could have a significant impact on the Company's ability to sell its products on a timely and competitive basis in foreign markets and may have a material adverse effect on the Company's results of operations or financial position.

The Company seeks to limit its foreign currency exchange risks through the use of foreign currency forward contracts when

practical, but cannot be sure that this strategy will be

successful.  In addition, the Company's international operations are subject to the risk of new and different legal and

regulatory requirements in local jurisdictions, potential

difficulties in staffing and managing local operations, credit risk of local customers and distributors, and potentially

adverse tax consequences.



INTEGRATION OF ACQUISITIONS AND MERGERS MAY NOT BE SUCCESSFUL.

One of the Company's strategies is to increase its sales volumes,

earnings and the markets it serves through the acquisition of,

or merger with, other businesses in the United States and

internationally.  There can be no assurance that the Company will be able to identify, acquire, or profitably manage

additional companies or operations or successfully integrate recent or future acquisitions or mergers, including the First

Brands businesses, into its operations.  In addition, there

can be no assurance that companies or operations acquired will be profitable at the time of their acquisition or will achieve sales levels and profitability that justify the investment made,

including the investment in First Brands.



FINANCIAL PERFORMANCE DEPENDS ON CONTINUOUS AND SUCCESSFUL NEW

PRODUCT INTRODUCTIONS.  In most categories in which the Company competes, there are frequent introductions of new products and line extensions.  An important factor in the Company's future performance will be its ability to identify emerging consumer and technological trends and to maintain and improve the

competitiveness of its products.  The Company cannot be sure that it will successfully achieve those goals. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance, and the cost of failed product introductions.



GOVERNMENT REGULATIONS COULD IMPOSE MATERIAL COSTS.  The

manufacture, packaging, storage, distribution and labeling of the

Company's products and the Company's business operations generally all must comply with extensive federal, state, and foreign laws and regulations.  For example, in the United States, many of the

Company's products are regulated by the Environmental Protection

Agency, the Food and Drug Administration, and the Consumer
Product

Safety Commission.  Most states have agencies that regulate in parallel to these federal agencies.  The failure to comply

with applicable laws and regulations in these or other areas,

including taxes, could subject the Company to civil remedies,

including fines, injunctions, recalls or asset seizures, as

well as potential criminal sanctions, any of which could

have a material adverse effect on the Company.  Loss of or

failure to obtain necessary permits and registrations could

delay or prevent the Company from introducing new products,

building new facilities or acquiring new businesses and could adversely affect operating results.



ENVIRONMENTAL MATTERS CREATE POTENTIAL LIABILITY RISKS.  The

Company must comply with various environmental laws and

regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the use and disposal of

hazardous substances.  The Company has incurred, and will

continue to incur, capital and operating expenditures and

other costs in complying with those laws and regulations in

the United States and internationally.  The Company is

currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its presently and formerly owned and leased facilities.

In addition, some of the Company's present and former facilities have been or had been in operation for many years, and over

that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous.  It is possible that those sites, as well as disposal sites owned by third parties to which the Company has sent waste,

may in the future be identified and become the subject of

remediation.  It is possible that the Company could become

subject to additional environmental liabilities in the future that could result in a material adverse effect on the Company's results of operations or financial condition.



FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPACT OUR

COMPETITIVENESS.  The Company relies on trademark, trade secret,

patent and copyright laws to protect its intellectual property.

The Company cannot be sure that these intellectual property

rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged.  In addition, laws of some of the foreign countries in which the Company's products are or may be sold do not protect the Company's intellectual property rights to the same extent as the laws of the United

States.  The failure of the Company to protect its proprietary information and any successful intellectual property challenges or infringement proceedings against the Company could make it less competitive and could have a material adverse effect on the Company's business, operating results and financial condition.



(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

AND EXPORT SALES.



Net sales, pretax earnings and identifiable assets related to foreign operations (including Puerto Rico and exports) for

each of the last three fiscal years is included in the

International segment information in Note 19 - Segment

Information of the Notes to the Consolidated Financial

Statements, which appears on pages B-28 and B-29 of Appendix B of the Proxy Statement, incorporated herein by reference.



ITEM 2.  PROPERTIES



PRODUCTION FACILITIES.  The Company operates production and

major warehouse facilities for its operations in 29 locations throughout the United States, and its subsidiaries operate

production facilities in 24 locations internationally.  Most of the space is owned.  Some space, mainly for warehousing, is leased.  The Company also leases six domestic regional

distribution centers for the Company's products which are

operated by service providers.  None of the Company's facilities were closed during fiscal year 1999, and one former production facility, in Kansas City, Missouri, was sold.  The Company

acquired property adjacent to its production facility in

Fairfield, California, for warehousing space during fiscal year

1999.  The Company considers its manufacturing and warehousing facilities to be adequate to support its business.



OFFICES AND R&D FACILITIES.  The Company owns its general office building located in Oakland, California.  The Company also owns its Technical Center and Data Center located in Pleasanton,

California.  The Company leases its research and development center and its engineering research facility for Glad and

GladWare products, which are located in Willowbrook, Illinois,

and Kennesauw, Georgia, respectively.  The Company also leases its research and development center for STP products located in

Brookfield, Connecticut.  The Company plans to close the leased

First Brands general office building and to sublease such space in the near future.  Leased sales and other office facilities are located at a number of manufacturing and other locations.



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









Name (Age) and Year Elected to Current Position
Title and Current Position(s)

-----------------------------------------------
-------------------------------




G. C. Sullivan             (59)      1992
Chairman of the Board and Chief Executive Officer



G. E. Johnston             (52)      1999
President and Chief Operating Officer



R. T. Conti                (44)      1999
Group Vice President



P. N. Louras, Jr.          (49)      1992
Group Vice President



L. S. Peiros               (44)      1999
Group Vice President



K. M. Rose                 (51)      1997
Group Vice President - Chief Financial Officer



P. D. Bewley               (53)      1998
Senior Vice President - General Counsel and Secretary



A. W. Biebl                (50)      1999
Senior Vice President - Product Supply



F. A. Tataseo              (45)      l999
Senior Vice President - Sales



J. M. Brady                (45)      1993
Vice President - Human Resources



C. M. Couric               (53)      1995
Vice President - General Manager, Brita Products



W. L. Delker               (45)      1999
Vice President - Research & Development



S. D. House                (38)      1999
Vice President - General Manager, Latin America



R. C. Klaus                (54)      1995
Vice President - Corporate Administration



D. G. Matz                 (37)      1999
Vice President - General Manager, Home Care



H. J. Salvo, Jr.           (51)      1991
Vice President - Controller



G. R. Savage               (42)      1999
Vice President - General Manager, Glad Products



S. S. Silberblatt          (47)      1999
Vice President - Corporate Communications and


Public Affairs



D. G. Simpson              (45)      1997
Vice President - Strategy and Planning



K. R. Tandowsky            (42)      1998
Vice President - Information Services



S. R. Vogel                (38)      1999
Vice President - General Manager, Laundry Additives



S. A. Weiss                (43)      1999
Vice President - General Manager, Food &


Professional Products




There is no family relationship between any of the above named persons, or between any of such persons and any of the directors of the Company or any persons nominated for election as a

director of the Company.  See Item 10 of Part III of this

Form 10-K.



G. C. Sullivan, P. N. Louras, Jr., J. M. Brady and H. J. Salvo

have been employed by the Company for at least the past five years in the same respective positions as listed above.  The other executive officers have held the respective positions

described below for at least the past five years:



G. E. Johnston joined the Company in July 1981 as Regional

Sales Manager - Special Markets.  Prior to his election as

President and Chief Operating Officer effective January 20,
1999,

he was Group Vice President from July 1, 1996 through January
19,

1999, Vice President - Kingsford Products from November 17, 1993 through June 1996, and Vice President - Corporate Development

from June 1992 through November 16, 1993.



R. T. Conti joined the Company in 1982 as Associate Region Sales

Manager, Household Products.  Prior to his election as Group
Vice

President effective September 1, 1999, he was Vice President -

General Manager from July 1999 through August 1999, Vice
President -

Kingsford Products from July 1996 through June 1999, and Vice

President - International from June 1992 through June 1996.



L. S. Peiros joined the Company in 1982.  He was elected Group
Vice

President effective January 20, 1999. Prior to that, he served as

Vice President - Household Products from  June 1, 1998 through

January 19, 1999, Vice President - Food Products from July 1995 through June 1998, and Vice President - Corporate Marketing
Services

from September 1993 until July 1995.



K. M. Rose joined the Company in 1978 as a Financial Analyst.
Prior

to her election as Group Vice President - Finance and Chief
Financial

Officer effective December 1, 1997, she was Vice President -
Treasurer

from July 1992 through November 1997.



P. D. Bewley joined the Company in February 1998 as Senior Vice

President - General Counsel and Secretary.  From 1994 through
January

1998, he was employed by Nova Care, Inc., as Senior Vice
President -

General Counsel and Secretary, and prior to that was employed by

Johnson & Johnson as Associate General Counsel.



A.W. Biebl joined the Company in January 1981 as Director of

Manufacturing for the Food Service Products Division.  Prior to

his election as Senior Vice President - Product Supply effective

September 1, 1999, he was Vice President - Product Supply from

May 1992 through August 1999.



F. A. Tataseo joined the Company in October 1994 as Vice

President - Sales and was elected as Senior Vice President

Sales effective September 1, 1999.  Previously, he was employed by The Pillsbury Company (Division of Grand Metropolitan Inc.)

as Vice President, Sales (March - September 1994), and as Vice

President, Direct Sales Force (June 1993 - February 1994); and

also held various positions at The Procter & Gamble Company

prior to that.



C. M. Couric joined the Company in 1973 as a brand assistant in the Household Products marketing organization.  Prior to his election in July 1995 as Vice President - General Manager, Brita

Products, he had served as Director, Brita Operations since
1988.



W. L. Delker joined the Company as Vice President - Research &

Development in August 1999.  Prior to that, he was General
Manager

of Six Sigma Quality for GE Silicones, a division of GE Plastic,

from February 1998 through July 1999, and General Manager of

Technology for GE Silicones from January 1994 through January
1998.



S. D. House joined the Company in 1983 as a staff accountant.
Prior

to his election as Vice President - General Manager, Latin
America

effective July 1, 1999, he was Vice President - Treasurer from
December 1,

1997 through June 1999, and prior to that he had served as a Director of Finance for the international business and also had held various positions in auditing, financial analysis and forecasting.



R. C. Klaus joined the Company in 1977 as Regional Sales Manager

(Baltimore) for Household Products. Prior to his election as Vice

President - Corporate Administration in November 1995, he was
Vice

President - Clorox Professional Products from March 1994 through

October 1995, and Vice President - Food Service Products from
May 1990

through March 1994.



D. G. Matz joined the Company in 1986 as a brand assistant in the

Company's Household Products marketing organization.  Prior to his election as Vice President - General Manager, Home Care

effective September 1, 1999, he was Category General Manager -
Home

Care from February 1999 through August 1999, Director of
Marketing - Home

Care from December 1997 through August 1999, Director of
Marketing -

Food Products and Auto Care from August 1995 through November
1997,

and Group Marketing Manager - Laundry Care Additives from
January 1994

through July 1995.



G. R. Savage joined the Company in 1983 as an Associate
Marketing

Manager.  He was elected Vice President - General Manager, Glad

Products effective January 20, 1999. Prior to that, he served as

Vice President - Food Products from December 1, 1997 through
January 19,

1999, and Director of Marketing for the Household Products business from 1993.



S. S. Silberblatt joined the Company in 1980 in the marketing department for Kingsford products.  Prior to his election as Vice
President-

Corporate Communications and Public Affairs in February 1999, he was

Director of Business Development.



D. G. Simpson joined the Company in 1979 in the brand management function.  He was elected Vice President - Strategy and Planning effective December 1, 1997. Prior to that, he had served as head of corporate strategic planning.



K. R. Tandowsky joined the Company in 1981 as a Staff
Accountant.

He was elected Vice President - Information Services effective
February 7,

1998. Prior to that, he had served as Director of Finance for the

Kingsford products business from 1994 and Director of Corporate
Finance,

Treasury from 1992.



S. R. Vogel joined the Company in 1988 as a brand assistant in the marketing organization.  Prior to his election as Vice
President- General

Manager, Laundry Additives effective September 1, 1999, he was
Category

General Manager - Laundry Cleaning Additives from February 1999 through

August 1999, Marketing Director - Laundry Cleaning Additives from 1997 through January 1999, Group Marketing Manager - Laundry Cleaning
Additives

from 1995 through 1996, and Group Marketing Manager Home
Cleaning from

1994 to 1995.



S. A. Weiss joined the Company in 1994 as an area general manager for the Pacific Rim business.  He was elected Vice President -

General Manager, Food & Professional Products effective February
1,

1999. Prior to that, he was Vice President - Asia Middle East from June 1998 through January 1999 and he held the position of Area General

Manager Asia-Middle East from 1994 until his election as an officer.

Before joining the Company, he had been employed by Bristol
Myers

Squibb in international and domestic marketing assignments.



PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS



(a)  MARKET INFORMATION.



The principal markets for Clorox Common Stock are the New York

Stock Exchange and the Pacific Exchange.  The high and low sales prices quoted for New York Stock Exchange-Composite Transactions

Report for each quarterly period during the past two fiscal years appears under "Quarterly Data," on page B-32 of Appendix B of the

Proxy Statement, incorporated herein by reference, and on July
30, 1999,

the closing price for the Company's stock was $56.00 per share.



(b)  HOLDERS.



The approximate number of record holders of Clorox Common Stock as of

July 31, 1999 was 14,212 based on information provided by the

Company's transfer agent.



(c)  DIVIDENDS.



The amount of quarterly dividends paid with respect to Clorox
Common

Stock during the past two fiscal years appears under "Quarterly
Data,"

on page B-32 of Appendix B of the Proxy Statement, incorporated herein by reference.



ITEM 6.  SELECTED FINANCIAL DATA



This information appears under "Five-Year Financial Summary," on page B-33 of Appendix B of the Proxy Statement, incorporated herein by reference.





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION



This information appears under "Management's Discussion and Analysis,"

on  pages B-1 through B-7 of Appendix B of the Proxy Statement,

incorporated herein by reference.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK



This information appears under "Market-Sensitive Derivatives and

Financial Instruments" in the "Management's Discussion and
Analysis,"

on pages B-4 and B-5 of Appendix B of the Proxy Statement,

incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



These statements and data appear on pages B-8 through B-32 of

Appendix B of the Proxy Statement, incorporated herein by reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING

AND FINANCIAL DISCLOSURE



None.



PART III



ITEM l0.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



Information regarding each nominee for election as a director,

including those who are executive officers of the Company, appears under "Nominees for Election as Directors" of the  Proxy
Statement,

incorporated herein by reference.



Pursuant to Instruction 3 to Item 401(b) of Regulation S-K,

information regarding the executive officers of the registrant is reported in Part I of this Report.



The information required by Item 405 of Regulation S-K appears under

"Section 16(a) Beneficial Ownership Reporting Compliance" of the

Proxy Statement, incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION



The information required by Item 402 of Regulation S-K appears under "Organization of the Board of Directors,"  "Summary

Compensation Table," "Options and Stock Appreciation Rights,"

"Comparative Stock Performance," "Compensation  Interlocks and

Insider Participation," and "Pension Benefits" of the Proxy

Statement, all incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT



(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.



Information concerning the only entity or person known to the

Company to be the beneficial owner of more than 5% of its Common

Stock appears under "Beneficial Ownership of Voting Securities"

of the Proxy Statement, incorporated herein by reference.



(b)  SECURITY OWNERSHIP OF MANAGEMENT.



Information concerning the beneficial ownership of the

Company's Common Stock by each nominee for election as a director and by all directors and executive officers as a group appears under "Beneficial Ownership of Voting Securities" of the Proxy

Statement, incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Information concerning transactions with directors, nominees for election as directors, management and the beneficial owner of more than 5% of the Company's Common Stock appears under

"Certain Relationships and Transactions" of the Proxy Statement,

incorporated herein by reference.



PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

ON FORM 8-K



(a)(1)     Financial Statements:




     Financial Statements and Independent Auditors' Report

     included in Appendix B of the Proxy Statement,

     incorporated herein by reference:



          Statements of Consolidated Earnings for the years

          ended June 30, 1999, l998 and l997



          Consolidated Balance Sheets for the years ended

          June 30, 1999 and l998



          Statements of Consolidated Stockholders' Equity for

          the years ended June 30, 1999, l998 and l997



          Statements of Consolidated Cash Flows for the years

          ended June 30, 1999, l998 and l997



          Notes to Consolidated Financial Statements



          Independent Auditors' Report



     Quarterly Data



     Five-Year Financial Summary



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



          The Clorox Company 1996 Executive Incentive
Compensation

          Plan (Exhibit 10(xvi) to the Annual Report on Form
10-K for

          the year ended June 30, 1996)



          The Clorox Company Employee Retirement Investment
Plan,

          formerly The Clorox Company Value Sharing Plan
(Exhibit 4.3

          to Amendment No. 2 dated July 12, 1996 to Registration

          Statement on Form S-8 No. 33-41131 dated June 10, 1991)



          1993 Directors' Stock Option Plan dated November 17,
1993

          (filed as Exhibit 10(xi) to the Annual Report on Form
10-K

          for the year ended June 30, 1994, incorporated herein by

          reference)



          The Clorox Company Independent Directors' Stock-Based

          Compensation Plan (Exhibit 10 (xix) to the Annual
Report on

          Form 10-K for the year ended June 30, 1997)



(b)     Current Reports on Form 8-K during the fourth quarter of

        fiscal year 1999:



          None.



(c)     Exhibits:



          Index to Exhibits follows.



(d)     (Not applicable)



Index to Exhibits



    (3)  (i)   Restated Certificate of Incorporation (filed as

               Exhibit 4.1 to Registration Statement on Form S-8

               No. 333-44675 dated January 22, 1998,
incorporated

               herein by reference)



        (ii)   Bylaws (restated) of the Company (filed as

               Exhibit 3(ii) to this Annual Report on Form 10-K for

               the year ended June 30, 1998)



   (4)   (i)   Form of Indenture between the Company and
Wachovia Bank &

               Trust Company, N.A. as Trustee, regarding
$200,000,000

               in 8.8% Notes due 2001 (filed as Exhibit 4 to the

               Company's Registration Statement on Form S-3 No.
33-4083

               dated May 24, 1991, incorporated herein by reference)



         (ii)  Prospectus Supplement (to Prospectus dated July
9, 1991)

               giving terms of the Indenture referenced in
Exhibit 4 (i)

               above (filed on July 18, 1991, supplementing the

               Registration Statement on Form S-3 No. 33-4083 dated

               May 24, 1991, and incorporated herein by reference)



        (iii) Form of Indenture between First Brands and Bank of

               New York, as Trustee, regarding $150,000,000 in

               7.25% Senior Notes due 2007 (filed as Exhibit 4.1 to

               First Brands' Registration Statement on Form S-4 dated

               April 24, 1997, 1998, incorporated herein by reference)



   (10)        Material contracts:



         (i)   Long-Term Compensation Program dated October 21,
1987

               (Amended 11/17/93) (filed as Exhibit 10(ii) to the

               Annual Report on Form 10-K for the year ended
June 30,

               1994, incorporated herein by reference)



        (ii) Agreement between Henkel KGaA and the Company dated

               June l8, l981 (filed as Exhibit (l0)(v) to Form 8 dated

               August 11, l983, incorporated herein by reference)



       (iii) Agreement between Henkel GmbH (now Henkel KGaA) and

               the Company dated July 3l, l974 (filed as

               Exhibit (l0)(vi) to Form 8 dated August 11, l983,

               incorporated herein by reference)



        (iv) Agreement between Henkel KGaA and the Company dated

               November l6, 1981 (filed as Exhibit (l0)(vii) to
Form 8

               dated August 11, l983, incorporated herein by reference)



         (v) Agreement between Henkel KGaA and the Company dated

               July 16, 1986 (filed as Exhibit B to Current
Report on

               Form 8-K for March 19, 1987, incorporated herein by

               reference)



        (vi) Agreement between Henkel KGaA and the Company dated

               March 18, 1987 (filed as Exhibit A to Current
Report

               on Form 8-K for March 19, 1987, incorporated herein

               by reference)



       (vii) Agreement between Henkel KGaA and the Company dated

               January 16, 1992 (filed as Exhibit 10(xi) to the
Annual

               Report on Form 10-K for the year ended June 30, 1992,

               incorporated herein by reference)



      (viii)   Supplemental Executive Retirement Plan dated July
17,

               1991 (filed as Exhibit 10(x) to the Annual Report on

               Form 10-K for the year ended June 30, 1993, incorporated

               herein by reference)



        (ix)   1993 Directors' Stock Option Plan dated November
17, 1993

               (filed as Exhibit 10(xi) to the Annual Report on
Form

               10-K for the year ended June 30, 1994,
incorporated

               herein by reference)



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

               incorporated herein by reference)



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



       (xv)    The Clorox Company 1996 Executive Incentive

               Compensation Plan (filed as Exhibit 10(xvi) to the

               Annual Report on Form 10-K for the year ended

               June 30, 1996, incorporated herein by reference)



      (xvi)    The Clorox Company Employee Retirement Investment
Plan,

               formerly The Clorox Company Value Sharing Plan

               Investment Plan (Exhibit 4.3 to Amendment No. 2 dated

               July 12, 1996 to Registration Statement on Form
S-8

               No. 33-41131 dated June 10, 1991, incorporated herein

               by reference)



      (xvii)   The Clorox Company Independent Directors'
Stock-Based

               Compensation Plan (filed as Exhibit 10 (xix) to the

               Annual Report on Form 10-K for the year ended
June 30,

               1997, incorporated herein by reference)



     (xviii)   Agreement and Plan of Reorganization and Merger
by

               and among The Clorox Company, Pennant, Inc. and

               First Brands Corporation (Appendix A to
Registration

               Statement on Form S-4 No. 333-69455 dated

               December 22, 1998, incorporated herein by reference)



   (13)        Excerpts of 1999 Annual Report to Stockholders



   (21)        Subsidiaries of the Company



   (23)        Independent Auditors' Consents



         (i)   Deloitte & Touche LLP Independent Auditors'
Consent



        (ii)   KPMG LLP Independent Auditors' Consent



   (24)        Power of Attorney (see pages 17-18)



   (27)        Financial Data Schedule





SIGNATURES



Pursuant to the requirements of Section l3 or l5(d) of the

Securities Exchange Act of l934, the registrant has duly

caused this report to be signed on its behalf by the

undersigned, thereunto duly authorized.



      THE CLOROX COMPANY

Date:  September 15, 1999      By: /s/ G. C. Sullivan

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











Signature                              Title
            Date

----------
-------------------------------------        -------------


/s/G. C. Sullivan                 Chairman of the Board &
Director        September 15, 1999

G. C.  Sullivan                   (Chief Executive Officer)



/s/D. Boggan, Jr.                 Director
         September 15, 1999

D. Boggan, Jr.



/s/J. W. Collins                  Director
         September 15, 1999

J. W. Collins



/s/U. Fairchild                   Director
         September 15, 1999

U. Fairchild



/s/T. M. Friedman                 Director
         September 15, 1999

T. M. Friedman



/s/J. Manchot                     Director
         September 15, 1999

J. Manchot



/s/R. W. Matschullat              Director
         September 15, 1999

R. W. Matschullat



                                  Director
         September 15, 1999

Dean O. Morton



/s/K. Morwind                     Director
         September 15, 1999

K. Morwind



/s/E. L. Scarff                   Director
         September 15, 1999

E. L. Scarff



/s/L. R. Scott                    Director
         September 15, 1999

L. R. Scott



                                  Director
         September 15, 1999

C. A. Wolfe



/s/K. M. Rose                     Group Vice President -
         September 15, 1999

K. M. Rose                        Chief Financial Officer

                                  (Principal Financial Officer)



/s/H. J. Salvo, Jr.               Vice President-Controller
         September 15, 1999

H. J. Salvo, Jr.                  (Principal Accounting Officer)




