Form 10-Q
period 1999-09-30
CLOROX CO /DE/
filed 1999-11-12
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               Form 10-Q



 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

---      SECURITIES SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period ended September 30, 1999

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



1221 Broadway - Oakland, California            94612 -1888

---------------------------------------------------------------

(Address of principal executive offices)



 Registrant's telephone number,               (510)-271-7000

(including area code)                       ---------------------





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



          Yes         X           No




As of September 30, 1999 there were 236,403,373 shares

outstanding of the registrant's common stock (par value $1.00),

the registrant's only outstanding class of stock.



















     Total  pages 12                                       1

                   THE CLOROX COMPANY









PART 1.   Financial Information                            Page
No.

          ---------------------
---------



 Item 1.  Financial Statements



          Condensed Statements of Consolidated Earnings


            Three Months Ended September 30, 1999 and 1998
3



          Condensed Consolidated Balance Sheets

            September 30, 1999 and June 30, 1999
4



          Condensed Statements of Consolidated Cash Flows


            Three Months Ended September 30, 1999 and 1998
5



          Notes to Condensed Consolidated Financial Statements
6-8



 Item 2.  Management's Discussion and Analysis of Results of


            Operations and Financial Condition
9-12







                          PART I - FINANCIAL INFORMATION

                           Item 1. Financial Statements

                        The Clorox Company and Subsidiaries

                   Condensed Statements of Consolidated Earnings

                 (In millions, except share and per-share amounts)




        Three Months Ended


----------------------------------


   9/30/99                9/30/98


-----------            -----------




Net Sales
$     942                $   965


-----------            -----------

Costs and Expenses


     Cost of products sold
      462                    458



     Selling, delivery and administration
      182                    191



     Advertising
      116                    115



     Research and development
       14                     14



     Merger, integration and restructuring
        2                      -





     Interest expense
       23                     28



     Other expense, net
        6                      1


-----------            -----------



          Total costs and expenses
      805                    807


-----------            -----------



Earnings before income taxes
      137                    158



Income taxes
       50                     58


-----------            -----------

Net Earnings
$      87                $   100


===========            ===========



Earnings per Common Share


     Basic
$    0.37                $  0.42

     Diluted
     0.36                   0.42



Weighted Average Shares Outstanding  (in thousands)


     Basic
  237,020                234,458

     Diluted
  240,578                238,968



Dividends per Share
$    0.20                $  0.17







See Notes to Condensed Consolidated Financial Statements.     3








                          PART I - FINANCIAL INFORMATION
(Continued)

                               Item 1. Financial Statements

                             The Clorox Company and Subsidiaries

                            Condensed Consolidated Balance Sheets

                                      (In millions)




 9/30/99                6/30/99


-------------          -------------


ASSETS

---------

     Current Assets

          Cash and short-term investments
$     209             $    132

          Receivables, net
     580                  610

          Inventories
     320                  319

          Prepaid expenses and other
      20                   29

          Deferred income taxes
      25                   26


-------------          -------------

               Total current assets
   1,154                  1,116



     Property, Plant and Equipment - Net
   1,049                  1,054



     Brands, Trademarks, Patents and Other Intangibles - Net
   1,485                  1,497



     Investments in Affiliates
     109                    104



     Other Assets
     364                    361


-------------          -------------



     Total
$    4,161             $   4,132


=============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY


     Current Liabilities


          Accounts payable
$     205             $      206

          Accrued liabilities
     318                    350

          Accrued merger, integration, and restructuring
      14                     23

          Short-term debt and notes payable
     711                    734

          Income taxes payable
      58                     48

          Current maturities of long-term debt
       8                      7


-------------          -------------

               Total current liabilities
   1,314                  1,368



     Long-term Debt
     704                    702



     Other Obligations
     193                    255



     Deferred Income Taxes
     228                    237



     Stockholders' Equity


          Common stock
     250                    250

          Additional paid-in capital
     128                     50

          Retained earnings
   1,891                  1,842

          Treasury shares, at cost
    (367)                  (392)

          Accumulated other comprehensive loss
    (165)                  (160)

          Other
     (15)                   (20)


-------------          -------------

               Stockholders' Equity
   1,722                  1,570


-------------          -------------

     Total
$   4,161             $    4,132


=============          =============




See Notes to Condensed Consolidated Financial Statements.

                      PART I - FINANCIAL INFORMATION (Continued)

                          Item 1.  Financial Statements

                        The Clorox Company and Subsidiaries

                  Condensed Statements of Consolidated Cash Flows

                                  (In millions)




           Three Months Ended


     ------------------------------------


       9/30/99                  9/30/98


     -------------           ------------




Operations:

      Net earnings
     $      87               $      100

      Adjustments to reconcile to net cash provided

       by operating activities:


            Depreciation and amortization
            48                       48

            Deferred income taxes
             2                        3

            Other
            (4)                      (3)

            Effects of changes in (excluding effects of

             businesses purchased):


                  Accounts  receivable
            30                      101

                  Inventories
             1                       (1)

                  Prepaid expenses and other
             8                        5

                  Accounts payable
            (1)                     (60)

                  Accrued liabilities
           (32)                     (97)

                  Accrued merger, integration, and restructuring
            (9)                       -

                  Income taxes payable
            10                       46


     -------------           ------------



                  Net cash provided by operations
           140                      142


     -------------           ------------



Investing Activities:


      Property, plant and equipment
           (24)                     (31)

      Businesses purchased
            (7)                     (91)

      Other
           (14)                     (34)


     -------------           ------------



                  Net cash used for investing
           (45)                    (156)


     -------------           ------------





Financing Activities:


      Credit facilities and short-term debt repayments, net
           (26)                     (45)

      Long-term debt and other borrowings
            13                      149

      Long-term debt and other repayments
            (2)                      (3)

      Cash dividends
           (47)                     (41)

      Treasury stock purchased
           (49)                     (28)

     Termination of share repurchase and options contracts
            82                        -

      Issuance of common stock under employee stock plans and
other          10                        7


     -------------           ------------

                  Net cash provided by (used for) financing
           (19)                      39



Effect of exchange rate changes on cash
             1                        1

Net Increase in Cash and Short-Term Investments
            77                       26

Cash and Short-Term Investments:


      Beginning of period
           132                      102


     -------------           ------------

      End of period
     $     209               $      128


     =============           ============









See Notes to Condensed Consolidated Financial Statements.
                      5








         PART I - FINANCIAL INFORMATION (Continued)

             Item 1.  Financial Statements

           The Clorox Company and Subsidiaries

    Notes to Condensed Consolidated Financial Statements

     (In millions, except share and per-share amounts)





(1) The condensed consolidated financial information for the three months ended September 30, 1999 and 1998 is unaudited but,

in the opinion of management, includes all adjustments
(consisting

of normal recurring and merger related accruals) necessary for a fair presentation of the consolidated results of operations,

financial position, and cash flows of The Clorox Company and its subsidiaries (the "Company").  The Company's results reflect the

January 29, 1999 merger with First Brands Corporation ("First

Brands"). The merger was accounted for as a pooling of interests and all historical financial information has been restated to include First Brands.  The results for the three months ended

September 30, 1999 and 1998 should not be considered as necessarily indicative of the annual results for the respective years.





(2) Inventories at September 30, 1999 and at June 30, 1999

consisted of:



                                            9/30/99       6/30/99

                                           ---------    ---------



     Finished goods and work in process    $  219        $  220


     Raw materials and supplies               101            99


                                           ---------    ---------

          Total                            $  320        $  319

                                           =========
=========







(3) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding each period.

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



                                      Weighted

                                   Average Number

                                 of Shares Outstanding

                               -------------------------

                                  Three Months Ended

                               -------------------------

                                9/30/99         9/30/98

                               ----------     ----------



     Basic                      237,020         234,458



     Stock options                3,539           4,348



     Other                           19             162

                               ----------     ----------



     Diluted                    240,578         238,968

                               ==========     ==========



              PART I - FINANCIAL INFORMATION (Continued)

                  Item 1.  Financial Statements

                The Clorox Company and Subsidiaries

         Notes to Condensed Consolidated Financial Statements

           (In millions, except share and per-share amounts)





(4) Comprehensive income for the Company includes net income and foreign currency translation adjustments that are excluded from net income but included as a component of total stockholders'

equity.  Comprehensive income for the three months ended

September 30, 1999 and 1998 is as follows:



                                 Three Months Ended

                          -----------------------------------

                            9/30/99                  9/30/98

                          -----------              ----------



     Net Earnings         $    87                  $   100



     Other comprehensive

      loss:

        Foreign currency

        translation

        adjustments           (5)                     (22)

                          -----------              ----------



     Comprehensive

      Income             $    82                   $   78







(5) On January 29, 1999, the Company completed a merger with

First Brands.  Related merger, integration, restructuring

and asset impairment charges through September 30, 1999 are

as follows:





                                      Merger
                      Asset

                                  and Integration
Restructuring    Sub-Total   Impairment    Total

                                ----------------------
-------------    ---------  -----------    ----------


Provision for merger,

 integration, restructuring,

 and asset impairment:

  For the year ended

    June 30, 1999                    $    36                 $
53        $    89     $    91      $   180

  For the three months ended


    September 30, 1999                     1
 1              2           -            2

                                ----------------------
-------------    ---------  -----------    ----------

Total provision for merger,

 integration, restructuring

 and asset impairment through

   September 30, 1999                     37
54             91     $    91      $    182


                     ==========    ==========

Total paid through

   September 30, 1999                    (33)
(44)           (77)

                                ----------------------
-------------    ---------

Accrued liability as of

   September 30, 1999                $     4                 $
10        $    14

                                ======================
=============    =========






 Total merger, integration, restructuring and asset impairment costs are now estimated to be approximately $210.  Of such

estimated merger-related and asset impairment costs, $182 has been recognized to date and $8 of obsolete First Brands'

inventory was written off in 1999.  The Company expects to

incur an additional $20 over the remainder of the fiscal year and such costs will be recognized and reported as merger and restructuring costs as incurred.



            PART I - FINANCIAL INFORMATION (Continued)

                Item 1.  Financial Statements

              The Clorox Company and Subsidiaries

          Notes to Condensed Consolidated Financial Statements

           (In millions, except share and per-share amounts)





(6) As a result of several recent executive promotions and

management realignments, operating segment information has

been revised to reflect the Company's current organizational structure and management responsibilities.  The Company's

operating segments are as follows:



Household Products:  Includes cleaning, bleach and other home care products, professional products, and water filtration

products marketed in the United States and Canada.



U. S. Specialty Products:  Includes charcoal, automotive care,

cat litter, insecticides, dressings, sauces, and food storage and disposal categories.



International:  Includes operations outside the United States and Canada.



Corporate, Interest and Other:  Includes certain non-allocated administrative and sales costs, goodwill amortization,

interest income, interest expense, merger, integration and

restructuring, and other income and expense.



Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating

decision maker.  The following table shows operating segment information.



                                                  Earnings

                           Net Sales         Before Income Taxes

                    ---------------------
-------------------------

                      Three Months Ended      Three Months Ended

                    ---------------------
-------------------------

                     9/30/99     9/30/98    9/30/99      9/30/98

                    ---------   ---------  ----------  ----------



Household Products  $   401     $   415     $  132      $  136

U.S. Specialty

 Products               404         409         97         101

International           137         141         13           9

Corporate, Interest

 and Other                -           -       (105)        (88)

                    ---------   ---------  ----------  ----------

 Total Company       $   942     $   965     $  137     $  158

                    =========   =========  ==========
==========







(7) In September 1999, in response to recent declines in the

Company's stock price, the Board of Directors authorized a

common stock repurchase program intended to reduce or eliminate dilution when shares are issued in accordance with the Company's various stock compensation plans.  The Company had canceled a prior share repurchase program (previously authorized in

September 1996, by the Board of Directors to offset the

dilutive effects of employee stock exercises) when it merged with First Brands.  Additionally, on September 15, 1999, the

Company closed share repurchase agreements and options

contracts realizing cash proceeds of approximately $82.

The Company entered into two new share repurchase transactions whereby the Company contracted for future delivery of 2,260,000 shares on September 15, 2002 and 2,260,000 shares on September
15,

2004, each for a strike price of $43 per share.





             PART I - FINANCIAL INFORMATION (Continued)

           Item 2.  Management's Discussion and Analysis of

             Results of Operations and Financial Condition



                     Results of Operations



      Comparison of the Three Months Ended September 30, 1999

          with the Three Months Ended September 30, 1998



Diluted earnings per share decreased 14% to 36 cents from 42 cents a year ago and net earnings declined 13% to $87 million from
$100

million a year ago.  The Company's results reflect the January
29,

1999 merger with First Brands Corporation ("First Brands").  The merger was accounted for as a pooling of interests and all

historical financial information has been restated to include

First Brands.



Net sales decreased 2% to $942 million.  The decline resulted primarily from lower household products shipments which in the prior year were buoyed by the extraordinary success achieved from launching

Tilex Fresh Shower and Pine Sol cleaners, and an increase in international promotional activities in the current period.
These

declines are partially offset by the recent introduction of new products such as Clorox Disinfecting Spray, Liquid-Plumr Foaming
Pipe

Snake, Clorox FreshCare fabric refresher, and Clorox Advantage bleach, strong volume performance from the Company's charcoal business, increased volumes from the Korean Homekeeper

insecticide business acquired in calendar year 1998, and growth in Australia and New Zealand.



Cost of products sold as a percentage of sales increased to

49.0% as compared to 47.5% in the year ago period due to higher resin prices.  The Company was able to somewhat soften the

impact of higher resin prices through its domestic and international cost savings initiatives.



Selling, delivery and administrative expenses decreased

approximately 5% from the prior year period, reflecting a savings on both domestic and international commission expense mostly due to the consolidation of the Company's broker network, and a

reduction in headcount due to the combination of the Clorox and

First Brands headquarters in Oakland, California.



Advertising expense was virtually unchanged from the year ago period.  Increased media spending to support First Brands'

businesses and the recent introduction of new products was offset by savings from changing certain First Brands couponing practices.



Merger, integration and restructuring of approximately $2 million primarily reflect relocation expenses and retention bonuses paid to former First Brands employees.  The Company expects to incur an additional $20 million over the remainder of the fiscal year and such costs will be recognized and reported as merger and restructuring costs as incurred.



Interest expense decreased from the prior year due to the

refinancing of former First Brands debt at lower interest rates made possible by Clorox's more favorable credit rating.



Other expense, net increased approximately $5 million versus the year ago period primarily due to lower interest and equity income.





        PART I - FINANCIAL INFORMATION (Continued)

     Item 2.  Management's Discussion and Analysis of

       Results of Operations and Financial Condition



             Liquidity and Capital Resources





The Company's financial position and liquidity remain strong due to cash provided by operations during the quarter.  The

declines in accounts receivable, accounts payable and accrued liabilities from June 30, 1999 are partly reflective of lower volumes as well as normal seasonality experienced by some of the Company's businesses.



In September 1999, in response to recent declines in the Company's stock price, the Board of Directors authorized a common stock repurchase program intended to reduce or eliminate dilution

when shares are issued in accordance with the Company's various stock compensation plans.  The Company had canceled a prior

share repurchase program (previously authorized in September
1996,

by the Board of Directors to offset the dilutive effects of

employee stock exercises) when it merged with First Brands.

Additionally, on September 15, 1999, the Company terminated existing share repurchase agreements and options contracts realizing

cash proceeds of approximately $82 million.  On the same day,

the Company entered into two new share repurchase transactions whereby the Company contracted for future delivery of 2,260,000 shares on September 15, 2002 and 2,260,000 shares on September
15,

2004, each for a strike price of $43 per share.



Management believes the Company has access to additional capital through existing lines of credit and from public and private sources should the need arise.







Year 2000 Compliance



Many financial information and operations systems used today may be unable to interpret dates after December 31, 1999 because these systems allow only two digits to indicate the year in a date.

Consequently, these systems may not distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of information processing.  This issue is commonly referred to as the "Year
2000"

or "Y2K" problem.



In 1997, the Company established a comprehensive corporatewide program to address Y2K issues. This effort encompasses software,

hardware, electronic data interchange, networks, personal

computers, manufacturing and other facilities, embedded chips,

century certification, supplier and customer readiness, contingency planning and domestic and international operations. Following the

Company's January 29, 1999 merger with First Brands, the Company has incorporated First Brands (since renamed The Glad Products
Company)

and its subsidiaries into the Company's comprehensive Y2K compliance program.



As of September 30, 1999, the Company has completed all of its Y2K compliance efforts on all of its critical United States and Canadian business systems through retirement, upgrades or replacements, and has century certified these systems through testing. The upgrade or replacement of the Company's critical international systems is 95%

complete as of September 30, 1999.  The target to complete all remaining key international Y2K work is during the fourth calendar quarter. The Company has completed all of its compliance efforts for critical plant floor equipment, instrumentation and facilities and its third party assessment for all of its operations.  The
Company

has also requested a Y2K contract warranty in many new key contracts.



If necessary modifications and conversions by the Company are not made on a timely basis, or if key third parties are not Y2K compliant,

Y2K problems could have a material adverse effect on the Company's business, financial condition and operations. The Company's most reasonably likely worst case scenario is a regional utility failure that would interrupt manufacturing operations and distribution centers in the affected region.  To





       PART I - FINANCIAL INFORMATION (Continued)

    Item 2.  Management's Discussion and Analysis of

       Results of Operations and Financial Condition





mitigate this risk, and to address the possible uncertainty of whether the Company has solved all potential Y2K issues, the

Company has developed contingency plans for its critical

operations and third party relationships, including key

customers, suppliers and other service providers.  The Company has completed all of its written contingency plans, except for its international operations which are scheduled to be finalized during the fourth calendar quarter.  During the final quarter of calendar year 1999, the Company will implement many of the details of the documented contingency plans, such as testing and execution of contingency plans, and establishing a command center to monitor activities, resolve issues and communicate status information as the Company enters the new year.



Y2K costs are expensed as incurred and funded through operating cash flows. Through September 30, 1999, the Company has expensed incremental remediation costs of $19.6 million with remaining incremental remediation costs estimated at $2.8 million.  In addition, through September 30, 1999, the Company has expensed accelerated strategic upgrade costs of $18.7 million with

anticipated remaining accelerated strategic upgrade costs of

$0.8 million.  The Company spent approximately 6.4% of its 1999 fiscal year information technology budget, and expects to spend approximately 3.6% of its fiscal year 2000 budget, on Y2K

remediation issues.  The Company has not deferred any critical information technology projects because of its Year 2000 program efforts, which are primarily being addressed through a joint team of the Company's business and information technology resources.



Time and cost estimates are based on currently available

information and could be affected by the ability to correct all relevant computer codes and equipment, and the Y2K readiness of the Company's business partners, among other factors.  Given the inherent risks and required resources for a project of this

magnitude, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurance that the Y2K program will be completed on schedule or within budget.





      PART I - FINANCIAL INFORMATION (Continued)

     Item 2.  Management's Discussion and Analysis of

      Results of Operations and Financial Condition





             Cautionary Statement



Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future growth, profitability, expectations, plans or objectives,

are forward-looking statements based on management's estimates,

assumptions and projections.  These forward-looking statements are subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes.  Important factors that could affect performance and cause results to differ materially from

management's expectations are described in "Forward-Looking

Statements and Risk Factors" in the Company's Annual Report on

Form 10-K for the year ending June 30, 1999, and in the Company's subsequent SEC filings.  Those factors include, but are not

limited to, marketplace conditions and events, the Company's costs,

risks inherent in litigation and international operations, the success of new products, the integration of acquisitions and mergers, including First Brands, and environmental, regulatory and intellectual property matters.





                S I G N A T U R E





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   THE CLOROX COMPANY

                                   (Registrant)









DATE November 9, 1999          BY /s/ GREGORY S. FRANK

                                  Gregory S. Frank

                                  Vice-President - Controller