Form 10-Q/A
period 1999-09-30
CLOROX CO /DE/
filed 1999-11-15
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                      AMENDMENT NO. 1 TO FORM 10-Q

FORM 10-Q/A
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 1999

OR  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transmission period from             to
                                 ----------     ----------

Commission file number 1-07151

                            THE CLOROX COMPANY
---------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     DELAWARE                                   31-0595760
---------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

1221 Broadway, Oakland, CA                     94612-1888
---------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number,                 (510) 271-7000
including area code

---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



THIS AMENDMENT IS BEING FILED SOLELY TO CORRECT CERTAIN FORMATTING ERRORS IN THE FORM 10-Q FOR THE CLOROX COMPANY FOR THE FISCAL
QUARTER ENDED SEPTEMBER 30, 1999, AS FILED ON THE EDGAR SYSTEM ON
NOVEMBER 12. 1999.  THERE ARE NO SUBSTANTIVE CHANGES TO THE
ORIGINAL FILING BEING MADE VIA THIS AMENDMENT.  THE AMENDED
FORM 10-Q, WITH ALL EXHIBITS THERETO, IS ATTACHED HERETO IN
ITS ENTIRETY, WITH THE FORMATTING ERRORS CORRECTED.




 SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE CLOROX COMPANY


Date:  November 15, 1999                     /S/ PETER D. BEWLEY, ESQ.
                                             ----------------------
                                             By: P. D. Bewley, Senior
                                             Vice President -
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

10
       PART I - FINANCIAL INFORMATION (Continued)
    Item 2.  Management's Discussion and Analysis of
       Results of Operations and Financial Condition

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