Form 10-Q
period 1999-12-31
CLOROX CO /DE/
filed 2000-02-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1999
                                      -----------------
                              or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 1-07151
                       -------


                       THE CLOROX COMPANY
      (Exact name of registrant as specified in its charter)

     Delaware                                     31-0595760
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or organization)                  Identification number

1221 Broadway - Oakland, California              94612 - 1888
(Address of principal executive offices)

Registrant's telephone number,                  (510) 271-7000
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


Yes  X          No

As of December 31, 1999 there were 236,516,258 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY


PART I.     Financial Information                                Page No.
            ---------------------                                --------

            Item 1.  Financial Statements

            Condensed Statements of Consolidated Earnings
              Three Months and Six Months Ended
              December 31, 1999 and 1998                            3

            Condensed Consolidated Balance Sheets
               December 31, 1999 and June 30, 1999                  4

            Condensed Statements of Consolidated Cash Flows
               Six Months Ended December 31, 1999 and 1998          5

            Notes to Condensed Consolidated Financial
            Statements                                             6 - 9

            Item 2.  Management's Discussion and
            Analysis of Results of Operations and Financial
            Condition                                              10-12


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company and Subsidiaries
Condensed Statements of Consolidated Earnings
(In millions, except share and per-share amounts)





                                                          Three Months Ended             Six Months Ended
                                                          ---------------------          ---------------------
                                                          12/31/99     12/31/98          12/31/99     12/31/98
                                                          --------     --------          --------     --------

Net Sales                                                 $  954       $  947            $  1,896     $  1,912

Cost and Expenses

  Cost of products sold                                      478          459                 940          917

  Selling, delivery and administration                       192          201                 374          392

  Advertising                                                110          122                 226          237

  Research and development                                    15           15                  29           30

  Merger, integration and restructuring                        6            -                   8            -

  Interest expense                                            23           25                  46           53

  Other expense, net                                          10            7                  16            7
                                                          --------     --------          --------     --------

    Total costs and expenses                                 834          829               1,639        1,636
                                                          --------     --------          --------     --------

Earnings before income taxes                                 120          118                 257         276

Income taxes                                                  44           44                  94         102
                                                          --------     --------          --------     --------

Net Earnings                                              $   76       $   74            $    163     $   174
                                                          ========     ========          ========     ========


Earnings per Common Share
  Basic                                                   $ 0.32       $ 0.32            $   0.69     $  0.74
  Diluted                                                   0.32         0.31                0.68        0.73

Weighted Average Shares Outstanding (in thousands)
  Basic                                                    236,475      234,588           236,747      234,522
  Diluted                                                  239,737      239,598           240,211      239,348

Dividends per Share                                       $ 0.20      $ 0.18             $   0.40     $  0.35



See Notes to Condensed Consolidated Financial Statements.



PART I - FINANCIAL INFORMATION (Continued)
Item 1. Financial Statements
The Clorox Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)


                                                                    12/31/99          6/30/99
                                                                    --------          -------

ASSETS
------
  Current Assets
    Cash and short-term investments                                 $    159          $   132
    Receivables, net                                                     575              610
    Inventories                                                          359              319
    Prepaid expenses and other                                            23               29
    Deferred income taxes                                                 24               26
                                                                    --------          -------
      Total current assets                                             1,140            1,116

  Property, Plant and Equipment - Net                                  1,061            1,054

  Brands, Trademarks, Patents and Other Intangibles - Net              1,489            1,497

  Investments in Affiliates                                              115              104

  Other Assets                                                           347              361
                                                                    --------          -------

  Total                                                             $  4,152          $ 4,132
                                                                    ========          =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current Liabilities
    Accounts payable                                                $   214           $   206
    Accrued liabilities                                                 325               350
    Accrued merger, integration, and restructuring                       12                23
    Short-term debt and notes payable                                   697               734
    Income taxes payable                                                 36                48
    Current maturities of long-term debt                                 12                 7
                                                                    --------          -------
      Total current liabilities                                       1,296             1,368

  Long-term Debt                                                        695               702

  Other Obligations                                                     186               255

  Deferred Income Taxes                                                 230               237

  Stockholders' Equity
    Common stock                                                        250               250
    Additional paid-in capital                                          128                50
    Retained earnings                                                 1,923             1,842
    Treasury shares, at cost                                           (374)             (392)
    Accumulated other comprehensive loss                               (161)             (160)
    Other                                                               (21)              (20)
                                                                    --------          -------
      Stockholders' equity                                            1,745             1,570
                                                                    --------          -------

  Total                                                             $ 4,152           $ 4,132
                                                                    ========          =======

See Notes to Condensed Consolidated Financial Statements.




PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Condensed Statements of Consolidated Cash Flows
(In millions)


                                                                        Six Months Ended
                                                              ------------------------------------
                                                                   12/31/99           12/31/98
                                                              ------------------ -----------------
Operations:
  Net earnings                                                $        163       $        174
  Adjustments to reconcile to net cash provided by
  operating activities:
    Depreciation and amortization                                       98                 97
    Deferred income taxes                                                9                  4
    Other                                                                3                 (7)
    Changes in (excluding effects of businesses purchased):
      Accounts receivable                                               36                 89
      Inventories                                                      (38)               (11)
      Prepaid expenses and other                                         6                  6
      Accounts payable                                                   8                (68)
      Accrued liabilities                                              (23)               (99)
      Accrued merger, integration, and restructuring                   (11)                (9)
      Income taxes payable                                             (12)                32
                                                              ------------------ -----------------

      Net cash provided by operations                                  239                208


Investing Activities:
  Purchases of property, plant and equipment                          (67)                (69)
  Proceeds from disposals of property, plant and equipment              3                   4
  Businesses purchased                                                (31)               (111)
  Other                                                               (27)                (46)
                                                              ------------------ -----------------

      Net cash used for investing                                    (122)               (222)

Financing Activities:
  Credit facilities and short-term debt repayments, net               (37)                (69)
  Long-term debt and other borrowings                                  14                 201
  Long-term debt and other repayments                                 (12)                 (6)
  First Brands receivables financing program, net                       -                 (15)
  Cash dividends                                                      (95)                (82)
  Treasury stock purchased                                            (51)                (33)
  Settlement of share repurchase and options contracts                 82                   -
  Issuance of common stock for employee stock plans and other           8                  41
                                                              ------------------ -----------------

      Net cash provided by (used for) financing                       (91)                 37
                                                              ------------------ -----------------

Effect on cash of exchange rate changes                                 1                   -
Net increase in cash and short-term investments                        27                  23
Cash and short-term investments:
  Beginning of period                                                 132                 102
                                                              ------------------ -----------------

  End of period                                               $       159        $        125

See Notes to Condensed Consolidated Financial Statements.


Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)


1) The condensed consolidated financial statements for the three and six months ended December 31, 1999 and 1998 has not been audited but, in the opinion of management, include all adjustments (consisting of normal recurring and merger related accruals) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows of The Clorox Company and its subsidiaries (the "Company"). The Company's results reflect the January 29, 1999 merger with First Brands Corporation ("First Brands"). The merger was accounted for as a pooling of interests and all historical financial information has been restated to include First Brands. The results for the three and six months ended December 31, 1999 and 1998 should not be considered as necessarily indicative of the annual results for the respective years.


2) Inventories at December 31, 1999 and at June 30, 1999 consisted of:

                                         12/31/99       6/30/99
                                       ------------   ------------
Finished goods and work in process     $    248       $    220
Raw materials and supplies                  111             99
                                       ------------   ------------

  Total                                $    359       $    319
                                       ============   ============


3) International acquisitions since June 30, 1999 totaled $31 and were funded using a combination of cash and debt. These acquisitions included an increase in ownership to 100% in Tecnoclor, S.A. in Colombia (previously 72% owned and fully consolidated) and a rubber glove business purchased in Australia.


4) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding each period.
Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The weighted average number of shares outstanding (denominator) used to calculate basic EPS is reconciled to those used in calculating diluted EPS as follows (in thousands):


                          Weighted Average Number of Shares Outstanding
                          ---------------------------------------------
                          Three Months Ended           Six Months Ended
                          ------------------          ------------------
                          12/31/99  12/31/98          12/31/99  12/31/98
                          --------  --------          --------  --------

Basic                      236,475   234,588           236,747  234,522

Stock options                3,225     4,932             3,428    4,744

Other                           37        78                36       82
                          --------  --------          --------  --------

Diluted                    239,737   239,598           240,211  239,348
                          ========  ========          ========  ========


PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)


5) Comprehensive income for the Company includes net income and foreign currency translation adjustments that are excluded from net income but included as a separate component of total stockholders' equity.
Comprehensive income for the three and six months ended December 31, 1999 and 1998 is as follows:


                                             Three Months Ended                Six Months Ended
                                           ----------------------            --------------------
                                           12/31/99      12/31/98            12/31/99    12/31/98
                                           ---------     ---------           ---------   ---------

Net Earnings                               $   76        $   74              $   163     $   174
Other comprehensive income (loss):
  Foreign currency translation adjustments      4             8                   (1)        (14)
                                           ---------     ---------           ---------   ---------


  Total                                    $   80        $   82              $   162     $   160
                                           =========     =========           ==========  =========



6) On January 29, 1999, the Company completed a merger with First Brands. Related merger, integration, restructuring and asset impairment charges through December 31, 1999 are as follows:


                                  Merger and                                      Asset
                                  Integration     Restructuring     Sub-Total     Impairment     Total
                                  -----------     -------------     ---------     ----------     ------

Provision for merger,
integration, restructuring,
and asset impairment:
  For the year ended
  June 30, 1999                     $36              $53             $89            $91          $180

  For the six months ended
  December 31, 1999                   6                2               8             -              8
                                  -----------     -------------     ---------     ----------     ------

Total provision for merger,
integration, restructuring and
asset impairment through
December 31, 1999                    42               55              97           $91           $188
                                                                                  ==========     ======

Total paid through
December 31, 1999                   (37)             (48)            (85)
                                  -----------     -------------     ---------

Accrued liability as of
December 31, 1999                    $5               $7             $12
                                  ===========     =============     =========


Total merger, integration, restructuring and asset impairment costs are estimated to be approximately $210, including $196 recognized through December 31, 1999 (includes $8 of obsolete inventory written off to cost of sales).  The Company expects to incur approximately an additional
$14 over the remainder of the fiscal year and such costs will be expensed as merger, integration and restructuring costs as incurred.



PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)


7) The Company's operating segments are as follows:

Household Products: Includes cleaning, bleach and other home care products, and water filtration products marketed in the United States and all products marketed in Canada.

U. S. Specialty Products: Includes charcoal, automotive care, cat litter, insecticides, dressings, sauces, professional products and food storage and disposal categories.

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



                                                 Net Sales
                                 ------------------------------------------
                                  Three Months Ended     Six Months Ended
                                 ---------------------  -------------------
                                  12/31/99  12/31/98     12/31/99  12/31/98
                                 ---------  --------     --------  --------

Household Products                $  388    $  381       $  789    $   796
U.S. Specialty Products              400       403          804        812
International                        166       163          303        304
                                 ---------  --------     --------  --------
Total Company                     $  954    $  947       $1,896    $ 1,912
                                 =========  ========     ========  ========


                                         Earnings Before Income Taxes
                                 ------------------------------------------
                                  Three Months Ended     Six Months Ended
                                 ---------------------  -------------------
                                  12/31/99  12/31/98     12/31/99  12/31/98
                                 ---------  --------     --------  --------

Household Products                $  120     $  122       $  252   $  258
U.S. Specialty Products               93         90          190      191
International                         26         17           39       26
Corporate, Interest and Other       (119)      (111)        (224)    (199)
                                 ---------  --------     --------  --------
Total Company                     $  120     $  118       $  257   $  276
                                 =========  ========     ========  ========


As a result of several executive promotions and management realignments which occurred after June 30, 1999, operating segment information for years ending June 30, 1999 and June 30, 1998 has been restated to reflect the Company's current organizational structure and management responsibilities. The restated information is as follows:



PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)


(CAPTION>

                                                  U.S.                           Corporate
                          Fiscal    Household    Specialty                       Interest &     Total
                           Year     Products     Products      International      Other        Company
                          -------- -----------  -----------   ---------------   ------------  ----------

Net Sales                 1999     $1,439       $1,856        $   708           $    -        $4,003
                          1998      1,376        1,796            726                -         3,898

Earnings before Tax       1999        496          456             54              (576)         430
                          1998        440          426             96              (406)         556

Identifiable Assets       1999      1,253        1,251          1,020               608        4,132
                          1998      1,192        1,138          1,025               710        4,065

Capital Spending          1999         55           64             27                30          176
                          1998         32           99             33                26          190

Depreciation and          1999         42           68             41                51          202
Amortization              1998         43           61             40                38          182

Interest Expense          1999          -           -               -                97           97
                          1998          -           -               -               104          104



8) In September 1999, in response to declines in the Company's stock price in the first quarter, the Board of Directors authorized a common stock repurchase and hedging program intended to reduce or eliminate dilution when shares are issued in accordance with the Company's various stock compensation plans. The Company had canceled a prior share repurchase and hedging program (previously authorized in September 1996 by the Board of Directors to offset the dilutive effects of employee stock exercises) when it merged with First Brands. From inception of the new program through December 31, 1999, a total of 1,123,000 shares were acquired at a cost of $51.




PART I - FINANCIAL INFORMATION (Continued)
Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations


Diluted earnings per share increased 3% to 32 cents and decreased 7% to 68 cents for the three and six months ended December 31, 1999, respectively. Net earnings increased 3% to $76 million and decreased 6% to $163 million for the three and six months ended December 31, 1999, respectively. The Company's results reflect the January 29, 1999 merger with First Brands Corporation ("First Brands"). The merger was accounted for as a pooling of interests and all historical financial information has been restated to include First Brands.

Net sales for the second quarter of fiscal 2000 increased 1% to $954 million mostly due to the results achieved from the Company's household products and international segments partially offset by lower net sales from the Company's U.S. specialty products segment. The increase in household product's net sales resulted mostly from the introduction of new products, such as Clorox Disinfecting Spray, Liquid-Plumr Foaming Pipe Snake, and Clorox FreshCare fabric refresher, partially offset by lower shipments of Brita water filtration systems driven by lower demand for pour-through pitchers, and a decrease in shipments of Clorox liquid bleach and Clorox 2 bleach. International net sales increases reflected higher shipments due to an increase in market share in the Brazilian bleach market and growth in Australia and New Zealand partly attributable to the acquisition of a rubber glove business in Australia; such increases were partially offset by currency devaluations experienced by some of the Company's Latin
American businesses. The U.S. specialty products segment's net sales decreased mostly due to the discontinuation of First Brands prior year promotional activities partially offset by higher shipments of charcoal products due to an extended season, and higher shipments of Hidden Valley bottled dressings resulting from strong demand for club-size products.

Net sales for the six month period ended December 31, 1999 decreased 1% to $1,896 million mostly due to the discontinuation of prior year First
Brands promotional activities, lower shipments of Tilex Fresh Shower due to higher volumes in the prior year during its launch, an increase in international promotional spending during the first quarter of fiscal 2000, and currency devaluations experienced by some of the Company's Latin American businesses. Partially offsetting these decreases were higher shipments from new product launches, the full year results of the Handi Wipes business acquired in the prior year, higher charcoal shipments and international growth.

Cost of products sold as a percentage of sales increased to 50.1% from 48.5% and increased to 49.6% from 48.0% for the three and six months ended December 31, 1999, respectively. These increases were mostly due to higher resin prices, somewhat offset by cost savings initiatives throughout the Company's domestic and international business units.

Selling, delivery, and administrative expenses decreased 4% to $192 million and decreased 5% to $374 million for the three and six months ended December 31, 1999, respectively, mostly from continued benefits from combining the former First Brands businesses with Clorox. These decreases reflect a savings from lower commission expense primarily due to the consolidation of the Company's broker network.

Advertising expense decreased 10% to $110 million and decreased 5% to $226 million for the three and six months ended December 31, 1999, respectively, mostly due to savings resulting from changing certain of First Brands couponing practices. These savings are partially offset by higher media spending to support former First Brands' businesses and the introduction of new products.

Merger, integration and restructuring for the six months ended
December 31, 1999 primarily reflect relocation expenses and retention bonuses paid to former First Brands employees and costs associated with the closure of First Brands distribution centers. The Company expects to incur approximately an additional $14 million over the remainder of the fiscal year and such costs will be expensed as merger, integration and restructuring costs as incurred.

Interest expense decreased to $23 million from $25 million and decreased to $46 million from $53 million for the three and six months ended December 31, 1999, respectively. The decreases are mostly due to the refinancing of former First Brands debt at lower interest rates made possible by Clorox's more favorable credit rating.

PART I - FINANCIAL INFORMATION (Continued)
Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

The Company's financial position and liquidity remain strong due to cash provided by operations during the quarter. Normal seasonal variations experienced by the Company's seasonal businesses and higher shipment volumes recorded in the fourth quarter of fiscal 1999 were the primary drivers causing reductions in receivables and accrued liabilities and the increase in inventories.

International acquisitions since June 30, 1999 totaled $31 million and were funded using a combination of cash and debt. These acquisitions included an increase in ownership to 100% (from 72%) in Tecnoclor, S.A. in Colombia and a rubber glove business purchased in Australia.

In September 1999, in response to declines in the Company's stock price in the first quarter, the Board of Directors authorized a common stock repurchase and hedging program intended to reduce or eliminate dilution when shares are issued in accordance with the Company's various stock compensation plans. The Company had canceled a prior share repurchase and hedging program (previously authorized in September 1996 by the Board of Directors to offset the dilutive effects of employee stock exercises) when it merged with First Brands. During the six month period ended December 31, 1999, a total of 1,123,000 shares were acquired at a cost of $51 million.

On September 15, 1999, the Company settled prior share repurchase agreements and options contracts realizing cash proceeds of approximately $82 million. On the same day, the Company entered into two new share repurchase transactions whereby the Company contracted for future delivery of 2,260,000 shares on September 15, 2002 and 2,260,000 shares on September 15, 2004, each for a strike price of $43 per share. In November 1999, the Company entered into an agreement to purchase an additional 1,000,000 shares on December 1, 2003 at a price of $46.32 per share.

On November 17, 1999, the stockholders approved an amendment of the Company's Certificate of Incorporation to increase the authorized capital of the Company to consist of 750,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, each with a par value of $1.00 per share.

Management believes the Company has access to sufficient capital through existing lines of credit and, should the need arise, from other public and private sources.


Year 2000 Compliance


In 1997, the Company established a comprehensive corporate-wide program to address what is commonly referred to as the "Year 2000" or "Y2K" problem. This effort encompassed software, hardware, electronic data interchange, networks, personal computers, manufacturing and other facilities, embedded chips, century certification, supplier and customer readiness, contingency planning and domestic and international operations. Following the Company's January 29, 1999 merger with First Brands, the Company incorporated First Brands (since renamed The Glad Products Company) and its subsidiaries into the Company's comprehensive Y2K compliance program.

As of December 31, 1999, the Company completed all of its Y2K compliance efforts on all of its critical domestic and international business systems, through retirement, upgrades or replacements, its critical plant floor equipment, instrumentation and facilities, and
its third party assessment for all of its operations.   The Company
developed written contingency plans for its critical operations and third party relationships, including key customers, suppliers and other service providers. The Company did not implement any of its contingency plans because it did not experience any material Y2K related issues with the arrival of the new millennium.

Y2K costs were expensed as incurred and funded through operating cash flows. Through December 31, 1999, the Company has expensed incremental remediation costs of $20 million and accelerated strategic upgrade costs of $20 million. The Company spent approximately 6.4% of its 1999 fiscal year information technology budget on Y2K remediation issues. The Company has not deferred any critical information technology projects because of its Year 2000 program efforts, which were primarily addressed through a joint team of the Company's business and information technology resources.


PART I - FINANCIAL INFORMATION (Continued)
Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cautionary Statement


Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future growth, profitability, costs, expectations, plans or objectives, are forward-looking statements based on management's estimates, assumptions and projections.  These forward-looking statements are subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes. Important factors that could affect performance and cause results to differ materially from management's expectations are described in "Forward-Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K
for the year ending June 30, 1999, and in the Company's subsequent
SEC filings. Those factors include, but are not limited to, marketplace conditions and events, competitors' actions, the Company's costs, risks inherent in litigation and international operations, the success of new products, the integration of acquisitions and mergers, including First Brands, and environmental, regulatory and intellectual property matters.
 .
PART I - FINANCIAL INFORMATION (Continued)
Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits

(3)  (iii)  Restated Certificate of Incorporation

(10)  Material Contracts

     (XIX)  Agreement between Henkel KGaA and the Company, November 2, 1999

 S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CLOROX COMPANY
                                    (Registrant)




DATE:  February 14, 2000            BY  /S/ GREGORY S. FRANK
                                        Gregory S. Frank
                                        Vice-President - Controller


INDEX TO EXHIBITS


Exhibit Number                      Description of Exhibit
--------------                 -------------------------------------
3(iii)                         Restated Certificate of Incorporation

10(XIX)                        Agreement between Henkel KGaA and
                               the Company, November 2, 1999