Form 10-Q
period 2000-03-31
CLOROX CO /DE/
filed 2000-05-15
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                         Form 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                      or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to

Commission file number 1-07151


                        THE CLOROX COMPANY
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     Delaware                                     31-0595760
--------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 Incorporation or organization)             Identification number


1221 Broadway - Oakland, California              94612 - 1888
--------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number,                  (510) 271-7000
(including area code)                           --------------------

--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of March 31, 2000 there were 234,715,228 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

--------------------------------------------------------------------

THE CLOROX COMPANY

PART I.  Financial Information                               Page No.
         ---------------------                               --------

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated
                  Earnings

                    Three Months and Nine Months
                    Ended March 31, 2000 and 1999               3

                  Condensed Consolidated Balance Sheets

                    March 31, 2000 and June 30, 1999            4

                  Condensed Statements of Consolidated
                  Cash Flows

                    Nine Months Ended March 31, 2000
                    and 1999                                    5

                  Notes to Condensed Consolidated
                  Financial Statements                         6 - 8

         Item 2.  Management's Discussion and Analysis
                  of Results of  Operations and
                  Financial Condition                          9 - 11

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company and Subsidiaries
Condensed Statements of Consolidated Earnings
(In millions, except share and per-share amounts)


                                                              Three Months Ended                   Nine Months Ended
                                                            --------------------------           -------------------------
                                                              3/31/00        3/31/99               3/31/00       3/31/99
                                                            -----------    -----------           -----------   -----------

Net Sales                                                   $    1,034     $     992             $    2,930    $    2,904
                                                            -----------    -----------           -----------   -----------

Cost and Expenses
  Cost of products sold                                            506           473                  1,446         1,390

  Selling, delivery and administration                             190           195                    564           588

  Advertising                                                      119           124                    345           361

  Research and development                                          15            15                     44            44

  Merger, integration, restructuring and asset impairment           13           100                     21           100

  Interest expense                                                  25            23                     71            75

  Other expense, net                                                 1            10                     17            18
                                                            -----------    -----------           -----------   -----------

Total costs and expenses                                           869           940                  2,508         2,576
                                                            -----------    -----------           -----------   -----------

Earnings before income taxes                                       165            52                    422           328

Income taxes                                                        59            30                    153           132
                                                            -----------    -----------           -----------   -----------

Net Earnings                                                $      106     $      22             $      269    $      196
                                                            ===========    ===========           ===========   ===========

Earnings per Common Share
  Basic                                                     $     0.45     $    0.09             $     1.14    $     0.83
  Diluted                                                         0.44          0.09                   1.12          0.82

Weighted Average Shares Outstanding (in thousands)
  Basic                                                        235,843       235,794                236,446       234,946
  Diluted                                                      238,848       240,440                239,894       239,590

Dividends per Share                                         $     0.20     $    0.18             $     0.60    $     0.53


See Notes to Condensed Consolidated Financial Statements.


Item 1. Financial Statements
The Clorox Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)



                                                              3/31/00         6/30/99
                                                            -----------     -----------

ASSETS
------
  Current Assets
    Cash and short-term investments                         $       149     $       132
    Receivables, net                                                677             610
    Inventories                                                     402             319
    Prepaid expenses and other                                       22              29
    Deferred income taxes                                            23              26
                                                            -----------     -----------
  Total current assets                                            1,273           1,116

  Property, Plant and Equipment - Net                             1,072           1,054

  Brands, Trademarks, Patents and Other Intangibles - Net         1,547           1,497

  Investments in Affiliates                                         114             104

  Other Assets                                                      345             361
                                                            -----------     -----------

  Total                                                     $     4,351     $     4,132
                                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Current Liabilities
    Accounts payable                                        $       239     $       206
    Accrued liabilities                                             366             350
    Accrued merger, integration, and restructuring                    9              23
    Short-term debt and notes payable                               857             734
    Income taxes payable                                             56              48
    Current maturities of long-term debt                              6               7
                                                            -----------     -----------
      Total current liabilities                                   1,533           1,368

  Long-term Debt                                                    679             702

  Other Obligations                                                 190             255

  Deferred Income Taxes                                             224             237

  Stockholders' Equity
    Common stock                                                    250             250
    Additional paid-in capital                                      131              50
    Retained earnings                                             1,984           1,842
    Treasury shares, at cost                                       (462)           (392)
    Accumulated other comprehensive loss                           (164)           (160)
    Other                                                           (14)            (20)
                                                            -----------     -----------
      Stockholders' equity                                        1,725           1,570
                                                            -----------     -----------

  Total                                                     $     4,351     $     4,132
                                                            ===========     ===========

See Notes to Condensed Consolidated Financial Statements.




PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Condensed Statements of Consolidated Cash Flows
(In millions)


                                                                  Nine Months Ended
                                                             ---------------------------
                                                               3/31/00         3/31/99
                                                             -----------     -----------

Operations:
Net earnings                                                 $       269     $       196
Adjustments to reconcile to net cash provided by
 operating activities:
  Provision for inventory write downs and asset impairment             6              42
  Depreciation and amortization                                      151             147
  Deferred income taxes                                               13               5
  Other                                                                -              (2)
  Changes in (excluding effects of businesses acquired):
    Accounts receivable                                              (58)             27
    Inventories                                                      (78)            (36)
    Prepaid expenses and other                                         7               5
    Accounts payable                                                  29             (53)
    Accrued liabilities                                                1             (97)
    Accrued merger, integration, and restructuring                   (14)             24
    Income taxes payable                                               7              50
                                                             -----------     -----------
    Net cash provided by operations                                  333             308
                                                             -----------     -----------

Investing Activities:
  Purchases of property, plant and equipment                        (103)           (110)
  Proceeds from disposals of property, plant and equipment             5               5
  Businesses acquired                                               (101)           (116)
  Other                                                              (57)            (27)
                                                             -----------     -----------
    Net cash used for investing                                     (256)           (248)
                                                             -----------     -----------

Financing Activities:
  Short-term debt and notes payable borrowings
  (repayments), net                                                  125            (127)
  Long-term debt and other borrowings                                 15             201
  Long-term debt and other repayments                                (28)            (15)
  First Brands receivables financing program, net                      -             (20)
  Cash dividends                                                    (142)           (120)
  Treasury stock purchased                                          (125)            (33)
  Settlement of share repurchase and option contracts                 82               -
  Issuance of common stock for employee stock plans and other         12              62
                                                             -----------     -----------
    Net cash used for financing                                      (61)            (52)
                                                             -----------     -----------

Effect on cash of exchange rate changes                                1               -
Net increase in cash and short-term investments                       17               8
Cash and short-term investments:
  Beginning of period                                                132             102
                                                             -----------     -----------

  End of period                                              $       149     $       110
                                                             ===========     ===========

See Notes to Condensed Consolidated Financial Statements.


Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)


1) The condensed consolidated financial statements for the three and nine months ended March 31, 2000 and 1999 have not been audited but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows of The Clorox Company and its subsidiaries (the "Company"). The Company's results reflect the January 29, 1999 merger with First Brands Corporation
("First Brands") which was accounted for as a pooling of interests.
All historical financial information has been restated to include First Brands. The results for the three and nine months ended March 31, 2000 and 1999 should not be considered as necessarily indicative of the annual results for the respective years.

2) Inventories at March 31, 2000 and at June 30, 1999 consisted of:

                                        3/31/00          6/30/99
                                      ---------        ---------

Finished goods and work in process    $    283         $    220
Raw materials and supplies                 119               99
                                      ---------        ---------
Total                                 $    402         $    319
                                      =========        =========

Inventory of certain First Brands' products were written down to their net realizable value, and cost of products sold includes a corresponding charge of $4 and $8 for the nine month periods ending March 31, 2000 and 1999, respectively.


3) International acquisitions since June 30, 1999 totaled $101 and were accounted for as purchases. These acquisitions included a cleaning utensil business in Colombia, Venezuela and Peru, an increase in ownership to 100% in Tecnoclor, S.A. in Colombia (previously 72% owned and fully consolidated), and a rubber glove business purchased in Australia.
The acquisitions were funded using a combination of cash and debt.


4) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The weighted average number of shares outstanding (denominator) used to calculate basic EPS is reconciled to those shares used in calculating diluted EPS as follows (in thousands):





                           Weighted Average Number of Shares Outstanding
                         -------------------------------------------------
                             Three Months Ended      Nine Months Ended
                         ------------------------ ------------------------
                             3/31/00    3/31/99      3/31/00   3/31/99
                         ------------  ---------- ----------- ------------

Basic                        235,843    235,794      236,446   234,946

Stock options                  2,955      4,610        3,402     4,604

Other                             50         36           46        40
                         ------------  ---------- ----------- ------------

Diluted                      238,848    240,440      239,894   239,590
                         ============  ========== =========== ============

Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)


5) Comprehensive income for the Company includes net income and foreign currency translation adjustments that are excluded from net income but included as a separate component of total stockholders' equity.
Comprehensive income for the three and nine month periods ended March 31, 2000 and 1999 is as follows:



                                  Three Months Ended      Nine Months Ended
                                 --------------------   --------------------
                                  3/31/00    3/31/99      3/31/00   3/31/99
                                 ---------  ---------   ---------- ---------
Net Earnings                     $   106    $   22      $   269    $   196
Foreign currency translation
 adjustments                          (3)      (18)          (4)       (32)
                                 ---------  ---------   ---------- ---------
Total comprehensive income       $   103    $    4      $   265    $   164
                                 =========  =========   ========== =========


6) On January 29, 1999, the Company completed a merger with First Brands. Related merger, integration, restructuring and asset impairment charges through March 31, 2000 are as follows:



                              Merger and                                 Asset
                              Integration   Restructuring   Sub-Total  Impairment   Total
                              -----------   -------------   ---------  ----------   -----
Provision for merger,
integration, restructuring,
and asset impairment:
  For the year ended
  June 30, 1999                       $36            $53         $89         $91     $180
  For the nine months ended
  March 31, 2000                       17              2          19           2       21
                              -----------   -------------   ---------  ----------   -----

Total provision for merger,
integration, restructuring and
asset impairment through
March 31, 2000                         53             55         108         $93     $201
                                                                       ==========   =====

Total paid through
March 31, 2000                        (49)           (50)        (99)
                              -----------   -------------   ---------

Accrued liability as of
March 31, 2000                         $4             $5          $9
                              ============  =============   =========


Substantially all merger, integration, restructuring and asset impairment costs related to the First Brands merger have been recognized through March 31, 2000.

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

U. S. Specialty Products: Includes charcoal, automotive care, cat litter, insecticides, dressings, sauces, professional products and the food storage and disposal categories.

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


                                              Net Sales
                            ---------------------------------------
                            Three Months Ended    Nine Months Ended
                            ------------------    -----------------
                            3/31/00    3/31/99    3/31/00   3/31/99
                            -------    -------    -------   -------
Household Products          $   404    $   373    $ 1,193     1,169
U.S. Specialty Products         469        460      1,273     1,272
International                   161        159        464       463
                             -------    -------    -------   -------
Total Company               $ 1,034    $   992    $ 2,930   $ 2,904
                            ========   ========   ========  ========

                                    Earnings Before Income Taxes
                            Three Months Ended    Nine Months Ended
                            ------------------    -----------------
                            3/31/00    3/31/99    3/31/00   3/31/99
                            -------    -------    -------   -------
Household Products          $   118    $   128    $   370   $   386
U.S. Specialty Products         135        124        325       315
International                    24         17         63        43
Corporate, Interest and
 Other                         (112)      (217)      (336)     (416)
                            -------    -------    -------   -------
Total Company               $   165    $    52    $   422   $   328
                            ========   ========   ========  ========

8) In September 1999, in response to declines in the Company's stock price in the first quarter, the Board of Directors authorized a common stock repurchase and hedging program intended to reduce or eliminate dilution when shares are issued in accordance with the Company's various stock compensation plans. The Company had canceled a prior share repurchase and hedging program (previously authorized in September 1996 by the Board of Directors to offset the dilutive effects of employee stock exercises) when it merged with First Brands. From inception of the new program through March 31, 2000, a total of 3,123,000 shares were acquired at a cost of $125.

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations


Diluted earnings per share increased to $0.44 from $0.09 for the quarter ended March 31, 2000 and increased to $1.12 from $0.82 for the nine months ended March 31, 2000. Net earnings increased to $106 million from $22 million for the quarter ended March 31, 2000 and increased to $269 million from $196 million for the nine months ended March 31, 2000. Improved earnings were principally due to a reduction in merger, restructuring and asset impairment costs. The Company's results reflect the January 29, 1999 merger with First Brands Corporation ("First Brands"). The merger was accounted for as a pooling of interests and all historical financial information has been restated to include First Brands.

Net sales for the third quarter of fiscal 2000 increased 4% to $1,034 million mostly due to the results achieved from the Company's household products and U.S. specialty products segments. The increase in the household products segment's net sales was mostly achieved from the introduction of new products such as Liquid-Plumr Foaming Pipe Snake, Clorox Disinfecting Spray and Wipes, Ultra Clorox liquid bleach and Clorox FreshCare fabric refresher and dry clean products. Partially offsetting this increase were lower shipments of Tilex and Pine-Sol products and higher promotional spending to support new products. The U.S. specialty products segment's net sales results were favorably impacted by record shipments of Hidden Valley dressings and the introduction of K C Masterpiece marinades.

Net sales for the nine-month period ended March 31, 2000 increased 1% to $2,930 million primarily due to the Company's household products segment's increase of 2% in sales over the year ago period. Contributing to this increase were new product launches and the full year results of the Handi Wipes business acquired in the prior year. Higher promotional spending to support new products and lower shipments of Tilex Fresh Shower, due to higher volumes in the prior year during its launch, partially offset this increase. The U.S. specialty products and international segments' sales performance also added $2 million to the Company's increase in net sales. The increase in U.S. specialty products segment's net sales was due to new product launches, higher charcoal shipments driven by both continued category consumption growth and a strong presence in warehouse clubs, and higher shipments from Hidden Valley bottled dressings. These increases were partially offset by the negative impact of prior year First Brands inefficient trade-promotional practices, which the Company is continuing to eliminate. The increase in the international segment's sales growth was driven by higher shipments and acquisitions that were partially offset by currency devaluations and higher promotional spending.

Cost of products sold as a percentage of sales increased to 48.9% from 47.7% for the quarter ended March 31, 2000 and increased to 49.4% from 47.9% for the nine months ended March 31, 2000. These increases were primarily due to higher resin costs and start-up costs associated with the introduction of Ultra Clorox liquid bleach and other new products. Additionally, cost of products sold includes a charge of $4 million and $8 million at March 31, 2000 and March 31, 1999, respectively, for the write down of certain First Brands inventories. These increases were somewhat offset by cost savings initiatives throughout the Company's domestic and international business units.

Selling, delivery and administrative expenses decreased 3% to $190 million for the quarter ended March 31, 2000 and decreased 4% to $564 million for the nine months ended March 31, 2000. These decreases were achieved mostly from continued benefits from combining the former First Brands businesses with Clorox, savings from lower commission expense primarily due to the consolidation of the Company's broker network, the consolidation of the Company's logistics network and the integration of the sales force in Latin America.

Advertising expense decreased to $119 million from $124 million for the quarter ended March 31, 2000 and decreased to $345 million from $361 million for the nine months ended March 31, 2000. The savings were primarily due to changing certain First Brands couponing practices and to the consolidation of advertising agencies. Higher media spending to support the introduction of new products and former First Brands businesses partially offset these savings.

Merger, integration, restructuring and asset impairment for the three and nine months ended March 31, 2000 primarily reflect costs associated with the closure of First Brands distribution centers and relocation and retention bonuses paid to former First Brands employees. Additionally, $2 million of asset impairment losses were recognized in the quarter ended March 31, 2000 for the write-down of property, plant and equipment related to the Company's fire logs business.

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations


Interest expense increased to $25 million from $23 million for the quarter ended March 31, 2000 and decreased to $71 million from $75 million for the nine months ended March 31, 2000. The increase for the three-month period primarily reflects rising interest rates and an increase in borrowings in the third quarter to fund acquisitions, seasonal inventory builds and share repurchases. The decrease for the nine-month period was due to the refinancing of former First Brands debt at lower interest rates made possible by Clorox's more favorable credit rating and the termination of the First Brands trade receivables financing program, partly offset by rising interest rates and an increase in borrowings.

Other expense, net decreased to $1 million from $10 million for the quarter ended March 31, 2000 primarily due to higher interest and royalty incomes, prior year costs associated with the termination of debt, and losses on the disposal of assets incurred in the prior year.

Income tax expense as a percent of pretax earnings decreased to 36% from 58% for the quarter ended March 31, 2000 and decreased to 36% from 40% for the nine months ended March 31, 2000 principally due to non-deductible merger related costs recorded in the prior year three and nine month periods.

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

The Company's financial position and liquidity remain strong due to cash flow provided by operations during the year. Receivables have increased from June 30, 1999 partly due to the Company's strategic focus on expanding the business in Latin America as well as domestic sales growth. The increase in inventories reflects seasonality and inventory builds resulting from new product launches. Increases in accounts payable and accrued liabilities result from timing of promotional spending and inventory purchases.

International acquisitions since June 30, 1999 totaled $101 million and were funded using a combination of cash and debt. These acquisitions included a cleaning utensil business in Colombia, Venezuela and Peru, an increase in ownership to 100% in Tecnoclor, S.A. in Colombia (previously 72% owned and fully consolidated), and a rubber glove business purchased in Australia.

In September 1999, in response to declines in the Company's stock price in the first quarter, the Board of Directors authorized a common stock repurchase and hedging program intended to reduce or eliminate dilution when shares are issued in accordance with the Company's various stock compensation plans. The Company had canceled a prior share repurchase and hedging program (previously authorized in September 1996 by the Board of Directors to offset the dilutive effects of employee stock exercises) when it merged with First Brands. During the nine-month period ended March 31, 2000, a total of 3,123,000 shares were acquired at a cost of $125 million.

On September 15, 1999, the Company settled share repurchase agreements and options contracts realizing cash proceeds of approximately $82 million. On the same day, the Company entered into two new share repurchase transactions whereby the Company contracted for future delivery of 2,260,000 shares on September 15, 2002 and 2,260,000 shares on September 15, 2004, each for a strike price of $43 per share. In November 1999, the Company entered into an agreement to purchase an additional 1,000,000 shares on December 1, 2003 at a price of $46.32 per share.

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

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits
    (10)  Material Contracts
          (viii)   The Clorox Company Supplemental Executive
                   Retirement Plan Restated (July 17, 1991 amended
                   May 18, 1994, January 17, 1996 and January 29, 2000)

 S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE CLOROX COMPANY
                                    (Registrant)




DATE May 11, 2000               BY  /S/ GREGORY S. FRANK
     ------------                   --------------------
                                    Gregory S. Frank
                                    Vice-President - Controller

INDEX TO EXHIBITS


Exhibit Number        Description of Exhibit
--------------       ------------------------------------------------
10(viii)             The Clorox Company Supplemental Executive Retirement
                     Plan Restated (July 17, 1991 amended May 18, 1994,
                     January 17, 1996 and January 19, 2000)