Form 10-K
period 2000-06-30
CLOROX CO /DE/
filed 2000-09-26
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2000

OR  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transmission period from _________________ to _________________

Commission file number 1-07151

              THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

         DELAWARE                             31-0595760
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)

   1221 Broadway, Oakland, CA                  94612-1888
    (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (510) 271-7000

Securities registered pursuant to
 Section 12(b) of the Act:
                                                Name of each exchange
   Title of each class                          on which registered
-----------------------------                   ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 2000: $6,951,041,815. Number of shares of common stock outstanding at July 31, 2000: 235,502,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2000 Annual Report to Shareholders ("Annual Report") are incorporated by reference into Part I of this report. Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2000, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 2000, are incorporated by reference into Parts I, II, III and IV of this report.

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

During fiscal year 2000, the Company continued to focus on expanding its business through internal development of new products and line extensions of existing products. The Company introduced 114 new products during fiscal year 2000, including Clorox Disinfecting Wipes, Clorox Disinfecting Spray, Ultra Clorox liquid bleach, Liquid-Plumr Foaming
Pipe Snake drain cleaner, and Fresh Step Crystals cat litter. The Company also focused on completing the integration of the product lines it acquired in its merger with First Brands Corporation in fiscal year 1999.

Internationally, the Company made three acquisitions in fiscal year 2000, consisting of the Bon Bril cleaning utensil business in Colombia, Venezuela and Peru, the Agrocom S.A. distribution business in Argentina, and the Astra rubber glove business in Australia. The Company also increased its equity ownership in Clorox de Colombia S.A.(formerly "Tecnoclor, S.A.") in Colombia from 72% to 100%. The Company restructured its operations in Asia, moving to third-party distributors in many regions.

For other recent business developments, refer to the information set forth under the caption "Management's Discussion and Analysis," on pages B-1 through B-9 of Exhibit 99 hereto, and pages B-1 through B-9 of Appendix B of the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 2000 ("Proxy Statement"), incorporated herein by reference.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company has three business segments: U.S Household Products and Canada, U.S. Specialty Products and International. Financial information for the last three fiscal years, including net sales, earnings before taxes, and identifiable assets, attributable to each of the Company's industry segments is set forth in Note 17 - Industry Segment Information of the Notes to the Consolidated Financial Statements, which appears on page B-31 of Exhibit 99 hereto, and on page B-31 of Appendix B of the Proxy Statement, incorporated herein by reference.



(c)  NARRATIVE DESCRIPTION OF BUSINESS.

The Company's business operations, represented by the aggregate of its U.S. Household Products and Canada, U.S. Specialty Products and International segments, include the production and marketing of non-durable consumer products sold primarily through grocery and other retail stores. For the most part, the factors necessary for an understanding of these three segments are essentially the same.

PRINCIPAL PRODUCTS. The U.S. Household Products and Canada segment includes the Company's household cleaning, bleach and other home care products, water filtration products marketed in the United States, and all products marketed in Canada. The U.S. Specialty Products segment includes the Company's charcoal, automotive care, cat litter, insecticide, fire log, dressings, sauces, professional products, and food storage and disposal categories. Finally, the International segment, which includes the Company's overseas operations (excluding Canada), exports and Puerto Rico, primarily focuses on the laundry, household cleaning, automotive care and food storage and disposal categories. Principal products, by segment, currently marketed in the United States and internationally are listed on pages 13 and 14 of the Company's Annual Report incorporated herein by reference. Each of the Company's segments accounted for more than 10 percent of the Company's consolidated revenues during the last three fiscal years, as shown in Note 17 - Industry Segment Information of the Notes to the Consolidated Financial Statements, which appears on page B-31 of Exhibit 99 hereto, and on page B-31 of Appendix B of the Proxy Statement, incorporated herein by reference.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company has obtained ample supplies of all required raw materials and packaging supplies which, with a few exceptions, were available from a wide variety of sources during fiscal year 2000. Polyethylene resin raw materials, which are particularly important for the U.S. Specialty Products segment, were available from a wide variety of sources during fiscal year 2000 and the Company has entered into financial instruments with various maturities partially to stabilize the cost of its polyethylene resin requirements. Contingency plans have been developed for any major single-sourced supplier materials.

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

CUSTOMERS AND ORDER BACKLOG. During fiscal years 2000, 1999 and 1998, revenues from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies were 18%, 18%, and 15%, respectively, of the Company's consolidated net sales. Except for this relationship, the Company is not dependent upon any other single customer or a small group of customers. Order backlog is not a significant factor in the Company's business.

RENEGOTIATION. None of the Company's operations is subject to renegotiation or termination at the election of the feral government.

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

RESEARCH AND DEVELOPMENT. The Company incurred expenses of approximately $63 million, $63 million and $62 million in fiscal years 2000, 1999 and 1998, respectively, on research activities relating to the development of new products or the maintenance and improvement of existing products. None of this research activity was customer-sponsored.

ENVIRONMENTAL MATTERS. Historically, the Company has not made material capital expenditures for environmental control facilities or to comply with environmental laws and regulations. However, in general, the Company does anticipate spending increasing amounts annually for facility upgrades and for environmental programs. The amount of capital expenditures for environmental compliance was not material in fiscal year 2000 and is not expected to be material in the next fiscal year.

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

NUMBER OF PERSONS EMPLOYED. At the end of fiscal year 2000, approximately 11,000 people were employed by the Company.

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

QUARTERLY OPERATING RESULTS MAY FLUCTUATE. The Company cannot be sure that its operating results will improve from quarter-to-quarter, or that if any improvement is shown, the degree of improvement will meet its expectations. The Company's quarterly operating results will be influenced by a number of factors, including the following:

* the introduction of new products and line extensions by the Company or its competitors;
* the mix of products sold in a given quarter;
* the Company's ability to control its internal costs and the cost of raw materials;
* significant increases in energy costs;
* changes in product pricing policies by the Company or its competitors;
* changes in accounting policies; or
* the impact of general economic conditions in the United States and in other countries in which the Company currently does business.

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

OPERATIONS OUTSIDE THE UNITED STATES EXPOSE THE COMPANY TO UNCERTAIN CONDITIONS IN OVERSEAS MARKETS. The Company believes that its sales outside the United States, which were 19% of net sales in fiscal year 2000, are likely to increase as a percentage of its total sales. As a result, the Company will increasingly face the risks created by having foreign operations, including:

* economic or political instability in its overseas markets; and
* fluctuations in foreign currency exchange rates that may make the Company's products more expensive in its foreign markets or negatively impact its sales or earnings.

All of these risks could have a significant impact on the Company's ability to sell its products on a timely and competitive basis in foreign markets and may have a material adverse effect on the Company's results of operations or financial position. The Company seeks to limit its foreign currency exchange risks through the use of foreign currency forward contracts when practical, but cannot be sure that this strategy will be successful. In addition, the Company's operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, and potentially adverse tax consequences.

INTEGRATION OF ACQUISITIONS AND MERGERS MAY NOT BE SUCCESSFUL. One of the Company's strategies is to increase its sales volumes, earnings and the markets it serves through the acquisition of, or merger with, other businesses in the United States and internationally. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional companies or operations or successfully integrate recent or future acquisitions or mergers into its operations. In addition, there can be no assurance that companies or operations acquired will be profitable at the time of their acquisition or will achieve sales levels and profitability that justify the investment made.

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


(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS.

The following table shows net sales and assets by geographic area for the last three fiscal years:

Net Sales By Geographic Area:

(Millions)        2000        1999       1998
-----------      ------      ------     ------
Foreign          $  771     $  739     $  758
United States    $3,312     $3,264     $3,140


Assets at June 30:

(Millions)        2000        1999       1998
-----------      ------      ------     ------
Foreign          $1,154      $1,043     $1,071
United States    $3,199      $3,089     $2,994


ITEM 2.  PROPERTIES

PRODUCTION FACILITIES. The Company operates production and major warehouse facilities for its operations in 30 locations throughout the United States and in 30 locations internationally. Most of the space is owned. Warehousing space is leased from public service warehouses around the United States. The Company also utilizes six domestic regional distribution centers for many of the Company's products, which are operated by service providers. None of the Company's owned facilities were closed during fiscal year 2000. The Company considers its manufacturing and warehousing facilities to be adequate to support its business.

OFFICES AND R&D FACILITIES. The Company owns its general office building located in Oakland, California. The Company also owns its Technical Center and Data Center located in Pleasanton, California. The Company leases its research and development center and its engineering research facility for Glad and GladWare products, which are located in Willowbrook, Illinois, and Kennesauw, Georgia, respectively. The Company also leases its research and development center for STP products located in Brookfield, Connecticut. Leased sales and other office facilities are located at a number of other locations.

ENCUMBRANCES. None of the Company's owned facilities are encumbered to secure debt owed by the Company, except that the manufacturing facility in Belle, Missouri, secures industrial revenue bond indebtedness incurred in relation to the construction and upgrade thereof.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and current positions of the executive officers of the Company are set forth below:

Name (Age) and Year Elected to
   Current Position                       Title and Current Position(s)
-----------------------------------------------------------------------

G. C. Sullivan     (60)     1992     Chairman of the Board and Chief
                                     Executive Officer

G. E. Johnston     (53)     1999     President and Chief Operating
                                     Officer

R. T. Conti	       (45)	    1999     Group Vice President

L. S. Peiros       (45)     1999     Group Vice President

K. M. Rose         (52)     1997     Group Vice President - Chief
                                     Financial Officer

P. D. Bewley       (54)     1998     Senior Vice President - General
                                     Counsel and Secretary

A. W. Biebl        (51)     1999     Senior Vice President - Product
                                     Supply

F. A. Tataseo      (46)     l999     Senior Vice President - Sales

J. M. Brady        (47)     1993     Vice President - Human Resources

C. M. Couric       (54)     2000     Vice President - General Manager,
                                     Seasonal, Food and Professional
                                     Products

W. L. Delker       (46)     1999     Vice President - Research &
                                     Development

G. S. Frank        (40)     1999     Vice President - Controller

S. D. House        (39)     1999     Vice President - General Manager,
                                     Latin America

R. C. Klaus        (55)     1995     Vice President - Corporate
                                     Administration

D. G. Matz         (38)     1999     Vice President - General Manager,
                                     Home Care

G. C. Roeth        (39)     2000     Vice President - Marketing

G. R. Savage       (43)     1999     Vice President - General Manager,
                                     Glad Products

S. S. Silberblatt  (48)     1999     Vice President - Corporate
                                     Communications and Public Affairs

D. G. Simpson      (46)     1997     Vice President - Strategy and Planning

K. R. Tandowsky    (43)     1998     Vice President - Information Services

S. R. Vogel        (39)     1999     Vice President - General Manager,
                                     Laundry Additives

S. A. Weiss        (44)     1999     Vice President - General Manager, Brita

There is no family relationship between any of the above named persons, or between any of such persons and any of the directors of the Company or any persons nominated for election as a director of the Company. See Item 10 of Part III of this Form 10-K.

G. C. Sullivan and J. M. Brady have been employed by the Company for at l east the past five years in the same respective positions as listed above. The other executive officers have held the respective positions described below for at least the past five years:

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

F. A. Tataseo joined the Company in October 1994 as Vice President - Sales and was elected as Senior Vice President - Sales effective September 1, 1999.

C. M. Couric joined the Company in 1973 as a brand assistant in the Household Products marketing organization. Prior to his election in March 2000 as Vice President - General Manager, Seasonal, Food and Professional Products, he was Vice President - General Manager, Brita Products from July 1995 through March 2000, and had served as Director, Brita Operations since 1988.

W. L. Delker joined the Company as Vice President - Research & Development in August 1999. Prior to that, he was General Manager of Six Sigma Quality for GE Silicones, a division of GE Plastic, from February 1998 through July 1999, and General Manager of Technology for GE Silicones from January 1994 through January 1998.

G. S. Frank joined the Company in 1982 as a staff accountant. Prior to his election as Vice President - Controller effective October 1, 1999, he was General Manager - Korea from September 1998 through September 1999, Director of Finance - Kingsford Products from 1997 through August 1998, Director of Finance - Armor All Products from 1996 to 1997, Director of Finance - Food Products from 1995 to 1996, and Director of Corporate Financial Planning from 1994 to 1995.

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

D. G. Matz joined the Company in 1986 as a brand assistant in the Company's Household Products marketing organization. Prior to his election as Vice President - General Manager, Home Care effective September 1, 1999, he was Category General Manager - Home Care from February 1999 through August 1999, Director of Marketing - Home Care from December 1997 through January 1999, Director of Marketing - Food Products and Auto Care from August 1995 through November 1997, and Group Marketing Manager - Laundry Care Additives from January 1994 through July 1995.

G. C. Roeth joined the company in 1987 as a brand assistant in the marketing organization. Prior to his election as Vice President - Marketing effective April 1, 2000, he was Vice President - Brand Marketing from October 1999 through March 2000; Marketing Director - Brita from February 1998 through September 1999; Group Marketing Manager for Brita from October 1996 through January 1998, and for Home Cleaning from January 1994 through September 1996.

G. R. Savage joined the Company in 1983 as an Associate Marketing
Manager.  He was elected Vice President - General Manager, Glad
Products effective January 20, 1999. Prior to that, he served as Vice President - Food Products from December 1, 1997 through January 19, 1999, and Director of Marketing for the Household Products business from 1993.

S. S. Silberblatt joined the Company in 1980 in the marketing department for Kingsford products. Prior to his election as Vice President - Corporate Communications and Public Affairs in February 1999, he was Director of Business Development.

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

S. R. Vogel joined the Company in 1988 as a brand assistant in the marketing organization. Prior to his election as Vice President - General Manager, Laundry Additives effective September 1, 1999, he was Category General Manager - Laundry Cleaning Additives from February 1999 through August 1999, Marketing Director - Laundry Cleaning Additives from 1997 through January 1999, Group Marketing Manager - Laundry Cleaning Additives from 1995 through 1996, and Group Marketing Manager - Home Cleaning from 1994 to 1995.

S. A. Weiss joined the Company in 1994 as an area general manager f or the Pacific Rim business. He was elected Vice President - General Manager, Brita Products in March 2000. Prior to that, he was Vice President - General Manager, Food & Professional Products from February 1999 to March 2000, Vice President - Asia Middle East from June 1998 through January 1999 and he held the position of Area General Manager Asia-Middle East from 1994 until his election as an officer.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a)  MARKET INFORMATION.

The principal markets for Clorox Common Stock are the New York Stock Exchange and the Pacific Exchange. The high and low sales prices quoted for New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appears under "Quarterly Data," on page B-35 of Exhibit 99 hereto, and on page B-35 of Appendix B of the Proxy Statement, incorporated herein by reference, and on July 31, 2000, the closing price for the Company's stock was $41.31 per share.

(b)  HOLDERS.

The approximate number of record holders of Clorox Common Stock as of July 31, 2000 was 15,554 based on information provided by the Company's transfer agent.

(c)  DIVIDENDS.

The amount of quarterly dividends paid with respect to Clorox Common Stock during the past two fiscal years appears under "Quarterly Data," on page B-35 of Exhibit 99 hereto, and on page B-35 of Appendix B of the Proxy Statement, incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

This information appears under "Five-Year Financial Summary," on page B-36 of Exhibit 99 hereto, and on page B-36 of Appendix B of the Proxy Statement, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This information appears under "Management's Discussion and Analysis," on pages B-1 through B-9 of Exhibit 99 hereto, and on pages B-1 through B-9 of Appendix B of the Proxy Statement, incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under "Market-Sensitive Derivatives and Financial Instruments" in the "Management's Discussion and Analysis," on pages B-6 and B-7 of Exhibit 99 hereto, and on pages B-6 and B-7 of Appendix B of the Proxy Statement, incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages B-10 through B-35 of Exhibit 99 hereto, and on pages B-10 through B-35 of Appendix B of the Proxy
Statement, incorporated herein by reference.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)(1)  Financial Statements:

         Consolidated Financial Statements and Independent Auditors'
          Report included in Exhibit 99 hereto, and in Appendix B of the Proxy Statement, incorporated herein by reference:

            Financial Highlights

            Consolidated Statements of Earnings for the years ended June 30, 2000, 1999 and, l998

            Consolidated Balance Sheets for the years ended June 30,
            2000 and 1999

            Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999 and l998

            Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and l998

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

            Officer Change of Control Employment Agreement (form)
            (Exhibit 10(xii) to the Annual Report on Form 10-K for the year ended June 30, 1996)

            Supplemental Executive Retirement Plan (July 17, 1991, amended May 18, 1994, January 17, 1996 and January 19, 2000),
            (Exhibit 10(viii) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

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

(b) Current Reports on Form 8-K during the fourth quarter of fiscal year 2000:

            None.

(c)     Exhibits:

            Index to Exhibits follows.

(d)     (Not applicable)


                             Index to Exhibits
                             -----------------

   (3)(i)	Restated Certificate of Incorporation (filed as Exhibit 3(iii)
            to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference)

     (ii) Bylaws (restated) of the Company (filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended June 30, 1998)

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

    (iii) Form of Indenture between First Brands and Bank of New York, as Trustee, regarding $150,000,000 in 7.25% Senior Notes due 2007 (filed as Exhibit 4.1 to First Brands' Registration Statement on Form S-4 dated April 24, 1997, incorporated herein by reference)

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

    (iv)   Agreement between Henkel KGaA and the Company dated
           July 16, 1986 (filed as Exhibit B to Current Report on
           Form 8-K for March 19, 1987, incorporated herein by reference)

     (v)   Agreement between Henkel KGaA and the Company dated
           March 18, 1987 (filed as Exhibit A to Current Report on
           Form 8-K for March 19, 1987, incorporated herein by reference)

    (vi)   Supplemental Executive Retirement Plan Restated
           (July 17, 1991, amended May 18, 1994, January 17, 1996
           and January 19, 2000), (filed as Exhibit 10(viii) to the Quarterly Report on Form 10-Q for the quarter ended
           March 31, 2000, incorporated herein by reference)

   (vii)   1993 Directors' Stock Option Plan dated November 17,
           1993 (filed as Exhibit 10(xi) to the Annual Report on
           Form 10-K for the year ended June 30, 1994, incorporated herein by reference)

  (viii)   Officer Employment Agreement (form) (filed as
           Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by reference)

    (ix)   Officer Change of Control Employment Agreement
           (form) (filed as Exhibit 10(xii) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by reference)

     (x)   Non-Qualified Deferred Compensation Plan (filed as
           Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by reference)

    (xi)   The Clorox Company 1995 Performance Unit Plan
           (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by reference)

   (xii)   The Clorox Company 1996 Stock Incentive Plan (filed as
           Exhibit 10(xv) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by this reference)

  (xiii)   The Clorox Company 1996 Executive Incentive
           Compensation Plan (filed as Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended June 30, 1996, incorporated herein by reference)

   (xiv) The Clorox Company Employee Retirement Investment Plan, formerly The Clorox Company Value Sharing Plan (Exhibit 4.3 to Amendment No. 2 dated July 12, 1996 to Registration Statement on Form S-8 No. 33-41131 dated June 10, 1991, incorporated herein by reference)

    (xv)   The Clorox Company Independent Directors' Stock-Based
           Compensation Plan (filed as Exhibit 10 (xix) to the Annual Report on Form 10-K for the year ended June 30, 1997, incorporated herein by reference)

   (xvi) Agreement and Plan of Reorganization and Merger by and among The Clorox Company, Pennant, Inc. and First Brands Corporation (Appendix A to Registration Statement on Form S-4 No. 333-69455 dated December 22, 1998, incorporated herein by reference)

  (xvii) Agreement between Henkel KGaA and the Company dated November 2, 1999 (filed as Exhibit 10 (xix) to the Quarterly Report on Form 10-Q for the quarter ended
           December 31, 1999, incorporated herein by reference)

  (13)     Excerpts of 2000 Annual Report to Stockholders

  (21)     Subsidiaries of the Company

  (23)     Independent Auditors' Consents

     (i)   Deloitte & Touche LLP Independent Auditors' Consent

    (ii)   KPMG LLP Independent Auditors' Consent

  (24)     Power of Attorney (see page 17)

  (27)     Financial Data Schedule

  (99)     Financial Statements

                             SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE CLOROX COMPANY


Date:  September 20, 2000             By:  /s/G.C. Sullivan
                                      G. C. Sullivan, Chairman of
                                      the Board and Chief Executive
                                      Officer


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Bewley, Karen M.
Rose, and Gregory S. Frank, jointly and severally, attorneys-in-fact and agents, with full power of substitution, for her or him in any and all capacities to sign any and all amendments to this Form 10-K, and to file the same and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature               Title                            Date

 /s/G. C. Sullivan       Chairman of the Board &      September 20, 2000
G. C. Sullivan           Director (Chief Executive
                         Officer)


 /s/D. Boggan, Jr.       Director                     September 20, 2000
D. Boggan, Jr.

/s/ E. L. Chao           Director                     September 20, 2000
E. L. Chao

/s/J. W. Collins         Director                     September 20, 2000
J. W. Collins

/s/U. Fairchild          Director                     September 20, 2000
U. Fairchild

/s/T. M. Friedman        Director                     September 20, 2000
T. M. Friedman

/s/J. Manchot            Director                     September 20, 2000
J. Machot

/s/R. W. Matschullat     Director                     September 20, 2000
R. W. Matschullat

/s/ D. O. Morton         Director                     September 20, 2000
D. O. Morton

/s/K. Morwind            Director                     September 20, 2000
K. Morwind

/s/E. L. Scarff          Director                     September 20, 2000
E. L. Scarff

/s/L. R. Scott           Director                     September 20, 2000
L. R. Scott

/s/ C. A. Wolfe          Director                     September 20, 2000
C. A. Wolfe

/s/K. M. Rose            Group Vice President -       September 20, 2000
                         Chief Financial Officer
                         (Principal Financial
                         Officer)

/s/G. S. Frank           Vice President-Controller    September 20, 2000
                         (Principal Accounting
                         Officer)