Form 10-Q
period 2000-09-30
CLOROX CO /DE/
filed 2000-11-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 1-07151


               THE CLOROX COMPANY
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                  31-0595760
----------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer
Incorporation or organization)        Identification number

1221 Broadway - Oakland, California      94612 - 1888
----------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number,
(including area code)                   (510) 271-7000
                                        ------------------------

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

As of September 30, 2000 there were 235,589,069 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.     Financial Information                            Page No.
            ---------------------                            --------

            Item 1.  Financial Statements

                     Condensed Consolidated Statements
                     of Earnings
                       Three Months Ended September 30,
                       2000 and 1999                            3

                     Condensed Consolidated Balance
                     Sheets
                       September 30, 2000 and
                       June 30, 2000                            4

                     Condensed Consolidated Statements
                     of Cash Flows
                       Three Months Ended September 30,
                       2000 and 1999                            5

                     Notes to Condensed Consolidated
                     Financial Statements                     6 - 8

            Item 2.  Management's Discussion and Analysis
                     of Results of Operations and
                     Financial Condition                      9 - 11

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company and Subsidiaries
Condensed Consolidated Statements of Earnings
(In millions, except share and per-share amounts)


                                                               Three Months Ended
                                                               ------------------
                                                               9/30/00    9/30/99
                                                               --------   -------
Net Sales                                                      $   985    $   942

Cost and Expenses
  Cost of products sold                                            549        517
  Selling and administration                                       123        127
  Advertising                                                      110        116
  Research and development                                          14         14
  Merger, restructuring and asset impairment                         -          2
  Interest expense                                                  26         23
  Other expense, net                                                 8          6
                                                               --------   -------

Total costs and expenses                                           830        805
                                                               --------   -------

Earnings before income taxes and cumulative effect
of change in accounting principle                                  155        137
Income taxes                                                        55         50
                                                               --------   -------
Earnings before cumulative effect of change in
accounting principle                                               100         87
Cumulative effect of change in accounting principle                 (2)         -
                                                               --------   -------

Net Earnings                                                   $    98    $    87
                                                               ========   =======

Earnings per Common Share
  Basic
    Earnings before cumulative effect of change
    in accounting principle                                    $  0.43    $  0.37
    Cumulative effect of change in accounting principle          (0.01)         -
                                                               --------   -------
  Net earnings                                                 $  0.42    $  0.37
                                                               ========   =======

  Diluted
    Earnings before cumulative effect of change
    in accounting principle                                    $  0.42    $  0.36
    Cumulative effect of change in accounting principle          (0.01)         -
                                                               --------   -------
  Net earnings                                                   $0.41      $0.36
                                                               ========   =======

Weighted Average Shares Outstanding (in thousands)
  Basic                                                        235,522    237,020
  Diluted                                                      238,568    240,578

Dividends per Share                                            $  0.21    $  0.20

See Notes to Condensed Consolidated Financial Statements.



PART I - FINANCIAL INFORMATION (Continued)
Item 1. Financial Statements
The Clorox Company and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions)


                                                                9/30/00    6/30/00
                                                               --------   --------
ASSETS
------
 Current Assets
   Cash and short-term investments                             $    189   $    254
   Receivables - net                                                516        624
   Inventories                                                      378        376
   Prepaid expenses and other                                       170        175
   Deferred income taxes                                             24         25
                                                               --------   --------
     Total current assets                                         1,277      1,454

 Property, Plant and Equipment - Net                              1,063      1,079

 Brands, Trademarks, Patents and Other Intangibles - Net          1,513      1,536

 Investments in Affiliates                                          110        110

 Other Assets                                                       175        174
                                                               --------   --------
 Total                                                         $  4,138   $  4,353
                                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
 Current Liabilities
   Accounts payable                                            $    219   $    319
   Accrued liabilities                                              359        397
   Accrued merger and restructuring                                  11         16
   Commercial paper and other short-term debt                       647        768
   Income taxes payable                                              63         36
   Current maturities of long-term debt                             206          5
                                                               --------   --------
     Total current liabilities                                    1,505      1,541

 Long-term Debt                                                     389        590

 Other Obligations                                                  197        204

 Deferred Income Taxes                                              221        224

 Stockholders' Equity
   Common stock                                                     250        250
   Additional paid-in capital                                       128        127
   Retained earnings                                              2,120      2,068
   Treasury shares, at cost                                        (451)      (451)
   Accumulated other comprehensive net losses                      (204)      (183)
   Other                                                            (17)       (17)
                                                               --------   --------
     Stockholders' equity                                         1,826      1,794
                                                               --------   --------

 Total                                                         $  4,138   $  4,353
                                                               ========   ========

See Notes to Condensed Consolidated Financial Statements.



PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In millions)

                                                               Three Months Ended
                                                               ------------------
                                                               9/30/00    9/30/99
                                                               --------   -------

Operations:
  Net earnings                                                 $    98    $    87
  Adjustments to reconcile to net cash provided by
  operations:
    Depreciation and amortization                                   54         48
    Deferred income taxes                                            2          2
    Other                                                           13          1
    Changes in:
      Accounts receivable                                          107         30
      Inventories                                                   (5)         1
      Prepaid expenses and other                                     5          8
      Accounts payable                                            (100)        (1)
      Accrued liabilities                                          (34)       (32)
      Accrued merger and restructuring                              (5)        (9)
      Income taxes payable                                          27         10
                                                               --------   -------
      Net cash provided by operations                              162        145
                                                               --------   -------

Investing Activities:
  Purchases of property, plant and equipment                       (18)       (24)
  Businesses acquired                                                -         (7)
  Other                                                            (31)       (14)
                                                               --------   -------
      Net cash used for investing                                  (49)       (45)
                                                               --------   -------

Financing Activities:
  Commercial paper and other short-term debt
  borrowings (repayments), net                                    (124)       (26)
  Long-term debt borrowings                                          2         13
  Long-term debt repayments                                         (3)        (2)
  Cash dividends                                                   (49)       (47)
  Treasury stock purchased and related premiums                     (4)       (43)
  Settlement of share repurchase and option contracts                -         76
  Issuance of common stock for employee stock plans and other        2          5
                                                               --------   -------
      Net cash used for financing                                 (176)       (24)
                                                               --------   -------

Effect on cash of exchange rate changes                             (2)         1
Net increase (decrease) in cash and short-term investments         (65)        77
Cash and short-term investments:
  Beginning of period                                              254        132
                                                               --------   -------
  End of period                                                $   189    $   209
                                                               ========   =======

See Notes to Condensed Consolidated Financial Statements.


Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)

1) The condensed consolidated financial statements for the three months ended September 30, 2000 and 1999 have not been audited but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows of The Clorox Company and its subsidiaries (the "Company").


2) Inventories at September 30, 2000 and at June 30, 2000 consisted of:

                                           9/30/00       6/30/00
                                           -------       -------

Finished goods and work in process         $   257       $   250
Raw materials and supplies                     121           126
                                           -------       -------

  Total                                    $   378       $   376
                                           =======       =======

3) The Company's 8.8% non-callable notes due August 2001, totaling $200 million, are included in current maturities of long-term debt as of September 30, 2000. Such amounts were included in long-term debt as of June 30, 2000.


4) Effective July 1, 2000, the Company adopted SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative
Instruments and Certain Hedging Activities." The statement requires that an entity recognize all derivatives as either assets or liabilities. The transition adjustment to implement this new standard on July 1, 2000, which is presented as a cumulative effect of change in accounting principle, reduced earnings by $2 million (net of tax of $1 million) and increased other comprehensive income by $10 million (net of tax of $7 million).

At September 30, 2000, the Company had interest rate swaps, derivative commodity contracts and foreign exchange contracts. The interest rate swaps were designated as fair value hedges of both fixed and variable debt obligations and were recorded with a fair value of $5 million in long-term debt. The derivative commodity contracts with a net fair value of $2 million were designated as cash flow hedges of raw material purchases and were recorded as follows: $5 million in other assets, $2 million in other long-term obligations and $1 million in current liabilities. The Company also had a derivative commodity contract with a fair value of $4 million that did not qualify for hedge accounting treatment which had been recorded to other long-term obligations with the offset to both cumulative effect of change in accounting principle and current earnings. The foreign exchange contracts were designated as fair value hedges of foreign currency denominated debt, with a fair value of $5 million, and were recorded as follows: $4 million as an addition to long-term debt and $1 million in current liabilities.




PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)


5) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The weighted average number of shares outstanding (denominator) used to calculate basic EPS is reconciled to those shares used in calculating diluted EPS as follows (in thousands):



                                          Weighted Average Number
                                           of Shares Outstanding
                                        ---------------------------
                                             Three Months Ended
                                        ---------------------------
                                            9/30/00      9/30/99
                                        ------------- -------------

Basic                                       235,522      237,020
Stock options                                 2,292        3,539
Share repurchase and hedging contracts          671            -
Other                                            83           19
                                        ------------- -------------

Diluted                                     238,568       240,578
                                        ============= =============

6) Comprehensive income for the Company includes net income, foreign currency translation adjustments and derivative gains or losses that are excluded from net income but included as a separate component of total stockholders' equity. Comprehensive income for the three month period ended September 30, 2000 and 1999 is as follows:


                                             Three Months Ended
                                        ---------------------------
                                            9/30/00      9/30/99
                                        ------------- -------------
Net Earnings                            $        98   $       87
Other comprehensive income(loss)
Foreign currency translation
 adjustments                                    (22)          (5)
Cumulative effect of change in
 accounting principle                            10            -

Net derivative loss                              (9)           -
                                        ------------- -------------

Total comprehensive income              $        77   $       82
                                        ============= =============




PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)


7) The Company's operating segments are as follows:

U. S. Household Products and Canada: Includes cleaning, bleach and other home care products, and water filtration products marketed in the United States and all products marketed in Canada.

U. S. Specialty Products: Includes charcoal, automotive care, cat litter, insecticides, food products, professional products and the food storage and disposal categories.

International Operations: Includes operations outside the United States and Canada.

Corporate, Interest and Other: Includes certain unallocated administrative costs, goodwill amortization, interest income, interest expense, merger-related costs, and other income and expense.


Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision maker. The following table shows operating segment information.


                                                                   Earnings Before Income Taxes and
                                                                    Cumulative Effect of Change in
                                             Net Sales                   Accounting Principle
                                        ------------------         --------------------------------
                                        Three Months Ended                Three Months Ended
                                        ------------------         --------------------------------
                                        9/30/00    9/30/99                9/30/00   9/30/99
                                        -------    -------                -------   -------
U.S. Household Products and Canada      $   425    $   401                $   139   $   132
U.S. Specialty Products                     419        404                    102        97
International Operations                    141        137                     19        13
Corporate, Interest and Other                 -          -                   (105)     (105)
                                        -------    -------                -------   -------

Total Company                           $   985    $   942                $   155   $   137
                                        =======    =======                =======   =======



8) On November 1, 2000, the Company entered into an agreement with Brita GmbH to acquire the right to the Brita trademark and other intellectual property in North and South America and certain other net assets. The purchase price and terms of the agreement are expected to be completed by November 20, 2000.

9) Certain reclassifications have been made to prior-period amounts to conform to the current period presentation.


PART I - FINANCIAL INFORMATION (Continued)
Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Results of Operations

Comparison of the Three Months Ended September 30, 2000
with the Three Months ended September 30, 1999


Diluted earnings per share increased 14% to 41 cents from 36 cents a year ago, and net earnings increased 13% to $98 million from $87 million a year ago. Improved earnings were principally due to volume increases and cost savings initiatives.

Net sales increased 5% to $985 million due to an overall 6% increase in the Company's volumes. Volume growth was achieved in each of the Company's segments. The U.S. Household Products and Canada segment's net sales increased 6% due to an increase of 7% in the segment's shipments. This volume growth resulted from the strong performance of Clorox Disinfecting Wipes and Meadow
Fresh Pine-Sol cleaner, both introduced in the prior year, and increases in shipments of Tilex and Clorox Clean-Up. The U.S. Specialty Products segment's net sales increased 4% and its volumes increased 3%. The volume growth was attributable to higher shipments of Kingsford and Match Light Charcoal resulting from favorable weather conditions, greater shipments of Scoop
Away cat litter achieved from the successful repositioning of this line, and higher volume gains recorded for the Armor All protectants and tire care products. Also contributing to the increase in net sales was the favorable impact from lower promotional spending. Offsetting these increases were lower volumes from the Company's food storage and disposal business and the STP product line due to the elimination of low-margin, non-strategic items as well as a shift in assortment mix in the food storage and disposal business. The International segment's net sales increased 4% and its volumes, driven by the acquisition of Bon
Bril in the prior year's fourth quarter, increased 10%.
Offsetting this increase was the unfavorable impact resulting from foreign currency movements in Australia, New Zealand and Chile, and from a shift in product mix and higher promotional spending in Latin America.

Cost of products sold as a percentage of sales increased to 56% compared to 55% in the previous year due to higher resin, packaging and other raw material costs and an unfavorable assortment mix resulting from recent launches of new products.
Partially offsetting these increases were cost savings generated from shifting automotive care manufacturing in-house from co-packers.

Selling and administrative expenses decreased 3% to $123 million due to restructuring the Company's Asia operations during the fourth quarter of the prior year, bringing sales and distribution activities in-house in major Latin America markets, and from lower market research spending. These savings were partially offset by higher commission expense resulting from volume increases.

Advertising expense decreased 5% as a result of higher advertising costs in the year ago period to support the STP business and the launch of new products in the food and laundry businesses.

Interest expense increased from the prior year due to rising interest rates.

Other expense, net, increased due to lower interest income, equity earnings and royalty income.

The cumulative effect of change in accounting principle of $2 million (net of tax of $1 million) was recognized as a transition adjustment as of July 1, 2000 due to the implementation of SFAS No. 133, "Accounting for Derivative Investments and
Hedging Activities".


PART I - FINANCIAL INFORMATION (Continued)
Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Financial Condition, Liquidity and Capital Resources


The Company's financial position and liquidity remains strong due to continuing cash flow provided by operations during the past fiscal year and for the quarter ended September 30, 2000. The decrease in receivables corresponds with lower sales in the first quarter as compared with the fourth quarter of the prior year and reflects the seasonal nature of charcoal and certain international businesses.
The slight increase in inventories reflects an inventory build in the seasonal business. Decreases in accounts payable and accrued liabilities reflect timing of promotional spending and inventory purchases.

The Company's 8.8% non-callable notes due August 2001, totaling $200 million, are now included in current maturities of long-term debt since they are due within the next twelve months.

On November 1, 2000, the Company entered into an agreement with Brita GmbH to acquire the right to the Brita trademark and other intellectual property in North and South America and certain other net assets. The acquisition will be funded by cash provided by short-term borrowings. The purchase price and terms of the agreement are expected to be completed by November 20, 2000.

Management believes the Company has access to sufficient capital through existing lines of credit and, should the need arise, from other public and private sources.


PART I - FINANCIAL INFORMATION (Continued)
Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cautionary Statement


Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future growth, profitability, costs, expectations, plans or objectives, are forward-looking statements based on management's estimates, assumptions and projections. These forward-looking statements are subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes. Important factors that could affect performance and cause results to differ materially from management's expectations are described in "Forward-Looking Statements and Risk Factors" in the Company's
Annual Report on Form 10-K for the year ending June 30, 2000, and in the Company's subsequent SEC filings. Those factors include, but are not limited to, marketplace conditions and events, competitors' actions, the Company's costs, risks inherent in litigation and international operations, the success of new products, the integration of acquisitions and mergers, and environmental, regulatory and intellectual property matters.



S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		                    THE CLOROX COMPANY
 			             (Registrant)


DATE  11/13/00                 BY /s/ GREGORY S. FRANK
      -----------                -------------------------------
                                 Gregory S. Frank
                                 Vice-President - Controller









1
Page