Form 10-Q
period 2000-12-31
CLOROX CO /DE/
filed 2001-02-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               ----   ----


Commission file number 1-07151



                   THE CLOROX COMPANY
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                         31-0595760
----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)             Identification number

1221 Broadway - Oakland, California           94612 - 1888
----------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number,               (510) 271-7000
(including area code)
----------------------------------------------------------------

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


Yes  X                 No
    ----                  ----
As of December 31, 2000 there were 236,275,132 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

----------------------------------------------------------------

                          THE CLOROX COMPANY

PART I.     Financial Information                             Page No.
            ---------------------                             --------

            Item 1.  Financial Statements

                     Condensed Consolidated Statements
                      of Earnings
                         Three Months and Six Months Ended
                         December 31, 2000 and 1999               3

                     Condensed Consolidated Balance Sheets
                         December 31, 2000 and June 30, 2000      4

                     Condensed Consolidated Statements of
                      Cash Flows
                         Six Months Ended December 31, 2000
                          and 1999                                5

                     Notes to Condensed Consolidated
                      Financial Statements                      6 - 10

             Item 2.  Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                               11 - 13

PART II.     Other Information
             -----------------

             Item 4.  Submission of Matters to a Vote of
                       Security Holders                            14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company and Subsidiaries
Condensed Consolidated Statements of Earnings
-------------------------------------------------
(In millions, except share and per-share amounts)



                                                      Three Months Ended       Six Months Ended
                                                    ----------------------   --------------------
                                                      12/31/00  12/31/99      12/31/00  12/31/99
                                                    ----------- ----------   ---------- ---------

Net Sales                                                 $899      $954        $1,884    $1,896

Cost and Expenses
  Cost of products sold (Note 2)                           525       535         1,074     1,052
  Selling and administration                               128       135           251       262
  Advertising                                              100       110           210       226
  Research and development                                  17        15            31        29
  Restructuring and asset impairment                         4         6             4         8
  Interest expense                                          23        23            49        46
  Other expense, net                                         3        10            11        16
                                                    ----------- ----------   ---------- ---------

    Total costs and expenses                               800       834         1,630     1,639
                                                    ----------- ----------   ---------- ---------

Earnings before income taxes and cumulative effect
  of change in accounting principle                         99       120           254       257
Income taxes                                                35        44            90        94
                                                    ----------- ----------   ---------- ---------

Earnings before cumulative effect                           64        76           164       163
  of change in accounting principle
Cumulative effect of change in accounting
 principle (Note 5)                                          -         -            (2)        -
                                                    ----------- ----------   ---------- ---------

Net Earnings                                               $64       $76          $162      $163
                                                    =========== ==========   ========== =========

Earnings per Common Share
  Basic
    Earnings before cumulative effect                    $0.27     $0.32         $0.70     $0.69
     of change in accounting principle
    Cumulative effect of change in accounting
     principle                                               -         -         (0.01)        -
                                                    ----------- ----------   ---------- ---------
  Net earnings                                           $0.27     $0.32         $0.69     $0.69
                                                    =========== ==========   ========== =========

  Diluted
    Earnings before cumulative effect                    $0.27     $0.32         $0.69     $0.68
     of change in accounting principle
    Cumulative effect of change in accounting
     principle                                               -         -         (0.01)        -
                                                    ----------- ----------   ---------- ---------
Net earnings                                             $0.27     $0.32         $0.68     $0.68
                                                    =========== ==========   ========== =========

Weighted Average Shares Outstanding (in thousands)
  Basic                                                236,069   236,475        235,796  236,747
  Diluted                                              239,093   239,737        238,956  240,211

Dividends per Share                                      $0.21     $0.20          $0.42    $0.40

See Notes to Condensed Consolidated Financial Statements.



Item 1. Financial Statements
The Clorox Company and Subsidiaries
Condensed Consolidated Balance Sheets
-------------------------------------
(In millions)


                                                            12/31/00              6/30/00
                                                           ----------            ---------
ASSETS
------
  Current Assets
    Cash and short-term investments                        $      196           $      254
    Receivables - net                                             486                  624
    Inventories                                                   379                  376
    Prepaid expenses and other                                    172                  175
    Deferred income taxes                                          23                   25
                                                           ----------            ---------
      Total current assets                                      1,256                1,454

  Property, Plant and Equipment - Net                           1,058                1,079

  Brands, Trademarks, Patents and Other Intangibles - Net       1,605                1,536

  Investments in Affiliates                                       101                  110

  Other Assets                                                    178                  174
                                                           ----------            ---------

  Total                                                    $    4,198            $   4,353
                                                           ==========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current Liabilities
    Accounts payable                                       $      193            $     319
    Accrued liabilities                                           358                  397
    Accrued merger and restructuring                                8                   16
    Commercial paper and other short-term debt                    718                  768
    Income taxes payable                                           60                   36
    Current maturities of long-term debt                          208                    5
                                                           ----------            ---------
      Total current liabilities                                 1,545                1,541

  Long-Term Debt                                                  389                  590

  Other Obligations                                               193                  204

  Deferred Income Taxes                                           209                  224

  Share Repurchase Contracts and Option Agreements                241                    -

  Stockholders' Equity
    Common stock                                                  250                  250
    Additional paid-in capital                                    132                  127
    Retained earnings                                           2,139                2,068
    Treasury shares, at cost                                     (684)                (451)
    Accumulated other comprehensive net losses                   (201)                (183)
    Other                                                         (15)                 (17)
                                                           ----------            ---------
      Stockholders' equity                                      1,621                1,794
                                                           ----------            ---------

  Total                                                    $    4,198            $   4,353
                                                           ==========            =========

See Notes to Condensed Consolidated Financial Statements.


Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
------------------------------------------------
(In millions)

                                                                         Six Months Ended
                                                                      ----------------------
                                                                      12/31/00      12/31/99
                                                                      --------      --------

Operations:
  Net earnings                                                        $    162      $    163
  Adjustments to reconcile to net cash provided by
   operating activities:
    Depreciation and amortization                                          110            98
    Deferred income taxes                                                   (3)            9
    Other                                                                   29            10
    Changes in (excluding effects of business acquired):
      Accounts receivable                                                  142            36
      Inventories                                                           (8)          (38)
      Prepaid expenses and other                                             3             6
      Accounts payable                                                    (127)            8
      Accrued liabilities                                                  (38)          (23)
      Accrued merger and restructuring                                      (8)          (11)
      Income taxes payable                                                  23           (12)
                                                                      --------      --------
      Net cash provided by operations                                      285           246
                                                                      --------      --------
Investing Activities:
  Purchases of property, plant and equipment                               (46)          (67)
  Businesses acquired net of cash acquired                                (117)          (31)
  Proceeds from disposals of property, plant and equipment                   5             3
  Other                                                                    (41)          (27)
                                                                      --------      --------
    Net cash used for investing                                           (199)         (122)
                                                                      --------      --------

Financing Activities:
  Commercial paper and other short-term debt repayments, net               (49)          (37)
  Long-term debt borrowings                                                  2            14
  Long-term debt repayments                                                 (4)          (12)
  Cash dividends                                                           (99)          (95)
  Treasury stock purchased and related premiums                             (7)          (45)
  Settlement of share repurchase and option contracts                        -            76
  Issuance of common stock for employee stock plans and other               15             1
                                                                      --------      --------
    Net cash used for financing                                           (142)          (98)
                                                                      --------      --------

Effect on cash of exchange rate changes                                     (2)            1
Net increase (decrease) in cash and short-term investments                 (58)           27
Cash and short-term investments:
  Beginning of period                                                      254           132
                                                                      --------      --------
  End of period                                                       $    196      $    159
                                                                      ========      ========

See Notes to Condensed Consolidated Financial Statements.


Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(In millions, except share and per-share amounts)

1) The condensed consolidated financial statements for the three and six month periods ended December 31, 2000 and 1999 have not been audited but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows of The Clorox Company and its subsidiaries (the "Company").

2) Inventories at December 31, 2000 and at June 30, 2000 consisted of:

                                       12/31/00     6/30/00
                                       --------     -------

Finished goods and work in process     $    257     $   250
Raw materials and supplies                  122         126
                                       --------     -------

  Total                                $    379     $   376
                                       ========     =======

Inventories totaling $14 million and $1 million were written off during the three month periods ended December 31, 2000 and 1999, respectively and $17 million and $3 million for the six month periods ended December 31, 2000 and 1999, respectively. Inventory write-offs of $14 recognized in the second quarter of fiscal
2001 included $12 million of write-offs for paper towel size disinfecting wipes, Black Flag Gold and certain Brita inventories.

3) In November 2000, the Company acquired for $122 million from Brita GmbH the rights to the Brita trademark and other intellectual property in North and South America and certain other net assets.
The Company also increased its ownership in Brita Limited and Brita South America from 50% to 100%. (These investments were previously accounted for under the equity method of accounting and are now fully consolidated.) The acquisition was accounted for as a purchase and was funded using a combination of cash and debt.

In January 2001, the Company signed an agreement to purchase 50% of Bombril S.A., a Brazilian household cleaning products business. Under the terms of the share sale and purchase agreement dated January 23, 2001, the Company will acquire 50% of the business and its assets for approximately $200 million. This acquisition is expected to close in the fourth quarter of this fiscal year and management expects to account for the transaction as a purchase.

4) The Company's 8.8% non-callable notes due August 2001, totaling $200 million, are included in current maturities of long-term debt as of December 31, 2000. Such amounts were included in long-term debt as of June 30, 2000. In February 2001, the Company issued $300 million of 6.125% unsecured senior unsubordinated notes due in February 2011, with interest payable semi-annually in February and August. The notes are for general corporate purposes, including refinancing existing debt and funding future acquisitions, capital expenditures and working capital requirements. In connection with the notes, the Company agreed to certain restrictive covenants and limitations including a restriction on the Company's right to engage in certain sale and leaseback transactions. The Company also entered into an interest rate swap agreement that converts $100 million of the 6.125% note from a fixed to a floating rate.

Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(In millions, except share and per-share amounts


5) Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The transition adjustment recognized to implement this new standard on July 1, 2000, which is presented as a cumulative effect of change in accounting principle, reduced earnings by $2 million (net of tax of $1 million) and increased other comprehensive income by $10 million (net of tax of $7 million).

At December 31, 2000 and July 1, 2000, the Company's derivative instruments are recorded in the condensed consolidated financial statement as follows:


                                                           12/31/00          7/1/00
                                                           --------          ------

Prepaid Expenses and Other - Foreign exchange contracts    $    1                -

Other Assets - Commodity purchase contracts                $    8            $  17

Current Liabilities:
  Commodity purchase contracts                             $    1                -
  Foreign exchange contracts                               $    1                -

Long-Term Debt:
  Interest rate swaps                                      $    12               -
  Foreign exchange contracts                               $   (11)              -

Other Long-Term Obligations:
  Commodity purchase contract                              $     3           $   3


Most interest rate swaps, commodity purchase and foreign exchange contracts are designated as fair value or cash flow hedges of fixed and variable rate debt obligations, raw material purchase obligations or foreign currency denominated debt instruments. One commodity purchase contract with a fair value of $3 million does not qualify for hedge accounting treatment. Fluctuations in its fair value impacts current earnings and earnings per share.

Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(In millions, except share and per-share amounts

6) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The weighted average number of shares outstanding (denominator) used to calculate basic EPS is reconciled to those shares used in calculating diluted EPS as follows (in thousands):


                                            Weighted Average Number of Shares Outstanding
                                          -------------------------------------------------
                                             Three Months Ended         Six Months Ended
                                          -------------------------- ----------------------
                                            12/31/00   12/31/99        12/31/00   12/31/99
                                          ----------- -------------- ----------- ----------
Basic                                       236,069    236,475         235,796    236,747
Stock options                                 2,581      3,225           2,561      3,428
Share repurchase and hedging contracts          354          -             508          -
Other                                            89         37              91         36
                                          ----------- -------------- ----------- ----------

Diluted                                     239,093    239,737         238,956    240,211
                                          =========== ============== =========== ==========


7) Comprehensive income for the Company includes net earnings, foreign currency translation adjustments and derivative gains or losses that are excluded from net earnings but included as a separate component of total stockholders' equity. Comprehensive income for the three and six month periods ended December 31, 2000 and 1999 is as follows:


                                                  Three Months Ended         Six Months Ended
                                               -------------------------- ----------------------
                                                 12/31/00   12/31/99        12/31/00   12/31/99
                                               ----------- -------------- ----------- ----------
Net Earnings                                     $     64   $    76         $    162   $    163
Other comprehensive income(loss)
  Foreign currency translation adjustments             (2)        4              (24)        (1)
  Cumulative effect of change in accounting
   principle                                            -         -               10          -
  Net derivative gain (loss)                            5         -               (4)         -
                                               ----------- -------------- ----------- ----------

Total comprehensive income                       $     67   $    80         $    144   $    162
                                               =========== ============== =========== ==========


Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(In millions, except share and per-share amounts)

8) The Company's operating segments are as follows:

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

International Operations: Includes operations outside the United States and Canada.

Corporate, Interest and Other: Includes certain unallocated administrative costs, goodwill amortization, interest income, interest expense, and other income and expense.

Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision maker. The following table shows operating segment information.



                                                              Net Sales
                                         -------------------------------------------------
                                            Three Months Ended         Six Months Ended
                                         ------------------------- -----------------------
                                           12/31/00    12/31/99      12/31/00    12/31/99
                                         ------------ ------------ ------------ ----------
U.S. Household Products and Canada       $     365    $     388    $     789    $    789
U.S. Specialty Products                        378          400          797         804
International                                  156          166          298         303
                                         ------------ ------------ ------------ ----------

Total Company                            $     899    $     954    $   1,884    $  1,896
                                         ============ ============ ============ ==========




                                                     Earnings Before Income Taxes
                                        and Cumulative Effect of Change in Accounting Principle
                                        -------------------------------------------------------
                                            Three Months Ended         Six Months Ended
                                         ------------------------- -----------------------
                                           12/31/00    12/31/99      12/31/00    12/31/99
                                         ------------ ------------ ------------ ----------
U.S. Household Products and Canada       $      95    $     120    $     234    $    252
U.S. Specialty Products                         81           93          183         190
International                                   32           26           50          39
Corporate, Interest and Other                 (109)        (119)        (213)       (224)
                                         ------------ ------------ ------------ ----------

Total Company                            $      99    $     120    $     254    $    257
                                         ============ ============ ============ ==========


Item 1.  Financial Statements
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(In millions, except share and per-share amounts)


9) As of December 31, 2000, the Company adopted the accounting and financial reporting standards in Emerging Issues Task Force Issue (EITF) Issue No. 00-19, "Determination of Whether
Share Settlement is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'". EITF Issue No.00-19 requires that share repurchase agreements and option agreements where investors have the ability to require cash settlement be classified as temporary equity (not a part of stockholders' equity). Accordingly, $241 million of such share repurchase contracts and option agreements, previously classified in treasury shares, have been reclassified above stockholders' equity as of December 31, 2000.

InJuly 2000 the Financial Accounting Standards Board ("FASB") reached consensus and issued EITF Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts," which requires implementation no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. EITF Issue No. 00-14 specifies the accounting and income statement classification for the cost of coupons, rebates and discounts related to customer sales. The Company plans to adopt EITF Issue No. 00-14 in the fourth quarter of this year. As a result, coupon costs, currently included as advertising expense, of approximately $20 million and $21 million for the three month periods ended December 31, 2000 and 1999, respectively, and $39 million and $43 million for the six month periods ended December 31, 2000 and 1999, respectively will be reclassified as a deduction from net sales.

10) Certain reclassifications have been made to prior-period amounts to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------

Results of Operations
---------------------

Diluted earnings per share decreased 16% to 27 cents for the three months ended December 31, 2000 principally due to lower volumes, unfavorable product mix, and inventory write-offs of $14 million and asset impairment charges of $4 million recognized in the second quarter of fiscal 2001.
Diluted earnings per share of 68 cents for the six months ended December 31, 2000 reflects lower advertising and selling and administrative expenses offset by inventory write-offs, asset impairments and unfavorable product assortment.

Net sales for the second quarter of fiscal 2001 decreased
6% to $899 million due to volume decreases of 2%, an unfavorable product mix and foreign currency weaknesses.
The U.S. Household Products and Canada segment's net sales decrease of 6% was attributable to an unfavorable product mix resulting from a shift away from higher-priced products and towards larger sizes, and a volume decrease of 2%.
Despite increased shipments from the launches of Clorox Disinfecting Wipes and Meadow Fresh Pine-Sol cleaner (both introduced in the prior year), the segment's volumes decreased primarily due to lower shipments of Brita pour-through systems and filters, dilutable cleaners and disinfecting sprays. The U.S. Specialty Products segment's net sales decreased 6% mostly due to a volume decrease of 5%. Both the Glad's bags and wraps and STP businesses experienced lower volumes mostly due to the elimination of low-margin non-strategic items. The decline in Glad's bag and wraps volumes was also driven by intense competition in lower-priced trash bags. These volume decreases were somewhat mitigated by higher volumes generated from the prior year launch of new products, Glad Odor Shield trash bags, Gladware containers and Glad Stand & Zip food bags. International's net sales decrease of 6% reflected currency weakesses in Australia and New Zealand and the restructuring of the Asian businesses, which was partially offset by the higher volumes resulting from the acquisition of Bon Bril in certain Latin American countries and by new product introductions in Latin America.

Net sales for the six-month period ended December 31, 2000 decreased 1% to $1,884 million. This decrease was due to an unfavorable product mix and currency weaknesses, partly offset by an increase in volumes of 2%. The U.S. Household Products and Canada segment's net sales remained unchanged from the prior year as volume growth achieved from the launch of Clorox Disinfecting Wipes introduced in the prior year was mostly offset by lower shipments of Brita pour-through systems and filters and an unfavorable product mix. The U.S. Specialty Products segment's net sales and volumes both decreased approximately 1%. The decline in volumes is driven by a decrease in the Glad's bags and wraps and STP volumes mostly due to the elimination of low-margin non-strategic items. These volume decreases are partly offset by higher shipments of Kingsford and Match Light Charcoal resulting from favorable weather conditions experienced earlier in the year and greater shipments of Scoop Away cat litter achieved from the successful repositioning of this line. International's net sales decrease of 2% reflects currency weaknesses offset partly by higher volumes resulting from the acquisition of Bon Bril in certain Latin American countries and by new product introductions in Latin America.

Cost of products sold as a percentage of sales increased to 58% from 56% for the quarter ended December 31, 2000 and increased to 57% from 55% for the six month period ended December 31, 2000 due to an unfavorable assortment mix resulting from the launch of new products and higher packaging costs. In addition, inventory write-offs of approximately $14 million recognized in the second quarter for fiscal 2001 included $12 million of write-offs for paper towel size disinfecting wipes, Black
Flag Gold and certain Brita inventories. These increases were partially offset by cost savings generated from manufacturing initiatives and shifting auto and litter manufacturing in-house from co-packers.

Selling and administrative expenses decreased 5% to $128 million and decreased 4% to $251 million for the three and six months ended December 31, 2000, respectively, due to lower market research spending and restructuring the Company's Asia operations during the fourth quarter of the prior year.

Advertising expense decreased 9% for the quarter and 7% for the year due to higher advertising costs in the year ago periods to support the STP business and the launch of new products in the food and laundry businesses, and lower promotional activities in the charcoal business. These increases were partly offset by higher expenditures to support the litter business and the launch of new Glad products during the current year.

Interest expense increased to $49 million from $46 million for the six months ended December 31, 2000 due mostly to higher interest rates this year.

PART I - FINANCIAL INFORMATION (Continued)
Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------

The cumulative effect of change in accounting principle of $2 million (net of tax of $1 million) was recognized as a transition adjustment due to the implementation of SFAS No. 133, "Accounting for Derivative Investments and
Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities." The Company adopted SFAS No. 133, as amended, effective July 1, 2000.

As announced in December 2000, the Company is currently undergoing a review of its operations. As a result of the Company's initial review, inventory write-offs and asset impairment charges related to certain U.S. Specialty Products segment intangible assets and certain Brita assets were recognized in the second quarter of fiscal 2001. The Company will continue this on-going review over the calendar year 2001 and anticipates incurring restructuring, asset impairment and other charges of approximately $150 to $200 million.



Financial Condition, Liquidity and Capital Resources
----------------------------------------------------


The Company's financial position and liquidity remains strong due to continuing cash flow provided by operations during the past fiscal year and for the quarter ended December 31, 2000. The decrease in receivables corresponds principally with lower sales in the second quarter as compared with the fourth quarter of the prior year and reflects the seasonal nature of charcoal and certain international businesses. Inventories reflect an inventory build in the U.S. Specialty Products segment of approximately $14 million and the addition of $6 million of inventories during the quarter due to the Brita acquisition, which are partly offset by inventory write-offs of approximately
$14 million recognized in the second quarter of fiscal 2001. Inventory write-offs of $14 million included $12 million of write-offs for paper towel size disinfecting wipes, Black Flag Gold and certain Brita inventories. Decrease in both payables and accrued liabilities reflect lower media and promotional spending, higher seasonal expenditures accrued in the fourth quarter as compared to the second quarter for the Company's charcoal business, lower resin purchases and other raw material purchases.

The Company's 8.8% non-callable notes due August 2001, totaling $200 million, are included in current maturities of long-term debt as of December 31, 2000. Such amounts were included in long-term debt as of June 30, 2000. In February 2001, the Company issued $300 million of 6.125% unsecured senior unsubordinated notes due in February 2011 with interest payable semi-annually in February and August. The notes are for general corporate purposes, including refinancing existing debt and funding future acquisitions, capital expenditures and working capital requirements. In connection with the notes, the Company agreed to certain restrictive covenants and limitations including a restriction on the Company's right to engage in certain sale and leaseback transactions. The Company also entered into an interest rate swap agreement that converts $100 million of the 6.125% note from a fixed to a floating rate.

In November 2000, the Company acquired for $122 million from Brita GmbH the rights to the Brita trademark and other intellectual property in North and South America and certain other net assets. The Company also increased its ownership in Brita Limited and Brita South America from 50% to 100%. (The investments were previously accounted for under the equity method of accounting and are now fully consolidated.) The acquisition was accounted for as a purchase and was funded using a combination of cash and debt.

In January 2001, the Company signed an agreement to purchase 50% of Bombril S.A., a Brazilian household cleaning products business. Under the terms of the share sale and purchase agreement dated January 23, 2001, the Company will acquire 50% of the business and its assets for approximately $200 million. This acquitision is expected to close in the fourth quarter of this fiscal year and management expects to account for the transaction as a purchase.

The Company will be implementing a new enterprise resource planning system and a new customer relationship management system over the next three calendar years anticipated to incrementally cost approximately $150 million.

Management believes the Company has access to sufficient capital through existing lines of credit and, should the need arise, from other public and private sources.


PART I - FINANCIAL INFORMATION (Continued)
Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------

Cautionary Statement
--------------------


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

PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders


At the Company's 2000 Annual Meeting of Stockholders held on November 15, 2000, the following actions were taken:

1) The following directors were elected:


                                Votes for      Votes Withhold
                             --------------- ------------------
Daniel Boggan, Jr.             203,415,214        1,214,599
Elaine Chao                    203,406,443        1,223,470
Tully Friedman                 203,432,003        1,197,910
Christoph Henkel               202,637,758        1,992,154
Jurgen Manchot                 203,385,216        1,244,697
Robert W. Matschullat          203,463,988        1,165,925
Dean O. Morton                 203,398,348        1,231,565
Klaus Morwind                  203,373,608        1,256,305
Lary R. Scott                  203,425,927        1,203,986
G. Craig Sullivan              203,393,551        1,236,362
C. Al Wolfe                    203,386,724        1,243,189

2) A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2001, was approved by the stockholders. The stockholders cast 203,837,324 votes in favor of this proposal and 205,284 votes against. There were 587,305 abstentions.

S I G N A T U R E
-----------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							THE CLOROX COMPANY
 							(Registrant)

DATE:  February 13, 2001			BY:  /S/ GREGORY S. FRANK
     -------------------                     ----------------------
                                             Gregory S. Frank
                                             Vice-President - Controller