Form 10-Q
period 2001-03-31
CLOROX CO /DE/
filed 2001-05-15
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q





X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

 EXCHANGE ACT OF 1934




For the quarterly period ended March 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 1-07151
                       -------


                 THE CLOROX COMPANY
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                        31-0595760
----------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
Incorporation or organization)            Identification number


1221 Broadway - Oakland, California             94612 - 1888
----------------------------------------------------------------------
(Address of principal executive offices)


Registrant's telephone number, (including area code)   (510) 271-7000
                                                       --------------


----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X             No
      -----                 -------

As of March 31, 2001 there were 236,512,931 shares outstanding of the registrant's common stock (par value $1.00), the registrant's only outstanding class of stock.

----------------------------------------------------------------------

THE CLOROX COMPANY

PART I.    Financial Information                               Page No.
           ---------------------                               --------
           Item 1.  Financial Statements (Unaudited)

                    Condensed Consolidated Statements of
                     Earnings
                      Three Months and Nine Months Ended
                       March 31, 2001 and 2000                     3

                    Condensed Consolidated Balance Sheets
                      March 31, 2001 and June 30, 2000             4

                    Condensed Consolidated Statements
                     of Cash Flows
                      Nine Months Ended March 31, 2001
                       and 2000                                    5

                    Notes to Condensed Consolidated
                     Financial Statements                        6 - 9

           Item 2.  Management's Discussion and Analysis
                     of Results of Operations and
                     Financial Condition                        10 - 13

PART II.   Other Information
           -----------------

           Item 6.  Exhibits and Reports on Form 8-K              14


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
The Clorox Company and Subsidiaries
Condensed Consolidated Statements of Earnings
---------------------------------------------
(In millions, except share and per-share amounts)


                                                       Three Months Ended     Nine Months Ended
                                                       ------------------     -----------------
                                                       3/31/01   3/31/00      3/31/01   3/31/00
                                                       -------   -------      -------   -------

Net Sales                                              $   989   $ 1,034      $ 2,873   $ 2,930

Cost and Expenses
  Cost of products sold (Note 4)                           584       573        1,658     1,625
  Selling and administration                               113       123          364       385
  Advertising                                              118       119          327       345
  Research and development                                  16        15          47         44
  Restructuring and asset impairment                        23        13          27         21
  Interest expense                                          22        25          71         71
  Other expense, net                                        10         1          22         17
                                                       -------   -------      -------   -------

    Total costs and expenses                               886       869       2,516      2,508
                                                       -------   -------      -------   -------

Earnings before income taxes and cumulative effect
 of change in accounting principle                         103       165         357        422
Income taxes                                                24        59         114        153
                                                       -------   -------      -------   -------

Earnings before cumulative effect
 of change in accounting principle                          79       106         243        269
Cumulative effect of change in accounting
 principle (Note 3)                                          -         -          (2)         -
                                                       -------   -------      -------   -------

Net Earnings                                           $    79   $   106      $   241   $   269
                                                       =======   =======      =======   =======


Earnings per Common Share
  Basic
    Earnings before cumulative effect
     of change in accounting principle                 $  0.33   $  0.45      $  1.03   $  1.14
    Cumulative effect of change in
     accounting principle                                    -         -        (0.01)        -
                                                       -------   -------      -------   -------
  Net earnings                                         $  0.33   $  0.45      $  1.02   $  1.14
                                                       =======   =======      =======   =======


  Diluted
    Earnings before cumulative effect
     of change in accounting principle                 $  0.33   $  0.44      $  1.02   $  1.12
    Cumulative effect of change in
     accounting principle                                    -         -        (0.01)        -
                                                       -------   -------      -------   -------

  Net earnings                                         $  0.33   $  0.44      $  1.01   $  1.12
                                                       =======   ========     =======   =======


Weighted Average Shares Outstanding (in thousands)
  Basic                                                236,406   235,843      235,999   236,446
  Diluted                                              239,764   238,848      239,179   239,894


Dividends per Share                                    $  0.21   $  0.20      $  0.63   $  0.60


See Notes to Condensed Consolidated Financial Statements.



 PART I - FINANCIAL INFORMATION (Continued)
Item 1. Financial Statements (Unaudited)
The Clorox Company and Subsidiaries
Condensed Consolidated Balance Sheets
-------------------------------------
(In millions)


                                                       3/31/01          6/30/00
                                                       -------          -------

ASSETS
------

Current Assets
  Cash and equivalents                                $    152          $   254
  Receivables - net                                        577              624
  Inventories                                              359              376
  Other                                                     49              200
                                                       -------          -------
    Total current assets                                 1,137            1,454

Property, Plant and Equipment - Net                      1,016            1,079

Brands, Trademarks, Patents and Other
 Intangibles - Net                                       1,585            1,536

Investments in Affiliates                                  103              110

Other Assets                                               176              174
                                                       -------          -------

Total                                                  $ 4,017          $ 4,353
                                                       =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Current Liabilities
    Notes and loans payable                           $    236          $   768
    Current maturities of long-term debt                   204                5
    Accounts payable                                       209              319
    Accrued liabilities                                    414              413
    Income taxes payable                                    40               36
                                                       -------          -------
      Total current liabilities                          1,103            1,541

Long-Term Debt                                             684              590

Other Long-term Liabilities                                195              204

Deferred Income Taxes                                      155              224

Share Repurchase Contracts and Option Agreements           241                -

Stockholders' Equity
  Common stock                                             250              250
  Additional paid-in capital                               133              127
  Retained earnings                                      2,171            2,068
  Treasury shares, at cost                                (683)            (451)
  Accumulated other comprehensive net losses              (220)            (183)
  Other                                                    (12)             (17)
                                                       -------          -------
    Stockholders' equity                                 1,639            1,794
                                                       -------          -------

Total                                                  $ 4,017          $ 4,353
                                                       =======          =======

See Notes to Condensed Consolidated Financial Statements.



PART I - FINANCIAL INFORMATION (Continued)
Item 1.  Financial Statements (Unaudited)
The Clorox Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
-----------------------------------------------
(In millions)


                                                          Nine Months Ended
                                                        -----------------------
                                                        3/31/01       3/31/00
                                                        -------       -------

Operations:
  Net earnings                                          $   241       $   269
  Adjustments to reconcile net earnings to net
   cash provided by operations:
    Depreciation and amortization                           167           151
    Deferred income taxes                                   (32)           13
    Restructuring and asset impairment                       27             2
    Other                                                    15            10
    Cash effects of changes in (excluding effects
     of business acquired):
      Accounts receivable                                    57           (58)
      Inventories                                            20           (74)
      Other current assets                                    3             7
      Accounts payable and accrued liabilities             (134)           16
      Income taxes payable                                    2             7
                                                        -------       -------
    Net cash provided by operations                         366           343
                                                        -------       -------

Investing Activities:
  Capital expenditures                                      (86)         (103)
  Businesses acquired (net of cash acquired)               (117)         (101)
  Proceeds from disposals of property,
   plant and equipment                                        8             5
  Other                                                     (46)          (57)
                                                        -------       -------
    Net cash used for investing                            (241)         (256)
                                                        -------       -------

Financing Activities:
  Notes and loans payable, net                             (527)          125
  Collection of prepaid forward                             150             -
  Long-term debt borrowings                                 300            15
  Long-term debt repayments                                  (5)          (28)
  Cash dividends                                           (148)         (142)
  Treasury stock purchased and related premiums              (8)         (119)
  Settlement of share repurchase and option contracts         -            76
  Issuance of common stock for employee stock
   plans and other                                           14             2
                                                        -------       -------
    Net cash used for financing                            (224)          (71)
                                                        -------       -------

Effect of exchange rate changes on cash
 and equivalents                                             (3)            1
                                                        -------       -------

Net (decrease) increase in cash and equivalents            (102)           17
Cash and equivalents:
  Beginning of period                                       254           132
                                                        -------       -------

  End of period                                         $   152       $   149
                                                        =======       =======

See Notes to Condensed Consolidated Financial Statements.


Item 1.  Financial Statements (Unaudited)
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(In millions, except share and per-share amounts)


1) The condensed consolidated financial statements for the three and nine-month periods ended March 31, 2001 and 2000 have not been audited but, in the opinion of management, include all adjustments, i.e. accruals necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and subsidiaries, the "Company".


2) Certain reclassifications were made in the prior periods' condensed consolidated financial statements to conform to the current periods' presentation.


3) Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,"
 as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The transition adjustment recognized to implement this new standard on July 1, 2000, which is presented as a cumulative effect of change in accounting principle, reduced earnings by $2 million (net of tax of $1 million) and increased other comprehensive income by $10 million (net of tax of $7 million).

At March 31, 2001 and July 1, 2000, the Company's derivative instruments are recorded in the condensed consolidated financial statement as follows:

                                   3/31/01        7/1/00
                                   -------        ------
Other Assets:
  Commodity purchase contracts     $  6           $ 17
  Interest rate swaps                 1             -

Current Liabilities - Foreign
 exchange contracts                   1             -

Long-Term Debt:
  Interest rate swaps                 7             -
  Foreign exchange contracts         (8)            -

Other Long-Term Obligations:
  Commodity purchase contract         3             3


Most interest rate swaps, commodity purchase and foreign exchange contracts are designated as fair value or cash flow hedges of fixed and variable rate debt obligations, raw material purchase obligations, foreign currency denominated debt instruments, or foreign currency denominated purchase obligations. One commodity purchase contract with a fair value of $3 million does not qualify for hedge accounting treatment and fluctuations in its fair value impact current earnings and earnings per share.

As of December 31, 2000, the Company adopted the accounting and financial reporting standards in Emerging Issues Task Force (EITF) Issue No. 00-19, "Determination of Whether Share Settlement is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'". EITF Issue No.00-19 requires that share repurchase agreements and option agreements where investors have the ability to require cash settlement be classified as temporary equity (not a part of stockholders' equity). Accordingly, $241 million of such share repurchase contracts and option agreements, previously classified in treasury shares, have been reclassified from stockholders' equity as of March 31, 2001.

Item 1.  Financial Statements (Unaudited)
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(In millions, except share and per-share amounts


In July 2000, the Financial Accounting Standards Board ("FASB") reached consensus and issued EITF Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts". In April 2001, the
FASB reached a consensus deciding to defer implementation to quarters beginning after December 15, 2001, with early adoption permitted. EITF Issue No. 00-14 specifies the accounting and income statement classification for the cost of coupons, rebates and discounts related to customer sales. The Company plans to adopt EITF Issue No. 00-14 in the fourth quarter of this year. As a result, coupon costs, currently included as advertising expense, of approximately $23 million and $20 million for the three-month periods ended March 31, 2001 and 2000, respectively, and $64 million and $63 million for the nine-month periods ended March 31, 2001 and 2000, respectively, will be reclassified as a deduction from net sales.


4) Inventories at March 31, 2001 and at June 30, 2000 consisted of:

                                         3/31/01      6/30/00
                                         -------      -------

Finished goods and work in process       $  284       $  266
Raw materials and supplies                  132          135
LIFO allowance                               (9)         (10)
Allowance for obsolescence                  (48)         (15)
                                         -------      -------

    Total                                $  359       $  376

Inventories totaling $31 million and $7 million were written off during the three-month periods ended March 31, 2001 and 2000, respectively, and $48 million and $9 million for the nine-month periods ended March 31, 2001 and 2000, respectively. Charges to cost of products sold included inventory write-offs of $23 million and $35 million for the three-month and nine-month periods ended March 31, 2001, respectively, that were related primarily to discontinued products, packaging, and unsuccessful product launches.


5) In November 2000, the Company acquired for $122 million from Brita GmbH the rights to the Brita trademark and other intellectual property in North and South America and certain other net assets. The Company also increased its ownership in Brita Limited and Brita South America from 50% to 100%. These investments were previously accounted for under the equity method of accounting and are now fully consolidated. The acquisition was accounted for as a purchase and was funded using a combination of cash and debt.

In May 2001, the Company entered into a revised agreement with Bombril S.A., a Brazilian household cleaning products business, to acquire for approximately $175 million a 50% interest in Clorox-Bombril S.A., a new venture to be formed by the Company and Bombril S.A. The acquisition is anticipated to close in the first quarter of fiscal year 2002. Management expects to account for the transaction as a purchase and initially will fund the purchase with debt. The Company had previously announced in January 2001 that it had entered into a joint venture agreement with Bombril S.A. and then in April 2001 announced its notification to Bombril S.A. that it was canceling the agreement.


6) The Company's 8.8% non-callable notes due August 2001, totaling $200 million, are included in current maturities of long-term debt as of March 31, 2001. Such amounts were included in long-term debt as of June 30, 2000. In February 2001, the Company issued $300 million of 6.125% unsecured senior unsubordinated notes due in February 2011, at a discount of $1 million and an effective rate of approximately 6.2%. Interest is payable semi-annually in February and August. The notes are for general corporate purposes, including refinancing existing debt and funding future acquisitions, capital expenditures and working capital requirements. In connection with the notes, the Company agreed to certain restrictive covenants and limitations including a restriction on the Company's right to engage in certain sale and leaseback transactions of any manufacturing plant or facility. The Company also entered into an interest rate swap agreement that converts $100 million of the 6.125% note from a fixed to a floating rate.

Item 1.  Financial Statements (Unaudited)
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(In millions, except share and per-share amounts


7) Basic earnings per share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities. The weighted average number of shares outstanding (denominator) used to calculate basic EPS is reconciled to those shares used in calculating diluted EPS as follows
(in thousands):

                                     Weighted Average Number of Shares Outstanding
                                     ---------------------------------------------
                                     Three Months Ended          Nine Months Ended
                                     ------------------          -----------------
                                     3/31/01   3/31/00           3/31/01   3/31/00
                                     -------   -------           -------   -------

Basic                                236,406   235,843           235,999   236,446
Stock options                          1,678     2,955             2,251     3,402
Share repurchase option contracts      1,562         -               823         -
Other                                    118        50               106        46
                                     -------   -------           -------   -------

Diluted                              239,764   238,848           239,179   239,894
                                     =======   =======           =======   =======



8) Comprehensive income for the Company includes net earnings, foreign currency translation adjustments and derivative gains or losses that are excluded from net earnings but included as a separate component of total stockholders' equity. Comprehensive income for the three and nine-month periods ended March 31, 2001 and 2000 is as follows:


                                     Three Months Ended          Nine Months Ended
                                     ------------------          -----------------
                                     3/31/01   3/31/00           3/31/01   3/31/00
                                     -------   -------           -------   -------

Net Earnings                         $    79   $   106           $   241   $   269
Other comprehensive income (loss)
  Foreign currency translation
   adjustments                           (19)       (3)              (43)       (4)
  Cumulative effect of change in
   accounting principle (net of
   $7 million of tax)                      -         -                10         -
  Net change in valuation of cash
   flow hedges                             -         -                (4)        -
                                     -------   -------           -------   -------

  Total comprehensive income         $    60   $   103           $    204  $   265


Item 1.  Financial Statements (Unaudited)
The Clorox Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
----------------------------------------------------
(In millions, except share and per-share amounts)


9) The Company's reportable operating segments are as follows:

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

Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision maker. The following table shows net sales and earnings before income taxes for these reported operating segments:


                                                        Net Sales
                                     ---------------------------------------------
                                     Three Months Ended          Nine Months Ended
                                     ------------------          -----------------
                                     3/31/01   3/31/00           3/31/01   3/31/00
                                     -------   -------           -------   -------

U.S. Household Products and Canada   $   384   $   404           $ 1,173   $ 1,193
U.S. Specialty Products                  450       469             1,247     1,273
International                            155       161               453       464
                                     -------   -------           -------   -------
Total Company                        $  989    $ 1,034           $ 2,873   $ 2,930
                                     ======    =======           =======   =======


                                               Earnings Before Income Taxes
                               and Cumulative Effect of Change in Accounting Principle
                               -------------------------------------------------------
                                     Three Months Ended          Nine Months Ended
                                     ------------------          -----------------
                                     3/31/01   3/31/00           3/31/01   3/31/00
                                     -------   -------           -------   -------

U.S. Household Products and
 Canada                              $    99   $   118           $   333   $   370
U.S. Specialty Products                   87       135               270       325
International                             22        24                72        63
Corporate, Interest and Other           (105)     (112)             (318)     (336)
                                     -------   -------           -------   -------
Total Company                        $   103   $   165           $   357   $   422
                                     =======   =======           =======   =======



10) In April 2001, the Company announced the expected closure of its Wrens, Georgia cat litter plant and the planned transfer of the Jonny Cat clay litter production to a third-party manufacturer. The Company is currently assessing the earnings impact and anticipates recording a loss in the fourth quarter of fiscal year 2001.

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------
Results of Operations
---------------------

Diluted earnings per share decreased 25% to 33 cents for the three-month period ended March 31, 2001, and decreased
10% to $1.01 for the nine-month period ended March 31, 2001 as compared to the year-ago periods ended March 31, 2000, due to lower sales, inventory write-offs and restructuring and asset impairment charges, partially offset by the decline in the Company's effective tax rates and lower administrative costs.

Net sales for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 decreased
4% to $989 million due to a volume decline of 1%, unfavorable product mix, increased trade promotion spending and foreign currency weakness.

The U.S. Household Products and Canada segment's net sales and volume decreased 5%. The decrease results from higher shipments in the year-ago period due to the introduction of new laundry additives and home cleaning products, lower shipments this period for Clorox
Disinfecting Wipes and Spray due to increased competitive activity and lower volume of dry Clorox bleach, which the Company recently announced it was discontinuing. These volume decreases were partially offset by the launch of a pop-up tub version of Clorox Disinfecting Wipes and increased shipments of Brita faucet-mount systems and Fill & Go water filtration bottles.

The U.S. Specialty Products segment's volume increased
1% while net sales decreased 4%. The volume increases in this segment were due to the launch of Glad OvenWare reusable baking pans during the quarter, launch of Armor
All Wipes, and gains in the cat litter business. The impact of the volume increases on net sales was offset by the unfavorable product mix and size assortment in the segment's businesses and increased trade promotion activity for new product merchandising.

International's net sales decreased 4% while volume increased 5%. The decrease in net sales was driven by foreign currency weakness in Australia, New Zealand, Korea and several Latin American countries offset by volume increases attributable to the prior year acquisition of Bon Bril in certain Latin American countries and by the recent introduction of Poett and other fragranced cleaners in Argentina, Chile, Mexico, Panama and Venezuela.

Net sales for the nine-month period ended March 31, 2001 as compared to the year-ago period decreased 2% to $2,873 million primarily as a result of unfavorable product mix, increased trade spending, and foreign currency weaknesses, partially offset by a volume increase of 1%.

The U.S. Household Products and Canada's segment net sales decreased 2% while volume remained unchanged from the prior year. This decrease was attributed to an unfavorable mix due to a shift to larger sizes.

The U.S. Specialty Products segment's net sales decreased
2% while volume remained unchanged from the year-ago period. The decrease was driven by an unfavorable product mix in the Glad and food businesses. Volume increases as a result of higher shipments of Kingsford and Match Light Charcoal and Scoop Away cat litter and the launch of new products were offset by a decrease in Glad's bags and wraps due to the elimination of low-margin, non-strategic items and customer rationalizations.

International's net sales decreased 2% while volume increased 6%. The decrease in net sales was due to foreign currency weakness. The increase in volume was due to higher volume resulting from the prior year acquisition of Bon Bril in certain Latin American countries, and the recent introduction of new products in Latin America.

Starting in the fourth quarter of fiscal year 2001, the Company will adopt Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Coupons, Rebates, and Discounts". EITF Issue No. 00-14 specifies the accounting and income statement classification for the cost of coupons, rebates and discounts related to customer sales. As a result, coupon costs, currently included as advertising expense, of approximately $23 million and $20 million for the three-month periods ended March 31, 2001 and 2000, respectively, and $64 million and $63 million for the nine-month periods ended March 31, 2001 and 2000, respectively, will be reclassified as a deduction from net sales.

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------
Results of Operations
---------------------

Cost of products sold as a percentage of sales increased to 59% for the quarter ended March 31, 2001 from 55% for the quarter ended March 31, 2000 and 58% for the nine-month period ended March 31, 2001 from 55% for the nine-month period ended March 31, 2000, primarily due to inventory write-offs, higher energy, raw material and packaging costs and an unfavorable product mix in the Glad business. Inventory write-offs of approximately $31 million and $48 million for the three-month and nine-month periods ended March 31, 2001 included $23 million and $35 million, respectively, for inventories associated primarily with discontinued product lines, packaging, and unsuccessful product launches. The write-offs and higher costs are somewhat mitigated by cost savings generated from manufacturing initiatives and shifting auto and Scoop Away litter manufacturing in-house from co-packers.

Selling and administrative expenses decreased 8% to $113 million for the three months ended March 31, 2001 as compared to the year-ago period, due to lower corporate overhead resulting from reduced performance-based compensation and lower commission expense as a result of renegotiated broker rates partially offset by increased operating costs. Selling and administrative expenses decreased 5% to $364 million for the nine months ended March 31, 2001 as compared to the year-ago period, due to reductions in corporate overhead, lower commission expense, lower market research spending and lower costs resulting from restructuring the Company's Asia operations in the fourth quarter of the prior year partially offset by increased operating costs.

Advertising expense decreased 1% for the quarter ended
March 31, 2001 as compared to the year-ago quarter and 5% for the nine-month period ended March 31, 2001 as compared to the year-ago period, due to higher advertising costs last year to support the launch of new products in the food, laundry, Glad, litter and auto businesses.
This decrease is partially offset by higher expenditures in the third quarter of fiscal 2001 to support the launch of Pine Sol Spray and Mop, and increased media spending on charcoal products, Clorox bleach products and the Company's Glad, Brita and cat litter businesses.

Restructuring and asset impairment of $23 million and $27 million for the three and nine-month periods ended
March 31, 2001, respectively, reflect charges resulting from the Company's review of it's operations, which it announced in December 2000. The Company will be conducting this review over the calendar year 2001 and anticipates incurring charges associated with actions that will streamline certain of the Company's manufacturing operations.
As previously announced, the Company anticipates that restructuring, asset impairment and inventory write-offs will total approximately $150 to $200 million and will be recognized when incurred. To date, the Company has recognized $62 million for the nine-month period ended March 31, 2001, of which $27 million has been recorded as restructuring and asset impairment and $35 million relating to inventory write-offs, which is included in cost of products sold. Restructuring and asset impairment for the nine-month period ended March 31, 2001 include $23 million for the write-off of equipment no longer necessary due to changes in technology, elimination of redundancies and discontinued product lines, $2 million for the write-off of intangible assets and $2 million for severance and other restructuring charges. In April 2001, the Company announced the expected closure of its Wrens, Georgia cat litter plant and the planned transfer of the Jonny Cat clay litter production to a third-party manufacturer.
The Company is currently assessing the earnings impact and anticipates recording a loss in the fourth quarter of fiscal year 2001.

Interest expense for the third quarter of fiscal 2001 as compared to the year-ago quarter decreased from $25 million to $22 million mostly due to lower borrowings.

The effective tax rates for the three and nine months ended
March 31, 2001 were 22.9% and 31.8%, respectively, and for the three and nine months ended March 31, 2000 were 35.7% and 36.2%, respectively. The decrease in the effective tax rates is principally due to the reversal of deferred tax liabilities relating to certain foreign earnings as a consequence of the Company's improved ability to utilize foreign tax credits and the adjustment of tax accruals.

The cumulative effect of change in accounting principle of $2 million (net of $1 million tax) was recognized as a transition adjustment due to the implementation of SFAS
No. 133, "Accounting for Derivative Investments and
Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities". The Company adopted SFAS No. 133, as amended, effective July 1, 2000.

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition
---------------------------------------------
Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Company's financial position and liquidity remains strong due to continuing cash flow provided by operations during the nine months ended March 31, 2001. Net cash provided by operations increased 7% to $366 million for the nine months ended March 31, 2001 as compared to the year-ago period ended March 31, 2000. The decrease in receivables results from lower sales in the third quarter as compared with the fourth quarter of the prior year and the Company's efforts to improve its domestic billing and collection practices. These decreases are partly offset by higher receivables for the U.S. Specialty
Products segment due to the seasonal nature of the charcoal business. The decrease in inventories reflects write-offs of approximately $48 million, which includes $35 million charged to cost of products sold for inventories associated primarily with discontinued product lines, packaging and unsuccessful launches. These write-offs are partly offset by the seasonal inventory build in the charcoal business.
The decline in other current assets resulted from the collection of the $150 million prepaid forward contract in the third quarter. The decrease in payables reflects timing of payments, lower international payables reflecting seasonality of certain businesses, and higher capital spending accruals in the fourth quarter of the prior year.

The Company's overall level of indebtedness (notes and loans payable, current maturities of long-term debt and long-term debt) decreased from $1,363 million at June 30, 2000 to $1,124 million at March 31, 2001. The Company's
8.8% non-callable notes due August 2001, totaling $200 million, are included in current maturities of long-term debt as of March 31, 2001. Such amounts were included in long-term debt as of June 30, 2000. In February 2001, the Company issued $300 million of 6.125% unsecured senior unsubordinated notes due in February 2011 with interest payable semi-annually in February and August. The notes are for general corporate purposes, including refinancing existing debt and funding future acquisitions, capital expenditures and working capital requirements. In connection with the notes, the Company agreed to certain restrictive covenants and limitations including a restriction on the Company's right to engage in certain sale and leaseback transactions of any manufacturing plant or facility. The Company also entered into an interest rate swap agreement that converts $100 million of the 6.125% note from a fixed to a floating rate.

In November 2000, the Company acquired for $122 million from Brita GmbH the rights to the Brita trademark and other intellectual property in North and South America and certain other net assets. The Company also increased its ownership in Brita Limited and Brita South America from 50% to 100%. These investments were previously accounted for under the equity method of accounting and are now fully consolidated. The acquisition was accounted for as a purchase and was funded using a combination of cash and debt.

In May 2001, the Company entered into a revised agreement with Bombril S.A., a Brazilian household cleaning products business, to acquire for approximately $175 million a 50% interest in Clorox-Bombril S.A., a new venture to be formed by the Company and Bombril S.A. The acquisition is expected to close in the first quarter of fiscal year 2002. Management expects to account for the transaction as a purchase and initially will fund the purchase with debt. The Company had previously announced in January 2001 that it had entered into a joint venture agreement with Bombril S.A. and then in April 2001 announced its notification to Bombril S.A.
that it was canceling the agreement.

During the nine-month periods ended March 31, 2001 and March 31, 2000, the Company's capital expenditures were $86 million and $103 million, respectively. Capital expenditures included purchases of property, plant and equipment and expenditures for the Company's new enterprise resource planning system and new customer relationship management system. The Company will be implementing these systems over the next three calendar years, with total implementation costs of approximately $250 million. Approximately $150 million represents incremental spending over and above previously planned spending on systems projects. For the nine-month period ended March 31, 2001, costs of $18 million have been incurred relating to these systems.

Management believes the Company has access to sufficient capital through internally generated cash flows, existing lines of credit and, should the need arise, from other public and private sources.

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

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K


(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on February 13, 2001 filing an Underwriting Agreement signed by the Company in connection with the offering of $300 million of 6.125% unsecured senior unsubordinated notes due in February 2011.



S I G N A T U R E
-----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE CLOROX COMPANY
                                  (Registrant)




DATE: May 15, 2001            BY: /s/ DANIEL J. HEINRICH
     -------------                ----------------------
                                  Daniel J. Heinrich
                                  Vice-President - Controller