Form 10-K
period 2001-06-30
CLOROX CO /DE/
filed 2001-09-28
CIK 21076

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                                   (Mark One)

        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transmission period from _____________ to ____________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
     Title of each class                          on which registered
     -------------------                        -----------------------
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

                              Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to

Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant at July 31, 2001: $6,224,377,981. Number of shares of common stock outstanding at July 31, 2001: 236,702,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2001 Annual Report to Shareholders ("Annual Report") are incorporated by reference into Part I of this report. Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on November 28, 2001, which will be filed with the United States Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended June 30, 2001 ("Proxy Statement"), are incorporated by reference into Part III of this report.

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

For recent business developments, refer to the information set forth under the caption "Management's Discussion and Analysis," on pages C-2 through C-10 of
Exhibit 99 hereto, incorporated herein by reference.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company has three business segments: U.S Household Products and Canada, U.S. Specialty Products and International Operations. Financial information for the last three fiscal years, including net sales, earnings before income taxes, cumulative effect of change in accounting principle and identifiable assets, attributable to each of the Company's industry segments is set forth in Note 16 - Industry Segment Information of the Notes to the Consolidated Financial Statements, which appears on pages C-34 and C-35 of Exhibit 99 hereto, incorporated herein by reference.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

The Company's business operations, represented by the aggregate of its U.S. Household Products and Canada, U.S. Specialty Products and International Operations segments, include the production and marketing of non-durable consumer products sold primarily through grocery and other retail stores. For the most part, the factors necessary for an understanding of these three segments are essentially the same.

PRINCIPAL PRODUCTS. The U.S. Household Products and Canada segment includes the Company's household cleaning, bleach and other home care products, water filtration products marketed in the United States, and all products marketed in Canada. The U.S. Specialty Products segment includes the Company's charcoal, automotive care, cat litter, insecticide, dressings, sauces, professional products and food storage and disposal categories. Finally, the International Operations segment, which includes the Company's overseas operations (excluding Canada), exports and Puerto Rico, primarily focuses on the laundry, household cleaning, automotive care and food storage and disposal categories. Principal products, by segment, currently marketed in the United States and internationally are listed on pages 21 and 22 of the Company's Annual Report incorporated herein by reference. Each of the Company's segments accounted for more than 10 percent of the Company's consolidated revenues during the last three fiscal years, as shown in Note 16 - Industry Segment Information of the Notes to the Consolidated Financial Statements, which appears on pages C-34 and C-35 of Exhibit 99 hereto, incorporated herein by reference.

PRINCIPAL MARKETS - METHODS OF DISTRIBUTION. Most non-durable household consumer products are nationally advertised and sold within the United States to grocery stores through a network of brokers and to mass merchandisers, warehouse clubs, military and other retail stores primarily through a direct sales force. The Company also sells within the United States institutional versions of specialty food and non-food products. Outside the United States, the Company sells consumer products through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.

SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company has obtained ample supplies of all required raw materials and packaging supplies, which, with a few exceptions, were available from a wide variety of sources during fiscal year 2001. Polyethylene resin raw materials, which are particularly important for the U.S. Specialty Products segment, were available from a wide variety of sources during fiscal year 2001, and the Company has entered into financial instruments with various maturities partially to stabilize the cost of its polyethylene resin requirements. Contingency plans have been developed for any major single-sourced supplier materials.

PATENTS AND TRADEMARKS. Although some products are covered by patents, the Company does not believe that patents, patent licenses or similar arrangements are material to its business. Most of the Company's brand name consumer products are protected by registered trademarks. Its brand names and trademarks are extremely important to its business, and the Company pursues a course of vigorous action against apparent infringements.

SEASONALITY. The U.S. Specialty Products segment is the only portion of the operations of the Company that has any significant degree of seasonality. Most sales of the Company's charcoal briquets, insecticides, and automotive appearance product lines occur in the first six months of each calendar year. Working capital to carry inventories built up in the off-season and to extend terms to customers is generally provided by internally-generated funds plus commercial paper lines of credit.

CUSTOMERS AND ORDER BACKLOG. During fiscal years 2001, 2000 and 1999, revenues from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies were 20%, 19% and 19%, respectively, of the Company's consolidated net sales. Except for this relationship, the Company is not dependent upon any other single customer or a small group of customers. Order backlog is not a significant factor in the Company's business.

RENEGOTIATION. None of the Company's operations is subject to renegotiation or termination at the election of the federal government.

COMPETITION. The markets for consumer products are highly competitive. Most of the Company's products compete with other nationally advertised brands within each category and with "private label" brands and "generic" non-branded products of grocery chains and wholesale cooperatives. Competition is encountered from similar and alternative products, many of which are produced and marketed by major national concerns having financial resources greater than those of the Company. Depending on the competitive product, the Company's products compete on price, quality or other benefits to consumers.

A newly-introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion. If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain its relative market position.

RESEARCH AND DEVELOPMENT. The Company incurred expenses of approximately $67 million, $63 million and $63 million in fiscal years 2001, 2000 and 1999, respectively, on research activities relating to the development of new products or the maintenance and improvement of existing products. None of this research activity was customer-sponsored.

ENVIRONMENTAL MATTERS. Historically, the Company has not made material capital expenditures for environmental control facilities or to comply with environmental laws and regulations. However, in general, the Company does anticipate spending increasing amounts annually for facility upgrades and for environmental programs. The amount of capital expenditures for environmental compliance was not material in fiscal year 2001 and is not expected to be material in the next fiscal year.

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

NUMBER OF PERSONS EMPLOYED. At the end of fiscal year 2001, approximately 11,000 people were employed by the Company.

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

OPERATING RESULTS MAY NOT MEET EXPECTATIONS. The Company cannot be sure that its operating results will meet its expectations. The Company's operating results will be influenced by a number of factors, including the following:

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

FAILURE TO IMPLEMENT ERP SYSTEM COULD ADVERSELY IMPACT ORDER PROCESSING. The Company is in the process of implementing enterprise resource planning system software. This software is designed to improve internal systems and processes, including order fulfillment. If the Company fails to successfully implement the software, its order fulfillment process, and therefore its ability to take, ship, bill for and collect for orders, could be adversely impacted.

OPERATIONS OUTSIDE THE UNITED STATES EXPOSE THE COMPANY TO UNCERTAIN CONDITIONS IN OVERSEAS MARKETS. The Company believes that its sales outside the United States, which were 19% of net sales in fiscal year 2001, are likely to increase as a percentage of its total sales. As a result, the Company will increasingly face risks associated with having foreign operations, including:

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

DISPOSITION OF NON-STRATEGIC BUSINESSES MAY NOT BE SUCCESSFUL.

The Company engages in ongoing review of its portfolio of businesses. If it decides that a business no longer supports the Company's strategic direction, the Company may attempt to sell that business. There can be no assurance that any such disposition will occur, that, if it occurs, it will be at a price sufficient to recover the book value of the business disposed of or that the proceeds will be sufficient to avoid earnings dilution.

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

GOVERNMENT REGULATIONS COULD IMPOSE MATERIAL COSTS. The manufacture, packaging, storage, distribution and labeling of the Company's products and the Company's business operations generally all must comply with extensive federal, state, and foreign laws and regulations. For example, in the United States, many of the Company's products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission. Most states have agencies that regulate in parallel to these federal agencies. The failure to comply with applicable laws and regulations in these or other areas, including taxes, could subject the Company to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on the Company. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results.

ENVIRONMENTAL MATTERS CREATE POTENTIAL LIABILITY RISKS. The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with those laws and regulations in the United States and internationally. The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its presently and formerly owned and leased facilities. In addition, some of the Company's present and former facilities have been or had been in operation for many years, and over that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to which the Company has sent waste, may in the future be identified and become the subject of remediation. It is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on the Company's results of operations or financial condition.

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

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
OPERATIONS.

The following table shows net sales and assets by geographic area for the last three fiscal years:

Net Sales By Geographic Area:

(Millions)                                 2001            2000            1999
----------                                ------          ------          ------
Foreign                                   $  734          $  767          $  737
United States                             $3,169          $3,222          $3,149


Assets at June 30:

(Millions)                                 2001            2000            1999
----------                                ------          ------          ------
Foreign                                   $1,134          $1,201          $1,091
United States                             $2,861          $3,152          $3,041

ITEM 2. PROPERTIES

PRODUCTION FACILITIES. The Company operates production and major warehouse facilities for its operations in 29 locations throughout the United States and in 30 locations internationally. Most of the space is owned. Warehousing space is leased from public service warehouses around the United States. The Company also utilizes six domestic regional distribution centers for many of the Company's products, which are operated by service providers. The Company closed its manufacturing facility in Akron, Ohio in fiscal year 2001 in connection with its sale of the fire logs business and has announced plans to close its manufacturing facilities in Wrens, Georgia and Moose Jaw, Saskatchewan, Canada during fiscal year 2002. The Company considers its manufacturing and warehousing facilities to be adequate to support its business.

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

ITEM 3. LEGAL PROCEEDINGS

See the description of Environmental Matters in Item 1 above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages as of July 31, 2001 and current positions of the executive officers of the Company are set forth below:

    Name (Age) and Year Elected to
          Current Position                         Title and Current Position(s)
-----------------------------------------          -----------------------------
G. C. Sullivan       (61)      1992                Chairman of the Board and Chief Executive Officer

G. E. Johnston       (54)      1999                President and Chief Operating Officer

R. T. Conti          (46)      1999                Group Vice President

L. S. Peiros         (46)      1999                Group Vice President

K. M. Rose           (52)      1997                Group Vice President - Chief Financial Officer

P. D. Bewley         (54)      1998                Senior Vice President - General Counsel and Secretary

A. W. Biebl          (51)      1999                Senior Vice President - Product Supply

F. A. Tataseo        (47)      l999                Senior Vice President - Sales

J. M. Brady          (47)      1993                Vice President - Human Resources

C. M. Couric         (54)      2000                Vice President - General Manager, Seasonal, Food
                                                                      and Professional Products

W. L. Delker         (47)      1999                Vice President - Research & Development

W. L. Every-Burns    (48)      2001                Vice President - General Manager, Asia Pacific

G. S. Frank          (41)      2001                Vice President - Treasurer

D. J. Heinrich       (45)      2001                Vice President - Controller

S. D. House          (40)      1999                Vice President - General Manager, Latin America

R. C. Klaus          (56)      1995                Vice President - Corporate Administration

D. G. Matz           (39)      1999                Vice President - General Manager, Laundry and
                                                                      Home Care

G. C. Roeth          (40)      2000                Vice President - Marketing

G. R. Savage         (45)      1999                Vice President - General Manager, Glad Products

S. S. Silberblatt    (49)      1999                Vice President - Corporate Communications and
                                                                      Public Affairs

D. G. Simpson        (47)      1997                Vice President - Strategy and Planning

K. R. Tandowsky      (43)      1998                Vice President - Chief Information Officer

S. A. Weiss          (44)      2000                Vice President - General Manager, Brita and Canada

There is no family relationship between any of the above named persons, or between any of such persons and any of the directors of the Company or any persons nominated for election as a director of the Company. See Item 10 of Part III of this Form 10-K.

G. C. Sullivan, J. M. Brady and R.C. Klaus have been employed by the Company for at least the past five years in the same respective positions as listed above. The other executive officers have held the respective positions described below for at least the past five years:

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

L. S. Peiros joined the Company in 1982 as a brand assistant. He was elected Group Vice President effective January 20, 1999. Prior to that, he served as Vice President - Household Products from June 1, 1998 through January 19, 1999, Vice President - Food Products from July 1995 through June 1998, and Vice President - Corporate Marketing Services from September 1993 until July 1995.

K. M. Rose joined the Company in 1978 as a financial analyst. Prior to her election as Group Vice President - Chief Financial Officer effective December 1, 1997, she was Vice President - Treasurer from July 1992 through November 1997.

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

W. L. Every-Burns joined the Company in 1999 as part of the First Brands merger. Prior to his election as Vice President - General Manager, Asia
Pacific Division effective August 1, 2001, he was Vice President - General Manager, Australia, New Zealand, Africa and Greater China from November 2000 through July 2001, Vice President - General Manager, Australia, New Zealand and Africa from September 1999 through October 2000, and General Manager of the Glad Products companies in Australia and New Zealand, previously known as NationalPak, from July 1995 through September 1999.

G. S. Frank joined the Company in 1982 as a staff accountant. Prior to his election as Vice President - Treasurer effective March 2001, he was Vice President - Controller from October 1999 through February 2001, General Manager
- Korea from September 1998 through September 1999, Director of Finance - Kingsford Products from 1997 through August 1998, Director of Finance - Armor All Products from 1996 to 1997, Director of Finance - Food Products from 1995 to 1996, and Director of Corporate Financial Planning from 1994 to 1995.

D. J. Heinrich joined the Company in March 2001 as Vice President - Controller. From October 1996 through February 2001, he was employed by Transamerica Corporation, most recently as Senior Vice President - Treasurer of Transamerica Finance Corporation. Prior to that, he was employed by Granite Management Corporation, an indirect subsidiary of Ford Motor Company, as Senior Vice President - Treasurer and Controller.

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

D. G. Matz joined the Company in 1986 as a brand assistant in the Company's Household Products marketing organization. He was elected as Vice President - General Manager, Home Care effective September 1, 1999 (and his title was changed to Vice President - General Manager, Laundry and Home Care effective July 23, 2001). Prior to that, he was Category General Manager - Home Care from February 1999 through August 1999, Director of Marketing - Home Care from December 1997 through January 1999, Director of Marketing - Food Products and Auto Care from August 1995 through November 1997, and Group Marketing Manager - Laundry Care Additives from January 1994 through July 1995.

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

S. A. Weiss joined the Company in 1994 as an area general manager for the Pacific Rim business. He was elected Vice President - General Manager, Brita and Canada in March 2000. Prior to that, he was Vice President - General Manager, Food & Professional Products from February 1999 to March 2000, Vice President - Asia Middle East from June 1998 through January 1999 and he held the position of Area General Manager Asia-Middle East from 1994 until his election as an officer.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION.

The principal markets for the Company's common stock are the New York Stock Exchange and the Pacific Exchange. The high and low sales prices quoted for New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appears in Note 19-Quarterly Data (Unaudited), of the Notes to the Consolidated Financial Statements, which appears on pages C-37 and C-38 of
Exhibit 99 hereto, incorporated herein by reference.

(b) HOLDERS.

The approximate number of record holders of the Company's common stock as of July 31, 2001 was 15,365 based on information provided by the Company's transfer agent.

(c) DIVIDENDS.

The amount of quarterly dividends paid with respect to the Company's common stock during the past two fiscal years appears in Note 19-Quarterly Data (Unaudited), of the Notes to the Consolidated Financial Statements, which appears on pages C-37 and C-38 of Exhibit 99 hereto, incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

This information appears under "Five-Year Financial Summary," on page C-40 of
Exhibit 99 hereto, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This information appears under "Management's Discussion and Analysis," on pages C-2 through C-10 of Exhibit 99 hereto, incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under "Market-Sensitive Derivatives and Financial Instruments" in the "Management's Discussion and Analysis," on pages C-8 and C-9 of Exhibit 99 hereto, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages C-11 through C-39 of Exhibit 99 hereto, incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appears under "Organization of the Board of Directors," "Compensation Interlocks and Insider Participation," "Summary Compensation Table," "Options and Stock Appreciation Rights," "Comparative Stock Performance," and "Pension Benefits" of the Proxy Statement, all incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:

         Consolidated Financial Statements and Independent Auditors' Report included in Exhibit 99 hereto, incorporated herein by reference:

           Consolidated Statements of Earnings for the years ended June 30, 2001, 2000 and 1999

           Consolidated Balance Sheets for the years ended
           June 30, 2001 and 2000

           Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and l999

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

    (2) Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K.

    (3) See the Index to Exhibits that is included herein. The following are management contracts and compensatory plans or arrangements:

           Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993 (Exhibit 10(ii) to the Annual Report on Form 10-for the year ended June 30, 1994)

           Officer Employment Agreement (form) (Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 1996)

           Officer Change of Control Employment Agreement (form)
           (Exhibit 10(xii) to the Annual Report on Form 10-K for the year ended June 30, 1996)

           Supplemental Executive Retirement Plan (July 17, 1991, amended May 18, 1994, January 17, 1996 and January 19, 2000) (Exhibit 10(viii) to the Quarterly Report on Form 10-Q for the quarter ended March 31,
           2000)

           Non-Qualified Deferred Compensation Plan (Exhibit 10(xiii)to the Annual Report on Form 10-K for the year ended June 30, 1996)

           The Clorox Company 1995 Performance Unit Plan (Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 1996)

           The Clorox Company 1996 Stock Incentive Plan, amended and restated as of July 19, 2001 (filed as Exhibit 10(xii) to this Annual Report on Form 10-K for the year ended June 30, 2001)

           The Clorox Company 1996 Executive Incentive Compensation Plan, amended and restated as of July 1, 2001 (filed as Exhibit 10(xiii) to this Annual Report on Form 10-K for the year ended June 30, 2001)

           1993 Directors' Stock Option Plan dated November 17, 1993 (filed as
           Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 1994)

           The Clorox Company Independent Directors' Stock-Based Compensation Plan (Exhibit 10 (xix) to the Annual Report on Form 10-K for the year ended June 30, 1997)

           The Clorox Company Management Incentive Compensation Plan (filed as
           Exhibit 10(xvi) to this Annual Report on Form 10-K for the year ended June 30, 2001)

(b) Current Reports on Form 8-K during the fourth quarter of fiscal year 2001:

       None.

(c) Exhibits:

       Index to Exhibits follows.

(d) (Not applicable)

                                Index to Exhibits

(3)   (i)     Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended December
              31, 1999, incorporated herein by reference)

      (ii) Bylaws (restated) of the Company (filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended June 30, 1998 incorporated herein by reference)

(4) Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

(10)  Material contracts:

      (i) Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993 (filed as Exhibit 10(ii) to the Annual Report on Form 10-K for the year ended June 30, 1994, incorporated herein by reference)

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

      (xii) The Clorox Company 1996 Stock Incentive Plan, amended and restated as of July 19, 2001 (filed as Exhibit 10(xii) to this Annual Report on Form 10-K for the year ended June 30, 2001)

      (xiii) The Clorox Company 1996 Executive Incentive Compensation Plan, amended and restated as of July 1, 2001 (filed as Exhibit 10(xiii) to this Annual Report on Form 10-K for the year ended June 30,
              2001)

      (xiv) The Clorox Company Independent Directors' Stock-Based Compensation Plan (filed as Exhibit 10 (xix) to the Annual Report on Form 10-K for the year ended June 30, 1997, incorporated herein by reference)

      (xv) Agreement between Henkel KGaA and the Company dated November 2, 1999 (filed as Exhibit 10 (xix) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference)

      (xvi) The Clorox Company Management Incentive Compensation Plan (filed as Exhibit 10(xvi) to this Annual Report on Form 10-K for the year ended June 30, 2001)

(13)  Excerpts of 2001 Annual Report to Stockholders

(21)  Subsidiaries of the Company

(23)  Deloitte & Touche LLP Independent Auditors' Consent

(24)  Power of Attorney (see pages 16 and 17)

(99)  Management's Discussion and Analysis and Financial Statements

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date:  September 19, 2001           By:   /s/ G.C. Sullivan
                                          --------------------------------------
                                          G. C. Sullivan, Chairman of
                                          the Board and Chief
                                          Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Bewley, Karen M. Rose, and Daniel J. Heinrich, jointly and severally, attorneys-in-fact and agents, with full power of substitution, for her or him in any and all capacities to sign any and all amendments to this Form 10-K, and to file the same and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                Date
---------                 -----                                ----
/s/ G. C. Sullivan        Chairman of the Board & Director     September 19, 2001
------------------------- (Chief Executive Officer)
G. C. Sullivan

                          Director                             September 19, 2001
-------------------------
D. Boggan, Jr.

/s/ T. M. Friedman        Director                             September 19, 2001
-------------------------
T. M. Friedman

                          Director                             September 19, 2001
-------------------------
C. Henkel

                           Director                             September 19, 2001
-------------------------
W. R. Johnson

/s/ R. W. Matschullat      Director                             September 19, 2001
-------------------------
R. W. Matschullat

/s/ D. O. Morton           Director                             September 19, 2001
-------------------------
Dean O. Morton

                           Director                             September 19, 2001
-------------------------
K. Morwind

/s/ L. R. Scott            Director                             September 19, 2001
-------------------------
L. R. Scott

/s/ M. E. Shannon          Director                             September 19, 2001
-------------------------
M. E. Shannon

/s/ C. A. Wolfe            Director                             September 19, 2001
-------------------------
C. A. Wolfe

/s/ K. M. Rose             Group Vice President -               September 19, 2001
-------------------------  Chief Financial Officer
K. M. Rose                 (Principal Financial Officer)

/s/ D. J. Heinrich         Vice President-Controller            September 19, 2001
-------------------------  (Principal Accounting Officer)
D. J. Heinrich