Form 10-Q
period 2001-09-30
CLOROX CO /DE/
filed 2001-11-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

T	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

OR

£	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

Commission File Number   1-07151

THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-0595760 (I.R.S. Employer Identification No.)
1221 Broadway Oakland, California (Address of principal executive offices)	94612-1888 (Zip code)

(510) 271-7000
(Registrant's telephone number, including area code)

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

           Yes        X                                         No

As of the September 30, 2001 there were 232,577,128 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Earnings
		Three Months Ended September 30, 2001 and 2000	3

		Condensed Consolidated Balance Sheets
		September 30, 2001 and June 30, 2001	4

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended September 30, 2001 and June 30, 2001	5

		Notes to Condensed Consolidated Financial Statements	6 – 10

	Item 2.	Management's Discussion and Analysis of Results of	11 - 13
		Operations and Financial Condition

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended

	9/30/01	9/30/00

Net Sales	$991	$963

Cost of products sold	566	549

Gross Profit	425	414

Selling and administrative expenses	135	123
Advertising costs	100	88
Research and development costs	16	14
Restructuring and asset impairment costs	40	-
Interest expense	12	26
Other (income) expense, net	(5)	8

Earnings before income taxes and cumulative effect of change in
accounting principle	127	155
Income taxes	48	55

Earnings before cumulative effect of change in accounting principle	79	100
Cumulative effect of change in accounting principle (net of tax benefit of $1)	-	(2)

Net Earnings	$79	$98

Earnings per Common Share
Basic
Earnings before cumulative effect of change in accounting principle	$0.34	$0.43
Cumulative effect of change in accounting principle	-	(0.01)

Net earnings	$0.34	$0.42

Diluted
Earnings before cumulative effect of change in accounting principle	$0.33	$0.42
Cumulative effect of change in accounting principle	-	(0.01)

Net earnings	$0.33	$0.41

Weighted Average Shares Outstanding (in thousands)
Basic	234,980	235,522
Diluted	238,096	238,568

Dividends per Share	$0.21	$0.21

See Notes to Condensed Consolidated Financial Statements.

  PARTI - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	9/30/01	6/30/01

ASSETS

Current Assets
Cash and cash equivalents	$ 189	$ 251
Receivables - Net	450	514
Inventories	300	281
Other current assets	51	57

Total Current Assets	990	1,103

Property, Plant and Equipment - Net	1,013	1,046

Goodwill - Net	1,196	1,230

Trademarks and Other Intangible Assets - Net	338	344

Other Assets	295	272

Total	$3,832	$3,995

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes and loans payable	$ 285	$ 117
Current maturities of long-term debt	3	202
Accounts payable	300	314
Accrued liabilities	420	436
Income taxes payable	41	-

Total Current Liabilities	1,049	1,069

Long-term Debt	686	685

Other Liabilities	212	194

Deferred Income Taxes	125	147

Stockholders' Equity
Common stock	250	250
Additional paid-in capital	197	195
Retained earnings	2,173	2,142
Treasury shares, at cost	(615)	(441)
Accumulated other comprehensive net losses	(234)	(235)
Unearned compensation	(11)	(11)

Stockholders' equity - Net	1,760	1,900

Total	$3,832	$3,995

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months

	9/30/01	9/30/00

Operations:
Net earnings	$79	$98
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	49	54
Deferred income taxes	(3)	2
Restructuring and asset impairment	40	-
Other	(2)	13
Cash effects of changes in:
Accounts receivable	65	107
Inventories	(19)	(5)
Other current assets	2	5
Accounts payable and accrued liabilities	(36)	(139)
Income taxes payable	42	27

Net cash provided by operations	217	162

Investing Activities:
Capital expenditures	(33)	(18)
Other	(11)	(31)

Net cash used for investing	(44)	(49)

Financing Activities:
Notes and loans payable, net	174	(124)
Long-term debt borrowings	3	2
Long-term debt repayments	(203)	(3)
Cash dividends paid	(50)	(49)
Treasury stock purchased and related premiums	(159)	(4)
Issuance of common stock for employee stock plans	-	2

Net cash used for financing	(235)	(176)

Effect of exchange rate changes on cash and cash equivalents	-	(2)
Net decrease in cash and cash equivalents	(62)	(65)
Cash and cash equivalents:
Beginning of period	251	254

End of period	$189	$189

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

The condensed consolidated financial statements for the three months ended September 30, 2001 and 2000 have not been audited but, in the opinion of management, include all adjustments, i.e., accruals, necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries, the "Company”.

Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current period’s presentation.

3)   Statements of Financial Accounting Standards (“SFAS”) Nos. 141 and 142

As of July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, "Goodwill and Other Intangible Assets.”   SFAS No. 141 requires all business combinations entered into after June 30, 2001 to be accounted for under the purchase method.  SFAS No. 142 sets forth new financial accounting and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified accounted for as a cumulative effect of a change in accounting principle.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001.  The effect of adopting this new standard was to reduce amortization expense by $12 and to increase net earnings by $10 (net of tax expense of $2), or $0.04 per diluted earnings per share.  A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

		Three Months Ended

		9/30/01	9/30/00

Reported net earnings		$79	$98
Add:	Goodwill amortization, net of tax	-	8

Adjusted net earnings		$79	$106

Basic earnings per common share
	Reported net earnings	$0.34	$0.42
	Goodwill amortization, net of tax	-	0.03

	Adjusted net earnings	$0.34	$0.45

Diluted earnings per common share
	Reported net earnings	$0.33	$0.41
	Goodwill amortization, net of tax	-	0.03

	Adjusted net earnings	$0.33	$0.44

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Changes in the carrying amount of goodwill for the three months ended September 30, 2001, by operating segment in accordance with SFAS No. 131, are as follows:

	Household Products

	North	Latin America/	Specialty
	America	Other	Products	Total

Balance as of June 30, 2001	$437	$395	$398	$1,230
Asset impairment	-	(28)	-	(28)
Translation adjustments	(1)	(5)	-	(6)

Balance as of September 30, 2001	$436	$362	$398	$1,196

Due to a reassessment in fiscal year 2002 of the Company’s Brazilian strategy resulting from a terminated acquisition and a weakening economy, the Company recognized an estimated goodwill impairment loss of $28 this quarter related to goodwill associated with its Brazilian business.  The Company expects to finalize this estimate during fiscal year 2002 when it has completed its revised business strategy.  The fair value was determined using the discounted present value of estimated future cash flows.

The Company will perform and report the results of its transitional impairment tests in the Company’s December 31, 2001 financial statements.

Trademarks and other intangible assets at September 30, 2001 and June 30, 2001, subject to amortization expense, are as follows:

	9/30/01			6/30/01

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Patents	$82	$70	$12	$82	$69	$13
Technology	26	13	13	26	12	14
Other	69	30	39	72	29	43

Total	$177	$113	$64	$180	$110	$70

Amortization expense for trademarks and other intangible assets subject to amortization was $3 for the three months ended September 30, 2001.  Estimated amortization expense for each of the five succeeding fiscal years is $12, $11, $8, $5 and $4 for fiscal years 2002, 2003, 2004, 2005 and 2006.

Trademarks and other intangible assets at September 30, 2001 and June 30, 2001, not subject to amortization, were $274.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Statement of Financial Accounting Standards No. 133

As of July 1, 2000, the Company adopted SFAS No. 133, as amended by SFAS No. 138, which specifies accounting and reporting standards for derivative instruments and hedging activities.  The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  The effect of applying this new standard was a reduction of net earnings of $2 (net of tax benefit of $1), which was recognized as a cumulative effect of a change in accounting principle and an increase in other comprehensive income of $10 (net of tax benefit tax of $7).  The ongoing effects, which have not been significant, are included in the Company’s statements of earnings and balance sheets (see Note 5).

4)   The Company expenses advertising costs as incurred although costs incurred during interim periods are generally expensed ratably in relation to revenues.

5)   At September 30, 2001 and June 30, 2001, the Company’s derivative instruments are recorded in the condensed consolidated financial statement as assets (liabilities) as follows:

	9/30/01	6/30/01

Other Assets:
Commodity purchase contracts	$3	$5
Interest rate swaps	13	2

Current Assets - Foreign exchange contracts	1	-

Current Liabilities – Commodity purchase contracts	-	(1) )

Long-Term Debt:
Interest rate swaps	(3)	(7)
Foreign exchange contracts	(3)	5

Other Long-Term Obligations:
Commodity purchase contracts	(2)	(1)

Most interest rate swaps, commodity purchase and foreign exchange contracts are designated as fair-value or cash-flow hedges of fixed and variable rate debt obligations, raw material purchase obligations, foreign currency denominated debt instruments, or foreign currency denominated purchase obligations.  The estimated fair values of the interest rate swap, commodity purchase and foreign exchange contracts are calculated based on market rates.  These values represent the estimated amounts that the Company would pay or receive to terminate the contracts.  The Company also holds a commodity purchase contract at September 30, 2001 and June 30, 2001 with no hedging designation.  This contract is accounted for by adjusting the carrying amount of the contract to market, and recognizing any gain or loss in other income or expense.

6)   Inventories at September 30, 2001 and June 30, 2001 consisted of:

	9/30/01	6/30/01

Finished goods and work in process	$231	$219
Raw materials and packaging	115	122
LIFO allowances	(12)	(11)
Allowances for obsolescence	(34)	(49)

Total	$300	$281

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

	Weighted Average Number
	of Shares Outstanding

	Three Months Ended

	9/30/01	9/30/00

Basic	234,980	235,522
Stock options	1,774	2,292
Share repurchase contracts	1,218	671
Other	124	83

Diluted	238,096	238,568

8)   Comprehensive income for the Company includes net earnings, foreign currency translation adjustments and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of total stockholders' equity.  Comprehensive income for the three-month periods ended September 30, 2001 and 2000 is as follows:

	Comprehensive Income

	Three Months Ended

	9/30/01	9/30/00

Net Earnings	$79	$98
Other comprehensive income(loss)
Foreign currency translation adjustments	(1)	(22)
Cumulative effect of change in accounting principle
(net of $7 of tax)	-	10
Net change in valuation of cash flow hedges	2	(9)

Total comprehensive income	$80	$77

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

9)   Information regarding the Company's operating segments is shown below. Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision makers.  Starting in 2002, the Glad business unit is reported under the Household Products – North America segment and the European automotive care businesses are reported under the Specialty Products segment due to recent management realignment and organizational changes effective in fiscal year 2002.  The operating segments include:

Household Products – North America:  Includes cleaning, bleach, water filtration products, and the food storage and disposal categories, and all products marketed in the United States and Canada.

Household Products – Latin America/Other:  Includes operations outside the United States and Canada, excluding the European automotive care businesses.

Specialty Products: Includes charcoal, the United States and European automotive care businesses, cat litter, insecticides, food products and professional products.

The table below represents operating segment information.  Operating segment information presented below for prior periods has been reclassified to conform to the current period’s presentation of segment information.

			Earnings Before Income Taxes and
			Cumulative Effect of Change in
	Net Sales		Accounting Principle

	Three Months Ended		Three Months Ended

	9/30/01	9/30/00	9/30/01	9/30/00

Household Products
North America	$ 564	$ 568	$ 141	$ 156
Latin America/Other	137	137	(11)	19
Specialty Products	290	258	97	85
Corporate, Interest and Other	-	-	(100)	(105)

Total Company	$ 991	$ 963	$ 127	$ 155

Corporate, interest and other includes certain non-allocated administrative costs, amortization of intangible assets, interest income, interest expense, and other income and expense.

PART I – FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Comparison of the Three Months Ended September 30, 2001

with the Three Months Ended September 30, 2000

Management’s discussion and analysis of the results of operations follows and comparisons are with the three months ended September 30, 2000, unless otherwise noted.  Current period and year-ago results are reported in accordance with realigned segments effective July 1, 2001 as described in the notes to the condensed consolidated financial statements.

Diluted earnings per share decreased 20% to 33 cents for the quarter ended September 30, 2001 primarily due to restructuring and asset impairment costs of $40 million (pre-tax) recognized in the quarter ended September 30, 2001.

Net salesincreased 3% to $991 million from the prior year period due to a volume increase of 6%, partially offset by a 2% increase in trade-promotion spending and by a 1% decrease due to foreign currency weaknesses.

The Household Products – North America segment volumes increased 3% while net sales decreased 1% to $564 million.  The 3% volume growth resulted from increased marketing support for Clorox products and the Glad bags and wrap businesses, price reductions for the Glad bags and wrap businesses and Clorox Disinfecting Wipes, and incremental shipments of Brita products to warehouse club channels.  Volume growth in the segment was slightly impacted by lower shipments from brands discontinued in the prior year and from Home Care brands.  Volume for Home Care brands, versus a strong year ago period with higher shipments from new products, decreased due to increased competitive activity resulting in lower shipments of Formula 409.  Offsetting the volume growth was a 3% increase in trade-promotion spending.

The Household Products – Latin America/Other segment net sales of $137 million remained flat from the prior year despite a 7% volume increase due to the prior year launch of Poett and other fragranced cleaners in Latin America and increased shipments in the Asia Pacific division driven by higher insecticide shipments in Korea.  Offsetting these volume increases was a 5% negative impact of foreign currency weaknesses on net sales in several Latin America countries, Australia, New Zealand and Korea.

The Specialty Products segment net sales increase of 12% to $290 million corresponds with a volume increase of 13%.  This volume growth was driven by higher shipments from all categories in this segment.  The 26% increase in auto care’s shipments resulted from the prior year introduction of Armor All cleaning and protectant wipes.  Cat litter’s increased volumes of 11% were due to product improvements for Fresh Step cat litter brands and higher media spending.  The increase of 9% in the food business volumes came from the introduction of new flavors for marinades and higher shipments of K C Masterpiece BBQ sauce.  Seasonal’s increased volumes of 8% reflect the impact of increased marketing support and a narrowing price spread with private label products.

Cost of products sold as a percentage of sales was 57% for each quarter ended September 30, 2001 and 2000.  Increased plant operating costs due to higher energy costs were offset by cost savings generated from the Company’s ongoing manufacturing initiatives.

Selling and administrative expenses increased 10% to $135 million due to higher corporate overhead that included increased compensation costs and expenditures for the Company’s new enterprise resource planning and customer relationship management data processing systems projects.  These increases are partly offset by lower commission expense resulting from decreased commission rates.

Advertising costsas a percentage of sales was 10% for the quarter ended September 30, 2001 versus 9% for the year ago quarter, and was attributable to higher media spending to support base businesses.

Restructuring and asset impairment costs of $40 million reflect charges resulting from the Company’s review of its operations, which it had announced in December 2000.  The Company has been conducting this review, which will be concluded by calendar year-end 2001, and anticipates incurring charges associated with actions that will streamline

PART I – FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

certain of the Company’s operations.  As previously announced, the Company anticipates that restructuring, asset impairment and inventory write-offs will total approximately $200 million.  To date, the Company has recognized $138 million, of which $99 million has been recorded for restructuring and asset impairment and $39 million relating to inventory write-offs, which has been included in cost of products sold.  Restructuring and asset impairment costs of $40 million for the quarter ended September 30, 2001 include $28 million for the estimated impairment of goodwill associated with the Company’s Brazilian business due to a reassessment in fiscal year 2002 of the Company’s Brazilian strategy resulting from the cancellation of an acquisition and a weakening economy.   The remaining $12 million includes $4 million for the write-off of equipment, $4 million for the closure of the Company’s charcoal plant in Saskatchewan, Canada and $4 million for severance expenses.

Interest expensedecreased $14 million due to the Company’s ability to reduce borrowings by using excess cash flow from operations and lower interest rates.

Other (income) expense, net decreased $13 million primarily due to lower amortization expense versus the year-ago period resulting from the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the quarter ended September 30, 2001.  The effect of this new standard was an increase to net earnings by $10 million (net of tax expense of $2 million) or $0.04 per diluted earnings per share.

The effective tax rate was 37.7% for the quarter ended September 30, 2001 as compared with 35.5% for the quarter ended September 30, 2000.  The increase in rates is principally due to the tax effect of restructuring and asset impairment costs.

The cumulative effect of change in accounting principle of $2 million (net of tax benefit of $1 million) was recognized in the first quarter of the prior year as a transition adjustment due to the implementation of SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended by SFAS No. 138.

Financial Condition, Liquidity and Capital Resources

The Company’s financial position and liquidity remain strong due to the strength of operating cash flows during the three-month period ended September 30, 2001.  Net cash provided by operations increased 34% to $217 million for the quarter as compared to the year-ago period, and is attributable to operations and improved working capital management.  Working capital changes from June 30, 2001 included decreases in accounts receivable offset by increases in inventory and decreases in accounts payable and accrued liabilities.  The decrease in receivables corresponds with lower sales in the first quarter as compared with the fourth quarter of the prior year and reflects the seasonal nature of the charcoal business and certain international businesses.  The increase in inventory reflects a seasonal build up in the Specialty Products segment and an increase in the Household Products – North America segment for new product launches and a bottle conversion project.  Decreases in accounts payable and accrued liabilities reflect timing of promotional spending.

In August 2001, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s common stock over a two- to three-year period.  Treasury stock purchases and related premiums were $159 million for 4 million shares, during the three-month period ended September 30, 2001.

During the three-month periods ended September 30, 2001 and 2000, the Company’s capital expenditures were $33 million and $18 million, respectively.  For the three-month period ended September 30, 2001, capital expenditures included purchases of property, plant and equipment and $13 million for the Company’s new enterprise resource planning and customer relationship management data processing systems.  The Company is implementing these systems over the next several years, with total implementation costs estimated to be approximately $250 million.  Approximately $150 million represents incremental spending over and above previously planned spending on information systems projects.  Total inception-to-date expenditures for these two systems incurred through September 30, 2001 were $63 million, of which $55 million has been capitalized with $8 million included in selling and administrative expenses.  Expenditures for the three-month period ended September 30, 2001 totaled $16 million of which $13 million has been capitalized with $3 million included in selling and administrative expenses.

Management believes the Company has access to sufficient capital through internally generated cash flows, existing lines of credit and, should the need arise, from other public and private sources.

PART I – FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Cautionary Statement

Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future growth, profitability, costs, expectations, plans or objectives, are forward-looking statements based on management's estimates, assumptions and projections.  These forward-looking statements are subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes.  Important factors that could affect performance and cause results to differ materially from management's expectations are described in "Forward-Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K for the year ending June 30, 2001, and in the Company's subsequent SEC filings.  Those factors include, but are not limited to, marketplace conditions and events, competitors’ actions, the Company's costs, implementation of the Company’s new enterprise resource planning and customer relationship management data processing systems, risks inherent in litigation and international operations, the success of new products, the integration of acquisitions and mergers, and environmental, regulatory and intellectual property matters.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  November 14, 2001                                       BY /s/   Daniel J. Heinrich

                                                                                          Daniel J. Heinrich

                                                                                          Vice-President – Controller