Form 10-Q
period 2001-12-31
CLOROX CO /DE/
filed 2002-02-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

T	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

           Yes        X                                         No

As of the December 31, 2001 there were 232,820,576 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Earnings
		Three Months and Six Months Ended December 31, 2001 and 2000	3

		Condensed Consolidated Balance Sheets
		December 31, 2001 and June 30, 2001	4

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended December 31, 2001 and 2000	5

		Notes to Condensed Consolidated Financial Statements	6 – 13

	Item 2.	Management's Discussion and Analysis of Results of	14 - 18
		Operations and Financial Condition

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 6.	Exhibits and Reports on Form 8-K	20

		Index to Exhibits	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended		Six Months Ended

	12/31/01	12/31/00	12/31/01	12/31/00

Net sales	$901	$876	$1,892	$1,839
Cost of products sold	514	524	1,080	1,073

Gross profit	387	352	812	766

Selling and administrative expenses	135	128	270	251
Advertising costs	78	78	178	166
Research and development costs	16	17	32	31
Restructuring and asset impairment costs	66	4	106	4
Interest expense	12	23	24	49
Other (income) expense, net	1	3	(4)	11

Earnings before income taxes and cumulative effect of change
in accounting principle	79	99	206	254
Income taxes	28	35	76	90

Earnings before cumulative effect of change in accounting principle	51	64	130	164

Cumulative effect of change in accounting principle (net of tax
benefit of $1)	-	-	-	(2)

Net Earnings	$51	$64	$130	$162

Earnings per Common Share
Basic
Earnings before cumulative effect of change in
accounting principle	$0.22	$0.27	$0.56	$0.70
Cumulative effect of change in accounting principle	-	-	-	(0.01)

Basic net earnings per common share	$0.22	$0.27	$0.56	$0.69

Diluted
Earnings before cumulative effect of change in
accounting principle	$0.22	$0.27	$0.55	$0.69
Cumulative effect of change in accounting principle	-	-	-	(0.01)

Diluted net earnings per common share	$0.22	$0.27	$0.55	$0.68

Weighted Average Common Shares Outstanding (in thousands)
Basic	232,763	236,069	233,871	235,796
Diluted	235,920	239,093	237,063	238,956

Dividends per Share	$0.21	$0.21	$0.42	$0.42

See Notes to Condensed Consolidated Financial Statements.

  PARTI - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	12/31/01	6/30/01

ASSETS
Current Assets
Cash and cash equivalents	$182	$251
Receivables - Net	401	514
Inventories	357	281
Other current assets	56	57

Total Current Assets	996	1,103

Property, Plant and Equipment - Net	992	1,046

Goodwill - Net	1,121	1,230

Trademarks and Other Intangible Assets - Net	342	344

Other Assets	302	272

Total	$3,753	$3,995

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes and loans payable	$201	$117
Current maturities of long-term debt	2	202
Accounts payable	312	314
Accrued liabilities	439	436
Income taxes payable	49	-

Total Current Liabilities	1,003	1,069

Long-term Debt	678	685

Other Liabilities	232	194

Deferred Income Taxes	128	147

Stockholders' Equity
Common stock	250	250
Additional paid-in capital	203	195
Retained earnings	2,176	2,142
Treasury shares, at cost	(614)	(441)
Accumulated other comprehensive net losses	(287)	(235)
Unearned compensation	(16)	(11)

Stockholders' Equity - Net	1,712	1,900

Total	$3,753	$3,995

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended

	12/31/01	12/30/00

Operations:
Net earnings	$130	$162
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	86	110
Deferred income taxes	(7)	(3)
Restructuring and asset impairment	102	4
Other	21	10
Cash effects of changes in (excluding effects of businesses acquired):
Accounts receivable	111	142
Inventories	(76)	-
Other current assets	(5)	3
Accounts payable and accrued liabilities	(22)	(173)
Income taxes payable	50	30

Net cash provided by operations	390	285

Investing Activities:
Capital expenditures	(70)	(46)
Business acquired net of cash acquired	-	(117)
Other	(4)	(36)

Net cash used for investing	(74)	(199)

Financing Activities:
Notes and loans payable, net	82	(49)
Long-term debt borrowings	3	2
Long-term debt repayments	(206)	(4)
Cash dividends	(99)	(99)
Treasury stock purchased and related premiums	(162)	(7)
Issuance of common stock for employee stock plans, and other	1	15

Net cash used for financing	(381)	(142)

Effect of exchange rate changes on cash and cash equivalents	(4)	(2)

Net decrease in cash and cash equivalents	(69)	(58)

Cash and cash equivalents:
Beginning of period	251	254

End of period	$182	$196

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Interim Financial Statements

      The condensed consolidated financial statements for the three- and six-month periods ended December 31, 2001 and 2000 have not been audited but, in the opinion of management, include all adjustments, (i.e., normal recurring accruals), necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries, the "Company”.  However such financial statements may not necessarily be indicative of annual results.

Advertising costs incurred during interim periods are generally expensed ratably in relation to volume.

Certain reclassifications were made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.

Accounting and Reporting Changes

Statement of Financial Accounting Standards (“SFAS”) No. 133

As of July 1, 2000, the Company adopted SFAS No. 133, as amended by SFAS No. 138, which specifies accounting and reporting standards for derivative instruments and hedging activities.  The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  The effect of applying this new standard was a reduction of net earnings of $2 (net of tax benefit of $1), which was recognized as a cumulative effect of a change in accounting principle and an increase in other comprehensive income of $10 (net of tax benefit of $7).  The financial statement impact of adopting this standard subsequent to July 1, 2000, which has not been significant, is included in the Company’s condensed consolidated statements of earnings and balance sheets (see Note 3).

Statements of Financial Accounting Standards Nos. 141 and 142

As of July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, "Goodwill and Other Intangible Assets.”   SFAS No. 141 requires all business combinations entered into after June 30, 2001 to be accounted for under the purchase method.  SFAS No. 142 sets forth new financial accounting and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized but tested for impairment on a periodic basis. Following the adoption of the standard, the Company completed a review of its domestic businesses, and concluded that the goodwill and intangible assets associated with its domestic businesses were not impaired.  The Company is continuing to review its international operations and recognized a pre-tax charge of $67, for the six months ended December 31, 2001, to write down goodwill associated with its businesses in Brazil and Colombia.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2001.  The financial statement impact was to reduce amortization expense by $12 and to increase net earnings by $9 (net of tax expense of $3), or $0.04 per diluted share for the three months ended December 31, 2001 and to reduce amortization expense by $23 and to increase net earnings by $17 (net of tax expense of $6) or $0.07 per diluted share for the six months ended December 31, 2001.  A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

		Three Months Ended		Six Months Ended

		12/31/01	12/30/00	12/31/01	12/30/00

Reported net earnings		$51	$64	$130	$162
Add:	Goodwill amortization, net of tax	-	9	-	17

Adjusted net earnings		$51	$73	$130	$179

Basic earnings per common share
	Reported net earnings	$0.22	$0.27	$0.56	$0.69
	Goodwill amortization, net of tax	-	0.04	-	0.07

	Adjusted basic net earnings per share	$0.22	$0.31	$0.56	$0.76

Diluted earnings per common share
	Reported net earnings	$0.22	$0.27	$0.55	$0.68
	Goodwill amortization, net of tax	-	0.04	-	0.07

	Adjusted diluted net earnings per share	$0.22	$0.31	$0.55	$0.75

Financial Instruments

      At December 31, 2001 and June 30, 2001, the Company’s derivative instruments are recorded in the condensed consolidated financial statement as assets (liabilities) as follows:

	12/31/01	6/30/01

Current Assets - Foreign exchange contracts	$1	$ -

Other Assets:
Commodity purchase contracts	-	5
Interest rate swaps	6	2

Current Liabilities - Commodity purchase contracts	-	(1) )

Long-Term Debt:
Interest rate swaps	4	(7)
Foreign exchange contracts	(3)	5

Other Long-Term Obligations:
Commodity purchase contracts	(16)	(1)

The Company utilizes derivative instruments, principally swaps, forward contracts and options to enhance its ability to manage risk, including interest rates, foreign currency fluctuations, commodity price changes and share repurchase obligations, which exist as part of its ongoing business operations.  These contracts hedge transactions and balances for periods consistent with the related exposures and do not constitute investments independent of these exposures.  The Company is not a party to any leveraged contracts.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

      Most interest rate swaps, commodity purchase and foreign exchange contracts are designated as fair-value or cash-flow hedges of fixed and variable rate debt obligations, raw material purchase obligations, and either foreign currency denominated debt instruments or purchase obligations.  The estimated fair values of these instruments are calculated based on market rates and represent the estimated amounts that the Company would pay or receive to terminate the contracts.  The Company also holds a commodity purchase contract at December 31, 2001 and June 30, 2001 with no hedging designation.  This contract is accounted for by adjusting the carrying amount of the contract to market, and recognizing any gain or loss in other income or expense.

	12/31/01		6/30/01

	Notional	Fair Value	Notional	Fair Value

Derivative instruments
Debt-related contracts	$400	$10	$350	$ -
Foreign exchange contracts	425	(2)	335	(1)
Commodity contracts	109	(9)	126	5
Commodity option contracts	46	(7)	46	(1)

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major credit-worthy institutions with strong credit ratings, and they are expected to perform fully under the terms of the agreements.

Inventories

      Inventories at December 31, 2001 and June 30, 2001 consisted of:

	12/31/01	6/30/01

Finished goods and work in process	$282	$219
Raw materials and packaging	99	122
LIFO allowances	(12)	(11)
Allowances for obsolescence	(12)	(49)

Total	$357	$281

Inventories are stated at the lower of cost or market (net realizable value), including an allowance for obsolescence.  The allowance for obsolescence at December 31, 2001 and June 30, 2001 was $12 and $49, respectively.  The decline from June 30, 2001 is attributable to the disposal of obsolete inventory.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Other Assets

Other assets at December 31, 2001 and June 30, 2001 consisted of:

	12/31/01	6/30/01

Equity investment in:
Henkel Iberica, S.A. of Spain	$61	$46
Low income housing partnerships	50	43
Other	41	44
Deferred software charges, net	72	61
Investment fund	19	19
Other	59	59

Total	$302	$272

Earnings per Common Share (EPS)

Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding each period.  Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, warrants and other convertible securities.  The weighted average number of common shares outstanding (denominator) used to calculate basic EPS is reconciled to those shares used in calculating diluted EPS as follows (in thousands):

	Weighted Average
	Number of Common Shares Outstanding
	Three Months Ended		Six Months Ended

	12/31/01	12/31/00	12/31/01	12/31/00

Basic	232,763	236,069	233,871	235,796
Stock options	2,113	2,581	1,997	2,561
Share repurchase contracts	913	354	1,061	508
Other	131	89	134	91

Diluted	235,920	239,093	237,063	238,956

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Comprehensive Income

      Comprehensive income for the Company includes net earnings, foreign currency translation adjustments and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of total stockholders' equity.  Comprehensive income (loss) for the three and six-month periods ended December 31, 2001 and 2000 is as follows:

	Three Months Ended		Six Months Ended

	12/31/01	12/31/00	12/31/01	12/31/00

Net Earnings	$51	$64	$130	$162
Other comprehensive income(loss):
Foreign currency translation adjustments	(41)	(2)	(42)	(24)
Cumulative effect of change in accounting
principle (net of $7 of tax)	-	-	-	10
Net derivative gain (loss)	(12)	5	(10)	(4)

Total comprehensive income (loss)	($2)	$67	$78	$144

Foreign currency translation adjustments of $41 for the three months ended December 31, 2001 and $42 for the six months ended December 31, 2001 include the Company’s Argentine subsidiary’s foreign currency translation adjustment of $63 (tax affected) recorded on its net assets reflecting a 38% devaluation of the Argentine peso.

The net derivative loss of $12 for the three months ended December 31, 2001 and $10 for the six months ended December 31, 2001 reflects a shift from a gain to a loss in the mark to market valuations of the Company’s commodity swap contracts.

Goodwill, Trademarks and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended December 31, 2001, by operating segment are as follows:

	Household Products

	North	Latin America/	Specialty
	America	Other	Products	Total

Balance as of June 30, 2001	$437	$395	$398	$1,230
Asset impairment	-	(52)	-	(52)
Translation adjustments	(2)	(55)	-	(57)

Balance as of December 31, 2001	$435	$288	$398	$1,121

During fiscal year 2002, the Company has undertaken a review of its international operations.  The Company has recognized a pre-tax charge of $67 for the six months ended December 31, 2001, to write-down goodwill associated with its businesses in Brazil and Colombia.  A reassessment of the Company’s Brazilian strategy resulting from a terminated acquisition and a weakening economy, resulted in the recognition of an estimated goodwill impairment loss of $28, of which $21 was recorded to goodwill and $7 to deferred translation.  Additionally, the Company recognized an estimated impairment loss of $39 this quarter related to its Colombian business due to weakening market and economic conditions, of which $31 was recorded

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

to goodwill and $8 to deferred translation.  The fair values were determined using the discounted present value of estimated future cash flows.

The Company continues to review its remaining international operations, including an assessment of its Argentina business.  The Company is taking steps to mitigate the impact of the Argentina devaluation and resulting economic crisis.  Subject to the success of these steps, the Company will evaluate whether it will need to record an asset impairment charge for its Argentina business.

Trademarks and other intangible assets at December 31, 2001 and June 30, 2001 are as follows:

	12/31/01			6/30/01

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Trademarks and other intangible
asset subject to amortization:
Patents	$82	$72	$10	$82	$69	$13
Technology	26	13	13	26	12	14
Other	73	31	42	72	29	43

Sub-total	181	116	65	180	110	70

Trademarks and other intangible
assets not subject to
amortization	277	-	277	274	-	274

Total trademarks and other
intangible assets	$458	$116	$342	$454	$110	$344

Amortization expense for trademarks and other intangible assets subject to amortization was $3 and $6 for the three and six months ended December 31, 2001, respectively.  Estimated amortization expense for each of the fiscal years 2002, 2003, 2004, 2005 and 2006 is $12, $11, $8, $5 and $4, respectively.

Segment Results

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

Household Products – North America:  Includes cleaning, bleach, water filtration products, and the food storage and disposal categories marketed in the United States and all products marketed in Canada.

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

	Net Sales

	Three Months Ended		Six Months Ended

	12/31/01	12/31/00	12/31/01	12/30/00

Household Products
North America	$506	$493	$1,070	$1,061
Latin America/Other	152	151	289	288
Specialty Products	243	232	533	490
Corporate, Interest and Other	-	-	-

Total Company	$901	$876	$1,892	$1,839

	Earnings Before Income Taxes and
	Cumulative Effect of Change in Accounting Principle

	Three Months Ended		Six Months Ended

	12/31/01	12/31/00	12/31/01	12/30/00

Household Products
North America	$125	$109	$266	$265
Latin America/Other	(26)	31	(37)	50
Specialty Products	84	68	181	153
Corporate, Interest and Other	(104)	(109)	(204)	(214)

Total Company	$79	$99	$206	$254

Corporate, interest and other includes certain non-allocated administrative costs, amortization of intangible assets, interest income, interest expense, and other income and expense.  Restructuring and asset impairment costs and related inventory write-offs totaling $63 and $16 for the three months ended December 31, 2001 and 2000, respectively, and $102 and $16 for the six months ended December 31, 2001 and 2000, respectively have been allocated to the segments.  These charges for the three months ended December 31, 2001 and 2000 have been allocated to the segments as follows:  Household Products – North America $5 and $11, respectively; Household Products – Latin America/Other $52 and $0, respectively; Specialty Products $0 and $5, respectively; and Corporate $6 and $0, respectively.  These charges for the six months ended December 31, 2001 and 2000 have been allocated to the segments as follows: Household Products – North

America  $14 and $11, respectively; Household Products – Latin America/Other  $81 and $0, respectively; Specialty Products $0 and $5, respectively; and Corporate $7 and $0, respectively.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Subsequent Event – Sale of Maxforce

In February 2002, the Company announced its sale of Maxforce professional insecticides business to Aventis Environmental Science of Lyon, France.  The sale will result in an estimated pre-tax gain of $36 in the third quarter of fiscal year 2002.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2001

With the Three and Six Months Ended December 31, 2000

Management’s discussion and analysis of the results of operations follows and comparisons are with the three- and six- month periods ended December 31, 2000, unless otherwise noted.  Current period and year-ago results are reported in accordance with realigned segments effective July 1, 2001 as described in the notes to the condensed consolidated financial statements.

Diluted earnings per share decreased 19% to 22 cents for the three-month period ended December 31, 2001 and decreased 19% to 55 cents for the six-month period ended December 31, 2001 primarily due to restructuring and asset impairment costs and related inventory write-offs of $63 million (pre-tax), or $41 million (after-tax), recognized in the quarter ended December 30, 2001 and $102 million (pre-tax), or $70 million (after-tax), recognized in the six-month period ended December 31, 2001.

Net sales for the quarter ended December 31, 2001 as compared to the year ago quarter increased 3% to $901 million due to a volume increase of 2%, a favorable portfolio mix of 1% due to more volume from the Glad bags and wrap business and charcoal products and the sale of the fire logs business, which was sold in the quarter ended June 30, 2001, and a 1% increase due to lower coupon expense, partially offset by a 1% decrease due to foreign currency weakness.

The Household Products – North America segment net sales increase of 3% to $506 million corresponds with a volume growth of 3%.  Volume growth is driven by the Glad bags and wrap business, which is attributable to the introduction of GladWare products in the prior year as well as from price reductions and higher shipments of Clorox liquid bleach, increased shipments of Brita faucet-mount water filtration system and filters.  Volume growth in the segment was impacted by lower shipments from the Laundry and Home Care division for products that have been discontinued, and those that have been impacted by intense competitive activity.

The Household Products – Latin America/Other segment net sales increased 1% to $152 million and volumes increased 4%.  The volume increase was due to the prior year launch of Poett and other fragranced cleaners in Latin America, increased shipments in the Asia Pacific division driven by higher insecticide shipments and the introduction of bags and wraps in Korea, partly offset by lower shipments in Argentina due to the current political and economic situation.  Offsetting these volume increases was a 5% negative translation effect due to foreign currency weaknesses in several Latin American countries and Australia.

The Specialty Products segment net sales increased 5% to $243 million while volumes remained flat in comparison with the year ago period.  Excluding the impact of the sale of the fire logs business in the prior year, net sales and volumes increased by 9% and 5%, respectively.  The difference between net sales and volumes is attributable to the termination of a low-margin distribution program in the food division and favorable brand mix in the litter division.  All categories in this segment with the exception of the food division showed higher shipments.  Seasonal’s increased volumes of 14% reflect the impact on charcoal sales of increased advertising, a narrowing price spread with private label products, and warm weather.  Cat litter’s increased volumes of 7% were due to higher shipments of Fresh Step cat litter brands attributable to product improvements and increased advertising, partly offset by decreased volumes of Jonny Cat litter due to losses in distribution.  The increase of 7% in auto care’s shipments resulted from the prior year introduction of Armor All cleaning and protectant wipes partly offset by lower volumes from fuel system products due to warm weather this quarter versus unseasonably cold weather in the prior-year quarter.  The decline of 6% in the food division volumes came from lower shipments of bottled Hidden Valley dressing due to intense competition resulting in an unfavorable price gap against competitors.

Net sales for the six-month period ended December 31, 2001 as compared to the year ago period increased 3% to $1,892 million due to a volume increase of 4% and a favorable portfolio mix of 1% partially offset by a 1% decrease due to foreign currency weakness and a 1% increase in trade-promotion spending.

The Household Products – North America segment net sales increased 1% to $1,070 million and volumes increased 3%.  Offsetting the volume growth was a 2% increase in trade-promotion spending that occurred earlier in the year.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

The Household Products – Latin America/Other segment net sales of $289 million were flat versus the prior year despite an increase in volumes of 5%.  Offsetting the volume increase was a 5% negative translation effect due to foreign currency weaknesses on net sales in several Latin American countries, Australia, New Zealand and Korea.

The Specialty Products segment net sales increased 9% to $533 million and volumes increased 7%.  Excluding the impact of the sale of the fire logs business in the prior year, net sales and volumes would have increased by 12% and 10%, respectively.  All categories in this segment showed higher shipments.  The increase of 17% in auto care’s shipments resulted from the prior year introduction of Armor All cleaning and protectant wipes.  Contributing to the segment’s growth were increases of 15% and 9% experienced by both the seasonal and cat litter divisions, respectively.  The increase of 1% in the food division volumes came from the introduction of new flavors for marinades and higher shipments of K C Masterpiece BBQ sauce offset by lower shipments of bottled Hidden Valley dressing due to intensive competition resulting in an unfavorable price gap against competitors.

Cost of products sold as a percentage of sales was 57% for the quarter ended December 31, 2001 as compared with 60% for the quarter ended December 31, 2000, and 57% for the six months ended December 31, 2001 as compared with 58% for the year ago period.  The improvement in cost of products sold as a percentage of sales is attributable to cost savings generated from the Company’s ongoing manufacturing initiatives, such as the reduction of stock keeping units, and lower inventory write-offs.  These improvements are partially offset by unfavorable product mix due to a shift to larger sizes, and higher Glad volumes.

Selling and administrative expenses increased 5% to $135 million for the three months ended December 31, 2001 and increased 8% to $270 million for the six months ended December 31, 2001 as compared to the year ago periods.  These increases are attributable to expenditures for the Company’s new enterprise resource planning and customer relationship management data processing system projects that also included the accelerated write-off of deferred costs associated with software to be replaced by the new system, and higher corporate overhead that included increased incentive compensation costs.  These increases are partly offset by lower market research and commission expense.

Advertising costs as a percentage of sales remained at 9% for the three- and six-month periods ended December 31, 2001 and December 31, 2000.

Restructuring and asset impairment costs of $66 million and $106 million for the three- and six- month periods ended December 31, 2001, respectively, reflect charges resulting from the Company’s strategic review of operations which was announced in December 2000.  The Company has recognized $200 million of such costs, which include $165 million recorded for restructuring and asset impairment and $35 million relating to inventory write-offs that is included in cost of products sold.

Restructuring and asset impairment costs of $66 million for the three-month period ended December 31, 2001 included $39 million for the estimated impairment of goodwill associated with the Company’s Colombian business due to weakening market conditions and poor economic conditions.  The Company continues to evaluate its Argentina business and other international operations and anticipates completing its review by fiscal year end 2002.  The Company is currently taking steps to mitigate the impact of the Argentina devaluation and resulting economic crisis.   Subject to the success of these steps, the Company will evaluate whether it will need to record an asset impairment charge for its Argentina business.  The remaining $27 million includes $14 million for severance expenses related to the elimination of approximately 260 positions from the Company’s U.S. divisions and 250 positions from its Latin American division and $13 million for the write-off of equipment and the closure of one manufacturing facility.

Restructuring and asset impairment costs of $106 million for the six-month period ended December 31, 2001 include $67 million for the estimated impairment of goodwill associated with the Company’s Brazilian and Colombian businesses due to a reassessment of the Company’s strategies due to the cancellation of an acquisition in Brazil and weakening market conditions and the generally poor economic conditions in these countries.  The remaining $39 million includes $17 million for severance expenses, and $22 million for the write-off of equipment and the closure of certain of the Company’s plants.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Interest expense decreased from $23 million to $12 million for the three months ended December 31, 2001 as compared to the year ago period and decreased from $49 million to $24 million for the six months ended December 31, 2001 as compared to the year ago period.   The decreases are due to lower commercial paper interest rates and the use of cash flow from operations to reduce borrowings.

Other (income) expense, net decreased $2 million to $1 million for the three months ended December 31, 2001 as compared to the year ago period and decreased $15 million to $4 million income for the six months ended December 31, 2001 as compared to the year ago period.  The changes are primarily due to lower amortization expense versus the year-ago periods resulting from the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the quarter ended September 30, 2001.  The effect of adopting this new standard was to increase net earnings by $9 million (net of tax expense of $3 million) or $0.04 per diluted share for the three months ended December 31, 2001 and to increase net earnings by $17 million (net of tax expense of $6 million), or $0.07 per diluted share for the six months ended December 31, 2001.

Additionally, in the three months ended December 31, 2001, the Company’s Argentina subsidiary recognized a net gain of $5 million on net assets denominated in non-peso currencies due to the 38% devaluation of the Argentine peso.  (See further discussion in the “Financial Condition, Liquidity and Capital Resources” section).  Offsetting this favorable impact was a $4 million mark-to-market adjustment on the Company’s resin option contract reflecting current market conditions and a charge for the tentative settlement of a packaging dispute in the Laundry and Home Care division.

The effective tax rate was 35.2% for the quarter ended December 31, 2001 as compared with 35.4% for the quarter ended December 31, 2000.  The effective tax rate for the six months ended December 31, 2001 was 36.7% as compared with 35.4% for the six months ended December 31, 2000.  The increase in rates is principally due to the tax effect of restructuring and asset impairment costs.

The cumulative effect of change in accounting principle of $2 million (net of tax benefit of $1 million) was recognized in the first quarter of the prior year as a transition adjustment due to the implementation of SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended by SFAS No. 138.

Financial Condition, Liquidity and Capital Resources

The Company’s financial position and liquidity remain strong due to the continued strength of operating cash flows during the six-month period ended December 31, 2001.  Net cash provided by operations increased 36% to $390 million for the six-month period as compared to the year-ago period, and is attributable to operations and improved working capital management.  Working capital changes from June 30, 2001 included decreases in accounts receivable offset by increases in inventory.  The decrease in receivables corresponds with lower sales in the second quarter as compared with the fourth quarter of the prior year, reflects the seasonal nature of the charcoal division and certain international businesses and reflects improved collections.  The increase in inventory reflects a seasonal build up in the Specialty Products segment and an increase in the Household Products – North America segment for new product launches.

At December 31, 2001, the Company’s Argentine subsidiary recorded a foreign currency translation adjustment of $63 million (tax affected) on its net assets reflecting a 38% devaluation of the Argentine peso.  This non-cash adjustment reduced stockholder’s equity.  In addition, the Company’s Argentine subsidiary recognized a pre-tax gain of $5 million, included in other income, on net assets denominated in non-peso currencies.  The Company is continuing to evaluate its Argentina business and other international operations for impairment of goodwill and other intangible assets in accordance with SFAS No. 142, which was adopted July 1, 2001.  The Company is currently taking steps to mitigate the impact of the Argentina devaluation and resulting economic crisis.  Subject to the success of these steps, the Company will evaluate whether it will need to record an asset impairment charge for its Argentina business.

In August 2001, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s common stock over a two- to three-year period, of which $335 million of purchases remain.  Treasury stock purchases were $162 million for 4 million shares, during the six-month period ended December 31, 2001.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Financial Condition, Liquidity and Capital Resources

At December 31, 2001, the Company had three share repurchase agreements, whereby the Company contracted for future delivery of 2,260,000 shares each on September 15, 2002 and on September 15, 2004, and 1,000,000 shares on November 1, 2003.  The Company anticipates that the estimated settlement costs for the delivery of the shares due on September 15, 2002 to be approximately $103 million.

In February 2002, the Company announced its sale of Maxforce professional insecticides business to Aventis Environmental Science of Lyon, France.  The sale will result in an estimated pre-tax gain of $36 million in the third quarter of fiscal year 2002.

During the six-month periods ended December 31, 2001 and 2000, the Company’s capital expenditures were $70 million and $46 million, respectively.  For the six-month period ended December 31, 2001, capital expenditures included purchases of property, plant and equipment and $26 million for the Company’s new enterprise resource planning and customer relationship management data processing systems.  The Company is implementing these systems over the next several years, with total implementation costs estimated to be approximately $250 million, including $150 million representing incremental spending over and above previously planned spending on information systems projects.  Total inception-to-date expenditures for these systems incurred through December 31, 2001 was $81 million, of which $67 million has been capitalized, with $14 million expensed.  Expenditures for the six-month period ended December 31, 2001 totaled $34 million, of which $26 million has been capitalized, with $8 million expensed.

During the six months ended December 31, 2001 and 2000, cash flows from operations exceeded cash requirements to fund acquisitions, capital expenditures, dividends and scheduled debt service. The Company believes that cash flow from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity for the foreseeable future.  At December 31, 2001, the Company had credit agreements with available committed credit lines totaling $600 million that expire on dates through April 2002.  The Company’s 364 day credit agreement of $250 million that matured in January 2002 has been re-negotiated with an expiration date in July 2002.  The Company’s $350 million multi-year credit agreement maturing in April 2002 is currently being re-negotiated.  The Company does not anticipate any problems in securing future credit agreements.  These agreements are available for general corporate purposes and for the support of additional commercial paper borrowings. There were no borrowings under these agreements at December 31, 2001.

Management believes the Company has access to sufficient capital through internally generated cash flows, existing lines of credit and, should the need arise, from other public and private sources.

Other Disclosures

Recently, increased attention has been focused on the adequacy of companies’ disclosures concerning off-balance sheet arrangements.  Accordingly, the following supplemental disclosures are being provided.

The Company leases transportation equipment and various manufacturing, warehousing and office facilities.  Most leases are classified as operating leases and will expire over the next 15 years.  None of the Company’s lease arrangements involve sale/leaseback or other leveraged lease features.  Future minimum rental payments required under the operating lease agreements have not changed materially from the amounts previously disclosed.

The Company, at December 31, 2001, has a $19 million investment, as a limited partner, in an investment fund.  The Company’s objective of investing in the fund is to help manage its emerging markets foreign exchange and economic investment risk.  The fund invests in foreign currency denominated instruments and foreign currency and interest rate options and forwards.  At December 31, 2001 and June 30, 2001, the investment fund had, at estimated fair value, assets of $104 million and $96 million, respectively, and liabilities of $85 million and $76 million, respectively.  The Company’s investment, which is included in other assets, is marked to market through income based on the estimated fair value of its share of the fund.  For the three-month and six-month periods ended December 31, 2001 and 2000, mark to market adjustments were insignificant.  The Company’s risk of loss is limited to the amount of its investment and it has no ongoing capital commitments, loan requirements, guarantees or any other types of arrangements with the fund that would require any future cash contributions to the fund and the Company’s potential losses are limited to its investment balance.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Cautionary Statement

Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future growth, profitability, costs, expectations, plans or objectives, are forward-looking statements based on management's estimates, assumptions and projections.  These forward-looking statements are subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes.  Important factors that could affect performance and cause results to differ materially from management's expectations are described in "Forward-Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K for the year ending June 30, 2001, and in the Company's subsequent SEC filings.  Those factors include, but are not limited to, general economic and marketplace conditions and events, competitors’ actions, the Company's costs, implementation of the Company’s new enterprise resource planning and customer relationship management data processing systems, disruption associated with staff reductions, risks inherent in litigation and international operations, the success of new products, the integration of acquisitions and mergers, and environmental, regulatory and intellectual property matters.

PART 11 – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2001 Annual Meeting of Shareholders held on November 28, 2001, the following actions were taken:

The following Directors were elected to hold office until the next annual election of directors:

Name	Votes for	Withheld

Dan Boggan, Jr.	201,762,533	1,664,169
Tully Friedman	201,796,404	1,630,298
Christoph Henkel	197,130,316	6,296,386
William R. Johnson	201,793,976	1,632,726
Robert W. Matschullat	201,787,541	1,639,161
Gary G. Michael	201,717,189	1,709,513
Dean O. Morton	201,763,588	1,663,114
Klaus Morwind	196,896,258	6,530,444
Jan L. Murley	201,657,478	1,769,224
Lary R. Scott	201,843,681	1,583,021
Michael E. Shannon	201,621,920	1,804,782
G. Craig Sullivan	201,717,585	1,709,117
C. Al Wolfe	201,767,683	1,659,019

Pursuant to the terms of the Notice of Annual Meeting and Proxy Statements, proxies received were voted, unless authority was withheld, in favor of the election of the nominees named.

A proposal by the Board of Directors to reapprove The Clorox Company 1996 Stock Incentive Plan, in an amended form, was approved by the shareholders.  The shareholders cast 181,333,407 votes in favor of this proposal and 20,624,612 votes against.  There were 1,468,683 abstentions.

A proposal by the Board of Directors to reapprove The Clorox Company 1996 Executive Incentive Compensation Plan, in an amended form, was approved. The shareholders cast 194,336,294 votes in favor of this proposal and 7,479,116 votes against.  There were 1,611,292 abstentions.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP, certified public accountants to conduct the annual audit of the financial statements of the Company and its subsidiaries for the fiscal year ending June 30, 2002 was approved by the shareholders.  The shareholders cast 201,852,787 votes in favor of this proposal and 728,786 votes against.  There were 845,129 abstentions.

PART 11 – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	(10)	Material contracts

	(xvii)	Agreement between the Company and G. Craig Sullivan, dated effective as of November 1, 2001.

	(xviii)	The Clorox Company 1996 Stock Incentive Plan Non-Qualified Stock Option Award Agreement,
Notice of Stock Option Grant, issued to G. Craig Sullivan effective as of November 1, 2001.

	(xix)	The Clorox Company 1996 Stock Incentive Plan Restricted Stock Award Agreement,
entered into by the Company and G. Craig Sullivan, dated effective as of November 1, 2001.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  February 14, 2001                                        BY /s/   Daniel J. Heinrich

                                                                                          Daniel J. Heinrich

                                                                                          Vice-President – Controller

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibit

10	(xvii)	Agreement between the Company and G. Craig Sullivan, dated effective as of November 1, 2001.

10	(xviii)	The Clorox Company 1996 Stock Incentive Plan Non-Qualified Stock Option Award Agreement,
Notice of Stock Option Grant, issued to G. Craig Sullivan effective as of November 1, 2001.

10	(xix)	The Clorox Company 1996 Stock Incentive Plan Restricted Stock Award Agreement,
entered Into by the Company and G. Craig Sullivan, dated effective as of November 1, 2001.