Form 10-Q
period 2002-03-31
CLOROX CO /DE/
filed 2002-05-14
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

T	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

           Yes        X                                         No

As of March 31, 2002 there were 230,347,484 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Earnings
		Three Months and Nine Months Ended March 31, 2002 and 2001	3

		Condensed Consolidated Balance Sheets
		March 31, 2002 and June 30, 2001	4

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended March 31, 2002 and 2001	5

		Notes to Condensed Consolidated Financial Statements	6 - 15

	Item 2.	Management's Discussion and Analysis of Results of	16 - 23
		Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended		Nine Months Ended

	3/31/02	3/31/01	3/31/02	3/31/01

Net sales	$1,033	$962	$2,925	$2,801
Cost of products sold	597	584	1,676	1,657

Gross profit	436	378	1,249	1,144

Selling and administrative expenses	142	113	413	364
Advertising costs	105	91	283	256
Research and development costs	15	16	47	47
Restructuring and asset impairment costs	100	23	206	27
Interest expense	7	22	31	71
Other (income) expense, net	(29)	10	(33)	22

Earnings before income taxes and cumulative effect of change
in accounting principle	96	103	302	357
Income taxes	50	24	125	114

Earnings before cumulative effect of change in accounting principle	46	79	177	243

Cumulative effect of change in accounting principle (net of tax
benefit of $1)	-	-	-	(2)

Net Earnings	$46	$79	$177	$241

Earnings per Common Share
Basic
Earnings before cumulative effect of change in
accounting principle	$0.20	$0.33	$0.76	$1.03
Cumulative effect of change in accounting principle	-	-	-	(0.01)

Basic net earnings per common share	$0.20	$0.33	$0.76	$1.02

Diluted
Earnings before cumulative effect of change in
accounting principle	$0.20	$0.33	$0.75	$1.02
Cumulative effect of change in accounting principle	-	-	-	(0.01)

Diluted net earnings per common share	$0.20	$0.33	$0.75	$1.01

Weighted Average Common Shares Outstanding (in thousands)
Basic	231,508	236,406	233,084	235,999
Diluted	234,625	239,764	236,311	239,179

Dividends per Share	$0.21	$0.21	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

  PARTI - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	3/31/02	6/30/01

ASSETS
Current Assets
Cash and equivalents	$190	$251
Receivables - Net	497	514
Inventories	320	281
Other	48	57

Total Current Assets	1,055	1,103

Property, Plant and Equipment - Net	935	1,046

Goodwill - Net	1,022	1,230

Trademarks and Other Intangible Assets - Net	313	344

Other Assets	382	272

Total	$3,707	$3,995

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes and loans payable	$247	$117
Current maturities of long-term debt	3	202
Accounts payable	303	314
Accrued liabilities	455	436
Income taxes payable	69	-

Total Current Liabilities	1,077	1,069

Long-term Debt	675	685

Other Liabilities	240	194

Deferred Income Taxes	116	147

Stockholders' Equity
Common stock	250	250
Additional paid-in capital	212	195
Retained earnings	2,174	2,142
Treasury shares, at cost	(734)	(441)
Accumulated other comprehensive net losses	(286)	(235)
Unearned compensation	(17)	(11)

Stockholders' equity - Net	1,599	1,900

Total	$3,707	$3,995

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended

	3/31/02	3/31/01

Operations:
Net earnings	$177	$241
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	136	167
Deferred income taxes	(11)	(32)
Restructuring and asset impairment	184	27
Net gain on sale of businesses	(33)	-
Other	41	11
Cash effects of changes in (excluding effects of businesses sold or acquired):
Accounts receivable	20	57
Inventories	(56)	16
Other current assets	(1)	3
Accounts payable and accrued liabilities	20	(134)
Income taxes payable	71	10

Net cash provided by operations	548	366

Investing Activities:
Capital expenditures	(116)	(86)
Business acquired net of cash acquired	-	(117)
Proceeds from sale of businesses	36	-
Other	(23)	(38)

Net cash used for investing	(103)	(241)

Financing Activities:
Notes and loans payable, net	130	(527)
Collection of prepaid forward	-	150
Long-term debt borrowings	3	300
Long-term debt repayments	(208)	(5)
Cash dividends	(147)	(148)
Treasury stock purchased and related premiums	(296)	(8)
Issuance of common stock for employee stock plans, and other	19	14

Net cash used for financing	(499)	(224)

Effect of exchange rate changes on cash and equivalents	(7)	(3)

Net decrease in cash and equivalents	(61)	(102)
Cash and equivalents:
Beginning of period	251	254

End of period	$190	$152

Supplemental Cash Flow Information:
Cash paid for:
Interest (net of amounts capitalized)	$46	$78
Income taxes	65	114

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Interim Financial Statements

      The condensed consolidated financial statements for the three- and nine-month periods ended March 31, 2002 and 2001 have not been audited but, in the opinion of management, include all adjustments (i.e., normal recurring accruals), necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries, the "Company”.  However such financial statements may not necessarily be indicative of annual results.

Advertising costs incurred during interim periods are generally expensed ratably in relation to volume.

Certain reclassifications were made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from estimates and assumptions made.

Accounting and Reporting Changes

Statement of Financial Accounting Standards (“SFAS”) No. 133

As of July 1, 2000, the Company adopted SFAS No. 133, as amended by SFAS No. 138, which specifies accounting and reporting standards for derivative instruments and hedging activities.  The statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  The effect of applying this new standard was a reduction of net earnings of $2 (net of tax benefit of $1), which was recognized as a cumulative effect of a change in accounting principle and an increase in other comprehensive income of $10 (net of tax benefit of $7).  The financial statement impact of adopting this standard subsequent to July 1, 2000, is included in the Company’s condensed consolidated statements of earnings and balance sheets (see Note 4).

Statements of Financial Accounting Standards Nos. 141 and 142

As of July 1, 2001, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, "Goodwill and Other Intangible Assets.”   SFAS No. 141 requires all business combinations entered into after June 30, 2001 to be accounted for under the purchase method.  SFAS No. 142 sets forth new financial accounting and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill be reported separately from other intangible assets in the balance sheet, and no longer amortized but tested for impairment on a periodic basis.  In connection with the transition provisions for adopting this standard, the Company performed an initial allocation between goodwill and other intangible assets and will finalize its review by June 30, 2002.  Following the adoption of the standard, the Company completed a review of its domestic businesses, and concluded that the goodwill and intangible assets associated with its domestic businesses were not impaired.  As a result of completing its allocation of goodwill and other intangible assets, the Company will finalize its impairment calculation for certain international operations.  The Company has preliminarily recognized estimated pre-tax charges of $167, for the nine months ended March 31, 2002, to write down goodwill associated with its businesses in Argentina, Brazil and Colombia.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite- lived intangible assets effective July 1, 2001.  The financial statement impact was to reduce amortization expense by $12 and to increase net earnings by $9 (net of tax expense of $3), or $0.04 per diluted share for the three months ended March 31, 2002 and to reduce amortization expense by $36 and to increase net earnings by $26 (net of tax expense of $10) or $0.11 per diluted share for the nine months ended March 31, 2002.  A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted to exclude goodwill amortization, net of the related income tax effect, follows:

		Three Months Ended		Nine Months Ended

		3/31/02	3/31/01	3/31/02	3/31/01

Reported net earnings		$46	$79	$177	$241
Add:	Goodwill and indefinite-lived intangible
	assets amortization, net of tax	-	9	-	26

Adjusted net earnings		$46	$88	$177	$267

Basic earnings per common share:
Reported net earnings		$0.20	$0.33	$0.76	$1.02
Add:	Goodwill and indefinite-lived intangible
	assets amortization, net of tax	-	0.04	-	0.11

Adjusted net earnings		$0.20	$0.37	$0.76	$1.13

Diluted earnings per common share:
Reported net earnings		$0.20	$0.33	$0.75	$1.01
Add:	Goodwill and indefinite-lived intangible
	assets amortization, net of tax	-	0.04	-	0.11

Adjusted net earnings		$0.20	$0.37	$0.75	$1.12

Divestitures

The aggregate sales price and estimated net pre-tax gain (included in other income and expense) on divestitures was $65 and $33, respectively, for the three and nine month periods ended March 31, 2002.  These divestitures included the sale of the Maxforce professional insecticides business and the Himolene industrial trash can liner business.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Financial Instruments

At March 31, 2002 and June 30, 2001, the Company’s derivative instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	3/31/02	6/30/01

Other Assets:
Commodity purchase contracts	$ -	$5
Interest rate swaps	2	2

Current Liabilities - Commodity purchase contracts	-	(1) )

Long-Term Debt:
Interest rate swaps	6	(7)
Foreign exchange contracts	(3)	5

Other Long-Term Obligations:
Commodity purchase contracts	(19)	(1)

The Company utilizes derivative instruments, principally swaps, forward contracts and options to enhance its ability to manage risk, including interest rates, foreign currency fluctuations, commodity price changes and share repurchase obligations present in its ongoing business operations.  These contracts hedge transactions and balances for periods consistent with the related exposures and do not constitute investments independent of these exposures.  The Company is not a party to any leveraged contracts.

      Most interest rate swaps, commodity purchase and foreign exchange contracts are designated as fair-value or cash-flow hedges of fixed and variable rate debt obligations, and foreign currency denominated debt instruments.  The estimated fair values of these instruments are calculated based on market rates and represent the estimated amounts that the Company would pay or receive to terminate the contracts.  The Company also has certain derivative contracts with no hedging designations.  At March 31, 2002 and June 30, 2001, the Company held a written put option contract for the purchase of resin that does not qualify for hedge accounting treatment under the rules of SFAS No. 133, as amended by SFAS No. 138.  Additionally, at March 31, 2002, the Company elected to discontinue hedge accounting treatment for its foreign exchange contracts that are considered immaterial.  The financial statement impact of this change to the Company’s condensed consolidated statements of earnings and balance sheet as of March 31, 2002 is insignificant. The carrying amount of these contracts is adjusted to estimated market value with any gain or loss recognized in other income or expense.

The Company uses several different methodologies to estimate the fair value of its derivative contracts.  The estimated fair values of the Company’s interest rate swaps, certain commodity derivative contracts and foreign exchange contracts are based on quoted market prices, traded exchange market prices or broker quotes.  The estimated fair values of the Company’s resin commodity contracts were previously determined using valuation models, including a Black-Scholes model for the written option, with forward curves provided by market makers.  However, because of a lack of available market quotations, the Company used forward curves provided by other external sources at March 31, 2002.  Factors used to determine the fair value of the resin forward curve are based on resin market information, which considers many economic factors, including technology, labor, material and capital costs, capacity, world supply and demand.  Considerable judgment is required in interpreting market data and developing assumptions to estimate the fair value of resin commodity contracts.  Actual results could differ materially from estimates because of the volatility inherent in the resin markets where a 10% change in the resin forward curve may impact the swap value by approximately $3 million.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

The estimated notional and fair value amounts of the Company’s derivative instruments are summarized below:

	3/31/02		6/30/01

	Notional	Fair Value	Notional	Fair Value

Derivative instruments
Debt-related contracts	$400	$8	$350	$ -
Foreign exchange contracts	378	(3)	335	(1)
Commodity contracts	100	(8)	126	5
Commodity option contracts	40	(11)	46	(1)

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings who are expected to fully perform under the terms of the agreements.

Inventories

      Inventories at March 31, 2002 and June 30, 2001 consisted of:

	3/31/02	6/30/01

Finished goods and work in process	$248	$219
Raw materials and packaging	95	122
LIFO allowances	(12)	(11)
Allowance for obsolescence	(11)	(49)

Total	$320	$281

Inventories are stated at the lower of cost or market (net realizable value), including an allowance for obsolescence.  The allowance for obsolescence declined to $11 at March 31, 2002 from $49 at June 30, 2001 due to the disposal of obsolete inventory.

At March 31, 2002 and June 30, 2001 the allowance for inventory obsolescence is as follows:

	3/31/02	6/30/01

Allowance for obsolescence at beginning of period	($49)	($15)
Provision for inventory obsolescence	(4)	(54)
Deductions for inventory disposals	42	20

Allowance for obsolescence at end of period	($11)	($49)

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Other Assets

Other assets at March 31, 2002 and June 30, 2001 consisted of:

	3/31/02	6/30/01

Equity investment in:
Henkel Iberica, S.A. of Spain	$47	$46
Low income housing partnerships	46	43
Other	38	44
Tax effect of deferred translation	87	-
Deferred software costs, net	81	61
Investment fund	19	19
Other	64	59

Total	$382	$272

At March 31, 2002 and June 30, 2001, the tax effect associated with deferred currency translation adjustments of $87 and $0, respectively, for the Company’s foreign subsidiary and equity investments, is included in other assets with an offset to other comprehensive income.  Income taxes are not provided for taxes on foreign earnings deemed to be permanently reinvested.  During fiscal year 2002, the Company has determined that, at this time, foreign earnings from certain countries and joint ventures are no longer permanently reinvested.

The Company is a limited partner with a $19 interest in an investment fund.  The Company’s objective of investing in the fund is to help manage its emerging markets foreign exchange and economic investment risk.  The fund invests in foreign currency denominated instruments and foreign currency and interest rate options and forwards.  At March 31, 2002 and June 30, 2001, the investment fund had, at estimated fair value, assets of $103 and $96, respectively, and liabilities of $84 and $76, respectively.  The Company’s investment is marked to market through income based on the estimated fair value of its share of the fund.  For the three-month and nine-month periods ended March 31, 2002 and 2001, mark-to-market adjustments were insignificant.  The Company’s risk of loss is limited to the amount of its investment and it has no ongoing capital commitments, loan requirements, guarantees or any other types of arrangements with the fund or its general partner that would require any future cash contributions to the fund.

.

The Financial Accounting Standards Board is currently reviewing the accounting rules relating to consolidation, which may effect the investment fund.  Currently, the Company accounts for its investment fund on a non-consolidated basis.  The Company believes that its accounting treatment for the investment fund may be subject to new rules, which could require full consolidation of the investment fund.  The Company is continuing to monitor any proposed rule changes in this area and will adopt any new standards when issued and made effective.

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

	Weighted Average
	Number of Common Shares Outstanding

	Three Months Ended		Nine Months Ended

	3/31/02	3/31/01	3/31/02	3/31/01

Basic	231,508	236,406	233,084	235,999
Stock options	2,652	1,678	2,283	2,251
Share repurchase contracts	329	1,562	797	823
Other	136	118	147	106

Diluted	234,625	239,764	236,311	239,179

Comprehensive Income

      Comprehensive income for the Company includes net earnings, foreign currency translation adjustments, net of tax, and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of total stockholders' equity.  Comprehensive income (loss) for the three and nine-month periods ended March 31, 2002 and 2001 is as follows:

	Three Months Ended		Nine Months Ended

	3/31/02	3/31/01	3/31/02	3/31/01

Net Earnings	$46	$79	$177	$241
Other comprehensive income(loss)
Foreign currency translation adjustments
Currency translation adjustments	(88)	(19)	(208)	(43)
Tax effect on currency translation adjustments	18	-	87	-
Translation related to impairment charges	98	-	106	-
Tax effect on translation related to impairment charges	(25)	-	(25)	-
Cumulative effect of change in accounting
principle (net of $7 of tax)	-	-	-	10
Net derivative gain	-	-	(10)	(4)

Total comprehensive income	$49	$60	$127	$204

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Goodwill, Trademarks and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended March 31, 2002 by operating segment are as follows:

	Household Products

	North	Latin America/	Specialty
	America	Other	Products	Total

Balance as of June 30, 2001	$437	$395	$398	$1,230
Asset impairment	-	(66)	-	(66)
Divestitures	(1)	-	(5)	(6)
Translation adjustments	(2)	(134)	-	(136)

Balance as of March 31, 2002	$434	$195	$393	$1,022

Trademarks and other intangible assets at March 31, 2002 and June 30, 2001 are summarized below. Amortization expense for trademarks and other intangible assets subject to amortization was $3 and $9 for the three and nine months ended March 31, 2002, respectively.  Estimated amortization expense for each of the fiscal years 2002, 2003, 2004, 2005 and 2006 is $12, $11, $8, $5 and $4, respectively.

	3/31/02

	Carrying	Asset	Accumulated	Deferred
	Amount	Impairment	Amortization	Translation	Net

Trademarks and other intangible
assets subject to amortization:
Patents	$82		($73)		$ 9
Technology	26		(13)		13
Other	72	($4)	(33)	($1)	34

Sub-Total	180	(4)	(119)	(1)	56

Trademarks and other intangible
assets not subject to amortization	274	(16)	-	(1)	257

Total trademarks and other
intangible assets	$454	($20)	($119)	($2)	$313

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

	6/30/01

	Carrying	Accumulated
	Amount	Amortization	Net

Trademarks and other intangible
assets subject to amortization:
Patents	$82	($69)	$13
Technology	26	(12)	14
Other	72	(29)	43

Sub-Total	180	(110)	70

Trademarks and other intangible
assets not subject to amortization	274	-	274

Total trademarks and other
intangible assets	$454	($110)	$344

During fiscal year 2002, the Company has undertaken a review of its international operations.  The Company has recognized a pre-tax charge of $167 for the nine months ended March 31, 2002, to write-down goodwill, trademarks and other intangible assets associated with its businesses in Argentina, Brazil and Colombia.  A reassessment of the Company’s Brazilian strategy resulting from a terminated acquisition and a weakening economy, resulted in the recognition of an estimated goodwill, trademarks and other intangible assets impairment loss of $28 in the quarter ended September 30, 2001, of which $20 was recorded to goodwill and a net $8 reduction in deferred translation.  The Company recognized an estimated pre-tax impairment loss of $39 in the quarter ended December 31, 2001 related to its Colombian business due to a weakening market and poor economic conditions in that country, of which $11 was recorded to goodwill, $20 to trademarks and other intangible assets, and a net $8 reduction in deferred translation.  The Company recognized an estimated pre-tax impairment loss of $100 for the quarter ended March 31, 2002 related to the Argentina business with a $35 reduction in the carrying value of goodwill and a net $65 reduction in deferred translation.  The estimated fair values were determined using the discounted present values of estimated future cash flows.

The Company continues to review its strategy related to its international operations.  The Company is taking steps to mitigate the impact of the Argentina devaluation and resulting economic crisis, and will continue to evaluate whether additional asset impairment charges for its Latin American operations are needed.

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

The table below represents operating segment information.  Information presented below for prior periods has been reclassified to conform to the current period’s presentation of segment results.

	Net Sales

	Three Months Ended		Nine Months Ended

	3/31/02	3/31/01	3/31/02	3/31/01

Household Products
North America	$578	$505	$1,648	$1,566
Latin America/Other	131	150	420	438
Specialty Products	324	307	857	797

Total Company	$1,033	$962	$2,925	$2,801

	Earnings Before Income Taxes and
	Cumulative Effect of Change in Accounting Principle

	Three Months Ended		Nine Months Ended

	3/31/02	3/31/01	3/31/02	3/31/01

Household Products
North America	$127	$85	$393	$350
Latin America/Other	(77)	22	(114)	72
Specialty Products	153	101	334	254
Corporate, Interest and Other	(107)	(105)	(311)	(319)

Total Company	$96	$103	$302	$357

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Corporate, interest and other includes certain non-allocated administrative costs, amortization of intangible assets, interest income, interest expense, and other income and expense.  Restructuring and asset impairment costs and related inventory write-offs totaling $100 and $46 for the three months ended March 31, 2002 and 2001, respectively, and $202 and $62 for the nine months ended March 31, 2002 and 2001, respectively, have been allocated to the applicable segment.  These charges for the three months ended March 31, 2002 and 2001 have been allocated as follows:  Household Products – North America $0 and $39, respectively; Household Products – Latin America/Other $100 and $3, respectively; and Specialty Products $0 and $4, respectively.  These charges for the nine months ended March 31, 2002 and 2001 have been allocated as follows: Household Products – North America $14 and $50, respectively; Household Products – Latin America/Other $181 and $3, respectively; Specialty Products $0 and $9, respectively; and Corporate $7 and $0, respectively.

The aggregate estimated net pre-tax gain on divestitures totaling $33 for the three and nine months ended March 31, 2002 is included in the Specialty Products and Household Products – North America segments.

Sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 22% of consolidated net sales for the nine months ended March 31, 2002.  No other customer exceeded 5% of net sales in either period.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2002

With the Three and Nine Months Ended March 31, 2001

Management’s discussion and analysis of the results of operations follows and comparisons are being made unless otherwise noted with the three- and nine- month periods ended March 31, 2001.  Current period and year-ago results are reported in accordance with realigned segments effective July 1, 2001 as described in the notes to the condensed consolidated financial statements.

Diluted earnings per share decreased 40% to 20 cents for the three-month and decreased 26% to 75 cents for the nine-month periods ended March 31, 2002.  These decreases were attributable to asset impairment costs offset by an estimated net gain on divestitures.  Asset impairment costs were $100 million (pre-tax), or $82 million (after-tax) for the quarter ended March 31, 2002 as compared to the year ago charges for restructuring and inventory write-offs of $46 million (pre-tax), or $30 million (after-tax).  Restructuring and asset impairment costs and related inventory write-offs were $202 million (pre-tax), or $155 million (after-tax), for the nine-month period ended March 31, 2002 as compared to $62 million (pre-tax), or $40 million (after-tax), for the year ago period.  Offsetting these charges was the estimated net gain on divestitures of $33 million (pre-tax), or $23 million (after-tax), recognized in the quarter ended March 31, 2002.

Net sales for the quarter ended March 31, 2002 as compared to the year ago quarter increased 7% to $1.033 billion due to a 5% increase in volume, and a 4% decrease in coupon and trade spending that was partially redirected towards media and other advertising.  These increases were partially offset by a 2% decrease due to foreign currency weakness.

The Household Products – North America segment net sales increased 14% to $578 million and volumes increased 11%.  The difference between net sales and volumes is attributable to a 6% decrease in coupon and trade spending offset by a 2% decrease from price reductions in the Glad bags and wraps business and several brands in the home care business and a 1% unfavorable impact from product mix.  Because the cost of coupons and trade spending is accounted for as a reduction in revenue, a reduction in those expenses increases sales.  Volume growth in this segment was primarily driven by the launch of Clorox ReadyMop, which was introduced this quarter, and from higher shipments of many core brands.  The home care business saw higher volumes in a number of brands, including double-digit volume increases in Formula 409, Clorox Clean-Up, Clorox toilet bowl cleaners and Clorox disinfecting wipes.  These increases were partially offset by lower volumes from Clorox disinfecting spray, Liquid-Plumr, and Tilex due to intense competitive activity.  In laundry additives, volume growth for Clorox bleach and Clorox 2 color-safe bleach was partially offset by volume losses from discontinued products.  The Glad bags and wraps business volume growth was driven by price reductions and increased advertising.  Brita volumes were lower due to Kmart’s financial difficulties.

The Household Products – Latin America/Other segment net sales decreased 13% to $131 million while volumes remained flat in comparison with the prior year.  The decrease in net sales was driven by economic crises and political turmoil in South America, which gave rise to a 10% decrease attributable to foreign currency weaknesses in Argentina, Chile, Brazil and Venezuela.  The remaining 3% differential is attributable to higher trade spending, pricing changes and unfavorable product mix.  Volume increases, due to the prior year launch of Poett and other fragranced cleaners in Latin America, as well as volume growth in Puerto Rico and Central America, were offset by volume declines in Colombia due to price increases in bleach and in Argentina due to the economic situation in that country.

The Specialty Products segment net sales increased 6% to $324 million while volumes decreased 1%.  Excluding the impacts from the divested professional insecticides and firelogs businesses in the current and prior periods, net sales and volumes increased by 8% and 2%, respectively.  The difference between net sales and volumes is attributable to lower coupon and trade spending mainly in the food products and cat litter businesses.  Volume growth reflected in the seasonal and food products businesses was offset by declines in the cat litter and auto care businesses.  Seasonal’s volume growth of 9%, excluding volumes from the divested firelogs and professional insecticides businesses, reflects higher Kingsford charcoal shipments.  Kingsford benefited from a narrowing price gap with private label as a result of private-label price increases and from unseasonably warm weather in the upper Midwest, North Central and Northeast regions of the U.S. in January and February 2002.  Food product’s volumes increased 6% due to increased advertising of Hidden Valley dressings to counter intense competitive activity.  Cat litter’s volume decrease of 2% reflects volume declines from Scoop Away resulting from a competitor’s price reduction partially offset by higher shipments of Fresh

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Step Scoop, driven by product improvements and marketing support.  Despite higher shipments of Armor All wipes, including the recently introduced leather wipes, auto care shipments decreased 1%.  The decrease was due to unseasonably warm weather that depressed demand for cold weather performance products and to Kmart’s financial difficulties.

Net sales for the nine-month period ended March 31, 2002 as compared to the year ago period increased 4% to $2.925 billion due to net volume increases of 4% and lower coupon and trade spending of 1%.  These increases are partially offset by a 2% decrease due to foreign currency weaknesses.

The Household Products – North America segment net sales increased 5% to $1.648 billion due to volume growth of 5%.  Volume growth was driven by the introduction ofClorox ReadyMop, increased volume growth from theGlad bags and wraps business, which was driven by price reductions and increased advertising, and higher shipments of Clorox bleach.  Offsetting this volume growth was the third quarter reduction in Brita volumes impacted by Kmart’s financial difficulties.

The Household Products – Latin America/Other segment net sales decreased 4% to $420 million while volumes increased 3%.  Foreign currency weaknesses in several Latin American countries continue to negatively impact the segment’s net sales.

The Specialty Products segment net sales increased 7% to $857 million and volumes increased 4%.  Excluding the impacts from the divested professional insecticides and firelogs businesses in the current and prior periods, net sales and volumes increased by 11% and 7%, respectively.  All categories, excluding the divested professional insecticides and firelogs businesses, showed higher shipment volumes.  Contributing to the segment’s growth was an increase of 15% experienced by the seasonal business, excluding volumes from the divested firelogs and professional insecticides businesses.  Auto care’s volume increase of 9% was driven by the prior year introduction of new products, but the year-to-date growth rate was impacted in the third quarter of fiscal year 2002 by unseasonably warm weather, which reduces demand for cold weather performance products, and Kmart’s financial difficulties.  Cat litter volumes increased by 5% despite volume declines from Scoop Away experienced in the third quarter of fiscal year 2002.  Food products volume increased by 3% after experiencing intense competitive activity earlier in the year.

Cost of products sold as a percentage of sales was 58% for the quarter ended March 31, 2002 as compared to 61% for the year ago period, and 57% for the nine months ended March 31, 2002 as compared with 59% for the year ago period.  The improvement in cost of products sold as a percentage of sales for the three and nine months ended March 31, 2002 is attributable to cost savings generated from the Company’s ongoing manufacturing initiatives, including the reduction of stock keeping units, lower inventory write-offs compared to write-offs resulting from the Company’s strategic review of operations in the prior year, and decreased raw material costs driven by the re-negotiation of the pricing structure for resin earlier this fiscal year.  These improvements are partially offset by start-up costs associated with new product launches.

Selling and administrative expenses increased 26% to $142 million for the three months and 13% to $413 million for the nine months ended March 31, 2002 as compared to the year ago periods.  These increases were attributable to increased incentive compensation costs, consistent with the Company’s performance targets, of $14 million and $17 million for the three and nine months ended March 31, 2002, respectively; expenditures of $4 million and $12 million for three and nine months ended March 31, 2002, respectively for the Company’s new enterprise resource planning and customer relationship management data processing system projects that also included the write-off of deferred costs associated with software to be replaced by the new system; and an increase in the Company’s allowance for doubtful accounts.  As a consequence of the economic crisis and political turmoil in South America as well as a softening in the U.S. economy, the Company has increased its allowance for doubtful accounts by $7 million and $9 million for three and nine months ended March 31, 2002, respectively.

Advertising costs as a percentage of sales increased one percent to 10% for both the three- and nine-month periods ended March 31, 2002 as compared to year ago periods.  These increases were driven by higher media expenditures to support the introduction of new products and the base business.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Restructuring and asset impairment costs of $100 million for the three-month period ended March 31, 2002 was for the estimated impairment of goodwill and intangible assets of the Company’s Argentina subsidiary due to the significant devaluation of the Argentina peso and resulting economic crisis.  This estimated impairment charge was based on considerable judgment and is subject to further revision because estimating the ultimate impairment in this country is difficult due to the volatility of the economy and current economic crisis. The Company is currently taking steps to mitigate the impacts of this crisis.  These steps include efforts to reduce the cost structure that will include the elimination of approximately 150 positions in the Company’s Latin America division.  Severance costs associated with these actions will be reflected in the Company’s consolidated statement of earnings and balance sheet in the fiscal fourth quarter of 2002.  The Company will continue to monitor economic conditions in Latin America and evaluate whether it will need to record additional asset impairment charges for its Argentina and other Latin America operations.  Restructuring and asset impairment costs of $23 million for the year ago period included charges resulting from the Company’s strategic review of operations that was completed in December 2001.  The Company recognized $200 million of such costs under this strategic review, which included $165 million recorded for restructuring and asset impairment and $35 million relating to inventory write-offs included in cost of products sold.  Restructuring and asset impairment costs of $23 million for the three-month period ended March 31, 2001 included write-offs of equipment no longer necessary due to changes in technology, elimination of redundancies and discontinued product lines.

Restructuring and asset impairment costs of $206 million for the nine-month period ended March 31, 2002 included $167 million for the estimated impairment of goodwill and intangible assets associated with the Company’s Argentine, Brazilian and Colombian businesses due to weakening market and economic conditions in these countries as well as a reassessment of the Company’s strategies due to the termination of a planned acquisition in Brazil.  The remaining $39 million includes $17 million for severance costs, and $22 million for the write-off of equipment and the closure of certain of the Company’s plants.  Restructuring and asset impairment costs of $27 million for the nine-month period ended March 31, 2001 included write-offs of equipment and intangible assets.

Interest expensedecreased from $22 million to $7 million for the three months as compared to the year ago period and from $71 million to $31 million for the nine month periods ended March 31, 2002 as compared to a year ago.  The decreases were due to lower commercial paper interest rates and the use of cash flow from operations to reduce borrowings.

Other (income) expense, net increased $39 million to $29 million of income for the three months ended March 31, 2002 as compared to $10 million of expense in the same period last year and increased $55 million to $33 million of income for the nine months ended March 31, 2002 as compared to $22 million of expense in the same period of last year.  The variance for the three and nine months ended March 31, 2002 was due to several factors.  The Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” resulted in a decrease in amortization expense.  In addition, the variance was also the result of an estimated net gain of $33 million on sale of the MaxForce and Himolene businesses, and $12 million and $18 million of gains in foreign exchange from the revaluation of Argentina net monetary assets denominated in currencies other than peso, for the three and nine months ended March 31, 2002, respectively.  These gains were partially offset by an $8 million increase in environmental reserves and a $4 million write-down of certain international joint venture investments.  The environmental reserves were increased based on a review of estimated costs associated with remediating and monitoring a former plant site.  The variance also includes $4 million and $9 million of losses for the three and nine months ended March 31, 2002, respectively, relating to mark-to-market adjustments on the Company’s resin contracts reflecting current market conditions.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

The effective tax rate was 51.9% for the quarter ended March 31, 2002 as compared to 22.9% for the year ago period.  The effective tax rate for the nine months ended March 31, 2002 was 41.6% as compared to 31.8% for the year ago period.  The increase in this year’s effective tax rate over the prior year was primarily due to the adjustment of prior tax liabilities resulting from the Company's ability to utilize foreign tax credits, that had a favorable impact on the effective tax rate in the prior year, and the lack of ability to provide for a significant tax benefit (net of any valuation allowances) related to the impairment charge in Argentina, which had an unfavorable impact on the effective tax rate for the current year.

The cumulative effect of change in accounting principle of $2 million (net of tax benefit of $1 million) was recognized in the first quarter of the prior fiscal year as a transition adjustment due to the implementation of SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended by SFAS No. 138.

Financial Condition, Liquidity and Capital Resources

The Company’s financial position and liquidity remain strong due to the continued strength of operating cash flows during the nine-month period ended March 31, 2002.  Net cash provided by operations increased 50% to $548 million for the nine-month period as compared to the year-ago period, and is attributable to improved working capital management and improved earnings.

Working Capital

Working capital changes from June 30, 2001 included decreases in accounts receivable offset by increases in inventory, as well as an increase to income taxes payable.  The decrease in receivables reflects improved collections and higher valuation allowances offset by an increase in the Specialty Products segment’s receivables reflecting the seasonality of the charcoal division and a $24 million receivable from the sale of businesses divested in the quarter ended March 31, 2002.  The increase in inventory reflects a seasonal build up in the Specialty Products segment and an increase in the Household Products – North America segment for new product launches.  Higher income taxes payable is attributable to timing of quarterly estimated tax payments.

Foreign Currency Exposure Management

The Company is exposed to the impact of foreign currency fluctuations.  The Company’s objective in managing its exposure to changes in foreign currencies is to limit the impact on earnings and cash flow.  In the normal course of business, the Company employs practices and procedures, such as the use of foreign exchange forward and option contracts to hedge certain foreign exchange transactional exposures and the use of operational strategies to mitigate the effects of foreign exchange exposure, including the matching of foreign currency receipts with payments.  The Company’s policy is not to hedge its long-term investment in foreign subsidiaries and joint ventures.  The Company has not been able to identify cost effective hedges for its net investments in foreign subsidiaries and joint ventures that would effectively mitigate fluctuations in value resulting from foreign currency devaluation.  Changes in valuations resulting from foreign currency fluctuations are reflected in other comprehensive income. Such fluctuations in foreign currency may make the Company’s products more expensive in its foreign markets and negatively impact sales or earnings.

Argentina Economic Crisis

As a consequence of the Argentina devaluation and resulting economic crisis, the Company recognized an estimated goodwill impairment charge of $100 million in its Argentina subsidiary for the three-month period ended March 31, 2002, which was recorded as restructuring and asset impairment.  It also recorded for the nine-month period ended March 31, 2002, $133 million ($83 tax effected) of foreign currency deferred translation charges for the Argentina peso that reduced stockholders’ equity.  The Company’s Argentina subsidiary also recognized pre-tax gains of $12 million and $18 million for the three- and nine- month periods ended March 31, 2002, respectively, on net monetary assets denominated in non-peso currencies.  This gain is included in other income.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Financial Condition, Liquidity and Capital Resources

The Company is taking steps to mitigate the impact of the Argentina economic crisis.  In April of fiscal year 2002, the Company repatriated cash from the Argentina subsidiary that reduced the Argentina subsidiary’s U.S. dollar denominated cash balances.  Additionally, in April 2002, the Argentina government decreed that certain trade related non-peso denominated currencies be converted to the Argentina peso currency.  The Company may be required to convert remaining U.S. dollar cash balances to Argentina pesos by the end of the fourth quarter.  The reduction in U.S. dollar denominated cash balances as well as other U.S. dollar denominated assets could limit any foreign currency transaction gains recognized in the fourth quarter of fiscal year 2002.

Throughout calendar year 2002, the Argentina government has declared periodic “banking holidays” which limited the subsidiary’s ability to deposit funds and to issue checks that could be cleared in Argentina banks.  Despite the limitations imposed during these banking holidays and the repatriation of U.S. dollar cash balances, the Company believes that the subsidiary has adequate funding generated from its operations and has the ability to meet its working capital requirements.

The Company continues to evaluate its Argentina business as well as its Latin America operations for impairment of goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

Stock Repurchases

In August 2001, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s common stock over a two- to three-year period.  To date, approximately $300 million of such purchases have been made.  Treasury stock purchases and related premiums were $296 million for 7.5 million shares, during the nine-month period ended March 31, 2002.

At March 31, 2002, the Company had three forward share repurchase agreements, whereby the Company contracted for future delivery of 2,260,000 shares each on September 15, 2002 and on September 15, 2004, and 1,000,000 shares on November 1, 2003.  The Company anticipates that settlement costs for the delivery of the shares due on September 15, 2002 will be approximately $102 million.  The Company may elect to settle and take delivery of some or all of the contracts prior to their maturity dates.  The Company settled and took delivery of 1 million shares for $53 million in May 2002.

Capital Expenditures

During the nine-month periods ended March 31, 2002 and 2001, the Company’s capital expenditures were $116 million and $86 million, respectively.  For the nine-month period ended March 31, 2002, capital expenditures included purchases of property, plant and equipment and $43 million for the Company’s new enterprise resource planning and customer relationship management data processing systems.  The Company is implementing these systems over the next several years, with total implementation costs estimated to be approximately $250 million, including $150 million representing incremental spending over and above previously planned levels of spending on information systems projects.  Total inception-to-date expenditures for these systems through March 31, 2002 were $102 million, of which $84 million has been capitalized, and $18 million expensed.  Expenditures for the nine-month period ended March 31, 2002 totaled $55 million, of which $43 million has been capitalized, and $12 million expensed.

Leases

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

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Financial Condition, Liquidity and Capital Resources

Credit Arrangements

During the nine months ended March 31, 2002 and 2001, cash flows from operations exceeded cash requirements to fund acquisitions, capital expenditures, dividends and scheduled debt service. The Company believes that cash flow from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity for the foreseeable future.  At March 31, 2002, the Company had credit agreements with available committed credit lines totaling $600 million that expire on dates through March 2007.  The Company’s credit agreement of $250 million matures in July 2002 and the Company expects to extend the maturity as required.   The Company also has a $350 million multi-year credit agreement that matures in March 2007.  This agreement contains a covenant that requires the maintenance of a consolidated leverage ratio, as defined, which the Company is in compliance with as of March 31, 2002.  The Company does not anticipate any problems in securing future credit agreements.  These agreements are available for general corporate purposes and to support additional commercial paper borrowings. There were no borrowings under these agreements at March 31, 2002.

Management believes the Company has access to sufficient capital through internally generated cash flows, existing lines of credit and, should the need arise, from other public and private sources.

Critical Accounting Policies

The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.  Specific areas requiring the application of management’s estimates and judgment include assumptions pertaining to credit worthiness of customers, future product volume estimates, foreign currency valuations, discount rates, useful lives, future cost trends, investment returns, tax strategies and other external market conditions.  Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used.  The U.S. Securities and Exchange Commission has defined the most critical accounting policies as being the ones that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make its most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain.  The Company’s most critical accounting policies relate to:  revenue recognition, receivables and the allowance for doubtful accounts, valuation of inventory, impairment of goodwill, other intangible assets and property, plant and equipment, deferred software costs, accruals for incentive compensation, and income tax valuation allowances.  A summary of the Company’s significant accounting policies is contained in the Company’s Form 10-K for the period ended June 30, 2001.

Revenue Recognition

Customer sales are recognized when revenue is realized and earned.  The Company recognizes revenue when the risk and title passes to the customer, generally at the time of shipment.  Customer sales are recorded net of allowances for estimated returns, trade promotions and other discounts, which are recognized as a deduction to sales at the time of sale.

The Company routinely commits to one-time or on-going promotional programs with customers that require the Company to estimate and accrue the ultimate costs of each promotional program.  The Company tracks its commitments for promotional programs and, using experience gained over many years, records an accrual at the end of each period for the earned, but unpaid, costs related thereto.  Promotional costs are recorded as a reduction to net sales.  The Company has adequately provided for promotional costs at March 31, 2002.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Critical Accounting Policies

Receivables and the Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts based on historical experience and on-going reviews of its trade receivables.  Measurement of potential losses requires full credit review of existing customer relationships, consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the economic health of customers.  In addition to credit concerns, the Company also evaluates the adequacy of its allowances for customer deductions.  While actual losses will depend to a large degree on future economic conditions, management believes that it has adequately provided for doubtful accounts and customer deductions and does not anticipate a significant adverse development in the near term that could materially impact the Company’s financial results.

Valuation of Inventory

When necessary, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose.  The Company identifies any slow moving, obsolete or excess inventory to determine whether a valuation allowance is indicated.  The determination of whether inventory items are slow moving, obsolete or in excess of needs requires estimates about the future demand for the Company’s products.  The estimates as to future demand used in the valuation of inventory are subject to the ongoing success of its products.  In addition, the Company’s allowance for obsolescence may be impacted by the rationalization of the number of stock-keeping units.  If the demand for Company’s products does not meet the estimates, then it may make additional adjustments to its inventory valuations, which would have a negative impact on the Company’s gross profit and earnings.

Impairment of Goodwill, Other Intangible Assets and Property, Plant and Equipment

Carrying values of goodwill and other intangible assets are reviewed periodically for possible impairment in accordance with SFAS No. 142.  The Company’s impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to volume, revenue and expense growth rates, changes in working capital use, foreign exchange rates, devaluation, inflation and the selection of an appropriate discount rate.  Impairment occurs when the carrying value of the asset exceeds the discounted present value of future cash flows.  When impairment is implied, an impairment charge is recorded for the difference between the carrying value and the net present value of future cash flows, which represents the estimated fair value of the asset.

Property, plant and equipment and other long-lived tangible and intangible assets are reviewed periodically for possible impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed of”.  The Company’s impairment review is based on an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist.  The analysis requires management judgment with respect to changes in technology, the continued success of product lines, and volume, revenue and expense growth rates.  Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows and the impairment is viewed as other than temporary.  When impairment is implied, the future cash flows are then discounted to determine the estimated fair value of the asset and an impairment charge is recorded for the difference between the carrying value and the net present value of future cash flows.

The use of different assumptions would increase or decrease the estimated value of future cash flows and could increase or decrease any impairment charge taken.  The estimates and assumptions used are consistent with the business plans and estimates that the Company uses to manage its business operations and make acquisition and divestiture decisions.  If the Company’s products fail to achieve estimated volume and pricing targets, if market conditions unfavorably change or if other significant estimates are not realized, then the Company’s revenue and cost forecasts may not be achieved, and the Company may be required to recognize additional impairment charges.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Critical Accounting Policies

Deferred Software Costs

The Company capitalizes qualifying costs incurred in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest, and payroll and payroll-related costs for employees involved in developing internal-use software.  The Company follows the accounting guidance as specified in Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. In applying the guidelines outlined in SOP 98-1, the Company must use its judgment in determining whether the characteristics of certain software costs should be capitalized or expensed.  The determination of whether or not the costs are capitalized may have a significant impact on the Company’s financial statements in the period the development work is occurring.

Deferred software costs are amortized on a straight-line basis over three to seven years, and are subject to the Company’s expectation that the acquired or developed software will be completed and placed in service as anticipated.

Accruals for Incentive Compensation

The Company has incentive compensation programs, including contributions to the Employee Retirement Investment Plan (401(k)), that are based on targets that are measured by the “Clorox Value Measure” which is generally defined as “net operating earnings after taxes minus a charge for investment.”  Incentive compensation targets are affected by the amount of product that the Company sells, its profitability, and the amount of investment needed to generate those earnings.

The Company accrues quarterly for such costs as selling and administrative expense.  If the Company does not meet its incentive compensation targets, then the Company may need to reverse prior quarter accruals, which would have a favorable effect on the Company’s quarterly net earnings.  By fiscal year-end, actual incentive compensation amounts are reasonably certain.  At March 31, 2002, the Company believes that it has adequately accrued for incentive compensation costs and anticipates that incentive compensation targets are achievable for fiscal year 2002.

Income Tax Valuation Allowances

The Company maintains valuation allowances where it is likely that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.  In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During the quarter ended March 31, 2002, the Company determined that a valuation allowance was warranted with respect to potential tax benefits stemming from its Argentina impairment charge.  Accordingly, a valuation allowance was established.  The valuation allowance relates to the tax basis in un-amortizable goodwill and other intangible assets, the recovery of which is uncertain.  Other significant valuation allowances maintained by the Company relate to the ability to use net operating losses in certain foreign countries, including Brazil, Colombia and Canada.

PART I - FINANCIAL INFORMATION (Continued)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Except for exposures to international currency and economic fluctuations described above in Part I, Item 1, footnotes 2 and 9 and in various places in Item 2, including the sections Net Sales for the Quarter Ended March 31, 2002, Restructuring and Asset Impairment Costs, and Other Income (Expense) Net and Argentina Economic Crisis, there have been no material changes in the Company’s market risk during the nine months ended March 31, 2002.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

.

  S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  May 14, 2002                                               BY /s/    Daniel J. Heinrich

                                                                                          Daniel J. Heinrich

                                                                                          Vice-President – Controller