Form 10-K
period 2002-06-30
CLOROX CO /DE/
filed 2002-09-26
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the twelve months ended June 30, 2002

Commission file number: 1-07151

THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

1221 Broadway, Oakland, California 94612-1888
(Address of principal executive offices)    (Zip code)

(510) 271-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
COMMON STOCK—$1 PAR VALUE	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock as of July 31, 2002, was $6,077,490,780.

    Number of shares of Registrant's Common Stock, par value $1 per share ("Common Stock"), outstanding on July 31, 2002 was 223,085,794.

    Documents Incorporated by Reference:

    Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after June 30, 2002, are incorporated herein by reference in response to Part III, Items 10 through 13, inclusive.

PART I

ITEM l.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS.

The Company (the term "Company" as used herein includes the registrant identified on the facing sheet, The Clorox Company, and its subsidiaries, unless the context indicates otherwise) was originally founded in Oakland, California in 1913 as the Electro-Alkaline Company.  It was reincorporated as Clorox Chemical Corporation in 1922, as Clorox Chemical Co. in 1928, and as The Clorox Company (an Ohio corporation) in 1957, when the business was acquired by The Procter & Gamble Company.  The Company was fully divested by The Procter & Gamble Company in 1969 and, as an independent company, was reincorporated in 1973 in California as The Clorox Company.  In 1986, the Company was reincorporated in Delaware. In January 1999 the Company acquired First Brands Corporation.

For recent business developments, refer to the information set forth under the caption "Management's Discussion and Analysis," on pages A-2 through A-18 of Exhibit 99-1 hereto, incorporated herein by reference.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

In fiscal year 2002, the Company amended its segment definitions.  The Company has three business segments: Household Products—North America, Household Products—Latin America/Other and Specialty Products.  Financial information for each of the Company’s segments for the last three fiscal years, including net sales, earnings before income taxes, cumulative effect of change in accounting principle and identifiable assets is described in Note 18 – Industry Segment Information of the Notes to Consolidated Financial Statements, which appears in pages A-47, A-48 and A-49 of Exhibit 99-1hereto, incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

The Company's business operations, represented by the aggregate of its Household Products—North America, Household Products—Latin America/Other and Specialty Products segments, include the production and marketing of non-durable consumer products sold primarily through grocery and other retail stores.  For the most part, the factors necessary for an understanding of these three segments are essentially the same.

PRINCIPAL PRODUCTS.  The Household Products—North America segment includes the Company's household cleaning, bleach and other home care products, water filtration products, food storage and trash disposal categories marketed in the United States, and all products marketed in Canada.  The Household Products—Latin America/Other segment includes the Company’s operations outside the United States and Canada, exports and Puerto Rico, excluding European automotive care, and primarily focuses on the laundry, household cleaning, automotive care, insecticides (Brazil and Korea) and food storage and trash disposal categories.  Finally, the  Specialty Products segment includes the Company's charcoal, United States and European automotive care, cat litter, insecticides, dressings and sauces, and professional products categories.  Principal products, by segment, currently marketed in the United States and internationally are listed in Exhibit 13 hereto.  Each of the Company's segments accounted for more than 10 percent of the Company's consolidated revenues during the last threefiscal years, as shown in Note 18 – Industry Segment Information of the Notes to Consolidated Financial Statements, which appears on pages A-47, A-48 and A-49 of Exhibit 99-1 hereto, incorporated herein by reference.

PRINCIPAL MARKETS - METHODS OF DISTRIBUTION.  Most non-durable household consumer products are nationally advertised and sold within the United States to grocery stores through a network of brokers and sold to mass merchandisers, warehouse clubs, military and other retail stores primarily through a direct sales force.  Within the United States, the Company also sells  institutional versions of specialty food and non-food products.  Outside the United States, the Company sells consumer products through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.

SOURCES AND AVAILABILITY OF RAW MATERIALS.   The Company has obtained ample supplies of all required raw materials and packaging supplies, and, with few exceptions, they were available from a wide variety of sources during fiscal year 2002.  Polyethylene resin raw materials, which are particularly important for the Household Products-North America segment, were available from a sufficient number of sources during fiscal year 2002.  Contingency plans have been developed for any significant raw materials sourced from a single supplier.

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

SEASONALITY.  The Specialty Products segment is the only portion of the operations of the Company that has any significant degree of seasonality.  Most sales of the Company's charcoal briquets, insecticides, and automotive appearance product lines occur in the first six months of each calendar year.  Operating cash flow and short term borrowings are used to build inventories in the off-season and to extend terms to customers.

CUSTOMERS AND ORDER BACKLOG.  During fiscal years 2002, 2001 and 2000, revenues from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies were 23 percent, 20 percent and 19 percent, respectively, of the Company's consolidated net sales.  Except for this relationship, the Company is not dependent upon any other single customer or group of affiliated customers.  Order backlog is not a significant factor in the Company's business.

RENEGOTIATION.  None of the Company's operations is subject to renegotiation or termination at the election of the federal government.

COMPETITION.  The markets for consumer products are highly competitive.  Most of the Company's products compete with other nationally advertised brands within each category and with "private label" brands and "generic" non-branded products of grocery chains and wholesale cooperatives.  Competition is encountered from similar and alternative products, many of which are produced and marketed by major national concerns having financial resources greater than those of the Company.  Depending on the product, the Company's products compete on price, quality or other benefits to consumers.

A newly-introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion.  If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain its relative market position.

RESEARCH AND DEVELOPMENT.  The Company incurred expenses of approximately $67 million, $67 million and $63 million in fiscal years 2002, 2001 and 2000, respectively, on research activities relating to the development of new products or the maintenance and improvement of existing products.  None of this research activity was customer-sponsored.

ENVIRONMENTAL MATTERS.  Historically, the Company has not made material capital expenditures for environmental control facilities or to comply with environmental laws and regulations.  However, in general, the Company does anticipate spending increasing amounts annually for facility upgrades and for environmental programs.  The amount of capital expenditures for environmental compliance was not material in fiscal year 2002 and is not expected to be material in the next fiscal year.  See the discussions of Environmental Matters Create Potential Liability Risks in Item 1 below and Legal Proceedings in Item 3 below.

NUMBER OF PERSONS EMPLOYED.  At the end of fiscal year 2002, the Company employed approximately 9,500 people.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS.  Except for historical information, matters discussed in this Form 10-K, including the “Management's Discussion and Analysis” section and statements about future growth, are forward-looking statements based on management's estimates, assumptions and projections.  In addition, from time to time, the Company may make forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, research and development activities, plans for international expansion, acquisitions, and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These forward-looking statements are uncertain.  The risks and uncertainties that may affect operations, performance, product development, and results of the Company's business in a material way, some of which may be beyond the control of the Company, include those discussed elsewhere in this Form 10-K, marketplace conditions and events, and the following:

VOLUME GROWTH WILL BE DIFFICULT TO ACHIEVE.  Over 80 percent of the Company’s revenues come from mature markets that are subject to increased competition.  If the Company is unable to increase market share in existing product lines or develop or acquire and successfully launch new products, it will not achieve its growth objectives.

OPERATING RESULTS AND NET EARNINGS MAY NOT MEET EXPECTATIONS.  The Company cannot be sure that its operating results and net earnings will meet its expectations.  If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations.  The Company's operating results and net earnings may be influenced by a number of factors, including the following:

the introduction of new products and line extensions by the Company or its competitors;

the mix of products sold in a given quarter;

the Company's ability to control its internal costs and the cost of raw materials;

significant increases in energy costs;

the effectiveness of the Company’s advertising, marketing and promotional programs;

changes in product pricing policies by the Company or its competitors;

the ability of the Company to maintain and enhance profit margins in the face of a consolidating retail environment;

changes of accounting policies;

the ability of the Company to achieve business plans, including volume growth and pricing plans, despite high levels of competitive activity;

the ability to maintain key customer relationships;

the ability of major customers and other creditors to meet their obligations as they come due;

the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

the ability of the Company to attract and retain qualified personnel;

disruptions associated with staff reductions;

expenses for impairment and obsolescence of property, plant and equipment in excess of projections;

expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

significant increases in the costs of key raw materials including but not limited to resin, corrugated, chlorine and caustic (although the Company has tried to limit the impact of these through contractual terms and other means);

significant increases in interest rates; and

the impact of general economic conditions in the United States and in other countries in which the Company currently does business.

In addition, sales volume growth, whether due to acquisitions or to internal growth, can place burdens on the Company's management resources and financial controls that, in turn, can have a negative impact on operating results and net earnings.  To some extent, the Company sets its expense levels in anticipation of future revenues.  If actual revenue falls short of these expectations, operating results and net earnings are likely to be adversely affected.

OPERATIONS OUTSIDE THE UNITED STATES EXPOSE THE COMPANY TO UNCERTAIN CONDITIONS IN OVERSEAS MARKETS.  The Company’s sales outside the United States were 18 percent of net sales in fiscal year 2002.  The Company has been and will continue to be facing substantial risks associated with having foreign operations, including:

economic or political instability in its overseas markets; and

fluctuations in foreign currency exchange rates that may make the Company's products more expensive in its foreign markets or negatively impact its sales or earnings.

Largely as a result of these risks the Company took substantial impairment charges related to its international operations in fiscal year 2002 and may have to take additional charges in the future.  Refer to the information set forth under the captions “Household Products-Latin America/Other” and “South America Economic, Social and Political Conditions” in "Management's Discussion and Analysis," on pages A-6, A-11 and A-12 of Exhibit 99-1 hereto, incorporated herein by reference.  In addition, these risks could have a significant impact on the Company's ability to sell its products on a timely and competitive basis in foreign markets and may have a material adverse effect on the Company's results of operations or financial position.  The Company seeks to limit its foreign currency exchange risks using operational strategies (such as matching receipt and payment currencies).  It also uses derivative instruments to mitigate certain foreign exposures where such instruments are available at reasonable cost to the Company, but cannot be sure that this strategy will be successful.  In addition, the Company's operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, and potentially adverse tax consequences.  The Company’s small volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

IMPLEMENTATION OF ERP SYSTEM MAY NOT BE SUCCESSFUL.  The Company is in the process of implementing enterprise resource planning system software.  This software is designed to improve internal systems and support business processes, including order fulfillment.  If the Company fails to implement the software successfully, its order fulfillment process, and therefore its ability to take, ship, bill for and collect for orders, could be adversely impacted.  To minimize risk, the Company has dedicated substantial resources to this project and will implement the software in a staged fashion.  As a result, the Company will have to manage in a multiple system environment for a significant period of time.  Employing multiple systems increases the risk that system interfaces will fail, resulting in loss of data or inability to process transactions.  It is expected that the software will enable the Company to better understand and control customer payments and deductions, and, as a result, the Company is likely to be less tolerant of customer deviations from its policies, which might result in friction between the Company and certain customers.

INTEGRATION AND MANAGEMENT OF ACQUISITIONS MAY NOT BE SUCCESSFUL.  One of the Company's strategies is to increase its sales volumes, earnings and the markets it serves through acquisitions of, or joint ventures with, other businesses in the United States and internationally.  There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional companies or operations or that it will be able to successfully integrate  future acquisitions  into its operations or identify, negotiate and successfully manage joint venture opportunities.  In addition, there can be no assurance that companies or operations acquired or joint ventures created will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

DISPOSITION OF NON-STRATEGIC BUSINESSES MAY NOT BE SUCCESSFUL.  The Company engages in an ongoing review of its portfolio of businesses. If it decides that a business no longer supports the Company's strategic direction, the Company may attempt to sell that business. There can be no assurance that any such disposition will occur, that, if it occurs, it will be at a price sufficient to recover the book value of the business disposed of or that the proceeds will be sufficient to avoid reducing earnings.

FINANCIAL PERFORMANCE DEPENDS ON CONTINUOUS AND SUCCESSFUL NEW PRODUCT INTRODUCTIONS.  In most categories in which the Company competes, there are frequent introductions of new products and line extensions.  An important factor in the Company's future performance will be its ability to identify emerging consumer and technological trends and to maintain and improve the competitiveness of its products.  The Company cannot be sure that it will successfully achieve those goals.  Continued product development and marketing efforts have inherent risks, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance, and the cost of failed product introductions.

GOVERNMENT REGULATIONS COULD IMPOSE MATERIAL COSTS.  Generally, the manufacture, packaging, storage, distribution and labeling of the Company's products and the Company's business operations all must comply with extensive federal, state, and foreign laws and regulations.  For example, in the United States, many of the Company's products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission.  Most states have agencies that regulate in parallel to these federal agencies.  The failure to comply with applicable laws and regulations in these or other areas, including tax laws, could subject the Company to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on the Company.  Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results.  It is possible that the government will increase regulation of the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and that such regulation could negatively impact raw material supply or costs.

ENVIRONMENTAL MATTERS CREATE POTENTIAL LIABILITY RISKS.  The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances.  The Company handles hazardous chemicals in quantity at its plant sites.  A release of such chemicals due to accident or an intentional act could result in substantial liability for the Company to governmental authorities or to third parties.  The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations in the United States and internationally.  The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its presently and formerly owned and leased facilities.  In addition, some of the Company's present and former facilities have been or had been in operation for many years, and over that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous.  It is possible that those sites, as well as disposal sites owned by third parties to which the Company has sent waste, may in the future be identified and become the subject of remediation.  It is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on the Company's results of operations or financial condition.

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD IMPACT OUR COMPETITIVENESS.  The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property.  The Company cannot be sure that these intellectual property rights will be successfully asserted in the future or that they will not be invalidated, circumvented or challenged.  In addition, laws of some of the foreign countries in which the Company's products are or may be sold do not protect the Company's intellectual property rights to the same extent as the laws of the United States.  The failure of the Company to protect its proprietary information and any successful intellectual property challenges or infringement proceedings against the Company could make it less competitive and could have a material adverse effect on the Company's business, operating results and financial condition.  There is a risk that the Company will not be able to develop, locate and, where appropriate, license necessary technology to support new product introductions.  It is also possible that the Company will be deemed to have violated intellectual property rights granted to others.  For example, a competitor has asserted that elements of the Clorox ReadyMop® self-contained mopping system may infringe existing patents or patents that may issue from pending applications.

VOLATILITY IN THE INSURANCE MARKET MAY RESULT IN ADDITIONAL COSTS AND REDUCED COVERAGE.  The Company will seek to renew or replace various contracts for insurance coverage during the year.  Trends in the insurance industry suggest that such contracts may be much more expensive, less protective or even unavailable.  In such a case the Company may decide to self-insure more, thereby undertaking additional risks.

The foregoing list of important factors is not all-inclusive.  The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance and speak only as of their dates.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS.

The following table shows net sales and assets by geographic area for the last three fiscal years:

Net Sales By Geographic Area:

(Millions)	2002	2001	2000
Foreign	$ 712	$ 734	$ 767
United States	$3,349	$ 3,169	$ 3,222

Assets at June 30:

(Millions)

	2002	2001	2000
Foreign	$ 861	$ 1,134	$ 1,201
United States	$ 2,769	$ 2,861	$ 3,152

ITEM 2.  PROPERTIES

PRODUCTION FACILITIES.   The Company operates production and major warehouse facilities for its operations in 26 locations throughout the United States and in 29 locations internationally.  Most of the space is owned.  Warehousing space is leased from public service warehouses around the United States.  Domestically the Company also utilizes six domestic regional distribution centers for many of the Company's products, which are operated by service providers.  The Company closed its manufacturing facilities in Wrens, Ga. and Moose Jaw, Saskatchewan, Canada in fiscal year 2002.  As part of the Himolene sale in fiscal year 2002, the Company divested its Tupelo, Miss. manufacturing facility and assigned its leases at its Bell, Calif. and West Chicago manufacturing facilities.  The Himolene sale is discussed further on page A-8 of Exhibit 99-1 hereto.  The Company has announced plans to close its manufacturing facilities in Bedford Park, Ill. during fiscal year 2003.  The Company considers its manufacturing and warehousing facilities to be adequate to support its business.

OFFICES AND R&D FACILITIES.  The Company owns its general office building located in Oakland, Calif.  The Company also owns its Technical Center and Data Center located in Pleasanton, Calif.  The Company leases its research and development center and its engineering research facility for Glad® and GladWare® products, which are located in Willowbrook, Ill., and Kennesaw, Ga., respectively.  The Company owns a research and development facility at its plant in Aldo Bonzi, Argentina.  The Company also leases its research and development center for STP® products located in Brookfield, Conn. and for Armor All® products located in Walnut Creek, Calif.  Leased sales and other office facilities are located at a number of other locations.

ENCUMBRANCES.  None of the Company's owned facilities are encumbered to secure debt owed by the Company, except that the manufacturing facility in Belle, Mo. secures industrial revenue bond indebtedness incurred in relation to the construction and upgrade thereof.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations, the most significant of which relates to historical disposals of wood tars  by a predecessor of the Company’s Kingsford Products Company subsidiary during the 1950’s in and around the City of Kingsford, Mich.  Although no formal proceedings are pending, response actions at the Michigan site are being performed by the Company and the Ford Motor Company under the supervision of the Michigan Department of Environmental Quality.

The potential cost to the Company related to ongoing environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and clean-up costs; the complexity and evolving nature of laws and regulations and their interpretations; and the timing, varying costs and effectiveness of alternative clean-up technologies.  Based on its experience, the Company does not expect that such costs individually or in the aggregate will represent a material cost to the Company in excess of amounts already accrued or affect its competitive position.   As of June 30, 2002, $16.7 million was accrued for such probable future costs, without discounting for present value.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages as of July 31, 2002 and current positions of the executive officers of the Company are set forth below:

Name, Age (as of July 31, 2002) and

Year Elected to Current Position                                    Title and Current Position(s)

G. C. Sullivan             (62)            1992     Chairman of the Board and Chief Executive Officer

G. E. Johnston           (55)            1999     President and Chief Operating Officer

R. T. Conti                 (47)            1999     Group Vice President

L. S. Peiros                (47)            1999     Group Vice President

K. M. Rose                (53)            1997     Group Vice President – Chief Financial Officer

P. D. Bewley             (55)            1998     Senior Vice President – General Counsel and Secretary

F. A. Tataseo             (48)            1999     Senior Vice President – Sales

J. M. Brady               (48)            1993     Vice President – Human Resources

W. L. Delker             (48)            1999     Vice President – Research & Development

W. L. Every-Burns     (49)            2001     Vice President – General Manager, Asia Pacific

G. S. Frank                (42)            2001     Vice President – Treasurer

D. J. Heinrich            (46)            2001     Vice President – Controller

S. D. House               (41)            1999     Vice President – General Manager, Latin America

D. G. Matz                (40)            2002     Vice President – Marketing

M. J. Richenderfer     (41)            2002     Vice President – Supply Chain

G. C. Roeth               (41)            2002     Vice President – Growth and Strategy

G. R. Savage             (46)            2002     Vice President – General Manager, Laundry and

                                                               Home Care

D. G. Simpson            (48)            2002     Vice President – Corporate Planning

M. B. Springer           (37)            2002     Vice President – General Manager, Glad Products(1)

K. R. Tandowsky       (44)            1998     Vice President – Chief Information Officer

S. A. Weiss               (45)            2000     Vice President – General Manager, Brita and Canada

There is no family relationship between any of the above named persons, or between any of such persons and any of the directors of the Company or any persons nominated for election as a director of the Company.  See Item 10 of Part III of this Form 10-K.

G. C. Sullivan and J. M. Brady have been employed by the Company for at least the past five years in the same respective positions as listed above.  The other executive officers have held the respective positions described below for at least the past five years:

G. E. Johnston joined the Company in July 1981 as regional sales manager - special markets.  Prior to his election as president and chief operating officer effective January 1999, he was group vice president from July 1996 through January 1999, vice president - Kingsford Products from November 1993 through June 1996, and vice president - corporate development from June 1992 through November, 1993.

R. T. Conti joined the Company in 1981 as associate region sales manager - household products.  Prior to his election as group vice president effective September 1999, he was vice president - general manager of Kingsford Products from July 1996 through August 1999, and vice president - international from June 1992 through June 1996.

L. S. Peiros joined the Company in 1982 as a brand assistant.  He was elected group vice president effective January 1999.  Prior to that, he served as vice president - household products from June 1998 through January 1999, vice president - food products from July 1995 through June 1998, and vice president - corporate marketing services from September 1993 until July 1995.

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

F. A. Tataseo joined the Company in October 1994 as vice president - sales and was elected as senior vice president - sales effective September 1999.

W. L. Delker joined the Company as vice president - research and development in August 1999.  Prior to that, he was general manager of Six Sigma Quality for GE Silicones, a division of GE Plastic, from February 1998 through July 1999, and general manager of technology for GE Silicones from January 1994 through January 1998.

W. L. Every-Burns joined the Company in 1999 as part of the First Brands merger. Prior to his election as vice president - general manager, Asia-Pacific division effective August, 2001, he was vice president - general manager, Australia, New Zealand, Africa and Greater China from November 2000 through July 2001; vice president - general manager, Australia, New Zealand and Africa from September 1999 through October 2000; and general manager of the Glad products companies in Australia and New Zealand, from July 1995 through September 1999.

G. S. Frank joined the Company in 1982 as a staff accountant.  Prior to his election as vice president - treasurer effective March 2001, he was vice president -controller from October 1999 through February 2001, general manager - Korea from September 1998 through September 1999, director of finance - Kingsford Products from 1997 through August 1998, director of finance - Armor All products from 1996 to 1997, director of finance - food products from 1995 to 1996, and director of corporate financial planning from 1994 to 1995.

D. J. Heinrich joined the Company in March 2001 as vice president - controller.  From October 1996 through February 2001, he was employed by Transamerica Corporation, most recently as senior vice president - treasurer, Transamerica Finance Corporation.  Prior to that, he was employed by Granite Management Corporation, an indirect subsidiary of Ford Motor Company, as senior vice president - treasurer and controller.

S. D. House joined the Company in 1983 as a staff accountant.  Prior to his election as vice president - general manager, Latin America effective July 1999, he was vice president - treasurer from December 1997 through June 1999, and prior to that he had served as a director of finance for the international business and also had held various positions in auditing, financial analysis and forecasting.

D. G. Matz joined the Company in 1986 as a brand assistant in the Company's household products marketing organization.  Prior to his election as vice president – marketing effective August 2002, he was vice president - general manager, home care from September 1999 (and his title was changed to vice president – general manager, laundry and home care effective July 2001) through July 2002.  Prior to that, he was category general manager - home care from February 1999 through August 1999, director of marketing - home care from December 1997 through January 1999, director of marketing - food products and auto care from August 1995 through November 1997, and group marketing manager - laundry care additives from January 1994 through July 1995.

M. J. Richenderfer joined the Company in May, 2002 as vice president – supply chain.  Prior to this, from June 1993 through April 2002, he was employed by Nestle S.A., most recently as vice president- supply chain in Vevey, Switzerland (Nestle Global Headquarters).  He held various other positions at Nestle including vice president- finance & IS for the pet care division and vice president and assistant general manager- Nestle Distribution Company.  Prior to that, he was employed by Kraft General Foods where he held various positions in operations, finance, supply chain and sales.

G. C. Roeth joined the company in 1987 as a brand assistant in the marketing organization.  Prior to his election as vice president – growth and strategy effective August 2002, he was vice president - marketing from April 2000 through July 2002, vice president – brand marketing from October 1999 through March 2000; marketing director – Brita from February 1998 through September 1999, group marketing manager for Brita from October 1996 through January 1998, and for home cleaning from January 1994 through September 1996.

G. R. Savage joined the Company in 1983 as an associate marketing manager.  Prior to his election as vice president – general manager, laundry and home care effective as of August 2002, he was vice president - general manager, Glad products from January 1999 through July 2002.  Prior to that, he served as vice president - food products from December 1997 through January 1999, and director of marketing for the household products business from 1993 to November 1997.

D. G. Simpson joined the Company in 1979 in the brand management function.  Prior to his election as vice president – corporate planning effective August 2002, he was vice president - strategy and planning from December 1997 through July 2002.  Prior to that, he had served as head of corporate strategic planning.

M. B. Springer was elected vice president - general manager, Glad Products, effective October 2002. She joined the Company in 1990 as an associate marketing manager in household products, and subsequently held marketing positions of increasing responsibility with the company's litter and home care businesses.  In October 1999, Ms. Springer was appointed vice-president marketing, Glad Products where she served until her present appointment except that she worked in the Company’s “cutting costs everywhere” program during a portion of fiscal year 2002.

K. R. Tandowsky joined the Company in 1981 as a staff accountant.  He was elected vice president - information services effective February 1998.  Prior to that, he had served as director of finance for the Kingsford Products business from 1994 and director of corporate finance, Treasury from 1992.

S. A. Weiss joined the Company in 1994 as an area general manager for the Pacific-rim business.  He was elected vice president – general manager, Brita and Canada in March 2000.  Prior to that, he was vice president - general manager, food & professional products from February 1999 to March 2000, vice president - Asia-Middle East from June 1998 through January 1999 and he held the position of area general manager Asia-Middle East from 1994 until his election as an officer.

  (1)  Ms. Springer was elected vice president effective Oct. 1, 2002

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION.

The principal markets for the Company's common stock are the New York Stock Exchange and the Pacific Exchange.  The high and low sales prices quoted for New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appears in Note 21 -Quarterly Data (Unaudited) of the Notes to Consolidated Financial Statements, which appears on pages A-50 and A-51 of Exhibit 99-1 hereto, incorporated herein by reference.

(b)  HOLDERS.

The approximate number of record holders of the Company's common stock as of July 31, 2002 was 15,023 based on information provided by the Company's transfer agent.

(c)  DIVIDENDS.

The amount of quarterly dividends paid with respect to the Company's common stock during the past two fiscal years appears in Note 21 - Quarterly Data (Unaudited) of the Notes to Consolidated Financial Statements, which appears on pages A-50 and A-51 of Exhibit 99-1 hereto, incorporated herein by reference.

(d) EQUITY COMPENSATION PLAN INFORMATION.

The following table sets out the number of Company securities to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of outstanding options, warrants and rights, and the number of securities available for future issuance under equity compensation plans.  Additional information concerning the Company’s equity compensation plans appears in Note 13 – Stock Compensation Plans of the Notes to Consolidated Financial Statements, which appears on pages A-40 and A-41 of Exhibit 99-1 hereto, incorporated herein by reference.

	[a]	[b]	[c]

Plan category

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under non-qualified stock-based compensation programs (excluding securities reflected in column (a)) (in thousands)

Equity compensation plans
approved by security holders	16,334	$ 31	12,757

Equity compensation plans
not approved by security holders	none

ITEM 6.  SELECTED FINANCIAL DATA

This information appears under "Five-Year Financial Summary," on page A-53 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This information appears under "Management's Discussion and Analysis," on pages A-2 through

A-18 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under "Market-Sensitive Derivatives and Financial Instruments" in the "Management's Discussion and Analysis," on pages A-12 and A-13 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages A-19 through A-53 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

Information concerning the only entity or person known to the Company to be the beneficial owner of more than 5 percent of its common stock appears under "Beneficial Ownership of Voting Securities" of the Proxy Statement, incorporated herein by reference.

(b)  SECURITY OWNERSHIP OF MANAGEMENT.

Information concerning the beneficial ownership of the Company's common stock by each nominee for election as a director and by all directors and executive officers as a group appears under "Beneficial Ownership of Voting Securities" of the Proxy Statement, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with directors, nominees for election as directors, management and the beneficial owner of more than 5 percent of the Company's common stock appears under "Certain Relationships and Transactions" of the Proxy Statement, incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Company have evaluated the effectiveness of the Company’s internal controls within 90 days of the filing of this report and have concluded that such controls are effective.  Subsequent to the date of such evaluation, there have not been any significant changes in internal controls or in other factors that could significantly affect internal controls, nor have there been any corrective actions with regard to significant deficiencies and material weaknesses.  Refer to the certifications by the chairman of the board and chief executive officer and the group vice president - chief financial officer under “Certifications” below.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

Consolidated Financial Statements and Independent Auditors' Report included in Exhibit 99-1 hereto, incorporated herein by reference:

Consolidated Statements of Earnings for the years ended June 30, 2002, 2001 and 2000

Consolidated Balance Sheets as of June 30, 2002 and 2001

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001 and 2000

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

(3)  See the Index to Exhibits that is included herein.  The following are management contracts and compensatory plans or arrangements:

Long-Term Compensation Program dated October 21, 1987, amended November 17,

1993, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 17, 1993 (attached hereto as Exhibit 10(i))

1993 Directors' Stock Option Plan dated November 17, 1993, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 17, 1993 (attached hereto as Exhibit 10(vii))

Supplemental Executive Retirement Plan Restated (July 17, 1991, amended May 18, 1994, January 17, 1996 and January 19, 2000),  (filed as Exhibit 10(viii) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, incorporated herein by reference)

Officer Employment Agreement (form) (attached hereto as Exhibit 10(viii))

Officer Change of Control Employment Agreement (form) (attached hereto as Exhibit 10(ix))

Non-Qualified Deferred Compensation Plan (attached hereto as Exhibit 10(x))

The Clorox Company 1995 Performance Unit Plan (attached hereto as Exhibit 10(xi))

The Clorox Company 1996 Stock Incentive Plan, amended and restated as of July 19, 2001, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 28, 2001  (filed as Exhibit 10(xii) to the Annual Report on Form 10-K for the year ended June 30, 2001, incorporated herein by this reference)

The Clorox Company 1996 Executive Incentive Compensation Plan, amended and restated as of July 1, 2001, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 28, 2001 (filed as Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 2001, incorporated herein by this reference)

The Clorox Company Independent Directors' Stock-Based Compensation Plan (attached hereto as Exhibit 10(xiv))

The Clorox Company Management Incentive Compensation Plan (filed as Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended June 30, 2001), incorporated herein by this reference

Agreement between The Clorox Company and G. Craig Sullivan, dated effective as of November 1, 2001 (filed as Exhibit 10(xvii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

The Clorox Company 1996 Stock Incentive Plan Non-Qualified Stock Option Award Agreement, Notice of Stock Option Grant, issued to G. Craig Sullivan effective as of November 1, 2001 (filed as Exhibit 10(xviii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

The Clorox Company 1996 Stock Incentive Plan Restricted Stock Award Agreement, entered into by The Clorox Company and G. Craig Sullivan, dated effective as of November 1, 2001 (filed at Exhibit 10(xix) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

(b)  Current Reports on Form 8-K during the fourth quarter of fiscal year 2002:

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

(10)      Material contracts:

         (i)         Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 17, 1993 (attached hereto as Exhibit 10(i))

         (ii)        Agreement between Henkel KGaA and the Company dated June l8, l981 (attached hereto as Exhibit 10(ii))

         (iii)      Agreement between Henkel GmbH (now Henkel KGaA) and the Company dated July 3l, l974 (attached hereto as Exhibit 10(iii))

         (iv)       Agreement between Henkel KGaA and the Company dated July 16, 1986 (attached hereto as Exhibit 10(iv))

         (v)        Agreement between Henkel KGaA and the Company dated March 18, 1987 (attached hereto as Exhibit 10(v))

         (vi)       Supplemental Executive Retirement Plan Restated (July 17, 1991, amended May 18, 1994, January 17, 1996 and January 19, 2000), (filed as Exhibit 10(viii) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, incorporated herein by reference)

         (vii)      1993 Directors' Stock Option Plan dated November 17, 1993, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 17, 1993 (attached hereto as Exhibit 10(vii))

         (viii)      Officer Employment Agreement (form) (attached hereto as Exhibit 10(viii))

         (ix)       Officer Change of Control Employment Agreement (form) (attached hereto as Exhibit 10(ix))

         (x)        Non-Qualified Deferred Compensation Plan (attached hereto as Exhibit 10(x))

         (xi)       The Clorox Company 1995 Performance Unit Plan (attached hereto as Exhibit 10(xi))

        (xii)      The Clorox Company 1996 Stock Incentive Plan, amended and restated as of July 19, 2001, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 28, 2001 (filed as Exhibit 10(xii) to the Annual Report on Form 10-K for the year ended June 30, 2001, incorporated herein by reference)

         (xiii)      The Clorox Company 1996 Executive Incentive Compensation Plan, amended and restated as of July 1, 2001, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 28, 2001 (filed as Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 2001, incorporated herein by reference)

         (xiv)     The Clorox Company Independent Directors' Stock-Based Compensation Plan, (attached hereto as Exhibit 10(xiv))

        (xv)       Agreement between Henkel KGaA and the Company dated November 2, 1999 (filed as Exhibit 10 (xix) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference)

       (xvi)       The Clorox Company Management Incentive Compensation Plan (filed as Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended June 30, 2001, incorporated herein by reference)

      (xvii)         Agreement between The Clorox Company and G. Craig Sullivan, dated effective as of November 1, 2001 (filed as Exhibit 10(xvii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

      (xviii)    The Clorox Company 1996 Stock Incentive Plan Non-Qualified Stock Option Award Agreement, Notice of Stock Option Grant, issued to G. Craig Sullivan effective as of November 1, 2001 (filed as Exhibit 10(xviii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

        (xix)     The Clorox Company 1996 Stock Incentive Plan Restricted Stock Award Agreement, entered into by The Clorox Company and G. Craig Sullivan, dated effective as of November 1, 2001 (filed at Exhibit 10(xix) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

(13)   Excerpts of 2002 Annual Report to Stockholders

(21)   Subsidiaries of the Company

(23-1)  Deloitte & Touche LLP Independent Auditors' Consent

(24)   Power of Attorney (see pages 18 and 19)

(99-1)  Management's Discussion and Analysis and Financial Statements

(99-2)    Certification by the chairman of the board and chief executive officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99-3)  Certification by the group vice president-chief financial officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY
Date: September 18, 2002	By: /s/G.C. Sullivan G. C. Sullivan, Chairman of the Board and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/G. C. Sullivan G. C. Sullivan	Chairman of the Board & Director (Chief Executive Officer)	September 18, 2002
/s/ D. Boggan D. Boggan, Jr.	Director	September 18, 2002
/s/T. M. Friedman T. M. Friedman	Director	September 18, 2002
/s/ C. Henkel C. Henkel	Director	September 18, 2002
/s/ W.R. Johnson W. R. Johnson	Director	September 18, 2002
/s/R. W. Matschullat R. W. Matschullat	Director	September 18, 2002
/s/G. G. Michael G. G. Michael	Director	September 18, 2002
/s/D. O. Morton D O. Morton	Director	September 18, 2002

_____________ K. Morwind	Director	September 18, 2002
/s/J. L. Murley J. L. Murley	Director	September 18, 2002
/s/L. R. Scott L. R. Scott	Director	September 18, 2002
/s/M. E. Shannon M. E. Shannon	Director	September 18, 2002
/s/ C. A. Wolfe C. A. Wolfe	Director	September 18, 2002
/s/K. M. Rose K. M. Rose	Group Vice President - Chief Financial Officer (Principal Financial Officer)	September 18, 2002
/s/D. J. Heinrich D. J. Heinrich	Vice President-Controller (Principal Accounting Officer)	September 18, 2002

CERTIFICATIONS

Certification by the Chairman of the Board and Chief Executive Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, G. Craig Sullivan, Chairman of the Board and Chief Executive Officerof The Clorox Company (the “Company”), hereby certify as of the date hereof that:

(1) I have reviewed this annual report on Form 10-K of the Company;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report;

(4) The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6)  The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of September, 2002

/s/ G. Craig Sullivan

G. Craig Sullivan

Chairman of the Board and Chief Executive Officer

Certification by the Group Vice President - Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Karen Rose, Group Vice President - Chief Financial Officerof The Clorox Company (the “Company”), hereby certify as of the date hereof that:

(1) I have reviewed this annual report on Form 10-K of the Company;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this annual report;

(4) The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the Company including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)  The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)  The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of September, 2002

/s/ Karen Rose____________

Karen Rose

Group Vice President - Chief Financial Officer

The certifications by the chairman of the board and chief executive officer and the group vice president-chief financial officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibits 99-2 and 99-3 respectively.