Form 10-Q
period 2002-09-30
CLOROX CO /DE/
filed 2002-11-13
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

Commission File Number   1-07151

THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-0595760 (I.R.S. Employer Identification No.)
1221 Broadway Oakland, California (Address of principal executive offices)	94612-1888 (Zip code)

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

           Yes        X                                         No

As of September 30, 2002 there were 220,021,611 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Earnings
		Three Months Ended September 30, 2002 and 2001	3

		Condensed Consolidated Balance Sheets
		September 30, 2002 and June 30, 2002	4

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended September 30, 2002 and 2001	5

		Notes to Condensed Consolidated Financial Statements	6 - 13

	Item 2.	Management's Discussion and Analysis of Results of	14 - 16
		Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosure About Market Risks	16

	Item 4.	Controls and Procedures	16

PART II.	Item 6.	Exhibits and Reports on Form 8-K	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended

	9/30/02	9/30/01

Net sales	$1,047	$984
Cost of products sold	544	560

Gross profit	503	424

Selling and administrative expenses	116	131
Advertising costs	111	99
Research and development costs	15	16
Restructuring and asset impairment costs	3	12
Interest expense	8	12
Other expense (income), net	6	(2)

Earnings before income taxes and discontinued operations	244	156
Income taxes	86	45

Earnings from continuing operations	158	111
Losses from discontinued operations, net of tax of $6 and $0, respectively	(13)	(32)

Net earnings	$145	$ 79

Earnings (losses) per common share
Basic
Continuing operations	$0.71	$0.47
Discontinued operations	(0.06)	(0.13)

Basic net earnings per common share	$0.65	$0.34

Diluted
Continuing operations	$0.71	$0.46
Discontinued operations	(0.06)	(0.13)

Diluted net earnings per common share	$0.65	$0.33

Weighted Average Common Shares Outstanding (in thousands)
Basic	221,883	234,980
Diluted	224,051	238,096

See Notes to Condensed Consolidated Financial Statements.

  PART I - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	9/30/02	6/30/02

Assets
Current assets
Cash and cash equivalents	$143	$177
Receivables, net	370	481
Inventories	249	252
Other current assets	76	83
Assets held for sale	32	51

Total current assets	870	1,044

Property, plant and equipment, net	989	984

Goodwill, net	720	728

Trademarks and other intangible assets, net	566	573

Other assets, net	329	314

Total assets	$3,474	$3,643

Liabilities and Stockholders' Equity
Current Liabilities
Notes and loans payable	$316	$330
Current maturities of long-term debt	195	2
Accounts payable	279	330
Accrued liabilities	450	510
Income taxes payable	58	54

Total current liabilities	1,298	1,226

Long-term debt	501	678

Other liabilities	232	231

Deferred income taxes	141	142

Stockholders' equity
Common stock	250	250
Additional paid-in capital	228	222
Retained earnings	2,365	2,270
Treasury shares, at cost	(1,207)	(1,070)
Accumulated other comprehensive net losses	(325)	(296)
Unearned compensation	(9)	(10)

Stockholders' equity	1,302	1,366

Total liabilities and stockholders' equity	$3,474	$3,643

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended

	9/30/02	9/30/01

Operations:
Earnings from continuing operations	$158	$111
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	43	49
Other	15	7
Cash effects of changes in:
Receivables, net	104	64
Inventories	-	(16)
Other current assets	2	2
Accounts payable and accrued liabilities	(133)	(35)
Income taxes payable	27	42

Net cash provided by continuing operations	216	224
Net cash used for discontinued operations	(8)	(7)

Net cash provided by operations	208	217

Investing Activities:
Capital expenditures	(40)	(33)
Other	(15)	(11)

Net cash used for investing	(55)	(44)

Financing Activities:
(Repayments) borrowings of notes and loans payable, net	(8)	174
Long-term debt borrowings	4	3
Long-term debt repayments	(1)	(203)
Cash dividends paid	(49)	(50)
Treasury stock purchased and related premiums	(138)	(159)
Issuance of common stock for employee stock plans, and other	7	-

Net cash used for financing	(185)	(235)

Effect of exchange rate changes on cash and cash equivalents	(2)	-

Net decrease in cash and cash equivalents	(34)	(62)
Cash and cash equivalents:
Beginning of period	177	251

End of period	$143	$189

Supplemental Cash Flow Information:
Cash paid for:
Interest, net of amounts capitalized	$16	$26
Income taxes	56	9

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Interim Financial Statements

Basis of Presentation

      The condensed consolidated financial statements for the three months ended September 30, 2002 and 2001 have not been audited but, in the opinion of management, include all adjustments (i.e., normal recurring accruals), necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries, (the "Company”).  However such financial statements may not necessarily be indicative of annual results.  The Company expenses advertising costs as incurred.

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002 for a complete set of financial notes including the Company’s significant accounting policies.

Reclassifications

Certain reclassifications were made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation, including the reclassification as discontinued operations of the Company’s Brazilian business (see Note 2) and the reclassification of deferred software development costs from other assets to property, plant and equipment (approximately $102 and $89 at September 30, 2002 and June 30, 2002, respectively).

Assets for the Brazil business and other pending asset dispositions of $32 and $51 for September 30, 2002 and June 30, 2002, respectively, have been reclassified to ‘assets held for sale’.  The Brazil business has been classified as a discontinued operation.  Amounts have been reclassified for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from estimates and assumptions made.

During the first quarter of fiscal year 2003, estimated coupon redemption rates were revised resulting in a $9.6 decrease in coupon expense, which is reported as a reduction of customer sales.  Actual first quarter redemption information reported was below estimates, which led to a revision in redemption estimates.

New Accounting Standards

As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets".   SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets.  The adoption of this standard did not have an effect on the Company’s financial statements.  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying value or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Discontinued Operations

Due to deteriorating economic and market conditions in Brazil, the Company has decided to sell its business in Brazil (an operation included in the Household Products – Latin America/Other segment) and recorded an estimated pre-tax asset impairment charge of $19 ($13 after-tax) for the quarter ended September 30, 2002.  Losses from discontinued operations of $32, for the quarter ended September 30, 2001, included $28 (pre-tax) of goodwill impairment charges and $4 for operating losses associated with the Brazilian business.  The Company is expecting to receive final bids from potential buyers during the second fiscal quarter and anticipates disposing of the business this fiscal year.

Losses from discontinued operations are classified separately in the condensed consolidated statements of earnings and include:

	9/30/02	9/30/01

Net sales	$7	$8

Losses from operations before income taxes	$(19)	$(32)
Income tax benefits	6	-

Net losses from discontinued operations	($13)	($32)

Assets held for sale, including the discontinued Brazilian operation, are as follows:

	9/30/02	6/30/02

Brazil current assets	$19	$34
Other assets including former manufacturing
facilities held for sale	13	17

Assets held for sale	$32	$51

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Financial Instruments

At September 30, 2002 and June 30, 2002, the Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	9/30/02	6/30/02

Current assets:
Commodity purchase contracts	$1	$1
Foreign exchange contracts	-	2

Other assets:
Interest rate swaps	30	15

Current liabilities:
Foreign exchange	(1)	(3)
Interest rate swaps	8	-

Long-term debt:
Interest rate swaps	(30)	(6)
Foreign exchange contracts	-	(1)

Other long-term obligations:
Commodity purchase contracts	-	(9)

The Company utilizes derivative instruments, principally interest rate swaps, forward purchase contracts and options to enhance its ability to manage risk, including interest rates, foreign currency fluctuations, and commodity price changes, which exist as part of its ongoing business operations.  These contracts hedge transactions and balances for periods consistent with the related exposures and do not constitute investments independent of these exposures.  The Company is not a party to any leveraged contracts.

      Most interest rate swaps, commodity purchase and foreign exchange contracts are designated as fair-value or cash-flow hedges of fixed and variable interest rate debt obligations, and foreign currency denominated debt instruments.  The estimated fair values of these instruments are calculated based on quoted market prices, traded exchange market prices or broker quotes and represent the estimated amounts that the Company would pay or receive to terminate the contracts.  The estimated fair values of the Company’s interest rate swaps are based on broker quotations, which utilize forward interest rate curves.  Changes in the interest rate curves from June 30, 2002 to September 30, 2002 reflect declining interest rate market expectations and resulted in an increase in the valuation of interest rate swaps at September 30, 2002 as compared to June 30, 2002.  At September 30, 2002 and June 30, 2002, the Company also had certain derivative contracts with no hedging designations, including a forward purchase contract for the purchase of resin that does not qualify for hedge accounting treatment.  These contracts are accounted for by adjusting the carrying amount of the contracts to market value, and recognizing any gain or loss in other income or expense.  For the three months ended September 30, 2002 and 2001, the Company recognized a gain of $4 and a loss of $1, respectively, for its option contracts.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

The estimated notional and fair value amounts of the Company’s derivative instruments are summarized below:

	9/30/02		6/30/02

	Notional	Fair Value	Notional	Fair Value

Derivative instruments
Debt-related contracts	$400	$8	$400	$8
Foreign exchange contracts	383	(1)	393	(1)
Commodity contracts	79	1	90	1
Commodity option contracts	6	-	35	(9)

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings who are expected to fully perform under the terms of the agreements.

Inventories

      Inventories at September 30, 2002 and June 30, 2002 consisted of:

	9/30/02	6/30/02

Finished goods and work in process	$178	$177
Raw materials and packaging	77	86
LIFO allowances	(6)	(11)

Total	$249	$252

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

	Weighted Average Number
	of Shares Outstanding

	Three Months Ended

	9/30/2002	9/30/2001

Basic	221,883	234,980
Stock options	2,093	1,774
Share repurchase contracts	-	1,218
Other	75	124

Diluted	224,051	238,096

Stock options to purchase 1,545,000 and 2,955,000 shares were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

Comprehensive Income

      Comprehensive income for the Company includes net earnings, foreign currency translation adjustments, net of tax, and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of total stockholders' equity.  Comprehensive income (loss) for the three month periods ended September 30, 2002 and 2001 is as follows:

	Three Months Ended

	9/30/02	9/30/01

Net Earnings	$145	$79
Other comprehensive income (loss)
Foreign currency translation adjustments	(27)	(1)
Net derivative (loss) gain	(3)	2

Total comprehensive income	$115	$80

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Goodwill, Trademarks and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended September 30, 2002, by operating segment, are as follows:

	Household Products
				Corporate
	North	Latin America/	Specialty	Interest
	America	Other	Products	and Other	Total

Balance as of June 30, 2002	$119	$170	$370	$69	$728
Divestitures	-	-	(1)	-	(1)
Translation adjustments	(2)	(5)	-	-	(7)

Balance as of September 30, 2002	$117	$165	$369	$69	$720

Changes in trademarks and other intangible assets at September 30, 2002 are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $126.  Estimated amortization expense for each of the fiscal years 2004, 2005, 2006, 2007 and 2008 is $8, $5, $3, $3 and $3, respectively.

	Net balance	Translation		Net balance
	6/30/2002	adjustment	Amortization	9/30/2002

Trademarks and other intangible assets
subject to amortization
Patents	$8	$ -	$(1)	$7
Technology	13	-	(1)	12
Other	33	(1)	(1)	31

Sub-total	54	(1)	(3)	50

Trademarks not subject to amortization	519	(3)	-	516

Total	$573	$(4)	$(3)	$566

In accordance with Statement of Financial Accounting Standards No.142, annual valuation updates have been performed for the Company’s reporting units that were previously evaluated in the first quarter ended September 30, 2001.  All domestic and foreign reporting units reviewed for possible impairment were determined to have ‘fair values’ in excess of net carrying amounts.  The Company’s Argentina, Venezuelan, and Colombian reporting units will be reviewed in the second and third fiscal quarters. The Company will perform a full review of all reporting units in the third quarter to place all reporting units on the same third fiscal quarter review schedule.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.   Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Stock Compensation Plans

At September 30, 2002, the Company has various stock options that provide for the granting of stock options to officers, key employees and directors.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123.

If compensation expense for the Company’s various stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, then the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows for the three months ended:

	9/30/02	9/30/01

Net earnings:
As reported	$145	$79
Pro forma	140	74

Earnings per share
Basic
As reported	$0.65	$0.34
Pro forma	0.63	0.32

Diluted
As reported	$0.65	$0.33
Pro forma	0.63	0.31

Contingent Liabilities

The Company has incentive performance plans based upon the Company’s performance in comparison to Fortune 500 and peer group indices.  If maximum performance levels are achieved as of June 30, 2003, 343,800 shares are issuable.  Based upon the September 30, 2002 market price, $14 of compensation expense would be recorded if the target is met.

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

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

The table below represents operating segment information.

			Earnings Before Income Taxes
	Net Sales		And Discontinued Operations

	Three Months Ended		Three Months Ended

	9/30/02	9/30/01	9/30/02	9/30/01

Household Products
North America	$ 628	$564	$206	$141
Latin America/Other	113	130	16	21
Specialty Products	306	290	114	97
Corporate, Interest and Other	-	-	(92)	(103)

Total Company	$1,047	$984	$244	$156

The Company’s Brazilian business, reflected as a discontinued operation and not included in the above, had net sales and losses before tax, exclusive of asset impairment charges, of $7 and nil, respectively, for the three months ended September 30, 2002 and $8 and $4, respectively, for the three months ended September 30, 2001.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 25% and 23% of consolidated net sales for the three months ended September 30, 2002 and 2001, respectively.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Comparison of the Three Months Ended September 30, 2002

With the Three Months Ended September 30, 2001

Diluted earnings per share increased 97% to 65 cents for the quarter ended September 30, 2002 versus the year ago period primarily due to an improvement in gross profit, lower selling and administrative costs, and lower asset impairment costs.  Margin and cost improvements resulted primarily from cost savings and restructuring activities, favorable product mix and lower coupon expenses.

Net salesincreased 6% to $1,047 million due to a volume increase of 3% and lower coupon expenses, partially offset by foreign currency weaknesses in South America.  Excluding the impacts from the Maxforce and Himolene businesses divested in fiscal year 2002, net sales and volume grew by 8% and 5%, respectively.

The Household Products – North America segment reported net sales and volume gains of 11% and 7%, respectively.  Excluding the impacts from the divested Himolene business, net sales and volume grew by 14% and 9%, respectively.  Laundry and Home Care’s volume gains of 13% were primarily driven by the prior and current year introductions of Clorox ReadyMop self-contained mopping system, Clorox Oxygen Action multipurpose stain remover, and Pine-Sol Orange Energy cleaner, and higher shipments of Clorox disinfecting wipes due to higher levels of marketing support.  Brita’s volume gains of 11% resulted from shipments of new pour-through pitchers with electronic filter change indicators, improved merchandising execution, and increased distribution to club channels.  The Glad bags and wraps business saw a slight volume decrease of 1%, which was due to lower shipments of Gladlock products due to continuing competitive pressure.  Improvement in the segment is partially attributable to a reduction of $9.6 million in coupon redemption estimates.

The Household Products – Latin America/Other segment’s net sales continue to be impacted by poor economic conditions, currency devaluations, and political turmoil in South America.  The segment’s net sales and volume decreased 13% and 7%, respectively.  Partially offsetting volume declines in South America was an increase in Korea’s insecticides volume due to a weather-extended peak season.

The Specialty Products segment’s net sales and volumes increased by 6% and 2%, respectively.  Excluding the impact from the divested Maxforce business, net sales and volume grew by 7% and 4%, respectively.  The difference between net sales growth and volume growth is primarily attributable to lower trade promotion spending.  Both the food products and seasonal businesses led the segment’s volume growth with increases of 15% and 14%, respectively, while cat litter’s volume decreased 3% and auto care’s volume remained flat.  The growth in food products’ and seasonal’s volumes reflect higher shipments of Hidden Valley dressings, K C Masterpiece marinades, and Kingsford charcoal.  Lower trade promotion spending unfavorably impacted cat litter’s volume.

Cost of products soldas a percentage of net sales decreased to 52% in fiscal year 2003 from 57% in fiscal year 2002.  Cost savings generated from ongoing procurement, manufacturing, and logistics initiatives, restructuring activities and lower resin and chlor-alkali prices contributed to the improvement in cost of products sold.

Selling and administrative expensesdecreased 12% to $116 million principally due to savings generated from prior year restructuring activities, including the elimination of positions both domestically and internationally.

Advertising costsas a percentage of sales was 10.6% for the quarter ended September 30, 2002 versus 10.1% for the year ago quarter.  The increase reflects higher advertising to support the Company’s base businesses and the recently introduced ReadyMop self-contained mopping system.

Restructuring and asset impairment costsof $3 million recognized for the quarter ended September 30, 2002 reflects the write-off of equipment associated with the Company’s South Africa business.  Restructuring and asset impairment costs of $12 million for the year ago quarter includes $4 million for the write-off of equipment, $4 million for the closure of the Company’s charcoal manufacturing facility in Canada, and $4 million for severance expenses.

Interest expensedecreased $4 million primarily due to lower interest rates.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Other expense (income), netchanged $8 million from income of $2 million to expense of $6 million.  The net change includes the estimated losses of $5 million on the expected disposal of land, equipment and other assets and an estimated $2 million currency translation loss recognized by the Company’s Argentine subsidiary.

The effective tax rate of 35.5% for the quarter ended September 30, 2002 as compared with 36.5% for the year ago quarter was impacted by patent donations and low income housing credits.  The current quarter effective tax rate on continuing operations for the quarter ended September 30, 2002 was 35.2% as compared to 29.0% for the year ago quarter.  The difference in the rate arises primarily from the timing of recognition of the tax impact of the Brazil impairment charge included in this quarter versus the year ago quarter, included as part of discontinued operations.

Losses from discontinued operations of $13 million were recognized for the quarter ended September 30, 2002.  The Company plans to sell its business in Brazil and recorded an estimated pre-tax asset impairment charge of $19 million ($13 million after tax).  Losses from discontinued operations net of tax of $32 million for the year ago quarter included a $28 million goodwill impairment charge for Brazil.  The remaining $4 million in the year ago quarter represents the operating losses for Brazil.

Financial Condition, Liquidity and Capital Resources

The Company’s financial position and liquidity remain strong due to the continued strength of operating cash flows during the three month period ended September 30, 2002.  Net cash provided by operations was $208 million for the quarter, down slightly from $217 million in the year-ago period.

Working Capital

Working capital changes from June 30, 2002 included decreases in accounts receivable, and accounts payable and accrued liabilities.  The decrease in receivables reflects improved collections and lower sales in the first quarter as compared to the fourth quarter of the prior fiscal year due to the seasonality of the Specialty Products segment and certain international businesses.  The decrease in accounts payable and accrued liabilities reflect payment of invoices and the payout of value sharing and management compensation bonuses during the first quarter.

Stock Repurchases

The Company’s Board of Directors authorized the Company to repurchase up to $1 billion of the Company’s common stock over a two- to three-year period.  To date, approximately $562 million of such purchases have been made.  Treasury stock purchases and related premiums were $145 million for 3.4 million shares, during the three-month period ended September 30, 2002.

Capital Expenditures

During the three month periods ended September 30, 2002 and 2001, capital expenditures were $40 million and $33 million, respectively.  For the three month period ended September 30, 2002, capital expenditures included purchases of property, plant and equipment and $23 million for the Company’s new enterprise resource planning and customer relationship management data processing systems.  The Company is implementing these systems over the next several years, with total implementation costs estimated to be approximately $250 million, including $150 million representing incremental spending over and above previously planned levels of spending on information systems projects.  Total inception-to-date expenditures for these systems through September 30, 2002 were $155 million, of which $131 million has been capitalized, and $24 million expensed.  Expenditures for the three-month period ended September 30, 2002 totaled $25 million, of which $23 million has been capitalized, and $2 million expensed.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Financial Condition, Liquidity and Capital Resources

Credit Arrangements

During the three months ended September 30, 2002 and 2001, cash flows from operations exceeded cash requirements to fund acquisitions, capital expenditures, dividends and scheduled debt service. The Company believes that cash flow from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity for the foreseeable future.  At September 30, 2002, the Company had domestic credit agreements with available credit lines totaling $550 million, which expire on various dates through March 2007. At September 30, 2002 and June 30, 2002, there were no borrowings under these agreements, which are available for general corporate purposes and to support additional commercial paper issuance. In addition, the Company had $30 million of foreign working capital credit lines and overdraft facilities at September 30, 2002, of which $8 million is available for borrowing. Certain of the Company’s unsecured notes, debentures and credit agreements contain restrictive covenants and limitations, including limitations on certain sale and leaseback transactions to the greater of $100 million, or 15% of the Company’s consolidated net tangible assets, as defined, and require the maintenance of a consolidated leverage ratio, as defined. The Company is in compliance with all restrictive covenants and limitations as of September 30, 2002. The Company does not anticipate any problems in securing future credit agreements.

Management believes the Company has access to sufficient capital through internally generated cash flows, existing lines of credit and, should the need arise, from other public and private sources.

Cautionary Statement

Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future growth, profitability, costs, expectations, plans or objectives, are forward-looking statements based on management's estimates, assumptions and projections.  These forward-looking statements are subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes.  Important factors that could affect performance and cause results to differ materially from management's expectations are described in "Forward-Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 2002, and in the Company's subsequent SEC filings.  Those factors include, but are not limited to, general economic and marketplace conditions and events, competitors’ actions, the Company's costs, implementation of the Company’s new enterprise resource planning and customer relationship management data processing systems, disruption associated with staff reductions, risks inherent in litigation and international operations, the success of new products, the integration of acquisitions and mergers, and environmental, regulatory and intellectual property matters.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have not been any material changes during the three months ended September 30, 2002, however, the Household Products-Latin America/Other segment continues to experience weakening economic, social, and political conditions in certain countries in South America.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the Company’s internal controls within 90 days of the filing of this report and have concluded that such controls are effective.  Subsequent to the date of such evaluation, there have not been any significant changes in internal controls or in other factors that could significantly affect internal controls, nor have there been any corrective actions with regard to significant deficiencies and material weaknesses.  Refer to the certifications by the Chairman of the Board and Chief Executive Officer and the Group Vice President - Chief Financial Officer under “Certifications” on pages 19 and 20.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

(99-1) Certification by the Chairman of the Board and Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99-2) Certification by the Group Vice President-Chief Financial Officer of the Companypursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K containing information pursuant to Item 9 ("Regulation FD Disclosure") dated September 26, 2002, relating to the certification by the Chief Executive Officer and

Chief Financial Officer of the registrant of the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

  S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  November 13, 2002                                       BY /s/   Daniel J. Heinrich

                                                                                          Daniel J. Heinrich

                                                                                          Vice-President – Controller

CERTIFICATIONS

Certification by the Chairman of the Board and Chief Executive Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, G. Craig Sullivan, Chairman of the Board and Chief Executive Officerof The Clorox Company (the “Company”), hereby certify as of the date hereof that:

I have reviewed this quarterly report on Form 10-Q of the Company;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this quarterly report;

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

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

The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of November, 2002

/s/ G. Craig Sullivan

G. Craig Sullivan

Chairman of the Board and Chief Executive Officer

Certification by the Group Vice President - Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Karen Rose, Group Vice President - Chief Financial Officerof The Clorox Company (the “Company”), hereby certify as of the date hereof that:

I have reviewed this quarterly report on Form 10-Q of the Company;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the periods presented in this quarterly report;

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

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

The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of November, 2002

/s/ Karen Rose

Karen Rose

Group Vice President - Chief Financial Officer

Exhibit 99-1

Certification by the

Chairman of the Board and Chief Executive Officer

of The Clorox Company

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of The Clorox Company (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 13, 2002 (the "Report"), I, G. Craig Sullivan, Chairman of the Board and Chief Executive Officer, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that I have reviewed the Report and, based on my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Dated this 13th day of November, 2002

/s/ G. Craig Sullivan

G. Craig Sullivan

Chairman of the Board and

Chief Executive Officer

Exhibit 99-2

Certification by the

Group Vice President - Chief Financial Officer

of The Clorox Company

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of The Clorox Company (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 13, 2002 (the "Report"), I, Karen Rose, Group Vice President - Chief Financial Officerof The Clorox Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that I have reviewed the Report and, based on my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Dated this 13th day of November, 2002

/s/ Karen Rose

Karen Rose

Group Vice President - Chief Financial Chief Executive Officer