Form 10-K
period 2002-12-31
CLOROX CO /DE/
filed 2003-02-12
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

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

           Yes        X                                         No

As of December 31, 2002 there were 217,154,534 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Earnings
		Three Months and Six Months Ended December 31, 2002 and 2001	3

		Condensed Consolidated Balance Sheets
		December 31, 2002 and June 30, 2002	4

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended December 31, 2002 and 2001	5

		Notes to Condensed Consolidated Financial Statements	6 - 16

	Item 2.	Management's Discussion and Analysis of Results of	17 – 20
		Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosure About Market Risks	20

	Item 4.	Controls and Procedures	20

PART II.	Item 4.	Submission of Matters to a Vote of Security Holders	21

	Item 6.	Exhibits and Reports on Form 8-K	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended		Six Months Ended

	12/31/02	12/31/01	12/31/02	12/31/01

Net sales	$926	$887	$1,973	$1,871
Cost of products sold	496	505	1,040	1,065

Gross profit	430	382	933	806

Selling and administrative expenses	131	133	247	264
Advertising costs	104	76	214	175
Research and development costs	18	16	33	32
Restructuring and asset impairment costs	30	66	33	78
Interest expense	8	12	16	24
Other (income) expense, net	(3)	4	3	2

Earnings before income taxes and discontinued operations	142	75	387	231
Income taxes	55	33	142	78

Earnings from continuing operations	87	42	245	153

Earnings (losses) from discontinued operations, net of tax benefits of $1 and $7 for the three month, and $7 and $7 for the six month
periods ended December 31, 2002 and 2001, respectively	2	9	(11)	(23)

Net earnings	$89	$51	$234	$130

Earnings (losses) per common share
Basic
Continuing operations	$0.40	$0.18	$1.11	$0.65
Discontinued operations	0.01	0.04	(0.05)	(0.09)

Basic net earnings per common share	$0.41	$0.22	$1.06	$0.56

Diluted
Continuing operations	$0.39	$0.18	$1.10	$0.64
Discontinued operations	0.01	0.04	(0.05)	(0.09)

Diluted net earnings per common share	$0.40	$0.22	$1.05	$0.55

Weighted Average Common Shares Outstanding (in thousands)
Basic	218,334	232,763	220,108	233,871
Diluted	220,782	235,920	222,497	237,063

Dividends per Share	$0.22	$0.21	$0.44	$0.42

See Notes to Condensed Consolidated Financial Statements.

  PART I - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	12/31/02	6/30/02

Assets
Current assets
Cash and cash equivalents	$149	$177
Receivables, net	327	481
Inventories	274	252
Other current assets	83	83
Assets held for sale	29	51

Total current assets	862	1,044

Property, plant and equipment, net	1,007	992

Goodwill, net	717	728

Trademarks and other intangible assets, net	566	573

Other assets, net	325	306

Total assets	$3,477	$3,643

Liabilities and Stockholders' Equity
Current Liabilities
Notes and loans payable	$361	$330
Current maturities of long-term debt	208	2
Accounts payable	260	330
Accrued liabilities	460	510
Income taxes payable	84	54

Total current liabilities	1,373	1,226

Long-term debt	490	678

Other liabilities	235	231

Deferred income taxes	123	142

Stockholders' equity
Common stock	250	250
Additional paid-in capital	240	222
Retained earnings	2,404	2,270
Treasury shares, at cost	(1,349)	(1,070)
Accumulated other comprehensive net losses	(277)	(296)
Unearned compensation	(12)	(10)

Stockholders' equity	1,256	1,366

Total liabilities and stockholders' equity	$3,477	$3,643

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended

	12/31/02	12/31/01

Operations:
Earnings from continuing operations	$ 245	$ 153
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	88	85
Other	50	89
Cash effects of changes in:
Receivables, net	156	120
Inventories	(16)	(74)
Other current assets	(2)	(5)
Accounts payable and accrued liabilities	(176)	(20)
Income taxes payable	64	50

Net cash provided by continuing operations	409	398
Net cash used by discontinued operations	(2)	(8)

Net cash provided by operations	407	390

Investing Activities:
Capital expenditures	(92)	(70)
Other	(14)	(4)

Net cash used for investing	(106)	(74)

Financing Activities:
Notes and loans payable, net	40	82
Long-term debt borrowings	7	3
Long-term debt repayments	(3)	(206)
Cash dividends paid	(97)	(99)
Treasury stock purchased and related premiums	(307)	(162)
Issuance of common stock for employee stock plans, and other	28	1

Net cash used for financing	(332)	(381)

Effect of exchange rate changes on cash and cash equivalents	3	(4)

Net decrease in cash and cash equivalents	(28)	(69)
Cash and cash equivalents:
Beginning of period	177	251

End of period	$ 149	$ 182

Supplemental Cash Flow Information:
Cash paid for:
Interest, net of amounts capitalized	$ 18	$ 9
Income taxes	66	32

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Interim Financial Statements

Basis of Presentation

      The condensed consolidated financial statements for the three and six-month periods ended December 31, 2002 and 2001 have not been audited but, in the opinion of management, include all adjustments (i.e., normal recurring accruals), necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries, (the "Company”).  However, such financial statements may not necessarily be indicative of annual results.

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002 for a complete set of financial notes including the Company’s significant accounting policies.

Reclassifications

Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation, including the reclassification as discontinued operations of the Company’s Brazilian business (see Note 2) and the reclassification of deferred software development costs from other assets to property, plant and equipment (approximately $89 at June 30, 2002).

Assets for the Brazil business and other pending asset dispositions of $29 and $51 for December 31, 2002 and June 30, 2002, respectively, have been reclassified to ‘assets held for sale’.  The Brazil business has been classified as a discontinued operation.  Amounts have been reclassified for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from estimates and assumptions made.

During the first quarter of fiscal year 2003, the Company revised its estimates of coupon redemption rates, which resulted in a reduction of coupon expense of $9.6 for the three-month period ended September 30, 2002. This reduction of coupon expense is included as a component of net sales in the accompanying condensed consolidated financial statements for the six-month period ended December 31, 2002.  Actual first quarter redemption information was below estimates, which led to a revision in redemption estimates.

New Accounting Standards

As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, ”Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets.  The adoption of this standard did not have an effect on the Company’s financial statements.

As of July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying value or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.  In accordance with the provisions of SFAS No.144, the Company has reflected its business in Brazil as a discontinued operation as discussed in Note 2.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

1)   Interim Financial Statements (Continued)

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is currently reviewing these recognition and measurement provisions, which are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002, to determine whether they will have a material impact on its consolidated financial statements. The disclosure requirements of FIN No. 45, which are effective for this quarter, are presented in the following paragraph.

In conjunction with divestitures and other transactions, the Company occasionally provides routine indemnifications relating to the enforceability of trademarks, coverage for legal and environmental issues, as well as provisions for sales returns and other items. Currently, the Company has several such agreements in place with various expiration dates. Based on historical experience and evaluation of the specific indemnities, the Company does not believe that any material loss related to such indemnifications is likely and therefore no related liability has been recorded. The Company also provides a one-year warranty on a number of its products, however, due to the historically low rate of product returns, no related warranty accrual is deemed necessary. In addition, the Company has also entered into an obligation to purchase raw materials at various indexed prices, and has several standby letter of credit agreements, none of which are considered material as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No.148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (“transition provisions”).  In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principals Board (APB) Opinion No. 28, Interim Financial Reporting, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 (“disclosure provisions”). The transition methods of SFAS No. 148 are effective for the Company’s June 30, 2003 Form 10-K. The Company continues to use the intrinsic value method of accounting for stock-based compensation.  As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements. The Company has elected early adoption of the interim disclosure requirements as presented in Note 9.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 would require the consolidation of specified VIEs created before February 1, 2003 in the Company’s September 30, 2003 Form 10-Q. For specified VIEs created after January 31, 2003, FIN No. 46 would require consolidation in the Company’s March 31, 2003 Form 10-Q. The Company does not expect the implementation of FIN No. 46 to have a material impact on its consolidated financial statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

2)   Discontinued Operations

Due to deteriorating economic and market conditions in Brazil, the Company has decided to sell the business (a reporting unit included in the Household Products – Latin America/Other segment) and recorded an estimated pre-tax asset impairment charge of $19 ($13 after-tax) in the first quarter of fiscal year 2003. The Company received firm bids to purchase the Brazilian business during the second fiscal quarter and is currently negotiating with bidders. The Company expects to dispose of the business this fiscal year.

The following table presents the earnings (losses) from discontinued operations, which are classified separately in the condensed consolidated statements of earnings.

Three Months Ended	Six Months Ended
	12/31/02	12/31/01	12/31/02	12/31/01

Net sales	$8	$14	$ 15	$21

Earnings (losses) from discontinued operations taxes	$1	$ 2	$ 1	($ 2)
before income taxes
Asset impairment charges	-	-	(19)	(28)
Income tax benefits	1	7	7	7

Earnings (losses) from discontinued operations	$2	$ 9	($11)	($23)

Assets held for sale, including the discontinued Brazilian operation, are as follows:

	12/31/02	6/30/02

Brazil current assets	$25	$34
Other assets including former manufacturing
facilities held for sale	4	17

Assets held for sale	$29	$51

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Financial Instruments

At December 31, 2002 and June 30, 2002, the Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	12/31/02	6/30/02

Current assets:
Foreign exchange contracts	$2	$2
Commodity purchase contracts	-	1

Other assets:
Interest rate swaps	32	15
Commodity purchase contracts	1	-

Current liabilities:
Foreign exchange contracts	(2)	(3)
Interest rate swaps	6	-

Long-term debt:
Interest rate swaps	(32)	(6)
Foreign exchange contracts	-	(1)

Other long-term obligations:
Commodity purchase contracts	-	(9)

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

      Most interest rate swaps, commodity purchase and foreign exchange contracts are designated as fair-value or cash-flow hedges of fixed and variable interest rate debt obligations, and foreign currency denominated debt instruments.  The estimated fair values of these instruments are calculated based on quoted market prices, traded exchange market prices or broker quotes and represent the estimated amounts that the Company would pay or receive to terminate the contracts.  The estimated fair values of the Company’s interest rate swaps are based on broker quotations, which utilize forward interest rate curves.  Changes in the interest rate curves from June 30, 2002 to December 31, 2002 reflect declining interest rate market expectations and resulted in an increase in the valuation of interest rate swaps at December 31, 2002 as compared to June 30, 2002.  At December 31, 2002 and June 30, 2002, the Company also had certain derivative contracts with no hedging designations, including a forward resin purchase contract that matured on December 31, 2002 and did not qualify for hedge accounting treatment.  These contracts are accounted for by adjusting the carrying amount of the contracts to market value, and recognizing any gain or loss in other income or expense.  For the six-month period ended December 31, 2002 the Company recognized a gain of $4, and for the three and six-month periods ended December 31, 2001 the Company recognized losses of $4 and $5, respectively, for its forward resin purchase contract.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Financial Instruments (Continued)

The estimated notional and fair value amounts of the Company’s derivative instruments are summarized below:

	12/31/02		6/30/02

	Notional	Fair Value	Notional	Fair Value

Derivative instruments
Debt-related contracts	$400	$6	$400	$8
Foreign exchange contracts	385	-	393	(1)
Commodity contracts	80	1	90	1
Commodity option contracts	-	-	35	(9)

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings who are expected to fully perform under the terms of the agreements.

Inventories

      Inventories at December 31, 2002 and June 30, 2002 consisted of:

	12/31/02	6/30/02

Finished goods and work in process	$190	$177
Raw materials and packaging	90	86
LIFO allowances	(6)	(11)

Total	$274	$252

Other Assets

Other assets at December 31, 2002 and June 30, 2002 consisted of:

	12/31/02	6/30/02

Tax effect of deferred translation	$108	$107
Equity investments in:
Henkel Iberica, S.A. of Spain	58	65
Other	37	39
Investment in low income housing partnerships	54	44
Investment fund	14	15
Other	54	36

Total	$325	$306

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

      5)   Other Assets (Continued)

At December 31, 2002 and June 30, 2002, the tax effect associated with deferred currency translation adjustments of $108 and $107, respectively, for the Company’s foreign subsidiaries and equity investments, is included in Other Assets with an offset to Accumulated Other Comprehensive Net Losses in stockholders’ equity.

During the second quarter, the Company decided to repatriate earnings from certain foreign subsidiaries.  Under the provisions of SFAS Nos. 109, “Accounting for Income Taxes”, and 52, “Foreign Currency Translation”, the net earnings of these foreign subsidiaries are subject to a current U.S. tax provision and foreign currency translation adjustments are recorded net of tax.  This repatriation resulted in an immaterial impact on the current year’s effective tax rate and a $12 increase in Other Assets and a $12 decrease in Accumulated Other Comprehensive Net Losses in stockholder’s equity.  The net earnings of the remaining foreign subsidiaries will remain reinvested indefinitely.  Under the provisions of APB Opinion No. 23, “Accounting for Income Taxes – Special Areas”, the net earnings of these foreign subsidiaries are not subject to a U.S. tax provision, and foreign currency translation adjustments are not recorded net of tax.

The Company is a 99% limited partner in an investment fund with a $14 and $15 interest at December 31, 2002 and June 30, 2002, respectively, which is accounted for on an equity basis.  The Company invested in the fund, as a more cost-effective alternative to traditional hedging strategies, to help manage a portion of its emerging markets foreign exchange and economic investment risk.  The fund invests in financial instruments such as foreign currency options and foreign currency and interest rate swap agreements.  The general partner, an unrelated party, manages the investment fund.  The fund’s assets and liabilities are transacted primarily with two counter-parties.  The assets in the investment fund carry a tax basis significantly in excess of the book basis.  The Company does not control investment decisions of the fund, and therefore the amounts and timing of any realization of such tax basis is uncertain.  The Company’s risk of loss from the partnership is limited to the amount of its investment and it has no ongoing capital commitments, loan requirements, guarantees or any other types of arrangements with the fund or its general partner that would require any future cash contributions to the fund.

At December 31, 2002 and June 30, 2002, the investment fund consisted, at estimated fair value, of assets of $99 and $109, respectively, and liabilities of $85 and $94, respectively.  Mark-to-market losses for the three and six month periods ended December 31, 2002 and 2001 were insignificant.

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

	Weighted Average
	Number of Common Shares Outstanding
	Three Months Ended		Six Months Ended

	12/31/02	12/31/01	12/31/02	12/31/01

Basic	218,334	232,763	220,108	233,871
Stock options	2,374	2,113	2,312	1,997
Share repurchase contracts	-	913	-	1,061
Other	74	131	77	134

Diluted	220,782	235,920	222,497	237,063

Stock options to purchase 1,037,789 and 2,821,181 shares of common stock for the three months ended December 31, 2002 and 2001, respectively, and 1,483,459 and 2,841,865 shares of common stock for the six months ended December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares and therefore the effect would be antidilutive.

Comprehensive Income

      Comprehensive income for the Company includes net earnings, foreign currency translation adjustments, net of tax, and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of stockholders' equity.  Comprehensive income (loss) for the three and six month periods ended December 31, 2002 and 2001 is as follows:

	Three Months Ended		Six Months Ended

	12/31/02	12/31/01	12/31/02	12/31/01

Net earnings	$ 89	$51	$234	$130
Other comprehensive income (loss):
Foreign currency translation adjustments	48	(41)	21	(42)
Net derivative loss	-	(12)	(3)	(10)

Total comprehensive income (loss)	$137	($2)	$252	$ 78

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Goodwill, Trademarks and Other Intangible Assets

Changes in the carrying amount of goodwill for the six-month period ended December 31, 2002, by operating segment, are as follows:

	Household Products
				Corporate
	North	Latin America/	Specialty	Interest
	America	Other	Products	and Other	Total

Balance as of June 30, 2002	$119	$170	$370	$69	$728
Divestitures	-	-	(1)	-	(1)
Impairment	-	(8)	-	-	(8)
Translation adjustments	(2)	-	-	-	(2)

Balance as of December 31, 2002	$117	$162	$369	$69	$717

Changes in trademarks and other intangible assets at December 31, 2002 are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $129 and $123 at December 31, 2002 and June 30, 2002, respectively.  Estimated amortization expense for each of the fiscal years 2004, 2005, 2006, 2007 and 2008 is $8, $5, $3, $3 and $3, respectively.

	Net Balance	Translation		Net Balance
	6/30/02	Adjustment	Amortization	12/31/02

Trademarks and other intangible assets
subject to amortization
Patents	$ 8		$(3)	$ 5
Technology	13		(1)	12
Other	33	$(1)	(2)	30

Sub-total	54	(1)	(6)	47

Trademarks not subject to amortization	519	-	-	519

Total	$573	$(1)	$(6)	$566

In accordance with SFAS No.142, annual valuation updates have been completed for the Company’s Colombia and Venezuela reporting units in the second fiscal quarter of 2003. Based on the updated valuations, no impairment of goodwill or intangible assets is indicated. The estimated fair values for the two reporting units are approximately equal to the current carrying values.  Any further local market deterioration or failure to achieve the assumptions used in the valuations may result in future impairment charges.  Conditions within Venezuela have been particularly unsettled, but are not believed to have a permanent impact on the value of the reporting unit.  If the present unsettled conditions within Venezuela continue for an extended period of time, the valuation of the business could be adversely affected.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

8)   Goodwill, Trademarks and Other Intangible Assets (Continued)

The Company had previously planned to review the valuation of the Argentina reporting unit during the third quarter of fiscal year 2003.  The valuation review was moved to the second quarter because of continued unsettled conditions in the local market and significant changes in competitor actions that resulted in a change in the Company’s marketing strategy for the reporting unit.  Based on the updated valuation, the Company recorded a $30 impairment charge for the Argentine business, of which $8 was recorded to goodwill, $9 to deferred charges and $13 as a reduction in deferred translation. Any further local market deterioration or failure to achieve the assumptions used in the valuation may lead to future impairment charges.

During the third quarter of this fiscal year, the Company intends to update the goodwill and intangible asset valuations for all domestic and international reporting units.  As a result, the Company will perform the annual valuations prescribed by SFAS No. 142 during the third fiscal quarter of each fiscal year.

The Company’s impairment review and methodology is based on internal valuations using a discounted cash flow approach that requires significant management judgment with future volume, revenue and expense growth rates, changes in working capital use, foreign exchange rates, devaluation, inflation and the selection of an appropriate discount rate.

Stock Compensation Plans

At December 31, 2002, the Company has various non-qualified stock-based compensation programs, which include restricted stock awards, performance units and stock options.

Compensation cost related to the restricted stock programs was $1 and $2 for the three and six-month periods ended December 31, 2002, respectively, and $1 and $2 for the three and six month periods ended December 31, 2001, respectively.  Compensation costs related to performance unit programs was $1 and $2 for the three and six-month periods ended December 31, 2001, respectively.

At December 31, 2002, the Company has various stock option plans that provide for the granting of stock options to officers, key employees and directors.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements SFAS Nos. 123 and 148.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

9)   Stock Compensation Plans (Continued)

If compensation expense for the Company’s various stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended
	12/31/02	12/31/01	12/31/02	12/31/01

Net earnings:
As reported	$89	$51	$234	$130
Fair value-based expense,
net of tax	(5)	(7)	(10)	(12)

Pro forma	$84	$44	$224	$118

Earnings per share
Basic
As reported	$ 0.41	$0.22	$1.06	$0.56
Pro forma	0.38	0.19	1.02	0.50

Diluted
As reported	$ 0.40	$0.22	$1.05	$0.55
Pro forma	0.38	0.19	1.01	0.50

Contingent Liabilities

The Company has incentive performance plans for certain officers whereby shares of stock will be issued if the Company’s stock performance meets certain hurdle rates based on comparisons with the performance of the Standard & Poors’ 500 and selected peer group indices.  The measurement date for the first program will occur on June 30, 2003, and the measurement date for the second program will occur on September 30, 2005.  If maximum performance levels on the first program are achieved, 317,200 shares will vest.  If maximum performance levels on the second program are achieved, 140,000 shares will vest.  Based on the December 31, 2002 market price for the Company’s stock, $13 and $6 of compensation expense would be recorded if the maximum performance levels are achieved on the first and second programs, respectively.  As of December 31, 2002 the Company has not recorded a liability for these incentive performance plans.

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

The table below represents operating segment information.

	Net Sales

	Three Months Ended		Six Months Ended

	12/31/02	12/31/01	12/31/02	12/30/01

Household Products
North America	$545	$506	$1,172	$1,070
Latin America/Other	116	138	229	268
Specialty Products	265	243	572	533

Total Company	$926	$887	$1,973	$1,871

	Earnings (Losses) Before Income Taxes and
	Discontinued Operations

	Three Months Ended		Six Months Ended

	12/31/02	12/31/01	12/31/02	12/30/01

Household Products
North America	$149	$125	$356	$266
Latin America/Other	(9)	(28)	7	(7)
Specialty Products	101	84	215	181
Corporate, Interest and Other	(99)	(106)	(191)	(209)

Total Company	$142	$ 75	$387	$231

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 24% and 21% of consolidated net sales for the three months ended December 31, 2002 and 2001, respectively and were 24% and 22% of consolidated net sales for the six months ended December 31, 2002 and 2001, respectively.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2002

With the Three and Six Months Ended December 31, 2001

Diluted net earnings per share increased by $0.18 and $0.50 for the three and six-month periods ended December 31, 2002, respectively, as compared to the prior fiscal year periods (“the compared periods”) primarily due to volume increases, lower coupon and trade spending and other cost savings that resulted in increases to gross profit. In addition, the Company’s repurchases of its common stock decreased the weighted average diluted shares outstanding by 15 million shares for each of the compared periods. The effect of these repurchases was to increase diluted earnings per share by $0.02 and $0.06 for the compared periods.

Net salesincreased 4% and 6% with volume increases of 1% and 2 % for the compared periods. The increase in quarterly net sales was driven by volume increases, lower trade spending expenses and lower coupon expenses. Excluding the impacts from the Maxforce and Himolene businesses divested in fiscal year 2002 and the Jonny Cat business divested in the first quarter of fiscal year 2003, net sales increased by 7% and 7% and volume increased by 3% and 4% for the compared periods.

The Household Products –North Americasegment reported net sales increases of 8% and 10% and net volume gains of 3% and 5% for the compared periods. Excluding the impacts from the Himolene business divested in fiscal year 2002, net sales increased by 10% and 12% and volume increased by 5% and 7% for the compared periods. Laundry and Home Care’s volume gains of 5% and 9% for the compared periods were due to the Clorox ReadyMop self-contained mopping system introduced last year, Clorox Oxygen Action multipurpose stain remover, and Pine-Sol Orange Energy cleaner as well as higher shipments of Clorox Disinfecting Wipes and Clorox Clean-Up due to higher levels of marketing support and distribution gains.  Brita’s volume gains of 4% and 8% for the compared periods were due to distribution gains from its pour-through and faucet-mount water filtration systems. The Glad bags and wraps business volume gains of 6% and 2% for the compared periods were due primarily to strong disposer shipments offset by lower shipments of Gladlock products due to continuing competitive pressure. The overall increase in net sales in the Household Products – North America segment is also attributable to reduced expenses for coupons and trade spending.

The Household Products – Latin America/Other segment reported net sales decreases of 16% and 14% and net volume decreases of 9% and 8% for the compared periods. The decreases in net sales are due primarily to ongoing currency devaluations and volume decreases attributable to the unsettled political and economic situation in the region.

The Specialty Products segment reported net sales increases of 9% and 7% and net volume gains of 2% and 2% for the compared periods. Excluding the impacts from the Maxforce and Jonny Cat divestitures, net sales increased by 12% and 9% and volume increased by 6% and 5% for the compared periods. Net sales growth exceeded volume growth primarily due to lower trade spending and coupon expenses. Excluding the effect of the Maxforce divestiture, the Seasonal division experienced volume growth of 6% and 12% for the compared periods, which was driven primarily by charcoal volume growth. The Food division experienced volume growth of 12% and 14% for the compared periods which was driven by increased marketing support for Hidden Valley dressings and K C Masterpiece barbecue sauces. Volume for the Cat Litter and Auto Care Products divisions remained level for the compared periods. Performance in the Cat Litter division was affected by lower trade spending while the Auto division was impacted by colder weather patterns and new competition with the Wipes product.

Cost of products sold as a percentage of net sales decreased by 3% and 4% for the compared periods. The cost savings generated from ongoing procurement, manufacturing and logistics initiatives were the main factors contributing to the decreases.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Selling and administrative expensesdecreased by 2% and 7% for the compared periods. The decreases were principally due to savings generated from prior year restructuring activities, including the elimination of positions both domestically and internationally, partly offset by increased performance based incentive compensation costs.

Advertising costsas a percentage of net sales increased by 2% for both of the compared periods. The increase reflects higher advertising to support the Company’s base businesses and the recently-introduced ReadyMop self-contained mopping system and other new product launches.

Restructuring and asset impairment costs of $33 million for the six-month period ended December 31, 2002 are due primarily to a $30 million goodwill impairment charge recorded in the current quarter related to Argentina.  Restructuring and asset impairment costs of $66 million and $78 million for the three and six-month periods ended December 31, 2001, respectively, were due to a $39 million goodwill impairment charge associated with the Company’s Colombian business.  The remaining charges of $27 million and $39 million for the three and six-month periods ended December 31, 2001, respectively, were for the write-off of equipment and the closure of certain of the Company’s plants and severance costs resulting from the Company’s review of operations and its staffing levels.

Interest expense decreased by $4 million and $8 million for the compared periods primarily due to lower interest rates.

Other (income) expense, net for the three and six-months ended December 31, 2002 was ($3) million and $3 million, respectively. The primary item included in the current quarter was a $4 million gain on the sale of a property related to an eminent domain proceeding. For the six-month period, this amount was offset by recorded losses of $5 million on the disposal of land, equipment and other assets.

The effective tax rate on the continuing operations was 39.1% for the second quarter as compared to 43.7% for the year ago quarter.  The higher rate in second quarter of the prior year is principally due to the interplay between interim period reporting requirements and the recharacterization of prior year losses attributable to discontinued operations.

Earnings (losses) from discontinued operationswere $2 million and ($11) million for the three and six-months ended December 31, 2002 as compared to $9 million and ($23) million for the three and six-months ended December 31, 2001. The Company plans to sell its business in Brazil and recorded an estimated pre-tax impairment charge of $19 million ($13 million after tax) during the six months ended December 31, 2002.  The Company also recorded a goodwill impairment charge of $28 million during the six months ended December 31, 2001 related to Brazil. The remaining amounts for each period represent the operating income for Brazil.

Financial Condition, Liquidity and Capital Resources

The Company’s financial position and liquidity remain strong due to the continued strength of operating cash flows during the six-month period ended December 31, 2002.  Net cash provided by operations was $407 million for the period, up slightly from $390 million in the year-ago period.

Working Capital

Working capital changes from June 30, 2002 as compared to December 31, 2002 included decreases in receivables, accounts payable and accrued liabilities.  The decrease in receivables of $156 million from June 30, 2002 to December 31, 2002 reflects improved collections and lower sales in the second quarter as compared to the fourth quarter of the prior fiscal year due to the seasonality of the Specialty Products and Household segments.  The decrease of $176 million from June 30, 2002 to December 31, 2002 in accounts payable and accrued liabilities is attributable to lower trade and coupon spending, a payout of value sharing and management compensation bonuses, and seasonality in the Specialty segment partially offset by current year Value Sharing and management compensation accruals, and the timing of payments relating to Project Delta, advertising, interest and other liabilities.  The decrease of $20 million in accounts payable and accrued liabilities from June 30, 2001 to December 31, 2001 reflects reductions in liabilities due to lower promotional accruals for the Seasonal business and timing of payments, offset by higher accruals related to the launch of ReadyMop and for restructuring activities.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Financial Condition, Liquidity and Capital Resources

Pension Obligations

The Company uses discount rate assumptions (settlement rates) of 6.75% to 7.25% and long-term earnings rate assumptions of 8.0% to 9.5% in determining the actuarial valuation of its pension plan liabilities and pension expense.  The differential rates are used because the Company’s Canadian pension plan has slightly lower assumptions than the U.S. plans.  The Company is reviewing the long-term earnings rate and discount rate assumptions used in the actuarial valuations for the plans.  Any changes in assumptions will be reflected in the June 30, 2003 actuarial valuations, which will be used to establish expense levels for fiscal year 2004.  Had the Company decreased its long-term earnings rate assumption from 9.5% to 8.5% in the June 30, 2002 actuarial valuations, total pension expense for fiscal year 2003 would have increased by an amount between $2 million and $4 million.

Present actuarial projections indicate that the Company will need to begin making cash contributions to the plans by calendar year end 2004.  The Company is considering voluntary cash payments into the plans of up to $54 million during the second half of fiscal year 2003.  No final decisions have been made regarding the cash contributions.

Stock Repurchases

During the six-month period ended December 31, 2002, the Company acquired 7.2 million shares of its common stock at a total cost of $307 million. A portion of the shares purchased was allocated to the Company’s ongoing program to offset the potential impact of stock option dilution. The remainder was allocated to the board-authorized $1 billion repurchase program, bringing the total number of shares repurchased to approximately 13.8 million at a total cost of $579 million under that program.

Capital Expenditures

Capital expenditures were $92 million for the six-month period ended December 31, 2002, and included purchases of property, plant and equipment and $52 million for the Company’s new enterprise resource planning and customer relationship management data processing systems.  The Company is implementing these systems over the next several years, with total implementation costs estimated to be approximately $250 million, including $150 million representing incremental spending over and above previously planned levels of spending on information systems projects.  Total inception-to-date expenditures for these systems through December 31, 2002 were $190 million, of which $160 million has been capitalized, and $30 million expensed.  Expenditures for the six-month period ended December 31, 2002 totaled $60 million, of which $52 million has been capitalized, and $8 million expensed. During the second quarter the Company placed $96 million of assets with an estimated useful lives ranging from three to seven years into service, resulting in amortization expense of $2 million for the second quarter.  Based on the Company’s current estimates, the Company expects to incur $5 million of pre-tax amortization expense on a quarterly basis starting with the third quarter of fiscal year 2003 for the assets placed into service during the second quarter.

Credit Arrangements

During the six months ended December 31, 2002 and 2001, cash flows from operations exceeded cash requirements to fund acquisitions, capital expenditures, dividends and scheduled debt service. The Company believes that cash flow from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity for the foreseeable future.  At December 31, 2002, the Company had domestic credit agreements with available credit lines totaling $550 million, which expire on various dates through March 2007. At December 31, 2002 and June 30, 2002, there were no borrowings under these agreements, which are available for general corporate purposes and to support additional commercial paper issuance. In addition, the Company had $40 million of foreign working capital credit lines and overdraft facilities at December 31, 2002, of which $9 million is available for borrowing.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Financial Condition, Liquidity and Capital Resources

Credit Arrangements (Continued)

Certain of the Company’s unsecured notes, debentures and credit agreements contain restrictive covenants and limitations, including limitations on certain sale and leaseback transactions to the greater of $100 million, or 15% of the Company’s consolidated net tangible assets, as defined, and require the maintenance of a consolidated leverage ratio, as defined. The Company is in compliance with all restrictive covenants and limitations as of December 31, 2002. The Company does not anticipate any problems in securing future credit agreements.

Management believes the Company has access to sufficient capital through internally generated cash flows, existing lines of credit and, should the need arise, from other public and private sources.

Cautionary Statement

Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future growth, profitability, costs, expectations, plans or objectives, are forward-looking statements based on management's estimates, assumptions and projections.  These forward-looking statements are subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes.  Important factors that could affect performance and cause results to differ materially from management's expectations are described in "Forward-Looking Statements and Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 2002, and in the Company's subsequent SEC filings.  Those factors include, but are not limited to, general economic and marketplace conditions and events, competitors’ actions, the Company's costs, implementation of the Company’s new enterprise resource planning and customer relationship management data processing systems, the ability to realize the benefits of joint ventures and other cooperative relationships, disruption associated with staff reductions, risks inherent in litigation and international operations, the success of new products, the integration of acquisitions and mergers, and environmental, regulatory and intellectual property matters.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have not been any material changes during the three and six month periods December 31, 2002, however, the Household Products-Latin America/Other segment continues to experience weakening economic, social, and political conditions in certain countries in South America.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the Company’s internal controls within 90 days of the filing of this report and have concluded that such controls are effective.  Subsequent to the date of such evaluation, there have not been any significant changes in internal controls or in other factors that could significantly affect internal controls, nor have there been any corrective actions with regard to significant deficiencies and material weaknesses.  Refer to the certifications by the Chairman of the Board and Chief Executive Officer and the Group Vice President - Chief Financial Officer under “Certifications” on pages 23 and 24.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s 2002 Annual Meeting of Shareholders held on November 20, 2002, the following actions were taken:

The following Directors were elected to hold office until the next annual election of directors:

Name	Votes for	Withheld
Daniel Boggan, Jr.	193,954,011	2,033,495
Tully M. Friedman	193,924,276	2,063,230
Christoph Henkel	192,149,847	3,837,659
William R. Johnson	187,106,895	8,880,641
Robert W. Matschullat	187,187,039	8,880,467
Gary G. Michael	187,103,772	8,883,734
Klaus Morwind	193,979,489	2,008,017
Jan L. Murley	193,933,346	2,054,070
Lary R. Scott	187,064,031	8,923,475
Michael E. Shannon	193,904,114	2,083,392
G. Craig Sullivan	193,183,920	2,803,559

Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nominees named.

A proposal by the Board of Directors to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending June 30, 2003 was approved by the shareholders.  The shareholders cast 182,091,312 votes in favor of this proposal and 12,743,651 votes against.  There were 1,152,543 abstentions.  Note that the Audit Committee of the Board of Directors have dismissed Deloitte & Touche LLP and have appointed Ernst and Young LLP as the Company’s independent auditors effective February 15, 2003.

Item 6.  Exhibits and Reports on Form 8-K

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

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  February 12, 2003                                        BY /s/   Daniel J. Heinrich

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

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated this 12th day of February, 2003

/s/ G. Craig Sullivan

_______________________

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

Dated this 12th day of February, 2003

/s/ Karen Rose

_____________________________________

Karen Rose

Group Vice President - Chief Financial Officer