Form 10-Q
period 2003-03-31
CLOROX CO /DE/
filed 2003-05-12
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

           Yes        X                                         No

As of March  31, 2003 there were 216,733,761 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Earnings
		Three Months and Nine Months Ended March 31, 2003 and 2002	3

		Condensed Consolidated Balance Sheets
		March 31, 2003 and June 30, 2002	4

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended March 31, 2003 and 2002	5 – 6

		Notes to Condensed Consolidated Financial Statements	7 – 18

	Item 2.	Management's Discussion and Analysis of Results of	19 – 23
		Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

	Item 4.	Controls and Procedures	23

PART II.	Item 6.	Exhibits and Reports on Form 8-K	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended		Nine Months Ended

	3/31/2003	3/31/2002	3/31/2003	3/31/2002

Net sales	$1,019	$1,023	$2,992	$2,894
Cost of products sold	555	589	1,595	1,653

Gross profit	464	434	1,397	1,241

Selling and administrative expenses	150	140	397	404
Advertising costs	119	103	333	278
Research and development costs	20	15	53	47
Restructuring and asset impairment costs	-	100	33	178
Interest expense	6	7	22	31
Other income	(4)	(30)	(1)	(28)

Earnings before income taxes and discontinued operations	173	99	560	331
Income taxes	61	49	203	128

Earnings from continuing operations	112	50	357	203

Losses from discontinued operations, net of tax benefits
of $0and $2for the three-month, and $7and $9for the nine-month
periods ended March 31, 2003 and 2002, respectively	(2)	(4)	(13)	(26)

Net earnings	$110	$46	$344	$177

Earnings (losses) per common share
Basic
Continuing operations	$0.52	$0.22	$1.64	$0.87
Discontinued operations	(0.01)	(0.02)	(0.06)	(0.11)

Basic net earnings per common share	$0.51	$0.20	$1.58	$0.76

Diluted
Continuing operations	$0.51	$0.21	$1.62	$0.86
Discontinued operations	(0.01)	(0.01)	(0.06)	(0.11)

Diluted net earnings per common share	$0.50	$0.20	$1.56	$0.75

Weighted Average Common Shares Outstanding (in thousands)
Basic	216,414	231,508	218,528	233,084
Diluted	218,696	234,625	221,078	236,311

Dividends per Share	$0.22	$0.21	$0.66	$0.63

See Notes to Condensed Consolidated Financial Statements.

  PART I - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	3/31/2003	6/30/2002

Assets

Current assets
Cash and cash equivalents	$179	$177
Receivables, net	458	481
Inventories	303	252
Other current assets	89	83
Assets held for sale	23	51

Total current assets	1,052	1,044

Property, plant and equipment, net	1,040	992

Goodwill, net	721	728

Trademarks and other intangible assets, net	658	573

Other assets, net	360	306

Total assets	$3,831	$3,643

Liabilities and Stockholders' Equity

Current Liabilities
Notes and loans payable	$416	$330
Current maturities of long-term debt	211	2
Accounts payable	308	330
Accrued liabilities	509	510
Income taxes payable	117	54

Total current liabilities	1,561	1,226

Long-term debt	488	678

Other liabilities	335	231

Deferred income taxes	122	142

Stockholders' equity
Common stock	250	250
Additional paid-in capital	249	222
Retained earnings	2,466	2,270
Treasury shares, at cost	(1,379)	(1,070)
Accumulated other comprehensive net losses	(250)	(296)
Unearned compensation	(11)	(10)

Stockholders' equity	1,325	1,366

Total liabilities and stockholders' equity	$3,831	$3,643

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended

	3/31/03	3/31/02

Operations:
Earnings from continuing operations	$357	$203
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	142	135
Deferred income taxes	14	(11)
Restructuring and asset impairment	30	156
Net gain on sale of businesses	-	(33)
Pension contribution	(52)	-
Other	9	39
Cash effects of changes in:
Receivables, net	36	21
Inventories	(46)	(55)
Other current assets	(12)	(1)
Accounts payable and accrued liabilities	(99)	21
Income taxes payable	113	71

Net cash provided by continuing operations	492	546
Net cash provided by discontinued operations	1	2

Net cash provided by operations	493	548

Investing Activities:
Capital expenditures	(135)	(116)
Proceeds from sale of businesses	7	36
Low income housing contributions	(16)	(14)
Other	4	(9)

Net cash used for investing	(140)	(103)

Financing Activities:
Notes and loans payable, net	95	130
Long-term debt borrowings	3	3
Long-term debt repayments	(2)	(208)
Cash dividends paid	(145)	(147)
Treasury stock purchased and related premiums	(348)	(296)
Issuance of common stock for employee stock plans, and other	43	19

Net cash used for financing	(354)	(499)

Effect of exchange rate changes on cash and cash equivalents	3	(7)

Net increase (decrease) in cash and cash equivalents	2	(61)
Cash and cash equivalents:
Beginning of period	177	251

End of period	$179	$ 190

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In millions)

Statements of Cash Flows (Continued)

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$29	$46
Income Taxes	70	65
Noncash investing activity
Venture agreement
Equipment and technologies obtained	$126	$ -
Terminal obligation recorded	126	-

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Interim Financial Statements

Basis of Presentation

      The interim condensed unaudited consolidated financial statements for the three and nine-month periods ended March 31, 2003 and 2002, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals), necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries, (the "Company”) for the periods presented.  The results for the interim period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003 or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002, which includes a complete set of financial notes including the Company’s significant accounting policies.

Reclassifications

Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation, including the reclassification as discontinued operations of the Company’s Brazilian business (see Note 2) and the reclassification of deferred software development costs from other assets to property, plant and equipment (approximately $89 at June 30, 2002).  Assets for the Brazil business and other pending asset dispositions of $23 and $51 at March 31, 2003 and June 30, 2002, respectively, have been reclassified to ‘assets held for sale’.  The Brazil business has been classified as a discontinued operation.  Amounts have been reclassified for all periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from estimates and assumptions made.

During the first quarter of fiscal year 2003, the Company revised its estimates of coupon redemption rates, which resulted in a reduction of coupon expense of $9.6 for the three-month period ended September 30, 2002.  Actual first quarter redemption information was below estimates, which led to a revision in redemption estimates.  This reduction of coupon expense is included as a component of net sales in the accompanying condensed consolidated financial statements for the nine-month period ended March 31, 2003.

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

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Interim Financial Statements (Continued)

As of July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying value or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.  In accordance with the provisions of SFAS No.144, the Company has reflected its business in Brazil as a discontinued operation as discussed in Note 2.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 clarifies the requirements relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  FIN No. 45 requires a guarantor to recognize, at inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company’s financial statements. The disclosure requirements of FIN No. 45 became effective last quarter and are included in Note 11 – Guarantees.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No.148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation (“transition provisions”).  In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principals Board (APB) Opinion No. 28, Interim Financial Reporting, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 (“disclosure provisions”). The transition methods of SFAS No. 148 are effective for the Company’s June 30, 2003 Form 10-K. The Company continues to use the intrinsic value method of accounting for stock-based compensation.  As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements. The Company has elected early adoption of the interim disclosure requirements as presented in Note 10.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (VIE) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  FIN No. 46 would require the immediate consolidation of specified VIEs created after January 31, 2003.  For specified VIEs created before February 1, 2003, FIN No. 46 would require consolidation in interim or annual financial statements issued for periods beginning after June 15, 2003. There are two alternative methods of adoption: the prospective method with a cumulative effect as of the first day of adoption, which for the Company will be as of July 1, 2003, or restatement of prior fiscal years. The Company is currently evaluating the potential future impact of the new requirements on its financial statements and disclosures.  Further information is included in Note 5 – Other Assets.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Discontinued Operations

Due to deteriorating economic and market conditions in Brazil, the Company decided to sell the business (a reporting unit included in the Household Products – Latin America/Other segment) and recorded an estimated pre-tax asset impairment charge of $19 ($13 after-tax) in the first quarter of fiscal year 2003. On April 15, 2003, the Company completed the sale of a portion of its Brazilian business.  Under the terms of the agreement, the Company sold the intangible trademark assets of the business along with the insecticides product inventory on hand at closing.  The Company will be disposing of the remaining assets and liabilities in Brazil.

The following table presents the losses from discontinued operations, which are classified separately in the condensed consolidated statements of earnings.

	Three Months Ended		Nine Months Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Net sales	$8	$9	$23	$31

Losses from discontinued operations
before income taxes	($2)	($6)	($1)	($7)
Asset impairment charges	-	-	(19)	(28)
Income tax benefits	-	2	7	9

Losses from discontinued operations	($2)	($4)	($13)	($26)

Assets held for sale, including the discontinued Brazilian operation, are as follows:

	3/30/03	6/30/02

Brazil	$20	$34
Other, including former
manufacturing facilities held for sale	3	17

Assets held for sale	$23	$51

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Financial Instruments

At March 31, 2003 and June 30, 2002, the Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	3/31/03	6/30/02

Current assets:
Foreign exchange contracts	$2	$2
Commodity purchase contracts	-	1

Other assets:
Interest rate swaps	31	15
Commodity purchase contracts	1	-

Current liabilities:
Foreign exchange contracts	(2)	(3)
Interest rate swaps	4	-

Long-term debt:
Interest rate swaps	(31)	(6)
Foreign exchange contracts	-	(1)

Other long-term obligations:
Commodity purchase contracts	-	(9)

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

      Most interest rate swaps, commodity purchase and foreign exchange contracts are designated as fair-value or cash-flow hedges of fixed and variable interest rate debt obligations, and foreign currency denominated debt instruments.  The estimated fair values of these instruments are calculated based on quoted market prices, traded exchange market prices or broker quotes and represent the estimated amounts that the Company would pay or receive to terminate the contracts.  The estimated fair values of the Company’s interest rate swaps are based on broker quotations, which utilize forward interest rate curves.  Changes in the interest rate curves from June 30, 2002 to March 31, 2003 reflect declining interest rate market expectations and resulted in an increase in the valuation of interest rate swaps at March 31, 2003 as compared to June 30, 2002.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Financial Instruments (Continued)

The estimated notional and fair value amounts of the Company’s derivative instruments are summarized below:

	3/31/03		6/30/02

	Notional	Fair Value	Notional	Fair Value

Derivative instruments:
Debt-related contracts	$400	$4	$400	$8
Foreign exchange contracts	398	-	393	(1)
Commodity contracts	140	1	90	1
Commodity option contracts	-	-	35	(9)

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings who are expected to fully perform under the terms of the agreements.

Inventories

      Inventories at March 31, 2003 and June 30, 2002 consisted of:

	3/31/03	6/30/02

Finished goods	$213	$175
Work in process	15	14
Raw materials and packaging	86	86
LIFO allowances	(6)	(11)
Obsolescence allowances	(5)	(12)

Total	$303	$252

Other Assets

Other assets at March 31, 2003 and June 30, 2002 consisted of:

	3/31/03	6/30/02

Tax effect of deferred translation	$120	$107
Equity investments in:
Henkel Iberica, S.A. of Spain	62	65
Other	37	39
Investment in low income housing partnerships	51	44
Prepaid pension expense	27	-
Investment fund	13	15
Other	50	36

Total	$360	$306

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

       5)   Other Assets (Continued)

At March 31, 2003 and June 30, 2002, the tax effect associated with deferred currency translation adjustments of $120 and $107, respectively, for the Company’s foreign subsidiaries and equity investments, is included in Other Assets with an offset to Accumulated Other Comprehensive Net Losses in stockholders’ equity.

During the second quarter, the Company decided to repatriate earnings from certain foreign subsidiaries.  Under the provisions of SFAS Nos. 109, “Accounting for Income Taxes”, and 52, “Foreign Currency Translation”, the net earnings of these foreign subsidiaries are subject to a current U.S. tax provision and foreign currency translation adjustments are recorded net of tax.  This repatriation resulted in an immaterial impact on the current year’s effective tax rate.  The net earnings of the remaining foreign subsidiaries will remain reinvested indefinitely.  Under the provisions of APB Opinion No. 23, “Accounting for Income Taxes – Special Areas”, the net earnings of these foreign subsidiaries are not subject to a U.S. tax provision, and foreign currency translation adjustments are not recorded net of tax.

The Company owns, directly or indirectly, limited partnership interests of up to 99% in 55 low-income housing partnerships.  The Company’s investments are accounted for on an equity basis.  The purpose of the partnerships is to develop and operate low-income housing rental properties.  The general partners, who typically hold 1% of the partnership interests, are third parties unrelated to the Company and its affiliates.  The general partners are responsible for controlling and managing the business and financial operations of the partnerships.  The Company’s primary purpose in investing in the projects is to obtain low-income housing tax credits, which are accounted for in accordance with Emerging Issues Task Force Issue 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects.”  Tax credits, net of amortization of the investment in the low-income housing partnerships, were $2.3 and $2.5, and $6.8 and $7.4, for the three and nine-month periods ended March 31, 2003 and 2002, respectively.  As of March 31, 2003, the Company’s estimated future capital commitments to the partnerships are approximately $28.3 through fiscal year 2007.  Other than the expected cash flows from utilizing the low-income housing tax credits, the Company does not anticipate any cash distributions from these partnerships nor does the Company expect any additional cash outflows to the partnerships other than the contractually committed capital contributions.

The Company continues to review whether the consolidation guidance in FIN No. 46 is applicable to its investments in the partnerships.  No definitive conclusions have been reached.  At June 30, 2002, which is the date of the latest available financial information, the total assets and liabilities of the partnerships in which the Company holds a greater than 50% interest were approximately $357 and $350, respectively.  As a limited partner, the Company is not responsible for any of the liabilities and obligations of the partnerships nor do the partnerships or their creditors have any recourse to the Company other than to the contractually committed capital contributions.  Recovery of the Company’s investments in the partnerships is accomplished through the utilization of low-income housing tax credits.  The risk of these tax credits being unavailable to the Company is considered very low.

The Company is a 99% limited partner in an investment fund with a $13and $15 interest at March 31, 2003 and June 30, 2002, respectively, which is accounted for on an equity basis.  The Company invested in the fund as a more cost-effective alternative to traditional hedging strategies, to help manage a portion of its emerging markets foreign exchange and economic investment risk.  The fund invests in financial instruments such as foreign currency options and foreign currency and interest rate swap agreements.  The general partner, an unrelated party, manages the investment fund.  The fund’s assets and liabilities are transacted primarily with two counter-parties.  The assets in the investment fund carry a tax basis significantly in excess of the book basis.  The Company does not control investment decisions of the fund, and therefore the amounts and timing of any realization of such tax basis is uncertain.  The Company’s risk of loss from the partnership is limited to the amount of its investment and it has no ongoing capital commitments, loan requirements, guarantees or any other types of arrangements with the fund or its general partner that would require any future cash contributions to the fund.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

      5)   Other Assets (Continued)

At March 31, 2003 and June 30, 2002, the investment fund consisted, at estimated fair value, of assets of $104and $109, respectively, and liabilities of $90 and $94, respectively.  Mark-to-market losses for the three and nine-month periods ended March 31, 2003 and 2002 were insignificant.  The Company is continuing to evaluate whether the provisions of FIN No. 46 will require the financial statements of the investment fund to be consolidated.  While further analysis is underway, preliminary indications are that the investment fund’s financial statements will need to be consolidated for interim and annual periods beginning after June 15, 2003.

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

	Weighted Average
	Number of Common Shares Outstanding

	Three Months Ended		Nine Months Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Basic	216,414	231,508	218,528	233,084
Stock options	2,001	2,652	2,270	2,283
Share repurchase contracts	-	329	-	797
Other	281	136	280	147

Diluted	218,696	234,625	221,078	236,311

Stock options to purchase 1,499,623 and 1,025,757 shares of common stock for the three months ended March 31, 2003 and 2002, respectively, and 1,499,263 and 1,696,785 shares of common stock for the nine months ended March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares and therefore the effect would be antidilutive.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Comprehensive Income

      Comprehensive income for the Company includes net earnings, foreign currency translation adjustments, net of tax, and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of stockholders' equity.  Comprehensive income for the three and nine month periods ended March 31, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Net earnings	$110	$46	$344	$177
Other comprehensive income (loss):
Foreign currency translation adjustments	29	3	50	(40)
Net derivative losses	(2)	-	(5)	(10)

Total comprehensive income	$137	$49	$389	$127

Venture Agreement

On January 31, 2003, the Company entered into an agreement with the Procter & Gamble Company (P&G) to form a venture related to the Company’s Glad plastic bags, wraps and containers business.  Pursuant to the agreement, P&G contributed certain production and research and development equipment, licenses to use a range of current and future trademarks and other proprietary technologies to the Company in exchange for an interest in the profits, losses and cash flows, as defined, of the Glad business.  P&G will also provide research and development support to the Glad business for the first ten years of the venture, subject to renewal options, and will be reimbursed for the cost of providing the research and development.  The Company retains control of the business.  The agreement’s initial term is twenty years, subject to renewal options.  During the period ending December 31, 2003, all profits, losses and cash flow, as defined, of the Glad business will be allocated to the Company.  During calendar year 2004, profits, losses and cash flow, as defined, of the Glad business will be allocated 95% to the Company and 5% to P&G.  For all subsequent periods, the allocation will be 90% to the Company and 10% to P&G.  For the first five years of the agreement, P&G has an option to purchase an additional 10% interest in the profits, losses and cash flow of the Glad business at prices set in the agreement.

The agreement can be terminated under certain circumstances including, at the option of P&G, upon a change in control of the Company, or, at either party’s option, upon the sale by the Company of the Glad business.  Upon termination of the agreement, the Company will purchase P&G’s interest for cash in an amount equal to the fair value of such interest as determined pursuant to an agreed valuation procedure.  Following termination of the agreement, the Glad business will retain the exclusive intellectual property license contributed by P&G for the licensed products the business markets.

At inception of the agreement, the production and research and development equipment, and technologies contributed by P&G were initially valued and recorded at $30.7 and $95.2, respectively.  The production and research and development equipment is being depreciated on a straight-line basis over useful lives of two to ten years.  The intangible assets contributed by P&G are being amortized on a straight-line basis over a twelve-year period.  The Company also recorded approximately $126 as a terminal obligation liability, which reflects the initial fair value of the contractual requirement to repurchase P&G’s interest at the termination of the agreement.  The terminal obligation will be adjusted to fair value on a periodic basis.  This terminal obligation is included in other liabilities in the accompanying balance sheet.  Beginning in calendar year 2004, P&G’s proportionate share of the Glad business profits and losses, as defined, will be recorded as a component of cost of sales.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Goodwill, Trademarks and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine-month period ended March 31, 2003, by operating segment, are as follows:

	Household Products
				Corporate
	North	Latin America/	Specialty	Interest
	America	Other	Products	and Other	Total

Balance as of June 30, 2002	$119	$170	$370	$69	$728
Additions	1				1
Divestitures	-	-	(1)	-	(1)
Impairment	-	(8)		-	(8)
Translation adjustments	1	-	-	-	1

Balance as of March 31, 2003	$121	$162	$369	$69	$721

Changes in trademarks and other intangible assets at March 31, 2003 are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $133 and $123 at March 31, 2003 and June 30, 2002, respectively.  Estimated amortization expense for each of the fiscal years 2004, 2005, 2006, 2007 and 2008 is $15, $13, $11 $11 and $11, respectively.

	Net balance		Translation		Net balance
	6/30/02	Additions	adjustment	Amortization	3/31/03

Trademarks and other intangible assets
subject to amortization
Patents	$8			($4)	$4
Technology	13	$95		(2)	106
Other	33		($2) (2)	(3)	28

Sub-total	54	95	(2)	(9)	138

Trademarks not subject to amortization	519	-	1	-	520

Total	$573	$95	($1)	($9)	$658

In accordance with SFAS No.142, the Company has performed an annual review of valuations of all goodwill and intangible assets in the third fiscal quarter and has determined that there were no instances of impairment in the goodwill and intangible assets in its reporting units.  The Company will continue to test annually for impairment in the third fiscal quarter unless there are indications during an interim period that a reporting unit’s goodwill and intangible assets may have become impaired.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Goodwill, Trademarks, and Other Intangible Assets (Continued)

Valuation updates were completed for the Company’s Colombia and Venezuela reporting units during the second fiscal quarter of 2003. Based on the updated valuations, no impairment of goodwill or intangible assets was indicated. The estimated fair values for the two reporting units are approximately equal to the current carrying values.  Any further local market deterioration or failure to achieve the assumptions used in the valuations may result in future impairment charges.  Conditions within Venezuela have been particularly unsettled, but are not believed to have a permanent impact on the value of the reporting unit.  If the present unsettled conditions within Venezuela continue for an extended period of time, the valuation of the business could be adversely affected.

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

The Company’s impairment review and methodology is based on internal valuations using a discounted cash flow approach that requires significant management judgment regarding future volume, revenue and expense growth rates, changes in working capital use, foreign exchange rates, devaluation, inflation and the selection of an appropriate discount rate.

On April 22, 2003, the Company sold its Black Flag insecticides business.  The Company expects an estimated gain on the sale of $5.8.  The net assets of the Black Flag business have been classified as a component of assets held for sale in the accompanying balance sheets.

Stock Compensation Plans

At March 31, 2003, the Company has various non-qualified stock-based compensation programs, which include restricted stock awards, performance units and stock options.

Compensation cost related to the restricted stock programs was $1.3 and $3.8 for the three and nine-month periods ended March 31, 2003, respectively, and $1.3 and $2.9 for the three and nine-month periods ended March 31, 2002, respectively.  The Company has incentive performance plans for certain officers whereby shares of stock will be issued if the Company’s stock performance meets certain hurdle rates based on comparisons with the performance of companies in a selected peer group and/or the Standard & Poors’ 500.  The measurement date for the first program will occur on June 30, 2003, and the measurement date for the second program will occur on September 30, 2005.  Due to proximity of the measurement date for the first program and the probability that the specified performance hurdle rates will be partially met at June 30, 2003 and 50% of the stock performance units will vest, the Company recorded a $6.9 expense and liability as of March 31, 2003.  If 100% of the performance hurdle rates for the plan are met at June 30, 2003, an estimated additional liability of $7.3 will be recorded.  The Company has not recorded a liability related to the second program because achieving the performance hurdle rates is not probable at this time.  Based on the March 31, 2003 market price for the Company’s stock, the potential total expense for the second program is $6.5.

At March 31, 2003, the Company has various stock option plans that provide for the granting of stock options to officers, key employees and directors.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements SFAS Nos. 123 and 148.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Stock Compensation Plans (Continued)

If compensation expense for the Company’s various stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, and basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Net earnings:
As reported	$110	$46	$344	$177
Fair value-based expense,
net of tax	(5)	(5)	(15)	(20)

Pro forma	$105	$41	$329	$157

Earnings per share
Basic
As reported	$0.51	$ 0.20	$1.58	$0.76
Pro forma	0.48	0.18	1.50	0.67

Diluted
As reported	$ 0.50	$0.20	$1.56	$0.75
Pro forma	0.48	0.17	1.49	0.67

Guarantees

In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, retention of pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items.  The Company has several indemnification agreements in effect through July 2004 that specify a maximum possible exposure.  The Company’s aggregate exposure from these agreements is capped at $35, however based on historical experience and evaluation of the specific agreements, the Company does not believe that any significant payments will result.  The Company may also be subject through other contracts and agreements to similar types of indemnifications and coverages where the amounts and duration are not explicitly defined.  Where appropriate, an obligation for such indemnifications is recorded as a liability at inception.

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

Item 1.  Financial Statements (Unaudited)

The Clorox Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Segment Results (Continued)

The table below represents operating segment information.

	Net Sales

	Three Months Ended		Nine Months Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Household Products
North America	$549	$578	$ 1,721	$1,648
Latin America/Other	126	121	355	389
Specialty Products	344	324	916	857

Total Company	$1,019	$1,023	$2,992	$2,894

	Earnings (Losses) Before Income Taxes and
	Discontinued Operations

	Three Months Ended		Nine Months Ended

	3/31/03	3/31/02	3/31/03	3/31/02

Household Products
North America	$122	$127	$478	$393
Latin America/Other	30	(73)	37	(86)
Specialty Products	135	153	350	334
Corporate, Interest and Other	(114)	(108)	(305)	(310)

Total Company	$173	$ 99	$560	$331

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 25% and 26% of consolidated net sales for the three months ended March 31, 2003 and 2002, respectively and were 24% and 22% of consolidated net sales for the nine months ended March 31, 2003 and 2002, respectively.  No other customer exceeded 6% of net sales for the periods presented.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2003

With the Three and Nine Months Ended March 31, 2002

Diluted net earnings per share increased by $0.30 and $0.81 for the three and nine-month periods ended March 31, 2003, respectively, as compared to the prior fiscal year periods (“the compared periods”).  The improvements in both the three and nine-month periods versus the compared periods are due to greater restructuring and asset impairment charges in the prior periods partly offset by the prior year net gain of $33 million recognized on the sale of the MaxForce and Himolene businesses.  The improvement in the nine-month period versus the compared period is also attributable to volume increases, lower coupon and trade spending and other manufacturing cost savings that resulted in increases to gross profit.

Net salesdecreased 1% with volume remaining flat for the three months ended March 31, 2003 as compared to the prior fiscal year period primarily due to brand mix and Clorox ReadyMop product assortment shift from starter kits to refills reflected in the Household Products – North America segment.  Net sales and volume increased 3% and 1%, respectively, for the nine months ended March 31, 2003 as compared to the prior fiscal year period.  The increase in net sales was driven by volume increases, lower trade spending expenses and lower coupon expenses.  Excluding the impacts from the Maxforce and Himolene businesses divested in fiscal year 2002 and the Jonny Cat business divested in the first quarter of fiscal year 2003, net sales increased by 1% and 5% and volume increased by 2% and 4% for the compared periods.

The Household Products – North America segment reported net sales and volume decreases of 5% and 2%, respectively, for the three months ended March 31, 2003 as compared to the prior fiscal year period, and net sales and volume increases of 4% and 2%, respectively, for the nine months ended March 31, 2003 as compared to the prior fiscal year period.  Excluding the impacts from the Himolene business divested in fiscal year 2002, net sales decreased by 3% and volume remained flat for the three months ended March 31, 2003 as compared to the prior fiscal year period; net sales increased by 7% and volume increased by 4% for the nine months ended March 31, 2003 as compared to the prior fiscal year period.  Net sales growth lagged below volume growth primarily due to the prior year period’s disproportionate sales of higher-priced Clorox ReadyMop self-contained mopping system starter kits when the product was launched, shifting in the current period towards refills.

Laundry and Home Care’s volume decline of 3% for the three months ended March 31, 2003 as compared to the prior fiscal year period reflects lower volumes of Clorox ReadyMop after its successful launch in the year ago period.  Laundry and Home Care’s volume gain of 5% for the nine months ended March 31, 2003 was due to the Clorox ReadyMop self-contained mopping system introduced last year, Clorox Oxygen Action multipurpose stain remover, and Pine-Sol Orange Energy cleaner as well as higher shipments of Clorox Disinfecting Wipes and Clorox Clean-Up due to higher levels of marketing support and distribution gains.  The Glad bags and wraps business volume gains of 5% and 3% for the compared periods were due primarily to strong trash bag shipments offset by lower shipments of Gladlock products due to continuing competitive pressure. Brita’s volume gains of 7% and 6% for both the compared periods were due to distribution gains from its pour-through and faucet-mount water filtration systems.

The Household Products – Latin America/Other segment reported a net sales increase of 4% and a volume decrease of 4% for the three months ended March 31, 2003 as compared to the prior fiscal year period, and net sales and volume decreases of 9% and 6%, respectively, for the nine months ended March 31, 2003 as compared to the prior fiscal year period.  The increase in current quarter net sales was favorably impacted by pricing actions taken in the Latin American businesses to mitigate the effects of ongoing currency devaluations in South America and the current quarter volume decreases were attributable to the unsettled political and economic situation in the region.   Sales growth in the current quarter was also driven by an increase in the Company’s Asia-Pacific Division due to positive product mix and favorable foreign-exchange rates.  The decrease in net sales and volume for the nine months ended March 31, 2003 as compared to the prior fiscal year period reflects continued weak economic conditions in South America.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2003

With the Three and Nine Months Ended March 31, 2002

The Specialty Products segment reported net sales increases of 6% and 7% and volume gains of 5% and 3% for the three and nine-month periods ended March 31, 2003 versus the compared periods.  Excluding the impacts from the Maxforce and Jonny Cat divestitures, net sales increased by 9% and 9% and volume increased by 9% and 7% versus the compared periods.  Net sales growth exceeded volume growth primarily due to a price increase for Kingsford charcoal.  The Seasonal division experienced volume growth of 9% and 10% for the compared periods excluding the effect of the Maxforce divestiture.  The Seasonal division volume trends were driven primarily by Kingsford charcoal. The Food division experienced volume growth of 7% and 11% for the compared periods that was driven by increased marketing support for Hidden Valley dressings and K C Masterpiece barbecue sauces. Volume for the Auto Care Products division grew 6% and 2% versus the compared periods.  The growth in the current quarter resulted from increased advertising and promotional support arising from the segment’s efforts to recover lost volume due to colder weather patterns earlier in the year, and competition with the Wipes product.  Excluding the effect of the Jonny Cat divestiture, the Cat Litter division experienced volume growth of 13% and 6% for the compared periods, which was driven by higher volumes for Fresh Step Scoop and Scoop Away cat litter.

Cost of products sold as a percentage of net sales decreased by 3% and 4% versus the compared periods. The cost savings generated from ongoing procurement, manufacturing and logistics initiatives were the main factors contributing to the decreases.

Selling and administrative expensesincreased by 7% and decreased by 2% versus the compared periods. The increase was driven by amortization expense of $4 million related to the Company’s new enterprise resource planning system and customer relationship management system which were placed into service in the second quarter of fiscal year 2003, higher performance-based incentive compensation costs, and an increase to the Company’s allowance for doubtful accounts.  The nine-month comparative period decrease was principally due to savings generated from prior year restructuring activities, including the elimination of positions both domestically and internationally, partly offset by higher amortization expense and increased performance-based incentive compensation costs.

Advertising costsas a percentage of net sales increased by 2% versus both of the compared periods. The increase reflects higher advertising to support the Company’s base businesses and the ReadyMop self-contained mopping system, Clorox Oxygen Action multipurpose stain remover, Pine-Sol Orange Energy and Clorox Bathroom Cleaner.

Restructuring and asset impairment costs of $33 million for the nine-month period ended March 31, 2003 are due primarily to a $30 million goodwill impairment charge recorded in the second quarter of fiscal year 2003 related to the Company’s Argentina business.  Restructuring and asset impairment costs of $100 million and $178 million for the three and nine-month periods ended March 31, 2002, respectively, were due to an initial $100 million goodwill and intangible assets impairment charge related to the Company’s Argentina business.  The remaining charges of $78 million for the nine-month period ended March 31, 2002 were for a $39 million goodwill impairment charge associated with the Company’s Colombian business and $39 million for the write-off of equipment and the closure of certain of the Company’s plants and severance costs resulting from the Company’s review of operations and staffing levels.

Interest expense decreased by $1 million and $9 million for the compared periods primarily due to lower interest rates.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2003

With the Three and Nine Months Ended March 31, 2002

Other income for the three and nine months ended March 31, 2003 was $4 million and $1 million, respectively.  Other income for the three and nine months ended March 31, 2002 was $30 million and $28 million, respectively.  The decrease in other income versus the compared periods is primarily due to the prior year net gain of $33 million recognized on the sale of the MaxForce and Himolene businesses, partly offset by $5 million of insurance proceeds from the Burnside fire recognized in the current quarter and an additional $3 million recorded in the current quarter to reflect the final settlement on the sale of property related to an eminent domain proceeding.

The effective tax rate on continuing operations was 35.3% and 36.2%, respectively, for the quarter and nine months ended March 31, 2003 as compared to 49.5% and 38.6%, respectively for the quarter and nine months ended March 31, 2002. The higher rate in the year ago periods was principally due to the inability to provide a significant tax benefit related to the $100 million impairment charge for Argentina.

Losses from discontinued operationswere $2 million and $13 million for the three and nine months ended March 31, 2003 as compared to $4 million and $26 million for the three and nine months ended March 31, 2002. The Company decided to sell its business in Brazil and recorded a pre-tax impairment charge of $19 million ($13 million after tax) during the nine months ended March 31, 2003.  The Company also recorded a goodwill impairment charge of $28 million during the nine months ended March 31, 2002 related to Brazil. The remaining amounts for each period represent the operating results for Brazil.

Financial Condition, Liquidity and Capital Resources

The Company’s financial position and liquidity remain strong due to the continued strength of operating cash flows during the nine-month period ended March 31, 2003.  Net cash provided by operations was $490 million for the period, down from $548 million in the year-ago period.

Working Capital

Working capital declined from June 30, 2002 to March 31, 2003 principally due to $209 million of long term debt which has become current, and additional short term commercial paper borrowing.  Other changes include, a decrease in receivables of $23 million and an increase in inventories of $51 million from June 30, 2002 to March 31, 2003,  reflecting the seasonal build-up ofinventory.  The decrease of $29 million in net assets held for sale from June 30, 2002 to March 31, 2003 is attributable to the sale of Jonny Cat in December, 2002, the reduction of Brazil’s net assets due to asset impairment charges recognized in the first quarter of fiscal year 2003, Brazil’s operating losses and currency devaluation.  The decrease of $23 million in accounts payable and accrued liabilities from June 30, 2002 to March 31, 2003 reflects reduction in consulting accruals related to information systems projects, lower trade spending and promotional accruals, lower coupon accruals due to timing of coupon drops and lower redemption, and nine month accruals for employee benefits and incentives versus a full year of accruals at fiscal year end.  The increase in short term debt of $296 million from June 30, 2002 to March 31, 2003 is attributable to the pending maturity of long term debt, and $85 million of net commercial paper borrowings used to finance the seasonal inventory build-up and stock repurchases.  The increase in income taxes payable of $63 million was due primarily to the timing of tax payments.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Financial Condition, Liquidity and Capital Resources (Continued)

Pension Obligations

The Company uses discount rate assumptions (settlement rates) of 6.75% to 7.25% and return on investment (ROI) assumptions of 8.0% to 9.5% in determining the actuarial valuation of its pension plan liabilities and pension expense.  The different rates are used because the Company’s Canadian pension plan has slightly lower assumptions than the U.S. plans.  The Company is reviewing the discount rate and ROI assumptions used in the actuarial valuations for the plans.  The Company anticipates lowering its ROI assumption for its fiscal year 2004 actuarial valuations.  Any changes in assumptions will be reflected in the June 30, 2003 actuarial valuations, which will be used to establish expense levels for fiscal year 2004.  Had the Company decreased its long-term earnings rate assumption from 9.5% to 8.5% in the June 30, 2002 actuarial valuations, total pension expense for fiscal year 2003 would have increased by an amount between $2 million and $4 million.  The Company has contributed $54 million to its qualified, salaried pension plans during the third fiscal quarter, and anticipates additional contributions during the first quarter of the next fiscal year of $37 million.

Stock Repurchases

During the nine-month period ended March 31, 2003, the Company acquired 8.2 million shares of its common stock at a total cost of $348 million. A portion of the shares purchased was allocated to the Company’s ongoing program to offset the potential impact of stock option dilution. The remainder relates to the board-authorized $1 billion repurchase program, bringing the total number of shares repurchased to approximately 14.8 million at a total cost of $621 million under that program.

Capital Expenditures

Capital expenditures were $135 million for the nine-month period ended March 31, 2003, and included $70 million for the Company’s new enterprise resource planning and customer relationship management data processing systems.  The Company is implementing these systems over the next several years, with total implementation costs estimated to be approximately $250 million, including $150 million representing incremental spending over and above previously planned levels of spending on information systems projects.  Total inception-to-date expenditures for these systems through March 31, 2003 were $212 million, of which $178 million has been capitalized, and $34 million expensed.  Expenditures for the nine-month period ended March 31, 2003 totaled $83 million, of which $70 million has been capitalized, and $13 million expensed.

Project to date, the Company has placed $101 million of capitalized software costs with estimated useful lives ranging from three to seven years into service, resulting in amortization expense of $4 million for the third quarter.  When fully implemented, the Company expects to achieve approximately $125 million in one-time working capital reductions and approximately $80 million of annual ongoing savings.  Some of the working capital reductions are being realized.  The ongoing cost savings will begin to be realized when the new systems are fully implemented.

The Company has entered into a venture agreement with the Procter & Gamble Company related to the Company’s Glad plastic bags, wraps and containers business.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

Financial Condition, Liquidity and Capital Resources (Continued)

Credit Arrangements

During the nine months ended March 31, 2003 and 2002, cash flows from operations exceeded cash requirements to fund acquisitions, capital expenditures, dividends and scheduled debt service. The Company believes that cash flow from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity for the foreseeable future.  At March 31, 2003, the Company had domestic credit agreements with available credit lines totaling $550 million, which expire on various dates through March 2007. At March 31, 2003 and June 30, 2002, there were no borrowings under these agreements, which are available for general corporate purposes and to support additional commercial paper issuance. In addition, the Company had $37 million of foreign working capital credit lines and overdraft facilities at March 31, 2003, of which $7 million is available for borrowing. Certain of the Company’s unsecured notes, debentures and credit agreements contain restrictive covenants and limitations, including limitations on certain sale and leaseback transactions to the greater of $100 million, or 15% of the Company’s consolidated net tangible assets, as defined, and require the maintenance of a consolidated leverage ratio, as defined. The Company is in compliance with all restrictive covenants and limitations as of March 31, 2003. The Company does not anticipate any problems in securing future credit agreements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have not been any material changes during the three and nine-month periods ended March 31, 2003, however, the Household Products-Latin America/Other segment continues to experience weakening economic, social, and political conditions in certain countries in South America.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of the Company’s internal controls within 90 days of the filing of this report and have concluded that such controls are effective.  Subsequent to the date of such evaluation, there have not been any significant changes in internal controls or in other factors that could significantly affect internal controls, nor have there been any corrective actions with regard to significant deficiencies and material weaknesses.  Refer to the certifications by the Chairman of the Board and Chief Executive Officer and the Group Vice President - Chief Financial Officer under “Certifications” on page 29.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

(99-1) Certification by the chairman of the board and chief executive officer and the group vice president-chief financial officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K containing information pursuant to Item 4 ("Changes in Registrant’s Certifying Accountant") dated January 21, 2003, relating to the dismissal of Deloitte & Touche LLP (“D&T”) as the Company’s independent auditors effective February 15, 2003, following the filing of the Company’s Form 10-Q for the fiscal quarter ended December 31 2002.  This Form 8-K was amended on February 18, 2003, the final date on which D&T performed audit services for the Company, to confirm that there was still no disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Company filed a current report on Form 8-K containing information pursuant to Item 4 (“Changes in Registrant’s Certifying Accountant”) dated January 22, 2003, relating to the engagement of Ernst & Young, LLP as the Company’s independent auditors effective February 15, 2003.

The Company filed a current report on Form 8-K containing information pursuant to Item 5 (“Other Events”) dated February 14, 2003, relating to the Company’s completion on January 31, 2003, of the formation of a joint venture with Procter & Gamble Company to engage in the food and trash bags, containers and wraps business.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  May 9, 2003                                     BY:  /s/  DANIEL J. HEINRICH

                                                                              Daniel J. Heinrich

                                                                                    Vice President - Controller

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

Dated this 9th day of May, 2003

/s/  G. CRAIG SULLIVAN

G. Craig Sullivan

Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

Certification by the

Group Vice President – Chief Financial Officer

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

Dated this 9th day of May, 2003

/s/  KAREN ROSE

Karen Rose

Group Vice President - Chief Financial Officer