Form 10-K
period 2003-06-30
CLOROX CO /DE/
filed 2003-09-19
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the twelve months ended June 30, 2003

Commission file number: 1-07151

THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
None
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock as of December 31, 2002 (the last business day of the Company's most recently completed second quarter), was approximately $6.3 billion.

    Number of shares of Registrant's Common Stock, par value $1 per share ("Common Stock"), outstanding on July 31, 2003 was 213,889,287.

    Documents Incorporated by Reference:

    Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after June 30, 2003, are incorporated herein by reference in response to Part II, Item 9 and Part III, Items 10 through 14, inclusive.

PART I

ITEM 1  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS.

The Company (the term "Company" as used herein includes The Clorox Company (the registrant identified on the facing sheet) and its subsidiaries, unless the context indicates otherwise) was originally founded in Oakland, California in 1913 as the Electro-Alkaline Company.  It was reincorporated as Clorox Chemical Corporation in 1922, as Clorox Chemical Co. in 1928 and as The Clorox Company (an Ohio corporation) in 1957, when the business was acquired by The Procter & Gamble Company.  The Company was fully divested by The Procter & Gamble Company in 1969 and, as an independent company, was reincorporated in 1973 in California as The Clorox Company.  In 1986, the Company was reincorporated in Delaware. In January 1999, the Company acquired First Brands Corporation.

For recent business developments, refer to the information set forth under the caption "Management's Discussion and Analysis," on pages D-2 through D-17 of Exhibit 99-1 hereto, incorporated herein by reference.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company has three business segments: Household Products—North America, Specialty Products, and Household Products—Latin America/Other.  Financial information for each of the Company's segments for the last three fiscal years, including net sales, earnings from continuing operations before income taxes, and identifiable assets is described in Note 19 — Industry Segment Information of the Notes to Consolidated Financial Statements, which appears on pages D-48, D-49 and D-50 of Exhibit 99-1 hereto, incorporated herein by reference.  Each of the Company's segments accounted for more than 10 percent of the Company's consolidated revenues during the last threefiscal years.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

The Company's business operations, represented by the aggregate of its Household Products—North America, Specialty Products, and Household Products—Latin America/Other, include the production and marketing of non-durable consumer products sold primarily through grocery and other retail stores.  For the most part, the factors necessary for an understanding of these three segments are essentially the same.

PRINCIPAL PRODUCTS.  The products of the Household Products—North America segment include: (a) plastic bags, wraps and containers, under the Glad brand, (b) household cleaning products such as disinfecting sprays and wipes, toilet bowl cleaners, dilutable, spray and gel household cleaners, stain removers, mopping systems, spray cleaners, glass and surface cleaners, carpet cleaners, reusable cleaning cloths, drain openers, septic-system treatments; all-purpose spray and floor spray cleaners, mild-abrasive liquid and gel cleansers, steel-wool soap pads and scrubber sponges, mildew removers, soap scum and bathroom cleaners; daily shower cleaners and pre-moistened towelettes, primarily under the brands Clorox, Formula 409, Pine Sol, Tilex, Soft Scrub and S.O.S, (c) laundry products, such as liquid bleaches, laundry stain removers and dry and liquid color-safe bleaches under the brands Clorox and Clorox 2, and (d) water filtration systems and filters under the Brita brand.

The products of the Specialty Products segment include: (a) auto care products such as protectants, cleaners and wipes, tire- and wheel-care products and washes, automotive additives and appearance products, primarily under the Armor All and STP brands; (b) cat litter products such as clumping cat litter, scoopable and silica-gel crystals cat litter, primarily under the Fresh Step and Scoop Away brands;  (c) food products such as salad dressings and dip mixes; seasoned mini-croutons, sauces, marinades, primarily under the Hidden Valley and K C Masterpiece brands; (d) seasonal products such as charcoal briquets, charcoal lighter and wood chips under the Kingsford and Match Light brands; ant and roach bait stations and aerosols, ant granules and stakes and roach gels under the Combat brand; and (e) products for institutional markets such as bleaches, toilet bowl cleaners, disinfectants, disinfecting sprays and wipes, dilutable cleaners, insecticides, cleaners, food-storage bags, wraps, trash bags, dressings, barbecue sauces, briquets, clog removers, cleaners, steel-wool soap pads, mild-abrasive liquid cleansers, mildew removers, soap scum removers and bathroom cleaners.

The products of the Household Products – Latin America/Other segment include: (a) in the Asia-Pacific region: bleaches, insecticides, disposable gloves, cleaning cloths, sponges and scourers,  non-stick baking paper, ice cube bags, non-stick frying pan sheets, aluminum foil, foil trays, plastic covers, oven bags,  reclosable bags, paste cleaner, food bags, cling films, trash bags, coolant concentrates, brake fluids and sponges, primarily under the Glad, Chux, Home Mat, Armor All, Combat and Clorox brands, (b) in the Latin American region: laundry additives, waxes, bleaches,  spray and gel cleaners, liquid household cleaners, toilet bowl, bathroom cleaners, disinfecting sprays, bleaches, cleaning utensils, liquid household cleaners, waxes, brooms, cleaning utensils, toilet bowl cleaners, candles, cleaning utensils, air fresheners, laundry additives and fabric refreshers and cleaners primarily distributed under the Clorox, Ayudín, Limpido, Clorinda, Los Conejos, Poett, Mistolin, Lestoil and Bon Bril brands.

PRINCIPAL MARKETS - METHODS OF DISTRIBUTION.  Most non-durable household consumer products are nationally advertised and sold within the United States to grocery stores through a network of brokers and sold to mass merchandisers, warehouse clubs, military and other retail stores primarily through a direct sales force.  Within the United States, the Company also sells institutional versions of many of its products.  Outside the United States, the Company sells consumer products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.

SOURCES AND AVAILABILITY OF RAW MATERIALS.   The Company purchases raw materials, packaging supplies, transportation and other services, products and energy from numerous unaffiliated firms.  Interruptions in the delivery of these materials or services could adversely impact the Company.  Significant raw materials were available from a sufficient number of sources during fiscal year 2003.  Contingency plans have been developed for any significant raw materials sourced from a single supplier.

PATENTS AND TRADEMARKS.  Most of the Company's brand name consumer products are protected by registered trademarks.  Its brand names and trademarks are highly important to its business and the Company pursues a course of vigorous action against apparent infringements.  The Company's patents, patent licenses and similar arrangements are also material to its business.

SEASONALITY.  The Specialty Products segment is the only portion of the operations of the Company that has any significant degree of seasonality.  Most sales of the Company's charcoal briquets, insecticides and automotive appearance product lines occur in the first six months of each calendar year.  Operating cash flow is used to build inventories of those products in the off-season.

CUSTOMERS AND ORDER BACKLOG.  During fiscal years 2003, 2002 and 2001, revenues from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies were 25 percent, 23 percent and 20 percent, respectively, of the Company's consolidated net sales.  Except for this relationship, the Company is not dependent upon any other single customer or group of affiliated customers.  Order backlog is not a significant factor in the Company's business.

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

RESEARCH AND DEVELOPMENT.  The Company incurred expenses of approximately $76 million, $66 million and $67 million in fiscal years 2003, 2002 and 2001, respectively, on research activities relating to the development of new products or the maintenance and improvement of existing products.  None of this research activity was customer-sponsored.

ENVIRONMENTAL MATTERS.  Historically, the Company has not made material capital expenditures for environmental control facilities or to comply with environmental laws and regulations.  However, in general, the Company anticipates spending increasing amounts annually for facility upgrades and for environmental programs.  The amount of capital expenditures for environmental compliance was not material in fiscal year 2003 and is not expected to be material in the next fiscal year.  For non-capital expenditures, see the discussions of Environmental Matters Create Potential Liability Risks below and Legal Proceedings in Item 3 below.

NUMBER OF PERSONS EMPLOYED.  At the end of fiscal year 2003, the Company employed approximately 8,900 people.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS.  Except for historical information, matters discussed in this Form 10-K, including the "Management's Discussion and Analysis" section and statements about future growth, are forward-looking statements based on management's estimates, assumptions and projections.  In addition, from time to time, the Company may make forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, research and development activities, plans for international expansion, acquisitions and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These forward-looking statements are uncertain.  The risks and uncertainties that may affect operations, performance, product development and results of the Company's business in a material way, some of which may be beyond the control of the Company, include those discussed elsewhere in this Form 10-K, marketplace conditions and events and the following:

VOLUME GROWTH MAY BE DIFFICULT TO ACHIEVE.  A large percentage of the Company's revenues come from mature markets that are subject to increased competition.  If the Company is unable to increase market share in existing product lines or develop or acquire and successfully launch new products, it may not achieve its growth objectives.

OPERATING RESULTS AND NET EARNINGS MAY NOT MEET EXPECTATIONS.  The Company cannot be sure that its operating results and net earnings will meet its expectations.  If the Company's assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company's actual performance could vary materially from its expectations.  The Company's operating results and net earnings may be influenced by a number of factors, including the following:

  the introduction of new products and line extensions by the Company or its competitors;
  the mix of products with varying profitability sold in a given quarter;
  the Company's ability to control its internal costs;
  the effectiveness of the Company's advertising, marketing and promotional programs;
  changes in product pricing policies by the Company or its competitors;
  the ability of the Company to maintain and enhance profit margins in the face of a consolidating retail environment;
  the ability of the Company to achieve business plans, including volume growth and pricing plans, despite high levels of competitive activity;
  the ability to maintain key customer relationships;
  the ability of major customers and other debtors to meet their obligations as they come due;
  the failure of parties contracting with the Company to perform their obligations and the loss of or inability to renew contracts of importance to the Company's performance;
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
  significant increases in the costs of key raw materials including but not limited to energy, resin, corrugated boxes, chlorine and caustic soda;
  changes of accounting policies;
  significant increases in interest rates, employee benefit costs, or insurance costs;
  the impact of environmental remediation costs;
  the impact of currency devaluations and fluctuations; and
  the impact of general economic conditions in the United States and in other countries in which the Company currently does business.

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

OPERATIONS OUTSIDE THE UNITED STATES EXPOSE THE COMPANY TO UNCERTAIN CONDITIONS IN INTERNATIONAL MARKETS.  The Company's sales outside the United States were 15 percent of net sales in fiscal year 2003.  The Company has been and will continue to be facing substantial risks associated with having foreign operations, including:

  economic or political instability in its international markets; and
  fluctuations in foreign currency exchange rates that may make the Company's products more expensive in its international markets or negatively impact sales or earnings.

Refer to the information set forth under the caption "South America Economic, Social and Political Conditions" in "Management's Discussion and Analysis;" on page D-11 of Exhibit 99-1 hereto, incorporated herein by reference.

These factors contributed to the Company taking substantial impairment charges related to its international operations in fiscal year 2003 and, due to uncertainties and possible deterioration in the overseas markets, the Company may have to take additional charges in the future.  Refer to the information set forth under the captions "Household Products-Latin America/Other;" and "Critical Accounting Policies" in "Management's Discussion and Analysis" on pages D-6 and D-7 and D-14 to D-17, respectively, and to Note 6 to "Notes to Consolidated Financial Statements" regarding Goodwill, Trademarks and Other Intangible Assets on pages D-33 and D-34, of Exhibit 99-1 hereto, incorporated herein by reference.   In addition, these risks could have a significant impact on the Company's ability to sell its products on a timely and competitive basis in international markets and may have a material adverse effect on the Company's results of operations or financial position.  Also, the Company's operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors and potentially adverse tax consequences.  The Company's small volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

IMPLEMENTATION OF ERP SYSTEM MAY NOT BE SUCCESSFUL.  The Company is in the process of implementing enterprise resource planning system software.  This software is designed to improve internal systems and to support business processes.  The order fulfillment process was implemented in fiscal year 2003. In fiscal year 2004, the procurement and manufacturing processes will be implemented.  If the Company fails to implement the software successfully, visibility to inventory levels could be adversely impacted resulting in excess inventory and increased working capital requirements or excess out-of-stock conditions and reduced sales.  To minimize risk, the Company has dedicated substantial resources to this project and will implement the software in a staged fashion.  As a result, the Company will have to manage in a multiple system environment for a significant period of time.  Employing multiple systems increases the risk that system interfaces will fail, resulting in loss of data or inability to process transactions.

IDENTIFICATION OF GOOD ACQUISITION CANDIDATES MAY BE DIFFICULT AND INTEGRATION AND MANAGEMENT OF ACQUISITIONS MAY NOT BE SUCCESSFUL.  One of the Company's strategies is to increase its sales volumes, earnings and the markets it serves through acquisitions of, or joint ventures with, other businesses in the United States and internationally.  There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional companies or operations or that it will be able successfully to integrate future acquisitions into its operations or to identify, negotiate and manage joint venture opportunities.  In addition, there can be no assurance that companies or operations acquired or joint ventures created will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

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

FINANCIAL PERFORMANCE DEPENDS ON CONTINUOUS AND SUCCESSFUL NEW PRODUCT INTRODUCTIONS.  In most categories in which the Company competes, there are frequent introductions of new products and line extensions.  An important factor in the Company's future performance will be its ability to identify emerging consumer and technological trends and to maintain and improve the competitiveness of its products.  The Company cannot be sure that it will successfully achieve those goals.  Continued product development and marketing efforts have inherent risks, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

GOVERNMENT REGULATIONS COULD IMPOSE MATERIAL COSTS.  Generally, the manufacture, packaging, labeling, storage, and distribution of the Company's products and the conduct of the Company's business operations must all comply with extensive federal, state and foreign laws and regulations.  For example, in the United States, many of the Company's products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission.  Most states have agencies that regulate in parallel to these federal agencies.  The failure to comply with applicable laws and regulations in these or other areas, including tax laws, could subject the Company to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on the Company.  Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results, particularly with respect to the Company’s charcoal business.  It is possible that the government will increase regulation of the transportation, storage or use of certain chemicals to enhance homeland security or protect the environment and that such regulation could negatively impact raw material supply or costs.

ENVIRONMENTAL MATTERS CREATE POTENTIAL LIABILITY RISKS.  The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances.  The Company handles hazardous chemicals in quantity at its plant sites.  A release of such chemicals due to accident or an intentional act could result in substantial liability for the Company to governmental authorities or to third parties.  The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations.  The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its presently and formerly owned and leased facilities.  In addition, some of the Company's present and former facilities have been or had been in operation for many years, and over that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous.  It is possible that those sites, as well as disposal sites owned by third parties to which the Company has sent waste, may in the future be identified and become the subject of remediation.  It is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on the Company's results of operations or financial condition.

FAILURE TO PROTECT OR SUCCESSFULLY TO ASSERT THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS COULD IMPACT ITS COMPETITIVENESS.  The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights.  The Company cannot be sure that these intellectual property rights will be protected or maximized such that they can be successfully asserted. There is a risk that the Company will not be able to develop, locate or, where appropriate, license intellectual property rights necessary to support new product introductions.  The Company cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future.  In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company's products are or may be sold do not protect the Company's intellectual property rights to the same extent as the laws of the United States.  The failure of the Company to perfect or successfully assert its intellectual property rights could make it less competitive and could have a material adverse effect on the Company's business, operating results and financial condition.

IF THE COMPANY IS FOUND TO HAVE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS IT COULD IMPACT THE COMPANY'S COMPETITIVENESS.  It is possible that the Company will be found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others.  Such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company's business and to pay a substantial amount for past infringement.  It could also be necessary to pay a substantial amount in the future if the rights holder is willing to permit the Company to continue to use the intellectual property right.  Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on the Company's business, operating results and financial condition.

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

The foregoing list of important factors is not all-inclusive.  The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance and speak only as of their dates.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS.

The following table shows net sales and assets by geographic area for the last three fiscal years:

Net Sales By Geographic Area:

(Millions)	2003	2002[1]	2001[1]
Foreign	$ 604	$ 629	$ 655
United States	$3,540	$3,393	$ 3,204

Assets at June 30:

(Millions)

	2003	2002[1]	2001[1]
Foreign	$ 737	$ 729	$ 1,139
United States	$2,915	$ 2,795	$ 2,889

1 Fiscal year 2002 and 2001 numbers were reclassified to reflect the Company's Brazilian business as a discontinued operation (refer to the information set forth under the caption "Reclassifications," on page D-22 of Exhibit 99-1 hereto, incorporated herein by reference) and to reclassify Puerto Rican sales from foreign to domestic.

(e) AVAILABLE INFORMATION

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available on the Company's Internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission. These reports are available at www.clorox.com, under "Investor Relations."

ITEM 2.  PROPERTIES

PRODUCTION AND DISTRIBUTION FACILITIES.   The Company owns and operates 22 manufacturing facilities in the United States, 11 of which serve primarily the Household Products—North America segment and 11 of which serve primarily the Specialty Products segment.  The Company owns and operates 23 manufacturing facilities internationally, which serve primarily the Household Products—Latin America/Other segment.  The Company also leases and operates 3 regional distribution centers in the United States which serve primarily the Household Products—North America and Specialty Products segments, and owns and operates regional distribution centers in Canada and Chile, which serve primarily the Household Products—North America and Household Products—Latin America/Other segments, respectively.  Management believes that the Company's production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company's properties and equipment have been well maintained.

OFFICES AND RESEARCH AND DEVELOPMENT FACILITIES.  The Company owns its general office building located in Oakland, Calif.  The Company also owns its Technical Center and Data Center located in Pleasanton, Calif.  The Company leases its research and development center and its engineering research facility for Glad® and GladWare® products, which are located in Willowbrook, Ill. and Kennesaw, Ga., respectively.  The Company owns a research and development facility at its plant in Aldo Bonzi, Argentina.  The Company also leases its research and development center for STP® products located in Brookfield, Conn. and for Armor All® products located in Walnut Creek, Calif.  Leased sales and other office facilities are located at a number of other locations.

ENCUMBRANCES.  None of the Company's owned facilities are encumbered to secure debt owed by the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations, the most significant of which relates to historical disposals of wood tars by a predecessor of the Company's Kingsford Products Company subsidiary during the 1950's in and around the City of Kingsford, Mich.  Although no formal governmental proceedings are pending, response actions at the Michigan site are being performed by the Company and the Ford Motor Company under the supervision of the Michigan Department of Environmental Quality.

The potential cost to the Company related to ongoing environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and clean-up costs; the complexity and evolving nature of laws and regulations and their interpretations; and the timing, varying costs and effectiveness of alternative clean-up technologies.  As of June 30, 2003, $17.4 million was accrued for such probable future costs, without discounting for present value.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The names, ages as of July 31, 2003 and current positions of the executive officers of the Company are set forth below:

Name, Age and

Year Elected to Current Position                 Title and Current Position(s)

G. C. Sullivan             (63)            1992     Chairman of the Board

G. E. Johnston            (56)            2003     President and Chief Executive Officer

R. T. Conti                 (48)            1999     Group Vice President

L. S. Peiros                (48)            1999     Group Vice President

K. M. Rose1              (54)            1997     Group Vice President—Chief Financial Officer

P. D. Bewley             (56)            1998     Senior Vice President—General Counsel and Secretary

F. A. Tataseo             (49)            1999     Senior Vice President—Sales

W. L. Delker             (49)            1999     Vice President—Research & Development

W. L. Every-Burns     (50)            2001     Vice President—General Manager, Asia Pacific

G. S. Frank                (43)            2001     Vice President—Treasurer

D. J. Heinrich2           (47)            2003     Vice President—Chief Financial Officer

1 Ms. Rose has announced her intention to retire effective October 1, 2003.

2 Mr. Heinrich, currently vice president-controller, was elected vice president – chief financial officer effective October 1, 2003.

T.D. Johnson3            (43)            2003     Vice President—Controller

P. S. Hewitt               (51)            2003     Vice President—Human Resources

M. J. Richenderfer     (42)            2002     Vice President—Supply Chain

G. C. Roeth               (42)            2002     Vice President—Growth and Marketing

G. R. Savage             (47)            2002     Vice President—General Manager, Laundry and Home Care

M. B. Springer           (38)            2002     Vice President—General Manager, Glad Products

K. R. Tandowsky       (45)            1998     Vice President—Chief Information Officer

S. A. Weiss               (46)            2000     Vice President—General Manager, Brita and Canada

3 Mr. Johnson was elected vice president-controller effective October 1, 2003.

There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company or any person nominated for election as a director of the Company.  See Item 10 of Part III of this Form 10-K.

G.C. Sullivan, P.D. Bewley, K.M. Rose and K.R. Tandowsky have been employed by the Company for at least the past five years in the same respective positions as listed above.  Until July 1, 2003, Mr. Sullivan was also chief executive officer.

G. E. Johnston was elected president and chief executive officer effective July 2003.  He joined the Company in July 1981 as regional sales manager-special markets.  He was vice president-corporate development from June 1992 through November 1993, vice president-Kingsford Products from November 1993 through June 1996, group vice president from July 1996 through January 1999 and president and chief operating officer from January 1999 through June 2003.

R. T. Conti joined the Company in 1981 as associate region sales manager-household products.  Prior to his election as group vice president effective September 1999, he was vice president-general manager of Kingsford Products from July 1996 through August 1999 and vice president-international from June 1992 through June 1996.

L. S. Peiros joined the Company in 1982 as a brand assistant.  He was elected group vice president effective January 1999.  Prior to that, he served as vice president-household products from June 1998 through January 1999, vice president-food products from July 1995 through June 1998 and vice president-corporate marketing services from September 1993 until July 1995.

F. A. Tataseo joined the Company in October 1994 as vice president-sales and was elected as senior vice president-sales effective September 1999.

W. L. Delker joined the Company as vice president-research and development in August 1999.  Prior to that, he was general manager of Six Sigma Quality for GE Silicones, a division of GE Plastic, from February 1998 through July 1999 and general manager of technology for GE Silicones from January 1994 through January 1998.

W. L. Every-Burns joined the Company in 1999 as part of the First Brands merger.  Prior to his election as vice president-general manager, Asia-Pacific division effective August, 2001, he was vice president-general manager, Australia, New Zealand, Africa and Greater China from November 2000 through July 2001; vice president-general manager, Australia, New Zealand and Africa from September 1999 through October 2000; and general manager of the Glad products companies in Australia and New Zealand, from July 1995 through September 1999.

G. S. Frank joined the Company in 1982 as a staff accountant.  Prior to his election as vice president-treasurer effective March 2001, he was vice president-controller from October 1999 through February 2001, general manager-Korea from September 1998 through September 1999, director of finance-Kingsford Products from 1997 through August 1998, director of finance-Armor All products from 1996 to 1997, director of finance-food products from 1995 to 1996 and director of corporate financial planning from 1994 to 1995.

D. J. Heinrich was elected vice president-chief financial officer effective October 2003.  Prior to that, he had joined the Company in March 2001 as vice president-controller.  From October 1996 through February 2001, he was employed by Transamerica Corporation, most recently as senior vice president-treasurer, Transamerica Finance Corporation.  Prior to that, he was employed by Granite Management Corporation, an indirect subsidiary of Ford Motor Company, as senior vice president-treasurer and controller.

P. S. Hewitt joined the Company as vice president–human resources in January 2003.  Prior to joining Clorox, Hewitt spent 10 years at The Quaker Oats Company.  She joined The Quaker Oats Company in September 1992 as manager-human resources, Pet Foods. In June 1994 she became director-human resources, Quaker Oats Beverages of North America and, in May 1997, she was appointed vice president-human resources for that division.  In March 1998, Hewitt was named senior vice president-human resources for The Quaker Oats Company.

T. D. Johnson was elected vice president-controller, effective October 2003.  He joined the Company in 1988 as a senior internal auditor and subsequently held positions of increasing responsibility in finance and accounting, business development, and marketing.  He served as manager of business development from 1996 to 1999 and as director of finance for the Company's automotive products business from 1999 to 2001.  In May 2001, he was appointed vice president of finance and accounting for the Company's specialty products business.

M. J. Richenderfer joined the Company in May, 2002 as vice president-supply chain.  Prior to this, from June 1993 through April 2002, he was employed by Nestlé S.A., most recently as vice president-supply chain in Vevey, Switzerland (Nestlé Global Headquarters).  He held various other positions at Nestlé including vice president-finance & IS for the pet care division and vice president and assistant general manager-Nestlé Distribution Company.  Prior to that, he was employed by Kraft General Foods where he held various positions in operations, finance, supply chain and sales.

G. C. Roeth joined the company in 1987 as a brand assistant in the marketing organization.  Prior to becoming vice president-growth and marketing effective June 2003, he was vice president-growth and strategy effective August 2002, vice president-marketing from April 2000 through July 2002, vice president-brand marketing from October 1999 through March 2000; marketing director-Brita from February 1998 through September 1999, group marketing manager for Brita from October 1996 through January 1998 and for home cleaning from January 1994 through September 1996.

G. R. Savage joined the Company in 1983 as an associate marketing manager.  Prior to his election as vice president-general manager, laundry and home care effective as of August 2002, he was vice president-general manager, Glad products from January 1999 through July 2002.  Prior to that, he served as vice president-food products from December 1997 through January 1999 and director of marketing for the household products business from 1993 to November 1997.

M. B. Springer was elected vice president-general manager, Glad Products, effective October 2002. She joined the Company in 1990 as an associate marketing manager in household products and subsequently held marketing positions of increasing responsibility with the Company's litter and home care businesses.  In October 1999, Ms. Springer was appointed vice president-marketing, Glad Products where she served until her present appointment except that she worked in the Company's "cut costs everywhere" program during a portion of fiscal year 2002.

S. A. Weiss joined the Company in 1994 as an area general manager for the Pacific-Rim business.  He was elected vice president-general manager, Brita and Canada in March 2000.  Prior to that, he was vice president-general manager, food & professional products from February 1999 to March 2000, vice president-Asia-Middle East from June 1998 through January 1999 and he held the position of area general manager-Asia-Middle East from 1994 until his election as an officer.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION.

The principal markets for the Company's common stock are the New York Stock Exchange and the Pacific Exchange.  The high and low sales prices quoted for New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in Note 22 - Quarterly Data (Unaudited) of the Notes to Consolidated Financial Statements, which appears on pages D-51and D-52 of Exhibit 99-1 hereto, incorporated herein by reference.

(b)  HOLDERS.

The approximate number of record holders of the Company's common stock as of July 31, 2003 was 14,784 based on information provided by the Company's transfer agent.

(c)  DIVIDENDS.

The amount of quarterly dividends paid with respect to the Company's common stock during the past two fiscal years appears in Note 22 - Quarterly Data (Unaudited) of the Notes to Consolidated Financial Statements, which appears on pages D-51 and D-52 of Exhibit 99-1 hereto, incorporated herein by reference.

(d) EQUITY COMPENSATION PLAN INFORMATION.

This information appears in Part III, Item 12(a) hereof.

ITEM 6.  SELECTED FINANCIAL DATA

This information appears under "Five-Year Financial Summary," on page D-55 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This information appears under "Management's Discussion and Analysis," on pages D-2 through

D-17 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under "Market-Sensitive Derivatives and Financial Instruments" in the "Management's Discussion and Analysis," on pages D-11 and D-12 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages D-18 through D-55 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Company's Board of Directors reported last year that, because of a consulting engagement between the Company and Deloitte Consulting, the engagement of Deloitte & Touche LLP as the Company's auditors would be terminated unless Deloitte & Touche LLP and Deloitte Consulting separated from each other before December 31, 2002. The proposed split between the two Deloitte organizations did not occur by that date. The Audit Committee, therefore, dismissed Deloitte & Touche LLP on February 15, 2003, after the review of the Company's financial statements for the quarter ended December 31, 2002 had been completed.

Deloitte & Touche LLP's report on the Company's consolidated financial statements as of and for the fiscal years ended June 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was made by the Audit Committee of the Board of Directors of the Company.

During the Company's two most recent fiscal years and the subsequent period through February 15, 2003, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

There have been no "reportable events" (as that term is used in Item 304(a)(1)(v) of Regulation S-K) during the Company's last two fiscal years and the subsequent period through February 15, 2003.

The Audit Committee, after reviewing proposals from those accounting firms without prohibited conflicts and conducting interviews with those firms, on February 15, 2003, engaged Ernst & Young LLP as the Company's auditors for fiscal year 2003.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  The chief executive officer and chief financial officer of the Company, with the participation of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.  During the fourth quarter of fiscal year 2003, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

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

Pursuant to the terms of Item 401(h) of Regulation S-K, the board of directors of the Company has determined that the Company has at least one financial expert serving on its audit committee—Robert W. Matschullat, who is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A (17 C.F.R. 240.14a-101) under the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K appears under "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement, incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and controller, among others.  The code of ethics is located on the Company's Internet website at www.clorox.com under "Company Information."  The Company intends to satisfy the requirement under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company's Internet website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appears under "Organization of the Board of Directors," "Compensation Interlocks and Insider Participation," "Summary Compensation Table," "Options and Stock Appreciation Rights," "Comparative Stock Performance," and "Pension Benefits" of the Proxy Statement, all incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  EQUITY COMPENSATION PLAN INFORMATION

The following table sets out the number of Company securities to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of outstanding options, warrants and rights and the number of securities available for future issuance under equity compensation plans.  Additional information concerning the Company's equity compensation plans appears in Note 14 - Stock Compensation Plans of the Notes to Consolidated Financial Statements, which appears on pages D-40, D-41 and D-42 of Exhibit 99-1 hereto, incorporated herein by reference.

	[a]	[b]	[c]

Plan category

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under non-qualified stock-based compensation programs (excluding securities reflected in column (a)) (in thousands)

Equity compensation plans
approved by security holders	15,529	33	11,237

Equity compensation plans
not approved by security holders	None

(b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

Information concerning the only entity or person known to the Company to be the beneficial owner of more than 5 percent of its common stock appears under "Beneficial Ownership of Voting Securities" of the Proxy Statement, incorporated herein by reference.

(c)  SECURITY OWNERSHIP OF MANAGEMENT.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears under "Audit Committee Report" of the Proxy Statement, incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

Consolidated Financial Statements and Independent Auditors' Reports included in Exhibit 99-1 hereto, incorporated herein by reference:

Consolidated Statements of Earnings for the years ended June 30, 2003, 2002 and 2001

Consolidated Balance Sheets as of June 30, 2003 and 2002

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors' Reports

(2)  Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K, including Exhibit 99-1, except as follows:

Valuation and Qualifying Accounts and Reserves ($ million)

Column A	Column B	Column C		Column D	Column E

Description		Additions		Deductions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end
	of period	expenses	accounts		of period

Allowance for doubtful accounts
Year ended June 30, 2003	(15)	(4)		9	(10)
Year ended June 30, 2002	(15)	(11)	4	7	(15)
Year ended June 30, 2001	(12)	(5)		2	(15)

Allowance for inventory obsolescence
Year ended June 30, 2003	(12)	(8)		17	(3)
Year ended June 30, 2002	(48)	(15)		51	(12)
Year ended June 30, 2001	(15)	(53)		20	(48)

Valuation allowance on deferred tax assets
Year ended June 30, 2003	(66)	(31)			(97)
Year ended June 30, 2002	(28)	(38)			(66)
Year ended June 30, 2001	(29)	1			(28)

Environmental reserve
Year ended June 30, 2003	(17)	(2)		2	(17)
Year ended June 30, 2002	(10)	(9)		2	(17)
Year ended June 30, 2001	(7)	(2)	(3)	2	(10)

LIFO allowance
Year ended June 30, 2003	(11)	3			(8)
Year ended June 30, 2002	(11)				(11)
Year ended June 30, 2001	(10)	(1)			(11)

Restructuring reserve
Year ended June 30, 2003	(14)			8	(6)
Year ended June 30, 2002	(11)	(32)		29	(14)
Year ended June 30, 2001	(16)	(4)		9	(11)

(3)  See the Index to Exhibits that is included herein.  The following are management contracts and compensatory plans or arrangements:

Long-Term Compensation Program dated October 21, 1987, amended November 17,

1993, which was adopted by the shareholders at the Company's annual meeting of shareholders on November 17, 1993 (filed as Exhibit 10(i) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

1993 Directors' Stock Option Plan dated November 17, 1993, which was adopted by the shareholders at the Company's annual meeting of shareholders on November 17, 1993 (filed as Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

Supplemental Executive Retirement Plan Restated (July 17, 1991, amended May 18, 1994, January 17, 1996 and January 19, 2000) (filed as Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

Officer Employment Agreement (form) (filed as Exhibit 10(viii) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

Officer Change of Control Employment Agreement (form) (filed as Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

The Clorox Company 1995 Performance Unit Plan (filed as Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

The Clorox Company 1996 Stock Incentive Plan, amended and restated as of July 19, 2001, which was adopted by the shareholders at the Company's annual meeting of shareholders on November 28, 2001  (filed as Exhibit 10(xii) to the Annual Report on Form 10-K for the year ended June 30, 2001, incorporated herein by this reference)

The Clorox Company 1996 Executive Incentive Compensation Plan, amended and restated as of July 17, 2002, attached hereto as Exhibit 10(xiii)

The Clorox Company Independent Directors' Stock-Based Compensation Plan (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

The Clorox Company Management Incentive Compensation Plan, amended and restated as of July 17, 2002, attached hereto as Exhibit 10(xvi)

Agreement between The Clorox Company and G. Craig Sullivan, dated effective as of November 1, 2001 (filed as Exhibit 10(xvii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

The Clorox Company 1996 Stock Incentive Plan Non-Qualified Stock Option Award Agreement, Notice of Stock Option Grant, issued to G. Craig Sullivan effective as of November 1, 2001 (filed as Exhibit 10(xviii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

The Clorox Company 1996 Stock Incentive Plan Restricted Stock Award Agreement, entered into by The Clorox Company and G. Craig Sullivan, dated effective as of November 1, 2001 (filed at Exhibit 10(xix) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

The Clorox Company 1996 Stock Incentive Plan Restricted Stock Unit Award Agreement entered into by The Clorox Company and Gerald E. Johnson, dated effective as of July 15, 2003 (attached hereto as Exhibit 10(xxi))

(b)  Current Reports on Form 8-K during the fourth quarter of fiscal year 2003:

      None.

(c)  Exhibits:

      Index to Exhibits follows.

(d)  (Not applicable)

Index to Exhibits

(3)     (i)         Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference)

         (ii)        Bylaws (restated) of the Company (attached hereto as Exhibit 3(ii))

(4)        Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.

(10)      Material contracts:

(i)         Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993, which was adopted by the shareholders at the Company's annual meeting of shareholders on November 17, 1993 (filed as Exhibit 10(i) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(ii)        Agreement between Henkel KGaA and the Company dated June l8, l981 (filed as Exhibit 10(ii) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(iii)       Agreement between Henkel GmbH (now Henkel KGaA) and the Company dated July 3l, l974 (filed as Exhibit 10(iii) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(iv)       Agreement between Henkel KGaA and the Company dated July 16, 1986 (filed as Exhibit 10(iv) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(v)        Agreement between Henkel KGaA and the Company dated March 18, 1987 (filed as Exhibit 10(v) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(vi)       Supplemental Executive Retirement Plan Restated (July 17, 1991, amended May 18, 1994, January 17, 1996 and January 19, 2000), (filed as Exhibit 10(vi) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, incorporated herein by reference)

(vii)      1993 Directors' Stock Option Plan dated November 17, 1993, which was adopted by the shareholders at the Company's annual meeting of shareholders on November 17, 1993 (filed as Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(viii)      Officer Employment Agreement (form) (filed as Exhibit 10(viii) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(ix)       Officer Change of Control Employment Agreement (form) (filed as Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(x)        Non-Qualified Deferred Compensation Plan (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(xi)       The Clorox Company 1995 Performance Unit Plan (filed as Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(xii)      The Clorox Company 1996 Stock Incentive Plan, amended and restated as of July 19, 2001, which was adopted by the shareholders at the Company's annual meeting of shareholders on November 28, 2001 (filed as Exhibit 10(xii) to the Annual Report on Form 10-K for the year ended June 30, 2001, incorporated herein by reference)

(xiii)      The Clorox Company 1996 Executive Incentive Compensation Plan, amended and restated as of July 17, 2002, attached hereto as Exhibit 10(xiii)

(xiv)     The Clorox Company Independent Directors' Stock-Based Compensation Plan, (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

(xv)      Agreement between Henkel KGaA and the Company dated November 2, 1999 (filed as Exhibit 10 (xix) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference)

(xvi)     The Clorox Company Management Incentive Compensation Plan, amended and restated as of July 17, 2002, attached hereto as Exhibit 10(xvi)

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

(xx)      Agreement between HC Investments, Inc. and the Company dated July 16, 2003 (attached hereto as Exhibit 10(xx)

(xxi)     The Clorox Company 1996 Stock Incentive Plan Restricted Stock Unit Award Agreement entered into by The Clorox Company and Gerald E. Johnson, dated effective as of July 15, 2003 (attached hereto as Exhibit 10(xxi))

(16)      Letter from Deloitte & Touche LLP ("D&T"), dated September 17, 2003, stating that D&T agrees with the disclosures made in Item 9 above

(21)      Subsidiaries of the Company

Ernst & Young LLP Independent Auditors' Consent

Deloitte and Touche LLP Independent Auditors' Consent

(24)      Power of Attorney (see pages 21 and 22)

(31-1)   Certification by the Chief Executive Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 31-1

(31-2)   Certification by the Chief Financial Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 31-2

(32)      Certificationby the Chief Executive Officer and Chief Financial Officer of The Clorox Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32

Management's Discussion and Analysis and Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY
Date: September 17, 2003	By: /s/G. E. Johnston
G. E. Johnston, President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Bewley, Karen M. Rose and Daniel J. Heinrich, jointly and severally, attorneys-in-fact and agents, with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Form 10-K, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/G. C. Sullivan	Chairman of the Board &	September 17, 2003
G. C. Sullivan	Director

/s/ G. E. Johnston	President, Chief Executive	September 17, 2003
G. E. Johnston	Officer and Director

/s/ D. Boggan	Director	September 17, 2003
D. Boggan, Jr.

/s/T. M. Friedman	Director	September 17, 2003
T. M. Friedman
/s/ C. Henkel	Director	September 17, 2003
C. Henkel

/s/ W.R. Johnson	Director	September 17, 2003
W. R. Johnson

/s/R. W. Matschullat	Director	September 17, 2003
R. W. Matschullat
/s/G. G. Michael	Director	September 17, 2003
G. G. Michael
/s/ K. Morwind	Director	September 17, 2003
K. Morwind
/s/J. L. Murley	Director	September 17, 2003
J. L. Murley
/s/L. R. Scott	Director	September 17, 2003
L. R. Scott
________________	Director	September __, 2003
M. E. Shannon
/s/K. M. Rose	Group Vice President -	September 17, 2003
K. M. Rose	Chief Financial Officer
(Principal Financial
Officer)

/s/D. J. Heinrich	Vice President-Controller	September 17, 2003
D. J. Heinrich	(Principal Accounting
Officer)