Form 10-Q
period 2003-09-30
CLOROX CO /DE/
filed 2003-11-07
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

           Yes        X                                         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

           Yes        X                                         No

As of September 30, 2003 there were 211,027,657 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings
		Three Months ended September 30, 2003 and 2002	3

		Condensed Consolidated Balance Sheets
		September 30, 2003 and June 30, 2003	4

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended September 30, 2003 and 2002	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Results of
		Operations and Financial Condition	13

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

	Item 4.	Controls and Procedures	16

PART II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended

	9/30/2003	9/30/2002

Net sales	$1,048	$1,047
Cost of products sold	591	544

Gross profit	457	503

Selling and administrative expenses	122	116
Advertising costs	106	111
Research and development costs	19	15
Restructuring and asset impairment costs	-	3
Interest expense	6	8
Other expense	3	6

Earnings from continuing operations before income taxes	201	244
Income taxes	71	86

Earnings from continuing operations	130	158

Losses from discontinued operations, net of tax benefits of $1 and $6 for the three-month periods ended September 30, 2003
and 2002, respectively	(1)	(13)

Net earnings	$129	$145

Net earnings (losses) per common share
Basic
Continuing operations	$0.61	$0.71
Discontinued operations	(0.00)	(0.06)

Basic net earnings per common share	$0.61	$0.65

Diluted
Continuing operations	$0.60	$0.71
Discontinued operations	(0.00)	(0.06)

Diluted net earnings per common share	$0.60	$0.65

Weighted average shares outstanding (in thousands)
Basic	212,654	221,883
Diluted	214,807	224,051

Dividends per common share	$0.27	$0.22

See Notes to Condensed Consolidated Financial Statements.

  PART I - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	9/30/2003	6/30/2003

Assets
Current assets
Cash and cash equivalents	$187	$172
Receivables, net	379	463
Inventories	273	264
Other current assets	44	46
Assets held for sale	8	6

Total current assets	891	951

Property, plant and equipment, net	1,066	1,072

Goodwill, net	732	730

Trademarks and other intangible assets, net	640	651

Other assets, net	229	248

Total assets	$3,558	$3,652

Liabilities and Stockholders' Equity
Current Liabilities
Notes and loans payable	$653	$361
Current maturities of long-term debt	16	213
Accounts payable	282	312
Accrued liabilities	490	537
Income taxes payable	2	28

Total current liabilities	1,443	1,451

Long-term debt	479	495

Other liabilities	361	376

Deferred income taxes	118	115

Stockholders' equity
Common stock	250	250
Additional paid-in capital	263	255
Retained earnings	2,633	2,565
Treasury shares, at cost, 38,799,277 and 36,150,266 shares
At at September 30, 2003 and June 30, 2003, respectively	(1,634)	(1,507)
Accumulated other comprehensive net losses	(344)	(339)
Unearned compensation	(11)	(9)

Stockholders' equity	1,157	1,215

Total liabilities and stockholders' equity	$3,558	$3,652

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended

	9/30/2003	9/30/2002
Operations:
Earnings from continuing operations	$ 130	$ 158
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	47	43
Deferred income taxes	2	3
Other	9	12
Cash effects of changes in:
Receivables, net	86	104
Inventories	(9)	-
Other current assets	2	2
Accounts payable and accrued liabilities	(100)	(133)
Income taxes payable	14	27
Pension contribution	(37)	-

Net cash provided by continuing operations	144	216
Net cash used for discontinued operations	(4)	(12)

Net cash provided by operations	140	204
Investing Activities:
Capital expenditures	(39)	(40)
Low income housing contributions	(10)	(12)
Other	1	(3)

Net cash used for investing by continuing operations	(48)	(55)
Net cash provided by investing by discontinued operations	-	1

Net cash used for investing activities	(48)	(54)
Financing Activities:
Notes and loans payable, net	292	(8)
Long-term debt borrowings	7	4
Long-term debt repayments	(200)	(1)
Cash dividends paid	(58)	(49)
Treasury stock purchased and related premiums	(147)	(138)
Issuance of common stock for employee stock plans, and other	13	7
Proceeds from settlement of interest rate swaps	23	-

Net cash used for financing by continuing operations	(70)	(185)
Net cash (used for) provided by financing by discontinued operations	(7)	3

Net cash used for financing activities	(77)	(182)

Effect of exchange rate changes on cash and cash equivalents	-	(2)

Net increase (decrease) in cash and cash equivalents	15	(34)
Cash and cash equivalents:
Beginning of period	172	177

End of period	$ 187	$ 143

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Interim Financial Statements

Basis of Presentation

The interim condensed unaudited consolidated financial statements for the three-month periods ended September 30, 2003 and 2002, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the "Company”) for the periods presented.  Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation.  The results for the interim period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004 or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2003, which includes a complete set of financial notes, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ from estimates and assumptions made.

New Accounting Standards and Developments

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 sets forth criteria to be used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  In October 2003, the FASB announced the deferral of the effective date for applying the provisions of FIN No. 46 to interests held by public entities in VIEs created before February 1, 2003. The deferral extends the effective date of FIN No. 46 to the Company’s second fiscal quarter. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to the current guidance in FIN No. 46.  The FASB indicated that it expects to issue this modification in final form prior to the end of calendar year 2003.  The Company has evaluated whether the current consolidation guidance in FIN No. 46 is applicable to its investment in low income housing partnerships and the investment fund, which continue to be accounted for by the equity method as of September 30, 2003 (see Note 5), and has concluded that only the investment fund would need to be consolidated under the most current guidance. The Company does not expect that this consolidation will have a material impact on its consolidated financial statements if the current guidance were not to be modified, and will assess whether the issuance of any modifications to FIN No. 46 will impact its conclusion on the accounting for these interests.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The application of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Discontinued Operations and Assets Held for Sale

In the first quarter of fiscal year 2003, the Company announced its intent to sell its business in Brazil, a reporting unit included in the Household Products – Latin America/Other segment.  This decision was due to the deteriorating economic and market conditions and the Company’s lack of scale in the region.  The Company continues to actively market the remaining net assets of the Brazil business, which has been classified as a discontinued operation.

The following table presents the losses from discontinued operations, which are classified separately in the condensed consolidated statements of earnings.

	Three Months Ended

	9/30/2003	9/30/2002

Net sales	$2	$7

Losses from discontinued operations
before income taxes	($2)	($19)
Income tax benefits	1	6

Losses from discontinued operations, net of tax	($1)	($13)

Assets held for sale, including those related to the discontinued Brazil operations, are as follows:

	9/30/2003	6/30/2003

Brazil	$5	$5
Other, including former manufacturing facilities held for sale	3	1

Assets held for sale	$8	$6

Financial Instruments

The Company utilizes derivative instruments, principally swap, forward and option contracts, to enhance its ability to manage the risks associated with fluctuations in interest rates, foreign currencies and commodity prices, which exist as part of its ongoing business operations.  These contracts hedge transactions and balances for periods consistent with the related exposures and do not constitute investments independent of these exposures.  As of September 30, 2003, the Company’s outstanding interest rate swap agreements had either matured or been settled during the period.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Financial Instruments (Continued)

At September 30, 2003 and June 30, 2003, the Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	9/30/2003	6/30/2003

Current Assets
Commodity contracts	$1	$ -
Foreign exchange contracts	-	1

Other Assets
Commodity contracts	1	2
Interest rate swaps	-	39

Current Liabilities
Interest rate swaps	-	2

The estimated notional and fair value amounts of the Company’s derivative instruments are summarized below:

	9/30/2003		6/30/2003

	Notional	Fair Value	Notional	Fair Value

Commodity contracts	$113	$2	$125	$2
Foreign exchange contracts	41	-	259	-
Debt-related contracts	-	-	400	41

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings who are expected to fully perform under the terms of the agreements.

Inventories

      Inventories at September 30, 2003 and June 30, 2003 consisted of:

	9/30/2003	6/30/2003

Finished goods	$189	$179
Work in process	14	9
Raw materials and packaging	83	87
LIFO allowances	(9)	(8)
Allowance for obsolescence	(4)	(3)

Total	$273	$264

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Other Assets

Other assets at September 30, 2003 and June 30, 2003 consisted of:

	9/30/2003	6/30/2003

Equity investments in:
Henkel Iberica, S.A. of Spain	$56	$56
Other entities	42	39
Investment in low income housing partnerships	56	46
Derivative contracts	-	41
Investment fund	13	14
Retirement plan assets	35	22
Other	27	30

Total	$229	$248

Net Earnings per Common Share (“EPS”)

Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding during each period.  Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock, performance units and other securities.  The weighted average number of common shares outstanding (denominator) used to calculate basic EPS is reconciled to those shares used in calculating diluted EPS as follows (in thousands):

	Weighted Average Number of Common Shares Outstanding

	Three Months Ended

	9/30/2003	9/30/2002

Basic	212,654	221,883
Stock options and other	2,153	2,168

Diluted	214,807	224,051

Stock options to purchase 1,566,754 and 1,545,000 shares of common stock for the three-month periods ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the exercise price of the stock options was greater than the average market price of the common shares and therefore the effect would be antidilutive.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Comprehensive Income

      Comprehensive income for the Company includes net earnings, foreign currency translation adjustments and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of stockholders' equity.  Comprehensive income for the three-month periods ended September 30, 2003 and 2002 is as follows:

	Three Months Ended

	9/30/2003	9/30/2002

Net earnings	$129	$145
Other comprehensive losses
Foreign currency translation adjustments	(3)	(27)
Net derivative loss	(1)	(3)

Total comprehensive income	$125	$115

Goodwill, Trademarks and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s policy is to separately identify, value, and determine the useful lives for all intangible assets acquired. Those assets with a definite life are amortized over such periods, and those with indefinite lives are not amortized, but tested for impairment. The annual impairment tests are performed in the third quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment charges were recorded for the quarter ended September 30, 2003.

Changes in the carrying amount of goodwill for the three-month period ended September 30, 2003, by operating segment, are as follows:

	Net Balance	Translation	Net Balance
	6/30/2003	Adjustments	9/30/2003

Household Products - North America	$ 125	$ -	$ 125
Specialty Products	381	-	381
Household Products - Latin America/Other	155	2	157
Corporate, Interest and Other	69	-	69

Total Company	$ 730	$ 2	$ 732

Changes in trademarks and other intangible assets at September 30, 2003 are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $142 and $137 at September 30, 2003 and June 30, 2003, respectively.  Estimated amortization expense is $11 for each of the fiscal years 2005, 2006, 2007, 2008 and 2009.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Goodwill, Trademarks and Other Intangible Assets (Continued)

	Net balance	Translation		Net balance
	6/30/2003	Adjustments	Amortization	9/30/2003

Trademarks and other intangible assets
subject to amortization
Patents	$3	$ -	($1)	$2
Technology	105	-	(3)	102
Other	28	(1)	(1)	26

Sub-total	136	(1)	(5)	130

Trademarks not subject to amortization	515	(5)	-	510

Total	$651	($6)	($5)	$640

Stock Option Plans

The Company’s stock option plans provide for the granting of stock options to officers, key employees and directors.  The Company accounts for stock-based compensation using the intrinsic value methods prescribed in Accounting Principles Board Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized.

If compensation expense for the Company’s various stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, and basic and diluted EPS would have been as follows:

	Three Months Ended

	9/30/2003	9/30/2002

Net earnings:
As reported	$129	$145
Fair value-based expense, net of tax	(6)	(5)

Pro forma	$123	$140

Net earnings per common share
Basic
As reported	$0.61	$0.65
Pro forma	$0.58	$0.63

Diluted
As reported	$0.60	$0.65
Pro forma	$0.57	$0.63

PART I - FINANCIAL INFORMATION (Continued)

  Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Guarantees

In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, retention of pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items.  The Company has several indemnification agreements in effect through fiscal year 2006 that specify a maximum possible indemnification exposure.  The Company’s aggregate exposure from these agreements is capped at $42. However, based on historical experience and evaluation of the specific agreements, the Company does not believe that any significant payments will result.

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

Household Products – Latin America/Other:  Includes operations outside the United States and Canada, excluding the European automotive care businesses.

The table below represents operating segment information.

			Earnings (Losses) from Continuing Operations
	Net Sales		Before Income Taxes

	Three Months Ended		Three Months Ended

	9/30/2003	9/30/2002	9/30/2003	9/30/2002

Household Products - North America	$ 603	$ 628	$ 156	$ 206
Specialty Products	318	306	108	114
Household Products - Latin America/Other	127	113	31	16
Corporate, Interest and Other	-	-	(94)	(92)

Total Company	$ 1,048	$ 1,047	$ 201	$ 244

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 25% of consolidated net sales for the three-month periods ended September 30, 2003 and 2002.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Results of Operations

Comparison of the Three Months Ended September 30, 2003

With the Three Months Ended September 30, 2002

Diluted net earnings per common share decreased 8% to 60 cents for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.  The decrease was driven primarily by higher cost of products sold, partially offset by the effect of the Company’s share repurchases.

Net sales increased by $1 million to $1,048 million due to a volume increase of 2% which was driven by record shipments of Glad products, record first-quarter shipments of charcoal, food and cat litter products, and a double-digit increase in Latin America shipments.  The volume increase was partially offset by higher trade and coupon spending and an unfavorable product mix.

The Household Products – North America segment reported a net sales decrease of 4% and a volume increase of 1%.  Volume growth in the segment was driven by all-time record shipments of Glad products, due to record first-quarter shipments of Gladtrash bags and GladWare containers, and the introduction of Glad Press ‘n Seal wrap. Also contributing to volume growth were new laundry and home care products and increased shipments of Clorox bleach. Nearly offsetting these positive trends were declines in wipes and convenience mopping due to competitive activity, and a high base-period comparison due to last year’s launch of Britapitchers with electronic filter change indicators.  The variance between volume and net sales was primarily the result of increased trade-promotion spending and an unfavorable product mix, partially offset by favorable foreign-exchange rates.

The Specialty Products segment reported net sales and volume increases of 4%.   The segment’s strong volume growth was driven by increases in shipments of food products, cat litter and charcoal. Delivering record first-quarter shipments were bottled Hidden Valley salad dressing, Fresh Step scoopable cat litter, and Kingsford and Match Light charcoal. Scoop Away cat litters and Fresh Step regular cat litter achieved all-time record shipments.

The Household Products – Latin America/Other segment’s net sales and volume increased by 13% and 4%, respectively.  Volume improvements were primarily driven by increased shipments in Mexico and Argentina, partially offset by a decline in Korea insecticides shipments due to weather conditions.  Net sales growth outpaced volume growth due to favorable foreign-exchange rates and price increases, partially offset by an unfavorable product mix.

Cost of products sold as a percentage of net sales increased to 56.4% for the quarter ended September 30, 2003 as compared to 52.0% for the quarter ended September 30, 2002.  This increase was driven by higher manufacturing costs due to start-up costs for new products, increased resin and other raw materials costs, increased contract-manufacturing costs for Match Light charcoal, and an unfavorable product mix, partially offset by strong cost-saving initiatives.

Selling and administrative expenses increased by 5% to $122 million driven primarily by higher expenses related to the Company’s new system projects.

Advertising costs as a percentage of net sales was 10.1% for the quarter ended September 30, 2003 versus 10.6% for the year ago quarter.  The decrease reflectsa shift in spending from advertising to trade promotion to support new-product launches, including GladPress ‘n Seal wrap, Clorox bleach pen, and Clorox bathroom cleaners with Teflon surface protector.

The effective tax rate on continuing operations was 35.3% for the quarter ended September 30, 2003 as compared to 35.2% for the quarter ended September 30, 2002.

Losses from discontinued operations decreased to $1 million for the quarter ended September 30, 2003 from $13 for the quarter ended September 30, 2002. The losses from discontinued operations in the year-ago quarter were driven by pre-tax impairment charges of $19 million related to Brazil.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources

The Company’s financial position and liquidity remain strong as of September 30, 2003. Net cash provided by operations was $140 million for the quarter ended September 30, 2003, down from $204 million in the year-ago quarter. This decrease in operating cash flows was driven by lower earnings from continuing operations, a $37 million pension contribution made during the quarter ended September 30, 2003 and other working capital changes.

Working Capital

The Company’s balance of working capital declined from June 30, 2003 to September 30, 2003 principally due to seasonality and timing.

The $84 million decrease in receivables was driven primarily by a $78 million decrease attributable to the seasonal nature of the Charcoal, Insecticides, Food and Auto businesses, which typically have peak trade receivable balances in the fourth fiscal quarter. The $95 million increase in short-term borrowings was due primarily to $290 million of additional commercial paper borrowings, which were partially offset by a $200 million payoff due to the maturity of preferred interest transferable securities.

The $103 million decrease in payable and accrued liability balances was attributable to $61 million of profit sharing and incentive compensation payments, a $23 million decrease in the Specialty Products segment driven by lower advertising and coupon accruals and seasonality, a $15 million decrease due to the timing of interest payments on long-term debt and other net decreases of $4 million.

Stock Repurchases

During the three-month period ended September 30, 2003, the Company acquired 3.3 million shares of its common stock at a total cost of $147 million. These repurchases relate to $1.7 billion board-authorized repurchase program, bringing the total number of shares repurchased under the program to approximately 22 million at a total cost of $920 million.

Capital Expenditures

Capital expenditures were $39 million and $40 million for the three-month periods ended September 30, 2003 and 2002, respectively, and included $14 million and $23 million, respectively, for the Company’s enterprise resource planning and customer relationship management data processing systems.  The Company is implementing these information systems over a three-year period, with total implementation costs estimated to be approximately $310 million.  Total inception-to-date expenditures for these systems through September 30, 2003 were $251 million, of which $212 million has been capitalized as property, plant and equipment, and $39 million has been recorded as selling and administrative expense.  Expenditures for the three-month period ended September 30, 2003 totaled $15 million, of which $14 million has been capitalized and $1 million expensed.

The Company expects to achieve approximately $125 million in one-time working capital reductions and approximately $80 million of annual ongoing savings from the information systems.  Some of the working capital reductions and ongoing cost savings are already being realized, with further savings expected when the systems are fully-implemented.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources

Credit Arrangements

During the three months ended September 30, 2003 and 2002, cash flow from continuing operations exceeded cash requirements to fund capital expenditures, dividends and scheduled debt service.  A portion of the operating cash flows were used to repurchase shares of the Company’s outstanding common stock. The Company believes that cash flow from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity during the next twelve months.

At September 30, 2003, the Company had domestic credit agreements with available credit lines totaling $750 million, which expire on various dates through March 2007.  At September 30, 2003 and June 30, 2003, there were no borrowings under these agreements, which are available for general corporate purposes and to support additional commercial paper issuance.  In addition, the Company had $16 million of foreign working capital credit lines and overdraft facilities at September 30, 2003, of which $8 million is available for borrowing.  The Company is in compliance with all restrictive covenants and limitations as of September 30, 2003, and does not anticipate any problems in securing future credit agreements.

Management believes the Company has access to sufficient capital through internally generated cash flows, existing lines of credit and, should the need arise, other public and private sources.

Cautionary Statement

Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future volume, sales and earnings growth, profitability, costs, cost savings or expectations, are forward-looking statements based on management's estimates, assumptions and projections.  These forward-looking statements are subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes.  Important factors that could cause results to differ materially from management's expectations are described in the section entitled   "Forward-Looking Statements and Risk Factors" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form  10-K for the year ended June 30, 2003, as updated from time to time in the Company's SEC filings.  Those factors include, but are not limited to, general economic and marketplace conditions and events, competitors’ actions, the Company's costs (including the impact of world events on raw material costs and/or supply disruption), the success of information systems design and implementation, the ability to manage and realize the benefits of joint ventures and other cooperative relationships, risks inherent in litigation and international operations, the success of new products, the integration of acquisitions, and environmental, regulatory and intellectual property matters.

PART I - FINANCIAL INFORMATION (Continued)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Clorox Company

There have not been any material changes during the three-month period ended September 30, 2003.  However, the Household Products-Latin America/Other segment continues to be affected by weakening economic, social, and political conditions in certain countries in South America where it does business.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  The chief executive officer and chief financial officer of the Company, with the participation of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.  During the first quarter of fiscal year 2004, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Clorox Company

Exhibits

(31-1)    Certification by the Chief Executive Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 31-1

(31-2)    Certification by the Chief Financial Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 31-2

(32)       Certification by the Chief Executive Officer and Chief Financial Officer of The Clorox Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") on August 12, 2003, relating to the issuance of an earnings release for the quarter ended June 30, 2003.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  November 7, 2003                                         BY          /s/ Thomas D. Johnson

                                                                                          Thomas D. Johnson

                                                                                          Vice-President – Controller