Form 10-Q
period 2003-12-31
CLOROX CO /DE/
filed 2004-02-10
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

           Yes        X                                         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

           Yes        X                                         No

As of December 31, 2003 there were 210,151,206 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings
		Three Months and Six Months Ended December 31, 2003 and 2002	3

		Condensed Consolidated Balance Sheets
		December 31, 2003, and June 30, 2003	4

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended December 31, 2003 and 2002	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Results of	15
		Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 6.	Exhibits and Reports on Form 8-K	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended		Six Months Ended

	12/31/2003	12/31/2002	12/31/2003	12/31/2002

Net sales	$947	$926	$1,995	$1,973
Cost of products sold	535	496	1,126	1,040

Gross profit	412	430	869	933

Selling and administrative expenses	129	131	251	247
Advertising costs	88	104	194	214
Research and development costs	20	18	39	33
Restructuring and asset impairment costs	-	30	-	33
Interest expense	7	8	13	16
Other (income) expense, net	(2)	(3)	1	3

Earnings from continuing operations before income taxes	170	142	371	387
Income taxes	59	55	130	142

Earnings from continuing operations	111	87	241	245

Earnings (losses) from discontinued operations, net of tax benefits of $1 and $1 for the three-month, and $2 and $7 for the six-month
periods ended December 31, 2003 and 2002, respectively	(2)	2	(3)	(11)

Net earnings	$109	$89	$238	$234

Net earnings (losses) per common share
Basic
Continuing operations	$0.53	$0.40	$1.14	$1.11
Discontinued operations	(0.01)	0.01	(0.01)	(0.05)

Basic net earnings per common share	$0.52	$0.41	$1.13	$1.06

Diluted
Continuing operations	$0.52	$0.39	$1.13	$1.10
Discontinued operations	(0.01)	0.01	(0.02)	(0.05)

Diluted net earnings per common share	$0.51	$0.40	$1.11	$1.05

Weighted average common shares outstanding (in thousands)
Basic	210,500	218,334	211,577	220,108
Diluted	212,959	220,782	213,924	222,497

Dividends per common share	$0.27	$0.22	$0.54	$0.44

See Notes to Condensed Consolidated Financial Statements

  PARTI - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	12/31/2003	6/30/2003

Assets
Current assets
Cash and cash equivalents	$201	$172
Receivables, net	345	463
Inventories	305	264
Other current assets	43	46
Assets held for sale	9	6

Total current assets	903	951

Property, plant and equipment, net	1,069	1,072

Goodwill, net	752	730

Trademarks and other intangible assets, net	643	651

Other assets, net	230	248

Total assets	$3,597	$3,652

Liabilities and Stockholders' Equity
Current liabilities
Notes and loans payable	$662	$361
Current maturities of long-term debt	5	213
Accounts payable	235	312
Accrued liabilities	522	537
Income taxes payable	22	28

Total current liabilities	1,446	1,451

Long-term debt	475	495

Other liabilities	373	376

Deferred income taxes	118	115

Stockholders' equity
Common stock	250	250
Additional paid-in capital	271	255
Retained earnings	2,682	2,565
Treasury shares, at cost, 39,675,728 and 36,150,266 shares at
December 31, 2003 and June 30, 2003, respectively	(1,685)	(1,507)
Accumulated other comprehensive net losses	(319)	(339)
Unearned compensation	(14)	(9)

Stockholders' equity	1,185	1,215

Total liabilities and stockholders' equity	$3,597	$3,652

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended

	12/31/2003	12/31/2002

Operations:
Earnings from continuing operations	$241	$245
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	95	88
Deferred income taxes	5	5
Restructuring and asset impairment-Argentina	-	30
Other	22	15
Cash effects of changes in (excluding effects of businesses acquired):
Receivables, net	120	156
Inventories	(38)	(16)
Other current assets	5	(2)
Accounts payable and accrued liabilities	(135)	(176)
Income taxes payable	58	64
Pension contribution	(37)	-

Net cash provided by continuing operations	336	409
Net cash used for discontinued operations	(8)	(6)

Net cash provided by operations	328	403

Investing Activities:
Capital expenditures	(83)	(92)
Businesses acquired	(11)	-
Low income housing contributions	(9)	(16)
Other	(2)	2

Net cash used for investing by continuing operations	(105)	(106)

Financing Activities:
Notes and loans payable, net	301	40
Long-term debt borrowings	7	7
Long-term debt repayments	(214)	(3)
Cash dividends paid	(115)	(97)
Treasury stock purchased from non-affiliates	(155)	(307)
Treasury stock purchased from related party, Henkel KGaA (Note 14)	(65)	-
Issuance of common stock for employee stock plans	32	28
Proceeds from settlement of interest rate swaps, and other	22	-

Net cash used for financing by continuing operations	(187)	(332)
Net cash (used for) provided by financing by discontinued operations	(8)	4

Net cash used for financing activities	(195)	(328)

Effect of exchange rate changes on cash and cash equivalents	1	3

Net increase (decrease) in cash and cash equivalents	29	(28)
Cash and cash equivalents:
Beginning of period	172	177

End of period	$201	$149

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

1)   Interim Financial Statements

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three-month and six-month periods ended December 31, 2003, and 2002, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the "Company”) for the periods presented.  Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation.  The results for the interim period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004, or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2003, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ materially from estimates and assumptions made.

New Accounting Standards and Developments

In April, 2003, the Financial Accounting Standards Board (“FASB”) decided to require all companies to include the fair value of employee stock options granted, modified or settled as an expense in reported net earnings and now plans to issue a proposed statement during the Company’s third quarter of fiscal year 2004.  In October, 2003, the FASB agreed that the effective date of this proposed statement would be for all stock compensation awards granted, modified or settled during the 2006 fiscal year.  The Company currently accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, whereby options are granted at market price and no compensation cost is recognized.  Refer to Note 9 for more information on the Company’s stock option plans.

In December, 2003, the FASB issued FASB Interpretation (“FIN”) No. 46-R, “Consolidation of Variable Interest Entities.” FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  The Company has evaluated whether the provisions of FIN No. 46-R are applicable to its investments in low-income housing partnerships, the investment fund, and other investments, which are all currently accounted for by the equity method (Note 5).  Based on this evaluation, the Company has concluded that only the investment fund will need to be consolidated, and this consolidation will be required during the Company’s third quarter of fiscal year 2004. The Company does not expect that this accounting change will have a material impact on its consolidated financial statements.

In December, 2003, the FASB issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers' Disclosures about Pensions and Other Postretirement Benefits.”  This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items.  The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions.  The annual disclosures will be required for the Company’s June 30, 2004, Form 10-K and the quarterly disclosures will be required for the Company’s March 31, 2004, Form 10-Q.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

1)   Interim Financial Statements (Continued)

In December, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company has elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans because specific authoritative guidance on the accounting for the Act’s provisions is pending. Once issued, this guidance could require the Company to change previously reported financial information.

2)   Discontinued Operations and Assets Held for Sale

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

	Three Months Ended		Six Months Ended

	12/31/20033	12/31/2002	12/31/2003	12/31/2002

Net sales	$-	$8	$-	$15

Earnings (losses) from discontinued operations
before income taxes	($3)	$1	($5)	$1
Asset impairment charges	-	-	-	(19)
Income tax benefits	1	1	2	7

Earnings (losses) from discontinued operations, net of tax	($2)	$2	($3)	($11)

Assets held for sale, including those related to the discontinued Brazilian operation, are as follows:

	12/31/2003	6/30/2003

Brazil	$3	$5
Other assets including former manufacturing
facilities held for sale	6	1

Assets held for sale	$9	$6

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

3)   Financial Instruments

The Company utilizes derivative instruments, principally swap, forward and option contracts, to enhance its ability to manage the risks associated with fluctuations in interest rates, foreign currencies and commodity prices, which exist as part of its ongoing business operations.  These contracts are economic hedges for transactions and balances for periods consistent with the related exposures and do not constitute investments independent of these exposures.

At December 31, 2003, and June 30, 2003, the Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	12/31/2003	6/30/2003

Current assets
Commodity contracts	$1	$ -
Foreign exchange contracts	-	1

Other assets
Commodity contracts	2	2
Interest rate swaps	-	39

Current liabilities
Foreign exchange contracts	(1)	-
Interest rate swaps	-	2

The estimated notional and fair value amounts of the Company’s derivative instruments are summarized below:

	12/31/2003		6/30/2003

	Notional	Fair Value	Notional	Fair Value

Commodity contracts	$95	$2	$125	$2
Foreign exchange contracts	37	(1)	259	-
Debt-related contracts	-	-	400	41

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings who are expected to fully perform under the terms of the agreements.

4)   Inventories

Inventories at December 31, 2003, and June 30, 2003 consisted of:

	12/31/2003	6/30/2003

Finished goods	$222	$179
Work in process	22	9
Raw materials and packaging	74	87
LIFO allowances	(9)	(8)
Allowance for obsolescence	(4)	(3)

Total	$305	$264

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

5)   Other Assets

Other assets at December 31, 2003, and June 30, 2003 consisted of:

	12/31/2003	6/30/2003

Equity investments in:
Henkel Iberica, S.A. of Spain	$61	$56
Other entities	38	39
Investment in low income housing partnerships	49	46
Derivative contracts	2	41
Investment fund	13	14
Retirement plan assets	36	22
Other	31	30

Total	$230	$248

The Company is a 99% limited partner in an investment fund which is accounted for on the equity basis. The Company invested in the fund as a hedging strategy to manage a portion of its emerging markets foreign exchange and economic investment risk. The general partner, an unrelated party, manages the investment fund. Certain assets in the investment fund carry a tax basis significantly in excess of book basis. The Company does not control the investment decisions of the fund, and therefore the amounts and timing of any realization of such tax basis differences are uncertain. The Company’s risk of loss from the fund is limited to the amount of its investment and it has no ongoing capital commitments, loan requirements, guarantees or any other types of arrangements with the fund or its general partner that would require any future cash contributions or disbursements to the fund.

6)   Net Earnings per Common Share (“EPS”)

Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding each period on an unrounded basis.  Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period on an unrounded basis.  Diluted EPS reflects the potential dilution that could occur from common shares that may be issued through stock options, restricted stock, performance units and other securities.  The weighted average number of common shares outstanding (denominator) used to calculate both basic and diluted EPS is as follows:

	Weighted Average Number of
	Common Shares Outstanding (in thousands)

	Three Months Ended		Six Months Ended

	12/31/2003	12/31/2002	12/31/2003	12/31/2002

Basic	210,500	218,334	211,577	220,108
Stock options and other	2,459	2,448	2,347	2,389

Diluted	212,959	220,782	213,924	222,497

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

6)   Net Earnings per Common Share (“EPS”) (Continued)

Stock options to purchase 837,872 and 1,037,789 shares of common stock for the three-month periods ended December 31, 2003 and 2002, respectively, and 860,705 and 1,483,459 shares of common stock for the six-month periods ended December 31, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the exercise price of the stock options was greater than the average market price of the common shares and therefore the effect would be antidilutive.

7)   Comprehensive Income

Comprehensive income for the Company includes net earnings, foreign currency translation adjustments and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of stockholders' equity.  Comprehensive income for the three-month and six-month periods ended December 31, 2003 and 2002, is as follows:

	Three Months Ended		Six Months Ended

	12/31/2003	12/31/2002	12/31/2003	12/31/2002

Net earnings	$109	$ 89	$238	$234
Other comprehensive income (loss):
Foreign currency translation adjustments	26	48	22	21
Net derivative loss	(1)	-	(2)	(3)

Total comprehensive income	$134	$137	$258	$252

8)   Goodwill, Trademarks and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s policy is to separately identify, value and determine the useful lives for all intangible assets acquired. Those assets with a definite life are amortized over such periods, and those with indefinite lives are not amortized, but tested for impairment. The annual impairment tests are performed in the third quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment charges were recorded for the quarter ended December 31, 2003.

Changes in the carrying amount of goodwill for the six-month period ended December 31, 2003, by operating segment, are as follows:

	Net Balance		Translation	Net Balance
	6/30/2003	Acquisitions	Adjustments	12/31/2003

Household Products – North America	$125	$1	$2	$128
Specialty Products	381	-	-	381
Household Products - Latin America/Other	155	6	13	174
Corporate, Interest and Other	69	-	-	69

Total Company	$730	$7	$15	$752

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

8)   Goodwill, Trademarks and Other Intangible Assets (Continued)

Changes in trademarks and other intangible assets at December 31, 2003, are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $146 and $137 at December 31, 2003, and June 30, 2003, respectively.  Estimated amortization expense is $11 for each of the fiscal years 2005, 2006, 2007, 2008 and 2009.

	Net		Translation		Net
	Balance		Adjustments/		Balance
	6/30/2003	Acquisitions	Other	Amortization	12/31/2003

Trademarks and other intangible
assets subject to amortization
Patents	$3	$ -	$ -	($3)	$ -
Technology	105	-	-	(5)	100
Other	28	-	(3)	(1)	24

Subtotal	136	-	(3)	(9)	124

Trademarks not subject to amortization	515	2	2	-	519

Total	$651	$2	($1)	($9)	$643

9)   Stock Option Plans

The Company’s stock option plans provide for the granting of stock options to officers, key employees and directors.  If compensation expense for the Company’s various stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with Statement of Financial Accounting Standards No. 123, the Company’s pro-forma net earnings, and basic and diluted EPS would have been as follows:

	Three Months Ended		Six Months Ended

	12/31/2003	12/31/2002	12/31/2003	12/31/2002

Net earnings:
As reported	$109	$89	$238	$234
Fair value-based expense,
net of tax	(4)	(5)	(10)	(10)

Pro forma	$105	$84	$228	$224

EPS:
Basic
As reported	$0.52	$0.41	$1.13	$1.06
Pro forma	$0.50	$0.38	$1.08	$1.02

Diluted
As reported	$0.51	$0.40	$1.11	$1.05
Pro forma	$0.49	$0.38	$1.07	$1.01

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

10)  Guarantees

In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, retention of pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items.  The Company has several indemnification agreements in effect through fiscal year 2006 that specify a maximum possible indemnification exposure.  The Company’s aggregate exposure from these agreements is $22, however, based on historical experience and evaluation of the specific agreements, the Company does not believe that any significant payments will result.

11)  Environmental Matters

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The potential cost to the Company related to ongoing environmental matters is uncertain due to the unknown magnitude of possible pollution and clean-up costs, the complexity and evolving nature of laws and regulations and their interpretations, and the timing, varying costs and effectiveness of alternative clean-up technologies. The Company believes it is properly accrued for its potential environmental costs, however no assurance can be given with respect to the ultimate outcome of such matters.

12)  Income Taxes

The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates.  Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.  The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions are likely to be challenged and that the Company’s positions may not be fully sustained.  The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation.   The Company’s effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest, as considered appropriate by management.

A number of years may elapse before a particular matter, for which the Company has accrued, is audited and finally resolved.  The number of years with open tax audits varies by jurisdiction.  In the United States, the Internal Revenue Service (“IRS”) is substantially complete with the audits of fiscal years 1997 through 2000 and has recently begun auditing fiscal years 2001 and 2002.  While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its tax contingency accruals are adequate to address known tax contingencies.  Favorable resolution of such contingencies could be recognized as a reduction to the Company’s effective tax rate in the year of resolution.  Unfavorable settlement of any particular issue could impact the effective tax rate and may require the use of cash in the year of resolution.  The Company’s tax contingency accruals are presented in the balance sheet within accrued liabilities.

In conjunction with its audit of the Company’s 1997 through 2000 tax returns, the IRS is auditing the tax returns of the Investment Fund, a partnership in which the Company is a limited partner.  Based on its audit of the Investment Fund, the IRS has proposed certain adjustments to reattribute taxable income generated by the partnership to the Company.  The amount of tax potentially resulting from these proposed adjustments, excluding interest and possible penalties, is approximately $200.

The Company strongly disagrees with the proposed adjustments and intends to vigorously defend its position.  The Company believes it has appropriately accrued for an unfavorable outcome of the dispute and does not currently anticipate that the outcome will have a material effect on its effective tax rate or earnings.  Assuming the dispute resolution process follows a normal course, final resolution of the matter and the impact, if any, on the cash flows of the Company will probably occur within two years.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

13)  Segment Results

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

Household Products – Latin America/Other:  Includes operations outside the United States and Canada, excluding the European automotive care businesses.

The table below represents operating segment information.

	Net Sales

	Three Months Ended		Six Months Ended

	12/31/2003	12/31/2002	12/31/2003	12/31/2002

Household Products – North America	$549	$545	$1,151	$1,172
Specialty Products	265	265	583	572
Household Products - Latin America/Other	133	116	261	229

Total Company	$947	$926	$1,995	$1,973

	Earnings (Losses) from Continuing Operations
	Before Income Taxes

	Three Months Ended		Six Months Ended

	12/31/2003	12/31/2002	12/31/2003	12/31/2002

Household Products – North America	$146	$149	$302	$356
Specialty Products	89	101	197	215
Household Products - Latin America/Other	33	(9)	64	7
Corporate, Interest and Other	(98)	(99)	(192)	(191)

Total Company	$170	$142	$371	$387

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc., and its affiliates, were 26% and 24% of consolidated net sales for the three-month periods ended December 31, 2003 and 2002, respectively, and were 25% and 24% of consolidated net sales for the six-month periods ended December 31, 2003 and 2002, respectively.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

14)  Related Party Transactions

The Company and Henkel KGaA are parties to a June 1981 letter agreement (as amended in July 1986 and March 1987, the “Letter Agreement”), relating to ownership by Henkel KGaA of the Company’s common stock and representation on the Company’s board of directors. Under the Letter Agreement, Henkel KGaA’s maximum permitted ownership of the Company’s common stock, without consultation with the Company, is limited to 30 percent.

In July, 2003, the Company entered into an agreement with HC Investments Inc. (“HCI”), an indirect wholly-owned U.S. subsidiary of Henkel KGaA, that authorizes the Company to repurchase up to $255 million in shares of its common stock from HCI during fiscal years 2004 and 2005. This agreement allows the Company to continue its board-authorized share repurchase program while maintaining HCI’s ownership percentage in the Company at approximately its current level.  In December, 2003, the Company purchased 1.5 million shares of its common stock from HCI at a cash price of $65 million under the agreement.  As of December 31, 2003, HCI owned 29.2% of the Company’s outstanding common stock.  In December, 2003, Henkel KGaA announced that it may sell some or all of its stake in the Company to finance its acquisition of The Dial Corporation.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Comparison of the Three-Month and Six-Month Periods Ended December 31, 2003

With the Three-Month and Six Month Periods Ended December 31, 2002

Diluted net earnings per common share increased by $0.11 and $0.06 for the three and six-month periods ended December 31, 2003, respectively (“the current periods”), as compared to the three and six-month periods ended December 31, 2002 (“the prior periods”).  These increases were driven primarily by higher current-year net sales, lower current-year advertising expenses, a $30 million goodwill impairment charge recorded in the prior year and the effect of share repurchases, offset by higher cost of products sold in the current year.

Net sales increased by 2% and 1%, and volume increased by 4% and 3% for the current periods, respectively, as compared to the prior periods.  Volume growth was driven by new products, particularly in the Household Products – North America segment.  Volume growth was also attributable to increased shipments of Clorox liquid bleach, Glad trash bags, food products, cat litter, charcoal and other products.The variance between volume and sales growth was attributable to the current year effects of increased trade promotion spending and an unfavorable product mix, partially offset by the impact of favorable foreign exchange rates and price increases.

The Household Products – North America segment reported a net sales increase of 1%, and a net sales decrease of 2% for the current periods, respectively, as compared to the prior periods, and reported volume increases of 5% and 3% for the current periods, respectively, as compared to the prior periods. The segment’s volume growth was driven byincreased shipments of various products, including Glad trash bags, Clorox disinfecting wipes and Clorox liquid bleach. Volume growth was also driven by new products, including CloroxBleach Pen gel, Clorox bathroom cleaners with Teflon and Glad Press ’n Seal sealable plastic wrap. Partially offsetting these volume increases were decreased shipments of Clorox ReadyMop and other products due to competitive activity.The variance between volume and sales growth was attributable to the current year effects of increased trade promotion spending and an unfavorable product mix, partially offset by favorable movements in the Canadian Dollar.

The Specialty Products segment reported net sales increases of nil and 2%, and volume increases of 4% and 4% for the current periods, respectively, as compared to the prior periods.  The segment’s volume growth was driven by increased shipments of various products, including Hidden Valley bottled salad dressings, K C Masterpiece barbecue sauces, Kingsford and Match Light charcoal, and cat litter. The variance between volume and sales growth was attributable to increased trade promotion spending and an unfavorable product mix in the current periods.

The Household Products- Latin America/Other segment reported net sales increases of 15% and 14%, and volume increases of 5% and 4% for the current periods, respectively, as compared to the prior periods. The segment’s volume growth was primarily driven by increased shipments in Venezuela and Argentina due to improving economic conditions. The variance between volume and sales growth was attributable to favorable foreign-exchange rates and price increases in the current year periods.

Cost of products sold as a percentage of net sales increased by 3 percentage points and 4 percentage points for the current periods, respectively, as compared to the prior periods.  These increases were driven primarily by higher resin and other raw-material costs, increased contract manufacturing costs for Match Light charcoal, increased logistics costs and start-up costs for new products.  These factors were partially offset by the impact of cost-savings initiatives.

Selling and administrative expenses remained relatively level for the current periods as compared to the prior periods.  The nominal increase for the six-month period ended December 31, 2003, as compared to the six-month period ended December 31, 2002, was driven primarily by higher expenses related to the Company’s system projects.

Advertising costs decreased by 15% and 9% for the current periods, respectively, as compared to the prior periods.  These decreases reflect a shift in spending from advertising to trade promotion in the current periods to support new product introductions.

Restructuring and asset impairment costs of $33 million for the six-month period ended December 31, 2002, are due primarily to a $30 million goodwill impairment charge related to the Company’s subsidiary in Argentina.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Comparison of the Three-Month and Six-Month Periods Ended December 31, 2003

With the Three-Month and Six Month Periods Ended December 31, 2002

Other (income) expense, net for the three and six-month periods ended December 31, 2003, was ($2) million and $1 million, respectively. The primary items recorded in the three-month period ended December 31, 2003, were a $6 million credit from the favorable resolution of a litigation matter offset by a $7 million charge related to environmental matters. For the six-month period ended December 31, 2003, these net amounts were offset by smaller items.

Other (income) expense, net for the three and six-month periods ended December 31, 2002 was ($3) million and $3 million, respectively. The primary item recorded in the three-month period ended December 31, 2002 was a $4 million gain on the sale of a property related to an eminent domain proceeding. For the six-month period ended December 31, 2002, the $4 million gain was offset by recorded losses of $5 million on the disposal of land, equipment and other assets, as well as other smaller items.

The effective tax rate on continuing operations was 34.6% for the three-month period ended December 31, 2003, as compared to 39.1% for the three-month period ended December 31, 2002.  The higher rate in the prior year was principally due to the inability to receive tax benefits on Argentina impairment charges.

Earnings (losses) from discontinued operations, net of tax,were ($2) million and ($3) million for the three and six-month periods ended December 31, 2003 as compared to $2 million and ($11) million for the three and six-month periods ended December 31, 2002.  The Company is currently in the process of selling and liquidating its businesses in Brazil and recorded pre-tax impairment charges of $19 million during the six-month period ended December 31, 2002.  The remaining amounts for each period represent the operating income (loss) for the Brazil discontinued operation.

Financial Condition, Liquidity and Capital Resources

The Company’s financial condition and liquidity remain strong as of December 31, 2003.  Net cash provided by operations was $328 million for the six-month period ended December 31, 2003, down from $403 million in the year-ago-period.  The decrease in operating cash flows was principally due to a $37 million pension contribution made in the first quarter of fiscal year 2004 and other working capital changes.

Working Capital

The $118 million decrease in receivables was driven primarily by a $107 million decrease attributable to the seasonal nature of the charcoal, insecticides, food and auto businesses, which typically have peak trade receivables in the fourth fiscal quarter.  The $41 million increase in inventories was due primarily to seasonal build-up of charcoal inventory.

The $93 million increase in short-term borrowings was due primarily to net commercial paper borrowings of $299 million, a $200 million payoff due to the maturity of preferred interest transferable securities and other maturities.  The $98 million decrease in payable and accrued liability balances was attributable primarily to $62 million of profit sharing and incentive compensation payments, and a $36 million decrease in the Specialty Products segment driven by seasonality and the timing of payments.

Stock Repurchases

During the six-month period ended December 31, 2003, the Company acquired 5 million shares of its common stock at a total cost of $220 million.  Of these amounts, 1.5 million shares were acquired from Henkel KGaA, a related party, at a total cost of $65 million as discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements.  These repurchases relate to the $1.7 billion board-authorized repurchase program, bringing the total number of shares repurchased under the program to approximately 22 million at total cost of $932 million.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

Capital Expenditures

Capital expenditures were $83 million and $92 million for the six-month periods ended December 31, 2003 and 2002, respectively, and included $26 million and $52 million, respectively, for the Company’s enterprise resource planning and customer relationship management data processing systems.  The Company is implementing these information systems over a three-year period, with total implementation costs estimated to be approximately $310 million.  Total inception-to-date expenditures for these systems through December 31, 2003, were $265 million, of which $224 million has been capitalized as property, plant and equipment, and $41 million has been recorded as selling and administrative expense.  Expenditures for the six-month period ended December 31, 2003, totaled $29 million, of which $26 million has been capitalized and $3 million expensed.  During the second quarter, the Company placed $55 million of assets with estimated useful lives ranging from three to seven years into service, resulting in additional amortization expense of $1 million.

The Company expects to achieve approximately $125 million in one-time working capital reductions and approximately $80 million of annual ongoing savings from the information systems.  Some of the working capital reductions and ongoing cost savings have been realized, with further savings expected when the systems are fully implemented.

Credit Arrangements

During the six-month periods ended December 31, 2003 and 2002, cash flow from continuing operations and short-term borrowings exceeded cash requirements to fund capital expenditures, dividends and scheduled debt service and was used to repurchase shares of the Company’s outstanding common stock. The Company believes that cash flow from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity during the next 12 months.

At December 31, 2003, the Company had domestic credit agreements with available credit lines totaling $750 million, which expire on various dates through March 2007.  At December 31, 2003, and June 30, 2003, there were no borrowings under these agreements, which are available for general corporate purposes and to support additional commercial paper issuance.  In addition, the Company had $12 million of foreign working capital credit lines and overdraft facilities at December 31, 2003, of which $5 million is available for borrowing.  The Company is in compliance with all restrictive covenants and limitations as of December 31, 2003, and does not anticipate any problems in securing future credit agreements.

Management believes the Company has access to sufficient capital through internally-generated cash flows, existing lines of credit and, should the need arise, other public and private sources.

Income Taxes

In conjunction with its audit of the Company’s 1997 through 2000 tax returns, the IRS is auditing the tax returns of the Investment Fund, a partnership in which the Company is a limited partner.  Based on its audit of the Investment Fund, the IRS has proposed certain adjustments to reattribute taxable income generated by the partnership to the Company.  The amount of tax potentially resulting from these proposed adjustments, excluding interest and possible penalties, is approximately $200 million.

The Company strongly disagrees with the proposed adjustments and intends to vigorously defend its position.  The Company believes it has appropriately accrued for an unfavorable outcome of the dispute and does not currently anticipate that the outcome will have a material effect on its effective tax rate or earnings.  Assuming the dispute resolution process follows a normal course, final resolution of the matter and the impact, if any, on the cash flows of the Company will probably occur within two years.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Cautionary Statement

Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future volume, sales and earnings growth, profitability, costs, cost savings or expectations, are forward-looking statements based on management's estimates, assumptions and projections.  These forward-looking statements are subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes.  Important factors that could cause results to differ materially from management's expectations are described in the section entitled "Forward-Looking Statements and Risk Factors" and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended June 30, 2003, as updated from time to time in the Company's SEC filings.  Those factors include, but are not limited to, general economic and marketplace conditions and events, competitors’ actions, the Company's costs, the effects on cash flow of tax payments, the success of information systems design and implementation, the ability to manage and realize the benefits of joint ventures and other cooperative relationships, risks inherent in litigation and international operations, the success of new products, the integration of acquisitions, and environmental, regulatory and intellectual property matters.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have not been any material changes in market risk during the three-month and six-month periods ended December 31, 2003.  However, the Household Products-Latin America/Other segment continues to be affected by weakened economic, social, and political conditions in certain countries in South America where it does business.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  The chief executive officer and chief financial officer of the Company, with the participation of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.  During the second quarter of fiscal year 2004, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting, except that as part of the Company’s implementation of enterprise resource planning and customer relationship management data processing systems, the Company is implementing the SAP system for certain U.S. manufacturing operations. This implementation, which is resulting in new internal control procedures in selected processing areas, is scheduled to continue through the fourth quarter of fiscal year 2004, and is discussed further under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” under the heading “Capital Expenditures.”

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Clorox Company

At the Company’s 2003 Annual Meeting of Shareholders held on November 19, 2003, the following actions were taken:

The following Directors were elected to hold office until the next annual election of directors:

	FOR	WITHHOLD
DAN BOGGAN, JR.	190,046,015	1,731,103
TULLY M. FRIEDMAN	190,047,881	1,729,236
CHRISTOPH HENKEL	189,127,232	2,649,885
WILLIAM R. JOHNSON	188,088,864	3,688,254
GERALD E. JOHNSTON	190,100,489	1,676,628
ROBERT W. MATSCHULLAT	188,039,227	3,737,891
GARY G. MICHAEL	188,000,951	3,776,166
KLAUS MORWIND	190,085,974	1,691,143
JAN L. MURLEY	190,062,236	1,714,881
LARY R. SCOTT	188,023,980	3,753,138
MICHAEL E. SHANNON	189,944,379	1,832,739
G. CRAIG SULLIVAN	190,066,941	1,710,176

Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nominees named.

A proposal by the Board of Directors toapprove the Independent Directors Stock-Based Compensation Plan was approved by the shareholders.  The shareholders cast 161,639,465 votes in favor of this proposal and 5,529,281 votes against.  There were 1,657,627 abstentions and 22,950,744 broker non-votes.

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2004, was approved by the shareholders.  The shareholders cast 185,524,603 votes in favor of this proposal and 5,153,007 votes against. There were 1,099,507 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

(31-1)    Certification by the Chief Executive Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 31-1

(31-2)    Certification by the Chief Financial Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 31-2

(32)       Certification by the Chief Executive Officer and Chief Financial Officer of The Clorox Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32.

(b)        Reports on Form 8-K

The Company filed a current report on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") on November 6, 2003, relating to the issuance of an earnings release for the quarter ended September 30, 2003.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  February 10, 2004                                        BY          /s/ Thomas D. Johnson

                                                                                          Thomas D. Johnson

                                                                                          Vice-President – Controller