Form 10-Q
period 2004-03-31
CLOROX CO /DE/
filed 2004-05-06
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

           Yes        X                                         No

As of March 31, 2004 there were 212,141,709  shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings
		Three Months and Nine Months Ended March 31, 2004 and 2003	3

		Condensed Consolidated Balance Sheets
		March 31, 2004 and June 30, 2003	4

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended March 31, 2004 and 2003 and 2002	5

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Results of
		Operations and Financial Condition	18

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

	Item 4.	Controls and Procedures	22

Part II.	Other Information

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

	Item 6.	Exhibits and Reports on Form 8-K	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended		Nine Months Ended

	3/31/2004	3/31/2003	3/31/2004	3/31/2003

Net sales	$1,086	$1,019	$3,081	$2,992
Cost of products sold	596	555	1,722	1,595

Gross profit	490	464	1,359	1,397

Selling and administrative expenses	164	150	415	397
Advertising costs	107	119	301	333
Research and development costs	22	20	61	53
Asset impairment costs	-	-	-	33
Interest expense	8	6	21	22
Other income, net	(6)	(4)	(5)	(1)

Earnings from continuing operations before income taxes	195	173	566	560
Income taxes	68	61	198	203

Earnings from continuing operations	127	112	368	357

Losses from discontinued operations, net of tax benefits of $0 for each three-month period, and $2 and $7 for the nine-month periods
ended March 31, 2004 and 2003, respectively	(1)	(2)	(4)	(13)

Net earnings	$126	$110	$364	$344

Net earnings (losses) per common share
Basic
Continuing operations	$0.60	$0.52	$1.74	$1.64
Discontinued operations	(0.00)	(0.01)	(0.02)	(0.06)

Basic net earnings per common share	$0.60	$0.51	$1.72	$1.58

Diluted
Continuing operations	$0.59	$0.51	$1.72	$1.62
Discontinued operations	(0.00)	(0.01)	(0.02)	(0.06)

Diluted net earnings per common share	$0.59	$0.50	$1.70	$1.56

Weighted average common shares outstanding (in thousands)
Basic	211,213	216,414	211,456	218,528
Diluted	213,606	218,696	214,052	221,078

Dividends per common share	$0.27	$0.22	$0.81	$0.66

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	3/31/2004	6/30/2003

Assets
Current assets
Cash and cash equivalents	$199	$172
Receivables, net	444	463
Inventories	342	264
Other current assets	42	46
Assets held for sale	6	6

Total current assets	1,033	951

Property, plant and equipment, net	1,061	1,072

Goodwill, net	750	730

Trademarks and other intangible assets, net	642	651

Other assets, net	224	248

Total assets	$3,710	$3,652

Liabilities and Stockholders' Equity
Current liabilities
Notes and loans payable	$490	$361
Current maturities of long-term debt	6	213
Accounts payable	304	312
Accrued liabilities	580	537
Income taxes payable	41	28

Total current liabilities	1,421	1,451

Long-term debt	473	495

Other liabilities	372	376

Deferred income taxes	111	115

Stockholders' equity
Common stock	250	250
Additional paid-in capital	291	255
Retained earnings	2,727	2,565
Treasury shares, at cost, 37,685,225 and 36,150,266 shares
at March 31, 2004, and June 30, 2003, respectively	(1,603)	(1,507)
Accumulated other comprehensive net losses	(317)	(339)
Unearned compensation	(15)	(9)

Stockholders' equity	1,333	1,215

Total liabilities and stockholders' equity	$3,710	$3,652

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended

	3/31/2004	3/31/2003

Operations:
Earnings from continuing operations	$368	$357
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	144	142
Deferred income taxes	9	14
Asset impairment	-	33
Other	22	6
Cash effects of changes in (excluding effects of businesses sold or acquired):
Receivables, net	21	36
Inventories	(75)	(46)
Other current assets	7	(12)
Accounts payable and accrued liabilities	(40)	(99)
Income taxes payable	120	113
Pension contributions	(38)	(52)

Net cash provided by continuing operations	538	492
Net cash used for discontinued operations	(7)	(6)

Net cash provided by operations	531	486

Investing Activities:
Capital expenditures	(119)	(135)
Proceeds from sale of businesses	-	7
Businesses and equity investments acquired	(13)	-
Low income housing contributions	(9)	(16)
Other	5	4

Net cash used for investing by continuing operations	(136)	(140)

Financing Activities:
Notes and loans payable, net	128	95
Long-term debt borrowings	8	3
Long-term debt repayments	(214)	(2)
Cash dividends paid	(172)	(145)
Treasury stock purchased from non-affiliates	(155)	(348)
Treasury stock purchased from related party, Henkel KGaA (Note 15)	(65)	-
Issuance of common stock for employee stock plans	85	43
Proceeds from settlement of interest rate swaps, and other	24	-

Net cash used for financing by continuing operations	(361)	(354)
Net cash (used for) provided by financing by discontinued operations	(9)	7

Net cash used for financing activities	(370)	(347)

Effect of exchange rate changes on cash and cash equivalents	2	3

Net increase in cash and cash equivalents	27	2
Cash and cash equivalents:
Beginning of period	172	177

End of period	$199	$179

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Cash Flows (Continued)

(In millions)

	Nine Months Ended

	3/31/2004	3/31/2003

Supplemental cash flow information - noncash investing and financing activity:
Venture agreement with The Procter & Gamble Company
Equipment and technologies obtained	-	$126
Terminal obligation recorded	-	126

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

1)   Interim Financial Statements

Basis of Presentation

      The unaudited interim condensed consolidated financial statements for the three-month and nine-month periods ended March 31, 2004, and 2003, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the "Company”) for the periods presented.  Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation.  The results for the interim period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004, or for any future period.

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

New Accounting Standards and Developments

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46-R, “Consolidation of Variable Interest Entities.” FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity.  The Company has evaluated whether the requirements of FIN No. 46-R are applicable to its various interests and concluded that only the Company’s interest in the investment fund, which was formerly accounted for by the equity method, was required to be consolidated (Note 5).  As of March 31, 2004, the investment fund’s net assets consist primarily of $13 of cash; therefore, this consolidation is reflected as an increase to cash and cash equivalents of $13 and a corresponding reduction to other assets.  This consolidation did not have a material effect on the Company’s income statement.

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers' Disclosures about Pensions and Other Postretirement Benefits.” This revised statement requires additional annual disclosures regarding types of plan assets, investment strategy, future plan contributions, expected benefit payments and other items.  The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions.  The annual disclosures will be included in the Company’s June 30, 2004 Form 10-K, and the quarterly disclosures are included in Note 10: Employee Benefit Plans.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, the Company has elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans because specific authoritative guidance on the accounting for the Act’s provisions is pending. Once issued, this guidance could require the Company to change previously reported financial information.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

2)   Discontinued Operations and Assets Held for Sale

The following table presents the losses from Brazil discontinued operations, which are classified separately in the condensed consolidated statements of earnings.

	Three Months Ended		Nine Months Ended

	3/31/20043	3/31/2003	3/31/2004	3/31/2003

Net sales	-	$8	-	$23

Losses from discontinued operations
before income taxes	($1)	($2)	($6)	($1)
Asset impairment charges	-	-	-	(19)
Income tax benefits	-	-	2	7

Losses from discontinued operations, net of tax	($1)	($2)	($4)	($13)

Assets held for sale, including those related to the discontinued Brazilian operation, are as follows:

	3/31/2004	6/30/2003

Brazil	$3	$5
Other assets including former manufacturing facilities	3	1

Assets held for sale	$6	$6

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

3)   Financial Instruments

The Company utilizes derivative instruments, principally swap, forward and option contracts, to enhance its ability to manage the risks associated with fluctuations in interest rates, foreign currencies and commodity prices, which exist as part of its ongoing business operations.  These contracts are economic hedges for transactions, notional balances, and periods consistent with the related exposures and do not constitute investments independent of these exposures.

The Company has discontinued hedge accounting treatment for certain of its commodity contracts since the contracts no longer meet the accounting requirements for a cash flow hedge.  These contracts are still in use as an economic hedge of commodity prices and changes in the fair value of these contracts are now recorded as adjustments to other income.  The pre-tax effect on net earnings from these commodity contracts was $3 ($2 after tax) for both the three-month and nine-month periods ended March 31, 2004.

At March 31, 2004, and June 30, 2003, the Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	3/31/2004	6/30/2003

Current assets
Foreign exchange contracts	-	$1

Other assets
Commodity contracts	$5	2
Interest rate swaps	-	39

Current liabilities
Interest rate swaps	-	2

The estimated notional and fair value amounts of the Company’s derivative instruments are summarized below:

	3/31/2004		6/30/2003

	Notional	Fair Value	Notional	Fair Value

Commodity contracts	$77	$5	$125	$2
Foreign exchange contracts	47	-	259	-
Debt-related contracts	-	-	400	41

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings who are expected to fully perform under the terms of the agreements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

4)   Inventories

      Inventories at March 31, 2004, and June 30, 2003 consist of:

	3/31/2004	6/30/2003

Finished goods	$255	$179
Work in process	21	9
Raw materials and packaging	80	87
LIFO allowances	(9)	(8)
Allowances for obsolescence	(5)	(3)

Total	$342	$264

5)   Other Assets

Other assets at March 31, 2004, and June 30, 2003 consist of:

	3/31/2004	6/30/2003

Equity investments in:
Henkel Iberica, S.A. of Spain	$62	$56
Other entities	44	39
Investment in low income housing partnerships	48	46
Derivative contracts	5	41
Investment fund	-	14
Retirement plan assets	36	22
Other	29	30

Total	$224	$248

The Company is a 99% limited partner in an investment fund, which the Company invested in as a hedging strategy to manage a portion of its emerging markets foreign exchange and economic investment risk.  As described in Note 1, the Company has consolidated the investment fund as of March 31, 2004. Since the Company has elected to consolidate the fund on a prospective basis, the Company’s investment in the fund continues to be reflected on the equity basis as of June 30, 2003 and is included in other assets.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

6)   Net Earnings per Common Share (“EPS”)

Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding each period on an unrounded basis.  Diluted EPS is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during each period on an unrounded basis.  Diluted EPS reflects the potential dilution that could occur from common shares that may be issued through stock options, restricted stock and performance units.  The weighted average number of common shares outstanding (denominator) used to calculate both basic and diluted EPS is as follows:

	Weighted Average Number of
	Common Shares Outstanding (in thousands)

	Three Months Ended		Nine Months Ended

	3/31/2004	3/31/2003	3/31/2004	3/31/2003

Basic	211,213	216,414	211,456	218,528
Stock options and other	2,393	2,282	2,596	2,550

Diluted	213,606	218,696	214,052	221,078

Stock options to purchase 818,950 and 1,499,623 shares of common stock for the three-month periods ended March 31, 2004 and 2003, respectively, and 883,005 and 1,499,263 shares for the nine-month periods ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise price of the stock options was greater than the average market price of the common shares and therefore the effect would be antidilutive.

7)   Comprehensive Income

      Comprehensive income includes net earnings, foreign currency translation adjustments and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of stockholders' equity.  Comprehensive income for the three-month and nine-month periods ended March 31, 2004 and 2003, is as follows:

	Three Months Ended		Nine Months Ended

	3/31/2004	3/31/2003	3/31/2004	3/31/2003

Net earnings	$126	$110	$364	$344
Other comprehensive income (loss):
Foreign currency translation adjustments	2	29	25	50
Net derivative losses	(1)	(2)	(3)	(5)

Total comprehensive income	$127	$137	$386	$389

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

8)   Goodwill, Trademarks and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s policy is to separately identify, value and determine the useful lives for all intangible assets acquired. Those assets with a definite life are amortized over such periods, and those with indefinite lives are not amortized, but tested for impairment. The Company has performed its annual review of intangible assets in the third fiscal quarter and has determined that there were no instances of impairment. The Company will continue to test annually for impairment in the third fiscal quarter unless there are indications during an interim period that intangible assets may have become impaired.

Changes in the carrying amount of goodwill for the nine-month period ended March 31, 2004, by operating segment, are as follows:

	Net Balance		Translation	Net Balance
	6/30/2003	Acquisitions	Adjustments	3/31/2004

Household Products – North America	$125	$1	$2	$128
Specialty Products	381	-	-	381
Household Products - Latin America/Other	155	6	11	172
Corporate, Interest and Other	69	-	-	69

Total Company	$730	$7	$13	$750

Changes in trademarks and other intangible assets at March 31, 2004, are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $149 and $137 at March 31, 2004, and June 30, 2003, respectively.  Estimated annual amortization expense is $11 for each of the fiscal years 2005 through 2009.

	Net		Translation		Net
	Balance		Adjustments/		Balance
	6/30/2003	Acquisitions	Other	Amortization	3/31/2004

Trademarks and other intangible
assets subject to amortization
Patents	$3	-	-	($3)	-
Technology	105	-	-	(7)	$98
Other	28	-	($2)	(2)	24

Subtotal	136	-	(2)	(12)	122

Trademarks not subject to amortization	515	$2	3	-	520

Total	$651	$2	$1	($12)	$642

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

	Three Months Ended		Nine Months Ended

	3/31/2004	3/31/2003	3/31/2004	3/31/2003

Net earnings:
As reported	$126	$110	$364	$344
Fair value-based expense,
net of tax	(4)	(5)	(14)	(15)

Pro forma	$122	$105	$350	$329

EPS:
Basic
As reported	$0.60	$0.51	$1.72	$1.58
Pro forma	$0.58	$0.48	$1.65	$1.50

Diluted
As reported	$0.59	$0.50	$1.70	$1.56
Pro forma	$0.57	$0.48	$1.63	$1.49

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

10)  Retirement Income and Healthcare Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s Retirement Income and Retirement Health Care plans for the three and nine-month periods ended March 31, 2004 and 2003:

	Retirement Income Plans
	Three Months Ended		Nine Months Ended

	3/31/2004	3/31/2003	3/31/2004	3/31/2003

Components of net periodic benefit cost (income)
Service cost	$3	$3	$8	$8
Interest cost	6	6	18	18
Expected return on plan assets	(7)	(8)	(22)	(22)
Amortization of unrecognized items	1	-	5	(1)

Total net periodic benefit cost	$3	$1	$9	$3

	Retirement Healthcare Plans
	Three Months Ended		Nine Months Ended

	3/31/2004	3/31/2003	3/31/2004	3/31/2003

Components of net periodic benefit cost (income)
Service cost			$1	$1
Interest cost	$1	$1	4	4
Amortization of unrecognized items	-	-	(1)	(1)

Total net periodic benefit cost	$1	$1	$4	$4

The Company made $38 million in discretionary contributions to its pension plans during the nine-month period ended March 31, 2004 and does not expect to make significant additional contributions during the current fiscal year.

11) Guarantees

In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, retention of pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items.  The Company has several indemnification agreements in effect through fiscal year 2006 that specify a maximum possible exposure.  The Company’s aggregate exposure from these agreements is $12.  In addition, the Company is party to a $22 letter of credit issued to one of its insurance carriers. Based on historical experience and evaluation of the specific agreements, the Company does not believe that any significant payments related to its indemnifications and letter of credit will result and therefore has not recorded any associated liabilities.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

12)  Environmental Matters

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

13) Income Taxes

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

In conjunction with its audit of the Company’s 1997 through 2000 tax returns, the IRS is auditing the tax returns of the investment fund (Note 5), a partnership in which the Company is a limited partner.  Based on its audit of the investment fund, the IRS has proposed certain adjustments to reattribute taxable income generated by the partnership to the Company.  The amount of tax potentially resulting from these proposed adjustments, excluding interest and possible penalties, is approximately $200.

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

14)  Segment Results

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

Household Products – Latin America/Other:  Includes operations outside the United States and Canada, excluding the European automotive care businesses.

The table below represents operating segment information.

	Net Sales

	Three Months Ended		Nine Months Ended

	3/31/2004	3/31/2003	3/31/2004	3/31/2003

Household Products – North America	$583	$549	$1,734	$1,721
Specialty Products	361	344	944	916
Household Products - Latin America/Other	142	126	403	355

Total Company	$1,086	$1,019	$3,081	$2,992

	Earnings (Losses) from Continuing Operations
	Before Income Taxes

	Three Months Ended		Nine Months Ended

	3/31/2004	3/31/2003	3/31/2004	3/31/2003

Household Products – North America	$149	$122	$451	$478
Specialty Products	135	135	332	350
Household Products - Latin America/Other	34	30	98	37
Corporate, Interest and Other	(123)	(114)	(315)	(305)

Total Company	$195	$173	$566	$560

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc., and its affiliates, were 26% of consolidated net sales for the three-month periods ended March 31, 2004 and 2003, and were 26% and 25% of consolidated net sales for the nine-month periods ended March 31, 2004 and 2003, respectively.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

15)  Related Party Transactions

The Company and Henkel KGaA are parties to a June 1981 letter agreement (as amended in July 1986 and March 1987, the “Letter Agreement”), relating to the ownership by Henkel KGaA of the Company’s common stock and representation on the Company’s board of directors. Under the Letter Agreement, Henkel KGaA’s maximum permitted ownership of the Company’s common stock, without consultation with the Company, is limited to 30 percent.

In July 2003, the Company entered into an agreement with HC Investments Inc. (“HCI”), an indirect wholly-owned U.S. subsidiary of Henkel KGaA, that authorizes the Company to repurchase up to $255 million in shares of its common stock from HCI during fiscal years 2004 and 2005. This agreement allows the Company to continue its board-authorized share repurchase program while maintaining HCI’s ownership percentage in the Company at approximately its current level.In December, 2003, the Company purchased 1.5 million shares of its common stock from HCI at a cash price of $65 million under the agreement. As of March 31, 2004, HCI owned 29% of the Company’s outstanding common stock.

In December, 2003, Henkel KGaA announced that it may sell some or all of its stake in the Company to finance its acquisition of The Dial Corporation.  Pending further developments, the Company has temporarily suspended its share repurchases.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Comparison of the Three-Month and Nine-Month Periods Ended March 31, 2004

With the Three-Month and Nine-Month Periods Ended March 31, 2003

Diluted net earnings per common share

increased by $0.09 and $0.14 for the three and nine-month periods ended March 31, 2004, respectively (“the current periods”), as compared to the three and nine-month periods ended March 31, 2003 (“the prior periods”). The increases in the current periods were driven by net sales growth, lower advertising expenses and lower levels of outstanding shares, offset by higher cost of products sold and higher selling and administrative expenses.  The year-to-date increase in diluted net earnings per common share was also impacted by $33 million of asset impairment costs recorded during the nine-month period ended March 31, 2003.

Net sales

increased by 7% and 3%, and volume increased by 4% and 3% for the current periods, respectively, as compared to the prior periods.  Net sales growth outpaced volume growth for the quarter ended March 31, 2004 primarily due to favorable foreign exchange rates, reduced coupon spending and price increases.  Volume growth in the current periods was driven by new products and increased shipments of wipes, trash bags, food products, charcoal and cat litter.

The Household Products – North America

segment reported net sales increases of 6% and 1%, and volume growth of 3% and 3% for the current periods, respectively, as compared to the prior periods.  Volume growth for the current periods was driven by increased shipments of new products, including Glad® Press ’n Seal™ sealable plastic wrap, Clorox® Bleach Pen™ gel, and Tilex® Mildew Root™ penetrator and remover.  Also contributing to volume growth for the current periods were increased shipments of Clorox® disinfecting wipes, Glad® trash bags, and Clorox® 2 color-safe bleach. In addition to the above factors, volume growth for the quarter ended March 31, 2004 was driven by increased shipments of Brita® water-filtration products. Volume growth for the current periods was partially offset by decreased shipments of Clorox® ReadyMop™ due to intense competitive activity.

Segment net sales growth outpaced volume growth for the quarter ended March 31, 2004 due to lower trade promotion and consumer promotion spending and favorable Canadian exchange rates. Volume growth exceeded net sales growth in the nine-month period ended March 31, 2004 due to an unfavorable product mix and increased trade promotion spending, partially offset by favorable movements in Canadian exchange rates.

The Specialty Products

segment reported net sales increases of 5% and 3%, and volume increases of 5% and 4% for the current periods, respectively, as compared to the prior periods. The segment’s volume growth for the current periods was driven by increased shipments of Hidden Valley® bottled salad dressings, K C Masterpiece® barbecue food products, Kingsford® charcoal and Scoop Away® and Fresh Step® cat litters. Volume growth exceeded sales growth in the nine-month period ended March 31, 2004 due to increased trade promotion spending and an unfavorable product mix in the current year.

The Household Products – Latin America/Other

segment reported net sales increases of 13% and 13%, and volume gains of 2% and 4% for the current periods, respectively, as compared to the prior periods. Volume growth for the current periods was driven by increased shipments in Argentina, due to economic recovery, and improved consumption and market-share gains in Venezuela. Net sales growth exceeded volume growth in the current periods primarily due to favorable foreign exchange rates.

Cost of products sold

as a percentage of net sales increased by nil and 3 percentage points for the current periods, respectively, as compared to the prior periods. The increase for the nine-month period ended March 31, 2004 was driven by higher resin and other raw material costs as well as higher logistics expenses. For the quarter ended March 31, 2004, these cost increases were offset by the Company’s on-going cost-savings initiatives.

Selling and administrative expenses

increased by 9% and 5% for the current periods, respectively, as compared to the prior periods. The increases for the current periods were driven primarily by a contribution to the Clorox Company Foundation made in the quarter ended March 31, 2004, and higher amortization related to the Company’s information systems project.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Comparison of the Three-Month and Nine-Month Periods Ended March 31, 2004

With the Three-Month and Nine-Month Periods Ended March 31, 2003

Advertising costs

decreased by 10% for each of the current periods as compared to the prior periods. These decreases reflect a shift in spending from advertising to trade promotion in the current periods to support new product introductions.

Research and development costs

increased by 10% and 15% for the current periods, respectively, as compared to the prior periods. The increases for the current periods are attributable to increased spending on the development of new products.

Asset impairment costs

of $33 million for the nine-month period ended March 31, 2003 were due primarily to a $30 million goodwill impairment charge related to the Company’s subsidiary in Argentina.

Other income, net

was $6 million and $5 million, respectively, for the current periods. The primary items recorded in the quarter ended March 31, 2004 were a $3 million gain related to commodity hedge contracts and $2 million gain from the favorable resolution of a litigation matter. In addition to these items, the nine-month period ended March 31, 2004 included a $6 million credit from favorable settlement of litigation, a $7 million second-quarter charge related to environmental matters, and other smaller items.

Other income, net

was $4 million and $1 million, respectively, for the prior periods. The primary gains recorded in the quarter ended March 31, 2003 were a $5 million gain from insurance proceeds and $3 million gain from the final settlement on the sale of property related to an eminent domain proceeding.  These gains were offset by foreign exchange losses and various other items. In addition to the above items, the nine-month period ended March 31, 2003 included an additional $4 million gain from the eminent domain proceeding (same proceeding as above), $5 million of recorded losses on the disposal of land, equipment and other assets, and other various other items.

The effective tax rate

on continuing operations was 35% for each of the current periods as compared to 35.3% and 36.2%, respectively, for the prior periods. The higher rate in the nine-month period ended March 31, 2003 was principally due to the inability to receive tax benefits on asset impairment costs.

Losses from discontinued operations

were $1 million and $4 million for the current periods, respectively, as compared to $2 million and $13 million in the prior periods, respectively. The Company is in the process of liquidating its business in Brazil and recorded pre-tax impairment charges of $19 million during the nine-month period ended March 31, 2003.  The remaining amounts for each period represent the operating losses of the Brazil discontinued operation.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources

The Company’s financial condition and liquidity remained strong as of March 31, 2004.  Net cash provided by operations was $531 million for the nine-month period ended March 31, 2004, as compared to $486 million in the year-ago-period.

Working Capital

The $19 million decrease in receivables was driven primarily by the seasonal nature of the charcoal and insecticides businesses, which typically have peak trade receivables in the fourth fiscal quarter.  The $78 million increase in inventories was due primarily to the seasonal build-up of charcoal inventory and increased inventory levels related to new product launches, such as Glad Press ‘n Seal, Clorox Bleach Pen and Clorox ToiletWand.

The $78 million decrease in short-term borrowings was due primarily to a $200 million payoff due to the maturity of preferred interest transferable securities, offset by net commercial paper borrowings of $128 million.  The $48 million combined increase in accounts payable, income taxes payable and accrued liability balances was driven by current- year income taxes and the seasonal build-up of charcoal and new product inventory, offset by the impacts of profit sharing and incentive compensation payments and accruals.

Stock Repurchases

There were no share repurchases during the three-month period ended March 31, 2004. In December 2003, Henkel KGaA announced that it may sell some or all of its stake in the Company to finance its acquisition of The Dial Corporation.  Pending further developments, the Company has temporarily suspended its share repurchases.

During the nine-month period ended March 31, 2004, the Company acquired 5 million shares of its common stock at a total cost of $220 million.  Of these amounts, 1.5 million shares were acquired from Henkel KGaA, a related party, at a total cost of $65 million as discussed in Note 14 in the Notes to Condensed Consolidated Financial Statements.  These repurchases relate to the $1.7 billion board-authorized repurchase program, bringing the total number of shares repurchased under the program to approximately 22 million at total cost of $932 million.

Capital Expenditures

Capital expenditures were $119 million and $135 million for the nine-month periods ended March 31, 2004 and 2003, respectively, and included $37 million and $70 million, respectively, for the Company’s enterprise resource planning and customer relationship management data processing systems.  Total inception-to-date expenditures for these systems through March 31, 2004, were $278 million, of which $236 million has been capitalized as property, plant and equipment, and $43 million has been recorded as selling and administrative expense.  Expenditures for the nine-month period ended March 31, 2004, totaled $42 million, of which $37 million has been capitalized and $5 million expensed.  During the three-month period ended March 31, 2004, the Company placed $20 million of assets into service, resulting in additional amortization expense of $1 million for the quarter.  During the nine-month period ended March 31, 2004, the Company placed $89 million of assets into service, resulting in additional amortization expense of $4 million for the year-to-date period.  The assets placed into service have estimated useful lives ranging from three to seven years.

The Company expects to achieve approximately $125 million in one-time working capital reductions and approximately $80 million of annual ongoing savings from the information systems.  Some of the working capital reductions and ongoing cost savings have been realized, with further savings expected when the systems are fully-implemented.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

Credit Arrangements

During the nine-month periods ended March 31, 2004 and 2003, cash flow from continuing operations and short-term borrowings exceeded cash requirements to fund capital expenditures, dividends and scheduled debt service and was used in part to repurchase shares of the Company’s outstanding common stock. The Company believes that cash flow from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity during the next twelve months.

At March 31, 2004, the Company had domestic credit agreements with available credit lines totaling $750 million, which expire on various dates through March 2007.  At March 31, 2004, and June 30, 2003, there were no borrowings under these agreements, which are available for general corporate purposes and to support additional commercial paper issuance.  In addition, the Company had $13 million of foreign working capital credit lines and overdraft facilities at March 31, 2004, of which $10 million is available for borrowing.  The Company is in compliance with all restrictive covenants and limitations as of March 31, 2004, and does not anticipate any problems in securing future credit agreements.

Management believes the Company has access to sufficient capital through internally-generated cash flows, existing lines of credit and, should the need arise, other public and private sources.

Income Taxes

In conjunction with its audit of the Company’s 1997 through 2000 tax returns, the IRS is auditing the tax returns of the investment fund, a partnership in which the Company is a limited partner.  Based on its audit of the investment fund, the IRS has proposed certain adjustments to reattribute taxable income generated by the partnership to the Company.  The amount of tax potentially resulting from these proposed adjustments, excluding interest and possible penalties, is approximately $200 million.  Favorable resolution of this matter could be recognized as a reduction to the Company’s effective tax rate in the year of resolution.  Unfavorable settlement of this matter could impact the effective tax rate and may require the use of cash in the year of resolution.

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

PART I - FINANCIAL INFORMATION (Continued)

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

There have not been any material changes in market risk during the three-month and nine-month periods ended March 31, 2004.  However, the Household Products-Latin America/Other segment continues to be affected by weakened economic, social, and political conditions in certain countries in South America where it does business.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  The chief executive officer and chief financial officer of the Company, with the participation of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.  During the third quarter of fiscal year 2004, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting, except that as part of the Company’s implementation of enterprise resource planning system software, the Company is implementing the SAP system for certain U.S. manufacturing operations, resulting in new internal control procedures in selected processing areas.  This implementation is scheduled to continue through the fourth quarter of fiscal year 2004.

PART II – OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Clorox Company

Issuer Purchases of Equity Securities

The following table sets out the purchases of the Company’s securities by the Company and any Affiliated Purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the period of this report.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)

January 1 to 31, 2004	None			$767,723,099

February 1 to 29, 2004	None			$767,723,099

March 1 to 31, 2004	None			$767,723,099

The Company announced a $500,000,000 share repurchase program on July 12, 2002, of which $67,723,099 remains available for repurchases and a $700,000,000 share repurchase program on July 16, 2003, of which all remains available for repurchases.  On September 1, 1999, the Company also announced a share repurchase program to offset the potential impact of stock option dilution.  The program initiated in 1999 has no specified cap and therefore is not included in column (d) above.  None of these programs has a specified termination date.  Clorox has suspended purchases under the July 2002 and July 2003 programs pending further developments with respect to the potential sale by Henkel KGaA of some or all of its stake in the Company (see Note 15 of the Notes to Condensed Consolidated Financial Statements, “Related Party Transactions.” )

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

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

b)  Reports on Form 8-K

The Company filed a current report on Form 8-K containing information pursuant to Item 12 (“Results of Operations and Financial Condition”) on February 10, 2004, relating to the issuance of an earnings release for the quarter ended December 31, 2003, and a current report on Form 8-K containing information pursuant to Item 11 (Temporary Suspension of Trading Under the Registrant’s Employee Benefit Plans) on February 20, 2004, relating to a change in the record keeper, service provider and plan administrator for The Clorox Company 401(k) plan.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  May 6, 2004                                     BY          /s/ Thomas D. Johnson

                                                                              Thomas D. Johnson

                                                                              Vice-President – Controller