Form 10-K
period 2004-06-30
CLOROX CO /DE/
filed 2004-08-27
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

Commission file number: 1-07151

THE CLOROX COMPANY

(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1221 Broadway, Oakland, California 94612-1888
(Address of principal executive offices) (Zip code)

(510) 271-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK—$1 PAR VALUE	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [X]   No [  ]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant’s Common Stock as of December 31, 2003 (the last business day of the Company’s most recently completed second quarter), was approximately $7.2 billion.

Number of shares of Registrant’s Common Stock, par value $1 per share (“Common Stock”), outstanding on July 31, 2004 was 213,041,771.

Documents Incorporated by Reference:

Certain specified portions of the registrant’s definitive proxy statement to be filed within 120 days after June 30, 2004, are incorporated herein by reference in response to Part III, Items 10 through 14, inclusive.

PART I

ITEM 1.    BUSINESS

(a)    GENERAL DEVELOPMENT OF BUSINESS.

The Company (the term “Company” as used herein includes The Clorox Company (the registrant identified on the facing sheet) and its subsidiaries, unless the context indicates otherwise) was originally founded in Oakland, California in 1913 as the Electro-Alkaline Company. It was reincorporated as Clorox Chemical Corporation in 1922, as Clorox Chemical Co. in 1928 and as The Clorox Company (an Ohio corporation) in 1957, when the business was acquired by The Procter & Gamble Company. The Company was fully divested by The Procter & Gamble Company in 1969 and, as an independent company, was reincorporated in 1973 in California as The Clorox Company. In 1986, the Company was reincorporated in Delaware. In January 1999, the Company acquired First Brands Corporation.

For recent business developments, refer to the information set forth under the caption “Management’s Discussion and Analysis,” on pages A-2 through A-18 of Exhibit 99-1 hereto, incorporated herein by reference.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company has three business segments: Household Products—North America, Specialty Products, and Household Products — Latin America/Other. Financial information for each of the Company’s segments for the last three fiscal years, including net sales, earnings from continuing operations before income taxes, and identifiable assets is described in Note 19 — Industry Segment Information of the Notes to Consolidated Financial Statements, which appears on pages A-48, A-49 and A-50 of Exhibit 99-1 hereto, incorporated herein by reference. Each of the Company’s segments accounted for more than 10 percent of the Company’s consolidated revenues during the last three fiscal years.

(c)    NARRATIVE DESCRIPTION OF BUSINESS.

The Company’s business operations, represented by the aggregate of its Household Products — North America, Specialty Products, and Household Products — Latin America/Other, include the production and marketing of consumer products sold primarily through grocery, mass merchandise, club and other retail stores. For the most part, the factors necessary for an understanding of these three segments are essentially the same.

PRINCIPAL PRODUCTS. The products of the Household Products — North America segment include: (a) plastic bags, wraps and containers, under the Glad brand, (b) home care cleaning products such as disinfecting sprays and wipes, toilet bowl cleaners, dilutable, spray and gel household cleaners, glass and surface cleaners, carpet cleaners, reusable cleaning cloths, drain openers and septic-system treatments, steel-wool soap pads and scrubber sponges, mildew removers, soap scum and bathroom cleaners, daily shower cleaners and pre-moistened towelettes, primarily under the brands Clorox, Formula 409, Pine-Sol, Tilex, Soft Scrub and S.O.S, (c) laundry products, such as liquid bleaches, laundry stain removers and dry and liquid color-safe bleaches under the brands Clorox and Clorox 2, and (d) water filtration systems and filters under the Brita brand.

The products of the Specialty Products segment include: (a) auto care products such as protectants, cleaners and wipes, tire- and wheel-care products and washes, automotive fuel and oil additives and appearance products, primarily under the Armor All and STP brands; (b) cat litter products such as clumping cat litter, scoopable and silica-gel crystals cat litter, primarily under the Fresh Step and Scoop Away brands; (c) food products such as salad dressings and dip mixes; seasoned mini-croutons, seasonings, sauces, and marinades, primarily under the Hidden Valley and K C Masterpiece brands; (d) seasonal products such as charcoal briquets, charcoal lighter and wood chips under the Kingsford and Match Light brands and insecticides under the Combat brand and (e) products for institutional markets such as bleaches, toilet bowl cleaners, disinfectants, disinfecting sprays and wipes, dilutable cleaners, insecticides, cleaners, food-storage bags, wraps, trash bags, dressings, barbecue sauces, charcoal briquets, clog removers, cleaners, steel-wool soap pads, mild-abrasive liquid cleansers, mildew removers, soap scum removers and bathroom cleaners.

The products of the Household Products — Latin America/Other segment include: (a) in the Asia-Pacific region: bleaches, insecticides, disposable gloves, cleaning cloths, floor cleaners, sponges and scourers, non-stick baking paper, ice cube bags, non-stick frying pan sheets, aluminum foil, foil trays, plastic covers, oven bags, reclosable bags, paste cleaner, food bags, cling films, trash bags, coolant concentrates, brake fluids and sponges, primarily under the Glad, Chux, Home Mat, Armor All, Combat, Clorox and Handy Andy brands and (b) in the Latin American region: laundry additives, waxes, bleaches, spray and gel cleaners, liquid household cleaners, toilet bowl cleaners, bathroom cleaners, disinfecting sprays, cleaning utensils, brooms, candles, air fresheners, and fabric refreshers primarily distributed under the Clorox, Ayudín, Limpido, Clorinda, Los Conejos, Poett, Mistolin, Lestoil and Bon Bril brands.

PRINCIPAL MARKETS — METHODS OF DISTRIBUTION. Most non-durable household consumer products are nationally advertised and sold within the United States to grocery stores and grocery wholesalers primarily through a network of brokers and to mass merchandisers, warehouse clubs, military and other retail stores primarily through a direct sales force. Within the United States, the Company also sells institutional versions of many of its products. Outside the United States, the Company sells consumer products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.

SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company purchases raw materials, packaging supplies, transportation and other services, products and energy from numerous unaffiliated firms. Interruptions in the delivery of these materials or services could adversely impact the Company. Significant raw materials were available from a sufficient number of sources during fiscal year 2004. Contingency plans have been developed for any significant raw materials sourced from a single supplier.

PATENTS AND TRADEMARKS. Most of the Company’s brand name consumer products are protected by registered trademarks. Its brand names and trademarks are highly important to its business and the Company pursues a course of vigorous action against apparent infringements. The Company’s patents, patent licenses and similar arrangements are also material to its business and are defended against apparent infringements.

SEASONALITY. Most sales of the Company’s charcoal briquets, insecticides, foods and automotive appearance product lines occur in the first six months of each calendar year. Operating cash flow is used to build inventories of those products in the off-season. The Household Products — North America segment does not have a significant degree of seasonality.

CUSTOMERS AND ORDER BACKLOG. During fiscal years 2004, 2003 and 2002, revenues from the Company’s sales of its products to Wal-Mart Stores, Inc. and its affiliated companies were 25 percent, 25 percent and 23 percent, respectively, of the Company’s consolidated net sales. Except for this relationship, the Company is not dependent upon any other single customer or group of affiliated customers. Order backlog is not a significant factor in the Company’s business.

RENEGOTIATION. None of the Company’s operations is subject to renegotiation or termination at the election of the federal government.

COMPETITION. The markets for consumer products are highly competitive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands and “generic” non-branded products of grocery chains and wholesale cooperatives. Competition is encountered from similar and alternative products, many of which are produced and marketed by major national concerns having financial resources greater than those of the Company. Depending on the product, the Company’s products compete on price, quality or other benefits to consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion. If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain its relative market position.

RESEARCH AND DEVELOPMENT. The Company incurred expenses of approximately $84 million, $76 million and $66 million in fiscal years 2004, 2003 and 2002, respectively, on research activities relating to the development of new products or the maintenance and improvement of existing products. None of this research activity was customer-sponsored.

ENVIRONMENTAL MATTERS. In general, the Company anticipates spending increasing amounts annually for facility upgrades and for environmental programs. The amount of capital expenditures for environmental compliance was approximately $4 million in fiscal year 2004 and is not expected to be material in the next fiscal year. For non-capital expenditures, see the discussions of Environmental Matters Create Potential Liability Risks below and Legal Proceedings in Item 3 below.

NUMBER OF PERSONS EMPLOYED. At the end of fiscal year 2004, the Company employed approximately 8,600 people.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS. Except for historical information, matters discussed in this Form 10-K, including the “Management’s Discussion and Analysis” section and statements about future growth, are forward-looking statements based on management’s estimates, assumptions and projections. In addition, from time to time, the Company may make forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, research and development activities, plans for international expansion, acquisitions and similar matters. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations on such words, and similar expressions are intended to identify such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These forward-looking statements are mere predictions and are uncertain. The risks and uncertainties that may affect operations, performance, product development and results of the Company’s business in a material way, some of which may be beyond the control of the Company, include those discussed elsewhere in this Form 10-K, marketplace conditions and events, and the following:

VOLUME GROWTH MAY BE DIFFICULT TO ACHIEVE. A large percentage of the Company’s revenues come from mature markets that are subject to increased competition. If the Company is unable to increase market share in existing product lines or develop or acquire and successfully launch new products, it may not achieve its growth objectives.

OPERATING RESULTS AND NET EARNINGS MAY NOT MEET EXPECTATIONS. The Company cannot be sure that its operating results and net earnings will meet its expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•	the introduction of new products and line extensions by the Company or its competitors;

•	the mix of products with varying profitability sold in a given quarter;

•	the Company’s ability to control its internal costs;

•	the effectiveness of the Company’s advertising, marketing and promotional programs;

•	changes in product pricing policies by the Company or its competitors;

•	the ability of the Company to maintain and enhance profit margins in the face of a consolidating retail environment;

•	the ability of the Company to achieve business plans, including volume growth and pricing plans, despite high levels of competitive activity;

•	the ability to maintain key customer relationships;

•	the potential inability to generate expected cost savings and efficiencies from the Company’s new enterprise resource planning and customer relationship data processing systems;

•	the potential inability to generate expected cost savings and efficiencies from restructuring the Company’s supply chain;

•	the ability of major customers and other debtors to meet their obligations as they come due;

•	the failure of parties contracting with the Company to perform their obligations and the loss of or inability to renew contracts of importance to the Company’s performance;

•	the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	changes to cash flow resulting from tax payments, tax settlements and share repurchases;

•	expenses for impairment and obsolescence of property, plant and equipment in excess of projections;

•	expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

•	charges resulting from any restructuring that management may, from time to time, choose to undertake;

•	the potential exercise by The Procter & Gamble Company of its option to purchase an additional 10% interest in the profits, losses and cash flow of the Glad business (option available through January 1, 2008);

•	significant increases in the costs of key raw materials including but not limited to energy, resin, corrugated boxes and cartons, chlorine, soy bean oil, caustic soda and other miscellaneous chemicals;

•	changes of accounting policies;

•	significant increases in interest rates, employee benefit costs, or insurance costs;

•	the impact of environmental remediation costs;

•	the impact of currency devaluations and fluctuations (in particular, but not limited to, the Venezuelan Bolivar); and

•	the impact of general economic conditions in the United States and in other countries in which the Company currently does business.

In addition, sales volume growth, whether due to acquisitions or to internal growth, can place burdens on the Company’s management resources and financial controls that, in turn, can have a negative impact on operating results and net earnings. To some extent, the Company sets its expense levels in anticipation of future revenues. If actual revenue falls short of these expectations, operating results and net earnings are likely to be adversely affected.

OPERATIONS OUTSIDE THE UNITED STATES EXPOSE THE COMPANY TO UNCERTAIN CONDITIONS IN INTERNATIONAL MARKETS. The Company’s sales outside the United States were 15 percent of net sales in fiscal year 2004. The Company has been and will continue to be facing substantial risks associated with having foreign operations, including:

•	economic or political instability in its international markets; and

•	fluctuations in foreign currency exchange rates that may make the Company’s products more expensive in its international markets or negatively impact sales or earnings.

Refer to the information set forth under the caption “South America Economic and Political Conditions” in “Management’s Discussion and Analysis;” on page A-11 of Exhibit 99-1 hereto, incorporated herein by reference and refer to the information set forth under the caption “Market-Sensitive Derivatives and Financial Instruments” in “Management’s Discussion and Analysis;” on pages A-12 and A-13 of Exhibit 99-1 hereto, incorporated herein by reference.

These factors contributed to the Company taking substantial impairment charges related to its international operations in fiscal years 2002 and 2003 and, due to uncertainties and possible deterioration in the overseas markets, the Company may have to take additional charges in the future. In addition, these risks could have a significant impact on the Company’s ability to sell its products on a timely and competitive basis in international markets and may have a material adverse effect on the Company’s results of operations or financial position. The Company’s small volume in some countries, relative to some multinational and local competitors, could exacerbate such risks. Also, the Company’s operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors and potentially adverse tax consequences.

THE POTENTIAL SALE OF COMPANY COMMON STOCK BY HENKEL MAY IMPACT FINANCIAL RESULTS. In December 2003, Henkel KGaA (“Henkel”) announced that it may sell some or all of its 29% stake in the Company to finance it acquisition of The Dial Corporation. Pending further developments, the Company temporarily suspended its share repurchases in December 2003. The Company is discussing with Henkel its plans with respect to its interest in the Company’s shares. The outcome of these discussions is not known at this time. If the Company reacquires a portion or all of the Company’s shares held by Henkel, the financial position and cash flows of the Company could be materially impacted.

RESOLUTIONS OF TAX DISPUTES MAY IMPACT EARNINGS AND CASH FLOW. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes accruals for certain tax contingencies when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions will be challenged and that the Company’s positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. For additional information, refer to the information set forth under the caption “Contingencies” in “Management’s Discussion and Analysis,” on page A-12 of Exhibit 99-1 hereto, incorporated herein by reference.

IDENTIFICATION OF GOOD ACQUISITION CANDIDATES MAY BE DIFFICULT AND INTEGRATION AND MANAGEMENT OF ACQUISITIONS MAY NOT BE SUCCESSFUL. One of the elements of the Company’s growth plan is to look at the possibility of increasing its sales volumes, earnings and the markets it serves through acquisitions of, or joint ventures with, other businesses in the United States and internationally. There can be no assurance that the Company will be able to identify, acquire, or profitably manage additional companies or operations or that it will be able successfully to integrate future acquisitions into its operations or to identify, negotiate and manage joint venture opportunities. In addition, there can be no assurance that companies or operations acquired or joint ventures created will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

FINANCIAL PERFORMANCE DEPENDS ON CONTINUOUS AND SUCCESSFUL NEW PRODUCT INTRODUCTIONS. In most categories in which the Company competes, there are frequent introductions of new products and line extensions. An important factor in the Company’s future performance will be its ability to identify emerging consumer and technological trends and to maintain and improve the competitiveness of its products. The Company cannot be sure that it will successfully achieve those goals. Continued product development and marketing efforts have inherent risks, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

GOVERNMENT REGULATIONS COULD IMPOSE MATERIAL COSTS. Generally, the manufacture, packaging, labeling, storage, and distribution of the Company’s products and the conduct of the Company’s business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the United States, many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission. Most states have agencies that regulate in parallel to these federal agencies. The failure to comply with applicable laws and regulations in these or other areas could subject the Company to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on the Company. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results, particularly with respect to the Company’s charcoal business. It is possible that the government will increase regulation of the transportation, storage or use of certain chemicals to enhance homeland security or protect the environment and that such regulation could negatively impact raw material supply or costs.

ENVIRONMENTAL MATTERS CREATE POTENTIAL LIABILITY RISKS. The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company handles hazardous chemicals in quantity at its plant sites. A release of such chemicals due to accident or an intentional act could result in substantial liability for the Company to governmental authorities or to third parties. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations. The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its presently and formerly owned and leased facilities. In addition, some of the Company’s present and former facilities have been or had been in operation for many years, and over that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to which the Company has sent waste, may in the future be identified and become the subject of remediation. It is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on the Company’s results of operations or financial condition.

FAILURE TO MAXIMIZE OR TO SUCCESSFULLY ASSERT THE COMPANY’S INTELLECTUAL PROPERTY RIGHTS COULD IMPACT ITS COMPETITIVENESS. The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. The Company cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own, or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold do not protect the Company’s intellectual property rights to the same extent as the laws of the United States. The failure of the Company to perfect or successfully assert its intellectual property rights could make it less competitive and could have a material adverse effect on the Company’s business, operating results and financial condition.

IF THE COMPANY IS FOUND TO HAVE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS IT COULD IMPACT THE COMPANY’S COMPETITIVENESS. It is possible that the Company will be found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others. Such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the rights holder is willing to permit the Company to continue to use the intellectual property right. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on the Company’s business, operating results and financial condition.

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

(d)    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS.

The following table shows net sales and assets by geographic area for the last three fiscal years:

Net Sales By Geographic Area:

(Millions)	2004	2003	2002
Foreign	$669	$604	$629
United States	$3,655	$3,540	$3,393

Assets at June 30:

(Millions)	2004	2003	2002
Foreign	$883	$858	$729
United States	$2,951	$2,794	$2,795

(e)    AVAILABLE INFORMATION

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available on the Company’s Internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission. These reports are available at www.clorox.com, in the “Investors — Financial Information — SEC Filings” section. Information relating to corporate governance at Clorox, including the Company’s Code of Ethics, Board of Directors Governance Guidelines and Board Committees, including charters for each of the Management Development and Compensation Committee, the Audit Committee and the Nominating and Governance Committee, is available at www.clorox.com in the “Company Information — Governance” section. The Company will provide any of the foregoing information without charge upon written request to Dan Staublin, Manager of Corporate External Communications, The Clorox Company, 1221 Broadway; Oakland, CA 94612-1888.

ITEM 2.    PROPERTIES

PRODUCTION AND DISTRIBUTION FACILITIES. The Company owns and operates 22 manufacturing facilities in the United States, 9 of which serve primarily the Household Products — North America segment and 13 of which serve primarily the Specialty Products segment. On August 4, 2004 the Company announced its intention to close the Glad plant in Cartersville, Georgia by the end of fiscal year 2005 pending an agreement with the union that represents the employees there. The Company owns and operates 25 manufacturing facilities internationally, which serve primarily the Household Products — Latin America/Other segment. The Company also leases 6 regional distribution centers in the United States which serve primarily the Household Products — North America and Specialty Products segments, and owns and operates regional distribution centers in Canada and Chile, which serve primarily the Household Products — North America and Household Products — Latin America/Other segments, respectively. Management believes that the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have been well maintained.

OFFICES AND RESEARCH AND DEVELOPMENT FACILITIES. The Company owns its general office building located in Oakland, California. The Company also owns its Technical Center and Data Center located in Pleasanton, California. The Company leases its research and development center and its engineering research facility for Glad and GladWare brand products, which are located in Willowbrook, Illinois, Cincinnati, Ohio, and Kennesaw, Georgia. The Company owns a research and development facility at its plant in Aldo Bonzi, Argentina. The Company also leases its research and development center for STP brand products located in Brookfield, Connecticut and for Armor All brand products located in Walnut Creek, California. Leased sales and other office facilities are located at a number of other locations.

ENCUMBRANCES. None of the Company’s owned facilities are encumbered to secure debt owed by the Company.

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations, the most significant of which relates to historical disposals of wood tars by a predecessor of the Company’s subsidiary, The Kingsford Products Company, during the 1950’s in and around the City of Kingsford, Michigan. Although no formal governmental proceedings are pending, response actions at the Michigan site are being performed by the Company and the Ford Motor Company under the supervision of the Michigan Department of Environmental Quality. The Company and Ford Motor Company currently are negotiating with state authorities on a consent judgment that will define certain remediation goals and obligations relating to this matter.

The potential cost to the Company related to ongoing environmental matters is uncertain due to such factors as: the unknown magnitude of possible pollution and clean-up costs; the complexity and evolving nature of laws and regulations and their interpretations; and the timing, varying costs and effectiveness of alternative clean-up technologies. As of June 30, 2004, $27.9 million was accrued for such probable future costs, without discounting for present value.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and current positions of the executive officers of the Company as of July 31, 2004 are set forth below:

Name, Age and Fiscal Year Elected to Current Position			Title and Current Position(s)
G. E. Johnston	(57)	2003	President and Chief Executive Officer
L. S. Peiros	(49)	1999	Group Vice President
F. A. Tataseo	(50)	2005	Group Vice President
P. D. Bewley	(57)	1998	Senior Vice President — General Counsel
D. J. Heinrich	(48)	2005	Senior Vice President — Chief Financial Officer
J. P. Kane	(52)	2005	Senior Vice President — Human Resources
K. R. Tandowsky	(46)	2005	Senior Vice President — Chief Information Officer
R. A. Evitts	(38)	2005	Vice President — Internal Audit
P. Fletcher	(53)	2005	Vice President — Secretary
G. S. Frank	(44)	2001	Vice President — Treasurer
T. D. Johnson	(44)	2003	Vice President — Controller

There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company or any person nominated for election as a director of the Company. See Item 10 of Part III of this Form 10-K.

G. E. Johnston was elected president and chief executive officer effective July 2003. He joined the Company in July 1981 as regional sales manager-special markets. He was vice president — corporate development from June 1992 through November 1993, vice president — Kingsford products from November 1993 through June 1996, group vice president from July 1996 through January 1999 and president and chief operating officer from January 1999 through June 2003.

L. S. Peiros was elected group vice president effective January 1999. He joined the Company in 1981 as a brand assistant. He served as vice president — household products from June 1998 through January 1999, vice president — food products from July 1995 through June 1998 and vice president — corporate marketing services from September 1993 until July 1995.

F. A. Tataseo was elected group vice president in July 2004. He joined the Company in October 1994 as vice president — sales. He served as senior vice president — sales from September 1999 to June 2004.

P. D. Bewley has been employed by the Company for at least the past five years in the same respective position as listed above. Until July 2004, he was also the Company’s secretary.

D. J. Heinrich was elected senior vice president — chief financial officer in July 2004. He joined the Company in March 2001 as vice president — controller. He was elected vice president — chief financial officer in October 2003. From October 1996 through February 2001, he was employed by Transamerica Corporation, most recently as senior vice president — treasurer, Transamerica Finance Corporation. Prior to that, he was employed by Granite Management Corporation, an indirect subsidiary of Ford Motor Company, as senior vice president — treasurer and controller.

J. P. Kane was named senior vice president — human resources in July 2004. She joined the Company as vice-president — human resources in March 2004. From September 2000 to February 2004, Ms. Kane was employed by Hewlett-Packard Company, most recently as vice president of executive leadership and corporate functions human resources. Prior to that, she was employed by Bank of America from 1978 to September 2000, most recently as senior vice president of human resources.

K. R. Tandowsky was elected senior vice president — chief information officer in July 2004. He joined the Company in 1981 as a staff accountant. He held positions of increasing responsibility in finance, culminating in his appointment as director of corporate financial planning in 1992 and director of finance — Kingsford products in 1994. In 1997 he was appointed director of account management — information services. He was elected vice president — information services in February 1998 and served as vice president — chief information officer from July 2001 through June 2004.

R. A. Evitts joined the Company in September 2002 as vice president — internal audit and was elected an executive officer of the Company in July 2004. Prior to joining the Company, she was with Deloitte & Touche LLP (formerly, Touche Ross) for 15 years (1987-2002), holding positions of increasing responsibility. In June 1987, she joined the audit practice of Deloitte & Touche LLP. In September 1997, she transitioned into the audit and risk management practice of Deloitte & Touche LLP, serving clients primarily in the consumer business and manufacturing industries, and was elected partner in May 2001.

P. Fletcher was elected vice president — secretary in July 2004. She joined the Company in March 1990 as a corporate counsel in the Legal Services Department. She served as senior corporate counsel from November 1992 through March 1999, assistant general counsel from March 1999 through July 2004, associate general counsel from July 2004 through the present and vice president from March 2001 through the present.

G. S. Frank was elected vice president — treasurer effective March 2001. He joined the Company in 1982 as a staff accountant. He was director of corporate financial planning from 1994 to 1995, director of finance — food products from 1995 to 1996, director of finance — Armor All products from 1996 to 1997, director of finance — Kingsford products from 1997 through August 1998, general manager — Korea from September 1998 through September 1999, and vice president — controller from October 1999 through February 2001.

T. D. Johnson was elected vice president — controller, effective October 2003. He joined the Company in 1988 as a senior internal auditor and subsequently held positions of increasing responsibility in finance and accounting, business development, and marketing. He served as manager of business development from 1996 to 1999 and as director of finance for the Company’s automotive products business from 1999 to 2001. In May 2001, he was appointed vice president of finance and accounting for the Company’s specialty products business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SHARES

(a)    MARKET INFORMATION.

The principal markets for the Company’s common stock are the New York Stock Exchange and the Pacific Exchange. The high and low sales prices quoted for New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in Note 22 — Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on pages A-51 and A-52 of Exhibit 99-1 hereto, incorporated herein by reference.

(b)    HOLDERS.

The approximate number of record holders of the Company’s common stock as of July 31, 2004 was 14,256 based on information provided by the Company’s transfer agent.

(c)    DIVIDENDS.

The amount of quarterly dividends paid with respect to the Company’s common stock during the past two fiscal years appears in Note 22 — Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on pages A-51 and A-52 of Exhibit 99-1 hereto, incorporated herein by reference.

(d)    EQUITY COMPENSATION PLAN INFORMATION.

This information appears in Part III, Item 12(a) hereof.

(e)    ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets out the purchases of the Company’s securities by the Company and any Affiliated Purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2004.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to 30, 2004	474	$49.34	None	$767,723,099
May 1 to 31, 2004	726	$51.78	None	$767,723,099
June 1 to 30, 2004	643	$52.36	None	$767,723,099

(1)	The shares repurchased relate entirely to the surrender to the Company of 1,843 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees. There were no surrenders to the Company of already owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2)	The board of directors approved a $500,000,000 share repurchase program on August 7, 2001, all of which has been utilized; a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, of which all remains available for repurchases. On September 1, 1999, the Company also announced a share repurchase program to offset the potential impact of stock option dilution. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. None of these programs has a specified termination date. The Company has suspended share repurchases under the July 2002 and July 2003 programs pending further developments with respect to the potential sale by Henkel KGaA of some or all of its stake in the Company

(see Note 13 of the Notes to Consolidated Financial Statements, “Stockholders’ Equity” on pages A-37 and A-38 of Exhibit 99-1 hereto).

ITEM 6.    SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary,” on page A-55 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This information appears under “Management’s Discussion and Analysis,” on pages A-2 through A-18 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under “Market-Sensitive Derivatives and Financial Instruments” in the “Management’s Discussion and Analysis,” on pages A-12 and A-13 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages A-19 through A-22 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Company’s Board of Directors reported in fiscal year 2002 that, because of a consulting engagement between the Company and Deloitte Consulting, the engagement of Deloitte & Touche LLP as the Company’s auditors would be terminated unless Deloitte & Touche LLP and Deloitte Consulting separated from each other before December 31, 2002. The proposed split between the two Deloitte organizations did not occur by that date. The Audit Committee, therefore, dismissed Deloitte & Touche LLP on February 15, 2003, after the review of the Company’s financial statements for the quarter ended December 31, 2002 had been completed.

Deloitte & Touche LLP’s report on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was made by the Audit Committee of the Board of Directors of the Company.

During the fiscal years ended June 30, 2002 and 2001 and the subsequent period through February 15, 2003, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

There have been no “reportable events” (as that term is used in Item 304(a)(1)(v) of Regulation S-K) during the fiscal years ended June 30, 2002 and 2001 and the subsequent period through February 15, 2003.

The Audit Committee, after reviewing proposals from those accounting firms without prohibited conflicts and conducting interviews with those firms, on February 15, 2003, engaged Ernst & Young LLP as the Company’s auditors for fiscal year 2003.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. The chief executive officer and chief financial officer of the Company, with the participation of the Company’s management, have evaluated the effectiveness of the

Company’s disclosure controls and procedures as of June 30, 2004 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective. During the fourth quarter of fiscal year 2004, there have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting, except that as part of the Company’s implementation of enterprise resource planning system software, the Company has implemented the SAP system for certain US manufacturing operations, resulting in new internal control procedures in selected processing areas.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding each nominee for election as a director, including those who are executive officers of the Company, appears under “Nominees for Election as Directors” of the Proxy Statement, incorporated herein by reference.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.

Pursuant to the terms of Item 401(h) of Regulation S-K, the board of directors of the Company has determined that the Company has at least one financial expert serving on its audit committee — Gary G. Michael, who is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A (17 C.F.R. 240.14a-101) under the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K appears under “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement, incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and controller, among others. The code of ethics is located on the Company’s Internet website at www.clorox.com under “Company Information.” The Company intends to satisfy the requirement under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s Internet website. The Company’s Internet website also contains its corporate governance guidelines and the charters of its principal board committees. See Item 1(e) above.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appears under “Organization of the Board of Directors,” “Compensation Interlocks and Insider Participation,” “Summary Compensation Table,” “Options and Stock Appreciation Rights,” “Comparative Stock Performance,” and “Pension Benefits” of the Proxy Statement, all incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    EQUITY COMPENSATION PLAN INFORMATION

The following table sets out the number of Company securities to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of outstanding options, warrants and rights and the number of securities available for future issuance under equity compensation plans. Additional information concerning the Company’s equity compensation plans appears in Note 14 — Stock Compensation Plans of the Notes to Consolidated Financial Statements, which appears on pages A-38, A-39 and A-40 of Exhibit 99-1 hereto, incorporated herein by reference.

	[a]	[b]	[c]
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under non- qualified stock-based compensation programs (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	13,505	$36	8,838
Equity compensation plans not approved by security holders	None

(b)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

Information concerning the only entity or person known to the Company to be the beneficial owner of more than five percent of its common stock appears under “Beneficial Ownership of Voting Securities” of the Proxy Statement, incorporated herein by reference.

(c)    SECURITY OWNERSHIP OF MANAGEMENT.

Information concerning the beneficial ownership of the Company’s common stock by each nominee for election as a director and by all directors and executive officers as a group appears under “Beneficial Ownership of Voting Securities” of the Proxy Statement, incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with directors, nominees for election as directors, management and the beneficial owner of more than five percent of the Company’s common stock appears under “Certain Relationships and Transactions” of the Proxy Statement, incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears under “Audit Committee Report” of the Proxy Statement, incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements:

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms included in Exhibit 99-1 hereto, incorporated herein by reference:

Consolidated Statements of Earnings for the years ended June 30, 2004, 2003 and 2002

Consolidated Balance Sheets as of June 30, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

(2)	Financial Statement Schedules have been omitted because of the absence of conditions under which they are required, or because the information is shown elsewhere in this Form 10-K, including Exhibit 99-1, except as follows:

Valuation and Qualifying Accounts and Reserves ($ million)

Column A	Column B	Column C		Column D	Column E
Description		Additions		Deductions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Balance at end of period
Allowance for doubtful accounts
Year ended June 30, 2004	(10)	1		1	(8)
Year ended June 30, 2003	(15)	(4)		9	(10)
Year ended June 30, 2002	(15)	(11)	4	7	(15)

Allowance for inventory obsolescence
Year ended June 30, 2004	(3)	(14)		13	(4)
Year ended June 30, 2003	(12)	(8)		17	(3)
Year ended June 30, 2002	(48)	(15)		51	(12)

Valuation allowance on deferred tax assets
Year ended June 30, 2004	(97)	58			(39)
Year ended June 30, 2003	(66)	(31)			(97)
Year ended June 30, 2002	(28)	(38)			(66)

Accrued environmental remediation
Year ended June 30, 2004	(17)	(14)		2	(29)
Year ended June 30, 2003	(17)	(2)		2	(17)
Year ended June 30, 2002	(10)	(9)		2	(17)

LIFO allowance
Year ended June 30, 2004	(8)	(1)			(9)
Year ended June 30, 2003	(11)	3			(8)
Year ended June 30, 2002	(11)				(11)

Accrued restructuring
Year ended June 30, 2004	(6)	(1)		4	(3)
Year ended June 30, 2003	(14)			8	(6)
Year ended June 30, 2002	(11)	(32)		29	(14)

(3)	See the Index to Exhibits that is included herein. The following are management contracts and compensatory plans or arrangements:

Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 17, 1993 (filed as Exhibit 10(i) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

1993 Directors’ Stock Option Plan dated November 17, 1993, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 17, 1993 (filed as Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

Supplemental Executive Retirement Plan Restated (July 17, 1991, amended May 18, 1994, January 17, 1996, January 19, 2000 and July 20, 2004)

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

Non-Qualified Deferred Compensation Plan adopted as of January 1, 1996 and amended and restated as of July 20, 2004

The Clorox Company 1995 Performance Unit Plan (filed as Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

The Clorox Company 1996 Stock Incentive Plan, amended and restated as of July 20, 2004, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 28, 2001

The Clorox Company Executive Incentive Compensation Plan, adopted in 1996, re-adopted in 2001 and amended and restated as of July 20, 2004

The Clorox Company Independent Directors’ Stock-Based Compensation Plan (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 19, 2003, incorporated herein by reference)

The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of July 20, 2004

Agreement between The Clorox Company and G. Craig Sullivan, dated effective as of November 1, 2001 (filed as Exhibit 10(xvii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

The Clorox Company 1996 Stock Incentive Plan Restricted Stock Unit Award Agreement entered into by The Clorox Company and Gerald E. Johnston, dated effective as of July 15, 2003 (filed as Exhibit 10(xxi) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference)

The Severance Pay Plan for Level 2 and Level 3 Executives effective as of July 1, 2004

(b)	Current Reports on Form 8-K during the fourth quarter of fiscal year 2004:

The Company filed a current report on Form 8-K containing information pursuant to Item 12 (“Results of Operations and Financial Condition”) on May 6, 2004, relating to the issuance of an earnings release for the quarter ended March 31, 2004.

Index to Exhibits follows.

(d)	(Not applicable)

Index to Exhibits

(3)	(i)	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference)
	(ii)	Bylaws (restated) of the Company (filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference)
(4)	Registrant agrees to file a copy of documents defining the rights of holders of long-term debt upon request of the Commission.
(10)	Material contracts:
(i)
Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 17, 1993 (filed as Exhibit 10(i) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

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

	(iv)	Agreement between Henkel KGaA and the Company dated July 16, 1986 (filed as Exhibit 10(iv) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)
	(v)	Agreement between Henkel KGaA and the Company dated March 18, 1987 (filed as Exhibit 10(v) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)
	(vi)	Supplemental Executive Retirement Plan Restated (July 17, 1991, amended May 18, 1994, January 17, 1996, January 19, 2000 and July 20, 2004)
(vii)
1993 Directors’ Stock Option Plan dated November 17, 1993, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 17, 1993 (filed as Exhibit 10(vii) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)

	(viii)(a)	Officer Employment Agreement (form) (filed as Exhibit 10(viii) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)
	(viii)(b)	Officer Employment Agreement (form)
	(ix)(a)	Officer Change of Control Employment Agreement (form) (filed as Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)
	(ix)(b)	Officer Change of Control Employment Agreement (form)
	(x)	Non-Qualified Deferred Compensation Plan adopted as of January 1, 1996 and amended and restated as of July 20, 2004
	(xi)	The Clorox Company 1995 Performance Unit Plan (filed as Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference)
	(xii)	The Clorox Company 1996 Stock Incentive Plan, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 28, 2001, amended and restated as of July 20, 2004
	(xiii)	The Clorox Company Executive Incentive Compensation Plan, adopted in 1996, re-adopted in 2001, and amended and restated as of July 20, 2004

(xiv)
The Clorox Company Independent Directors’ Stock-Based Compensation Plan, (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, which was adopted by the shareholders at the Company’s annual meeting of shareholders on November 19, 2003, incorporated herein by reference)

(xv)
Agreement between Henkel KGaA and the Company dated November 2, 1999 (filed as Exhibit 10(xix) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference)

(xvi) The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of July 20, 2004
(xvii)
Agreement between The Clorox Company and G. Craig Sullivan, dated effective as of November 1, 2001 (filed as Exhibit 10(xvii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference)

(xviii)
Agreement between HC Investments, Inc. and the Company dated July 16, 2003 (filed as Exhibit 10(xx) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference)

(xix)
The Clorox Company 1996 Stock Incentive Plan Restricted Stock Unit Award Agreement entered into by The Clorox Company and Gerald E. Johnston, dated effective as of July 15, 2003 (filed as Exhibit 10(xxi) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference)

(xx) The Severance Pay Plan for Level 2 and Level 3 Executives effective as of July 1, 2004
(16)	Letter from Deloitte & Touche LLP (“D&T”), dated August 27, 2004, stating that D&T agrees with the disclosures made in Item 9 above
(21)	Subsidiaries of the Company
(23-1)	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
(23-2)	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)
(24)	Power of Attorney (see page 19)
(31-1)	Certification by the Chief Executive Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 31-1
(31-2)	Certification by the Chief Financial Officer of The Clorox Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 31-2
(32)	Certification by the Chief Executive Officer and Chief Financial Officer of The Clorox Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibit 32
(99-1)	Management’s Discussion and Analysis and Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 27, 2004	By: /s/ G. E. Johnston G. E. Johnston, President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Bewley, Daniel J. Heinrich, and Thomas D. Johnson jointly and severally, attorneys-in-fact and agents, with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Form 10-K, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R.W. Matschullat	Chairman of the Board & Director	August 27, 2004
R.W. Matschullat

/s/ G. E. Johnston	President, Chief Executive Officer and Director	August 27, 2004
G. E. Johnston

/s/ D. Boggan	Director	August 27, 2004
D. Boggan, Jr.

/s/ T. M. Friedman	Director	August 27, 2004
T. M. Friedman

C. Henkel	Director	August 27, 2004

/s/ W. R. Johnson	Director	August 27, 2004
W. R. Johnson

/s/ G. G. Michael	Director	August 27, 2004
G. G. Michael

K. Morwind	Director	August 27, 2004

/s/ J. L. Murley	Director	August 27, 2004
J. L. Murley

/s/ L. R. Scott	Director	August 27, 2004
L. R. Scott

/s/ M. E. Shannon	Director	August 27, 2004
M. E. Shannon

/s/ D. J. Heinrich	Senior Vice President — Chief Financial Officer (Principal Financial Officer)	August 27, 2004
D. J. Heinrich

/s/ T. D. Johnson	Vice President — Controller (Principal Accounting Officer)	August 27, 2004
T. D. Johnson