Form 10-Q
period 2004-09-30
CLOROX CO /DE/
filed 2004-11-04
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

           Yes        X                                         No

As of September 30, 2004 there were 213,376,010 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings
		Three months ended September 30, 2004 and 2003	3

		Condensed Consolidated Balance Sheets
		September 30, 2004 and June 30, 2004	4

		Condensed Consolidated Statements of Cash Flows
		Three months ended September 30, 2004 and 2003	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Results of
		Operations and Financial Condition	16

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

	Item 4.	Controls and Procedures	21

PART II.	Other Information

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of
		Equity Securities	22

	Item 6.	Exhibits and Reports on Form 8-K	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended

	9/30/2004	9/30/2003

Net sales	$ 1,090	$ 1,048
Cost of products sold	605	591

Gross profit	485	457

Selling and administrative expenses	132	122
Advertising costs	108	106
Research and development costs	21	19
Restructuring and asset impairment costs	30	-
Interest expense	8	6
Other (income) expense, net	(3)	3

Earnings from continuing operations before income taxes	189	201
Income taxes	66	71

Earnings from continuing operations	123	130

Losses from discontinued operations, net of tax benefits of $1
for the three-month period ended September 30, 2003	-	(1)

Net earnings	$ 123	$ 129

Net earnings per common share
Basic	$0.58	$0.61
Diluted	$0.57	$0.60

Weighted average common shares outstanding (in thousands)
Basic	212,905	212,654
Diluted	215,117	214,807

Dividends per common share	$0.27	$0.27

See Notes to Condensed Consolidated Financial Statements.

PARTI - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	9/30/2004	6/30/2004

Assets
Current assets
Cash and cash equivalents	$ 255	$ 232
Receivables, net	385	460
Inventories	305	301
Other current assets	53	50
Assets held for exchange	132	-

Total current assets	1,130	1,043

Property, plant and equipment, net	995	1,052

Goodwill, net	736	742

Trademarks and other intangible assets, net	602	633

Other assets, net	309	364

Total assets	$ 3,772	$ 3,834

Liabilities and Stockholders' Equity
Current liabilities
Notes and loans payable	$ 170	$ 289
Current maturities of long-term debt	3	2
Accounts payable	287	310
Accrued liabilities	617	643
Income taxes payable	18	24

Total current liabilities	1,095	1,268

Long-term debt	474	475

Other liabilities	385	377

Deferred income taxes	174	174

Stockholders' equity
Common stock	250	250
Additional paid-in capital	304	301
Retained earnings	2,906	2,846
Treasury shares, at cost, 36,450,924 and 36,838,394 shares
at September 30, 2004, and June 30, 2004, respectively	(1,552)	(1,570)
Accumulated other comprehensive net losses	(252)	(274)
Unearned compensation	(12)	(13)

Stockholders' equity	1,644	1,540

Total liabilities and stockholders' equity	$ 3,772	$ 3,834

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended

	9/30/2004	9/30/2003
Operations:
Net earnings	$ 123	$ 129
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	47	47
Deferred income taxes	-	2
Restructuring and asset impairment	30	-
Other	7	6
Cash effects of changes in:
Receivables, net	74	86
Inventories	(8)	(9)
Other current assets	5	2
Accounts payable and accrued liabilities	(67)	(80)
Income taxes payable	5	(6)
Pension contribution to qualified plans	-	(37)

Net cash provided by operations	216	140

Investing Activities:
Capital expenditures	(27)	(39)
Low income housing contributions	(9)	(10)
Other	1	1

Net cash used for investing activities	(35)	(48)

Financing Activities:
Notes and loans payable, net	(119)	292
Long-term debt borrowings	-	7
Long-term debt repayments	-	(207)
Cash dividends paid	(58)	(58)
Treasury stock purchased	-	(147)
Proceeds from settlement of interest rate swaps	-	23
Issuance of common stock for employee stock plans, and other	18	13

Net cash used for financing activities	(159)	(77)

Effect of exchange rate changes on cash and cash equivalents	1	-

Net increase in cash and cash equivalents	23	15
Cash and cash equivalents:
Beginning of period	232	172

End of period	$ 255	$ 187

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

1)   Interim Financial Statements

Basis of Presentation

      The unaudited interim condensed consolidated financial statements for the three-month periods ended September 30, 2004 and 2003, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the "Company”) for the periods presented.  Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation.  The results for the interim period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005 or for any future period.

The condensed consolidated statements of earnings reflect the results of the Company’s business in Brazil as a discontinued operation. The Brazil business had no net sales during the three-month periods ended September 30, 2004 and 2003.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2004, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ materially from estimates and assumptions made.

2)   Share Exchange Agreement

In October 2004, the Company reached a definitive agreement with a major shareholder, Henkel KGaA (“Henkel”), under which it will exchange its ownership interest in a subsidiary for Henkel’s interest in Clorox common stock. The exchange is expected to qualify as a tax-free exchange under Section 355 of the Internal Revenue Code and is expected to close no later than December 1, 2004, subject to customary closing conditions and regulatory approvals.

As of September 30, 2004, Henkel’s shares represent approximately 29 percent of the outstanding shares of the Company. The subsidiary to be exchanged will contain the existing insecticides business, which includes Combat, Home Mat and Home Keeper branded products; the Soft Scrub cleanser business; the 20 percent interest in Henkel Iberica, S.A. (“Henkel Iberica”), a joint venture with Henkel; and approximately $2,100 in cash.  The Company and Henkel have agreed to an aggregate value of $745 for the businesses and the Henkel Iberica joint venture being transferred. For the three-month periods ended September 30, 2004 and 2003, the businesses being exchanged had net sales of $42 for both periods, and net income of $17 and $18, respectively.

As part of the agreement, certain transitional services will be provided to Henkel, including some interim production of insecticides and Soft Scrub. Other than the interim services being provided, the Company will no longer have an ongoing relationship with Henkel, and Henkel’s right to representation on the Company’s board of directors will end.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

2)   Share Exchange Agreement (Continued)

The Company has separately classified the assets to be exchanged under the terms of the definitive agreement as current assets in the condensed consolidated balance sheet as follows:

9/30/2004

Current assets, net of current liabilities of $6	$12
Property, plant and equipment, net	7
Goodwill, net	15
Trademarks and other intangible assets, net	32
Equity investment in Henkel Iberica	62
Other	4

Assets held for exchange	$132

3)   Restructuring and Asset Impairment

Restructuring and asset impairment charges were $30 for the three-month period ended September 30, 2004, and related primarily to the Glad Supply Chain restructuring.  Changes in the Company’s accrued restructuring liability, substantially all of which is classified as a component of accrued liabilities in the condensed consolidated balance sheets, were as follows:

	Three Months Ended

	9/30/2004	9/30/2003

Accrued restructuring at beginning of the period	$3	$6
Restructuring expenses recognized, net	1	(1)
Payments	(1)	(1)

Accrued restructuring at end of period	$3	$4

In July 2004, the board of directors approved a restructuring plan involving the Glad business, a division of the Household Products-North America operating segment.  This restructuring plan includes closing a manufacturing facility and assigning remaining production between Glad’s North American plants and third-party suppliers during fiscal year 2005.  The Company recorded restructuring charges of approximately $28 during the first quarter of fiscal year 2005 in conjunction with this initiative, including asset impairment charges of $27, and employee severance charges of $1. In addition, the Company recorded $2 of asset impairment charges during the first quarter of fiscal year 2005 related to certain manufacturing operations in the International operating segment.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

4)   Financial Instruments

The Company utilizes derivative instruments, principally swaps, forwards and options to manage the ongoing business risks associated with fluctuations in interest rates, foreign currencies and commodity prices.  These contracts are economic hedges for transactions that have notional balances, and periods consistent with the related exposures and do not constitute investments independent of these exposures.

  At September 30, 2004, and June 30, 2004, the Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	9/30/2004	6/30/2004

Current Assets
Foreign exchange contracts	-	1

Other Assets
Commodity purchase contracts	6	3

Current Liabilities
Commodity purchase contracts	(3)	-
Foreign exchange contracts	(1)	-

The estimated notional and fair value amounts of the Company’s derivative instruments are summarized below:

	9/30/2004		6/30/2004

	Notional	Fair Value	Notional	Fair Value

Foreign exchange contracts	$32	($1)	$36	$1
Commodity purchase contracts	43	3	43	3
Commodity option contracts	1	-	2	-

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings who are expected to fully perform under the terms of the agreements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

5)   Inventories

      Inventories at September 30, 2004 and June 30, 2004 consisted of:

	9/30/2004	6/30/2004

Finished goods	$244	$243
Work in process	4	3
Raw materials and packaging	73	68
LIFO allowances	(11)	(9)
Allowance for obsolescence	(5)	(4)

Total	$305	$301

6)   Other Assets

Other assets at September 30, 2004 and June 30, 2004 consisted of:

	9/30/2004	6/30/2004

Equity investments
Henkel Iberica	$ -	$ 62
Other entities	46	45
Investment in low income housing partnerships	57	51
Derivative contracts	6	3
Other investments	39	39
Prepaid benefit costs	117	119
Non-qualified retirement plan assets	20	21
Other	24	24

Total	$309	$364

Equity Investments

The Company holds various equity investments in a number of consumer products businesses, most of which operate outside the United States. The most significant of these investments is a 20 percent joint venture interest in Henkel Iberica, a subsidiary of Henkel, which is a related party of the Company. Under the terms of the share exchange agreement reached with Henkel (Note 2), the Company has classified the equity investment in Henkel Iberica as assets held for exchange in the condensed consolidated balance sheet as of September 30, 2004.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

7)   Net Earnings per Common Share (“EPS”)

Net earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding each period on an unrounded basis.  Diluted EPS reflects the earnings dilution that would occur from common shares that may be issued through stock options, restricted stock and performance units.  The weighted average number of common shares outstanding (denominator) used to calculate both basic and diluted EPS was as follows (in thousands):

	Weighted Average Number of Common Shares Outstanding

	Three Months Ended

	9/30/2004	9/30/2003

Basic	212,905	212,654
Stock options and other	2,212	2,153

Diluted	215,117	214,807

Stock options to purchase 753,220 and 1,566,754 shares of common stock for the three-month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise price of the stock options was greater than the average market price of the Company’s common shares.

8)   Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of stockholders' equity.  Comprehensive income was as follows:

	Three Months Ended

	9/30/2004	9/30/2003

Net earnings	$123	$129
Other comprehensive gains (losses), net of tax
Foreign currency translation adjustments	23	(3)
Net derivative loss	(2)	(1)

Total comprehensive income	$144	$125

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

9)   Goodwill, Trademarks and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company’s policy is to separately identify, value, and determine the useful lives for all intangible assets acquired. Assets with definite lives are amortized over such periods, while those with indefinite lives are not amortized, but tested for impairment. The annual impairment tests are performed in the third quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No goodwill impairment charges were recorded for the quarter ended September 30, 2004.

Changes in the carrying amount of goodwill for the three-month period ended September 30, 2004, by operating segment, are as follows:

	Net Balance	Reclassification to Assets Held	Translation	Net Balance
	6/30/2004	for Exchange	Adjustments	9/30/2004

Household Products - North America	$123	$ -	$3	$126
Specialty Products	381	(15)	-	366
International	169		6	175
Corporate, Interest and Other	69		-	69

Total Company	$742	($15)	$9	$736

Changes in trademarks and other intangible assets at September 30, 2004 are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $155 and $152 at September 30, 2004 and June 30, 2004, respectively.  Estimated amortization expense for these intangible assets is $11 for each of the fiscal years 2006 through 2010.

	Net balance	Reclassification to Assets Held	Translation		Net balance
	6/30/2004	for Exchange	Adjustments	Amortization	9/30/2004

Trademarks and other intangible
assets subject to amortization
Technology	$97	-	-	($3)	$94
Other	21	-	-	-	21

Sub-total	118	-	-	(3)	115

Trademarks not subject to amortization	515	(32)	4	-	487

Total	$633	($32)	$4	($3)	$602

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

10)  Stock Option Plans

The Company’s stock option plans provide for the granting of stock options to officers, key employees and directors.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, whereby stock options are granted at market price and no compensation cost is recognized.  If compensation expense for the Company’s various stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net earnings, and basic and diluted EPS would have been as follows:

	Three Months Ended

	9/30/2004	9/30/2003

Net earnings - as reported	$123	$129
Fair value-based expense, net of tax	(5)	(6)

Pro forma net earnings	$118	$123

Net earnings per common share
Basic
As reported	$0.58	$0.61
Pro forma	$0.55	$0.58

Diluted
As reported	$0.57	$0.60
Pro forma	$0.55	$0.57

PART I - FINANCIAL INFORMATION (Continued)

  Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

11)  Retirement Income and Healthcare Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s Retirement Income and Retirement Health Care plans:

	Retirement Income Plans
	Three Months Ended

	9/30/2004	9/30/2003

Components of net periodic benefit cost (income)
Service cost	$3	$3
Interest cost	6	6
Expected return on plan assets	(7)	(7)
Amortization of unrecognized items	2	1

Total net periodic benefit cost	$4	$3

The Company does not anticipate making significant contributions to its retirement income plans during the current fiscal year.

	Retirement Healthcare Plans
	Three Months Ended

	9/30/2004	9/30/2003

Components of net periodic benefit cost:
Interest cost	$1	$1

Total net periodic benefit cost	$1	$1

12) Guarantees

In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, retention of pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items.  The Company has several indemnification agreements in effect through fiscal year 2006 that specify maximum possible exposures.  The Company’s aggregate exposure from these agreements is $8.  In addition, the Company is party to a $22 letter of credit issued to one of its insurance carriers. Based on historical experience and evaluation of the specific agreements, the Company does not believe that any significant payments related to its indemnifications and letter of credit will result and therefore has not recorded any associated liabilities.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

13) Environmental Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations, and has a recorded liability of $29 at both September 30, 2004 and June 30, 2004, for its share of the related aggregate future remediation costs. One matter in Dickinson County, Michigan, accounts for a substantial majority of the recorded liability at both September 30, 2004 and June 30, 2004.  The Company is subject to a cost-sharing arrangement with one other party for this matter, under which it is liable for 24.3 percent of the aggregate remediation and associated costs, other than legal fees.  In October 2004, the Company agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities.  Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements by the MDEQ and the timing, varying costs and availability of alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

14) Income Tax Contingencies

In conjunction with its audit of the Company’s tax returns, the IRS is auditing the tax returns of the investment fund, a partnership in which the Company is a limited partner. Based on its audit of the investment fund, the IRS has proposed certain adjustments to reattribute taxable income generated by the partnership to the Company. The amount of tax potentially resulting from these proposed adjustments, excluding interest and possible penalties, is approximately $200. The Company strongly disagrees with the proposed adjustments and filed a petition in the Federal Tax Court on June 10, 2004 contesting those adjustments. There were no significant developments related to this matter during the quarter ended September 30, 2004, and the Company believes it has appropriately accrued for an unfavorable outcome of the dispute and does not currently anticipate that the outcome will have a material effect on its effective tax rate or earnings. Settlement of this issue could require a material cash payment in the period of resolution. Assuming the dispute resolution process follows a normal course, final resolution of the matter and the impact, if any, on the earnings and cash flows of the Company will probably occur within 18 months.

PART I - FINANCIAL INFORMATION (Continued)

  Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

15) Segment Results

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

International, formerly known as Household Products – Latin America/Other:  Includes operations outside the United States and Canada, excluding the European automotive care business.

Corporate includes certain non-allocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, and other non-operating income and expense.

The table below represents operating segment information.

			Earnings (Losses) from Continuing Operations
	Net Sales		Before Income Taxes

	Three Months Ended		Three Months Ended

	9/30/2004	9/30/2003	9/30/2004	9/30/2003

Household Products - North America	$642	$603	$152	$155
Specialty Products	314	318	109	108
International	134	127	29	30
Corporate	-	-	(101)	(92)

Total Company	$1,090	$1,048	$189	$201

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 26% and 25% of consolidated net sales for the three-month periods ended September 30, 2004 and 2003, respectively.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except share and per-share amounts)

Comparison of the three-month periods ended September 30, 2004 and 2003

Diluted net earnings per common share decreased 5% to 57 cents for the quarter ended September 30, 2004 as compared to the year ago quarter.  The decrease reflects $30 (pre-tax) of restructuring and asset-impairment charges and higher selling and administrative costs, offset by higher net sales.

Net sales increased by 4% to $1,090, due to a volume increase of 4%, which was driven by new products and higher shipments of Cloroxdisinfecting wipes.

The Household Products – North America segment reported a net sales increase of 6% and a volume increase of 8%.  Volume growth in the segment was driven by strong shipments of Glad trash bags behind the launch of the new GladForce Flex trash bags. Also contributing to volume growth were strong shipments of Clorox disinfecting wipes and the new Clorox ToiletWand disposable toilet-cleaning system. This growth was partially offset by decreased shipments of the Clorox Ready Mopmopping system. Sales growth trailed volume growth due to higher trade-promotion spending behind new products.

The Specialty Products segment reported a net sales decrease of 1% and a volume decrease of 2%. The segment’s sales decline was driven by strong competition for auto-care products and lower shipments of Kingsford charcoal due to category softness. These items were partially offset by increased shipments of cat litter. Sales declined at a lower rate than volume growth due to price increases.

The International segment, formerly known as Household Product – Latin America/Other, reported net sales and volume increases of 6%.  Volume improvements were primarily driven by new products, category and share growth in Latin America, and the launch of Clorox laundry and home-cleaning products in Australia and New Zealand.

Cost of products sold as a percentage of net sales decreased to 55.5% for the quarter ended September 30, 2004 as compared to 56.4% for the quarter ended September 30, 2003.  This decrease was driven primarily by the Company's ongoing cost savings initiatives combined with lower costs for the third-party production of some Match Light charcoal. These factors were partially offset by increased raw materials costs as well as higher logistics costs.

Selling and administrative expenses increased by 8% to $132 driven primarily by higher costs primarily related to the amortization from the Company’s information systems projects and higher sales commissions driven by sales increases. The Company completed the implementation of its new enterprise resource planning and customer relationship management systems in June 2004.

Advertising costs were approximately 10% of net sales for the three-month periods ended September 30, 2004 and 2003.

Restructuring and asset impairment costs of $30 recognized in the quarter ended September 30, 2004 related primarily to the supply chain restructuring initiative for the Glad business (For a discussion of this initiative, refer to the section entitled “Restructuring and Asset Impairment” on page 18).

Other (income) expense, net was ($3) for the quarter ended September 30, 2004 as compared to $3 for the quarter ended September 30, 2003. This increase was driven primarily by a favorable mark-to-market adjustment on one of the Company’s commodity derivative contracts and other smaller items.

The effective tax rate on continuing operations was 35.0% and 35.3% for the quarters ended September 30, 2004 and 2003. The lower rate in the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 was due primarily to lower taxes on foreign activities.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except share and per-share amounts)

Financial Condition, Liquidity and Capital Resources

The Company’s financial position and liquidity continue to be strong as of September 30, 2004. Net cash provided by operations was $216 for the quarter ended September 30, 2004, up from $140 in the year-ago quarter. This increase in operating cash flows was driven by continued strong net earnings (which included $30 of restructuring and asset impairment costs), a $37 discretionary pension contribution made during the quarter ended September 30, 2003, and other working capital changes.

Working Capital

The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, increased from June 30, 2004 to September 30, 2004 principally due to decreases in short-term borrowing and other current liability balances and the classification of assets held for exchange, offset by a decrease in receivables.

The $118 decrease in short-term borrowings was due primarily to the payoff of commercial paper balances enabled by strong earnings and cash flows.  The $55 decrease in payable and accrued liability balances was driven by $43 of profit sharing and incentive compensation payments.

The Company has separately classified assets to be exchanged of $132 under the terms of the definitive agreement described below.

The $75 decrease in receivable balances was due primarily to the seasonality of sales and collections in the Charcoal, Food and Insecticide categories, which drove a $90 decrease in those categories. This decrease was partially offset by a $19 increase in receivable balances in the Household Products- North America segment, which was driven by higher sales.

Share Exchange Agreement

In October 2004, the Company reached a definitive agreement with a major shareholder, Henkel KgaA (“Henkel”), under which it will exchange its ownership interest in a subsidiary for Henkel’s interest in Clorox common stock. The exchange is expected to qualify as a tax-free exchange under Section 355 of the Internal Revenue Code and is expected to close no later than December 1, 2004, subject to customary closing conditions and regulatory approvals.

As of September 30, 2004, Henkel’s shares represent approximately 29 percent of the outstanding shares of the Company. The subsidiary to be exchanged will contain the existing insecticides business, which includes Combat, Home Mat and Home Keeper branded products; the Soft Scrub cleanser business; the 20 percent interest in Henkel Iberica, S.A. (“Henkel Iberica”), a joint venture with Henkel; and approximately $2,100 in cash.  The Company and Henkel have agreed to an aggregate value of $745 for the businesses and the Henkel Iberica joint venture being transferred. For the three-month periods ended September 30, 2004 and 2003, the businesses being exchanged had net sales of $42 for both periods, and net income of $17 and $18, respectively. Upon closing the transaction, theCompany anticipates recognizing a gain on the transfer of the businesses and the investment in Henkel Iberica in the range of $3.00 to $3.15 per diluted share and anticipates its fiscal year 2005 annual effective tax rate to range from 19% to 21%.

As part of the agreement, certain transitional services will be provided to Henkel, including some interim production of insecticides and Soft Scrub. Other than the interim services being provided, the Company will no longer have an ongoing relationship with Henkel, and Henkel’s right to representation on the Company’s board of directors will end. The Company intends to use a combination of existing cash and the issuance of commercial paper to initially fund the cash that will be included in the subsidiary at closing.  Subsequent to closing, the Company intends to issue approximately $1,500 to $1,700 in long-term debt to reduce outstanding commercial paper balances.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except share and per-share amounts)

Financial Condition, Liquidity and Capital Resources

Restructuring and Asset Impairment

In July 2004, the board of directors approved a restructuring plan involving the Glad business, a division of the Household Products-North America operating segment.  This restructuring plan includes closing a manufacturing facility and assigning remaining production between Glad’s North American plants and third-party suppliers during fiscal year 2005.  The Company recorded restructuring charges of approximately $28 during the first quarter of fiscal year 2005 in conjunction with this initiative, including asset impairment charges of $27, and employee severance charges of $1.  In addition, the Company recorded $2 of asset impairment charges during the first quarter of fiscal year 2005 related to certain manufacturing operations in the international operating segment.

Share Repurchases

The Company has two share repurchase programs, consisting of an open-market program and a program to offset the impact of share dilution related to the exercise of stock options (“evergreen program”).

There were no share repurchases during the three-month period ended September 30, 2004. During the three-month period ended September 30, 2003, the Company acquired 3.3 million shares of its common stock at a total cost of $147. These repurchases relate to $1,700 board-authorized open-market program. The total number of shares repurchased as of September 30, 2004 under the open-market program is 22 million at a cost of $932, leaving $768 of authorized repurchases remaining under that program.

Capital Expenditures

Capital expenditures were $27 and $39 for the three-month periods ended September 30, 2004 and 2003, respectively.  This decrease was principally due to the completion of the implementation of the Company’s enterprise resource planning and customer relationship management data processing systems during last fiscal year. During the three-month period ended September 30, 2003, the capital expenditures related to these new systems were $14.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except share and per-share amounts)

Financial Condition, Liquidity and Capital Resources

Credit Arrangements

During the three months ended September 30, 2004 and 2003, cash flow from continuing operations exceeded cash requirements to fund capital expenditures, dividends and scheduled debt service.  The Company believes that cash flow from operations, supplemented by financing expected to be available from external sources, will provide sufficient liquidity during the next twelve months.

The Company intends to use a combination of existing cash and the issuance of commercial paper to initially fund the approximate $2,100 of cash that will be included in the share exchange with Henkel, and intends to issue approximately $1,500 to $1,700 in long-term debt to reduce outstanding commercial paper balances subsequent to closing.

At September 30, 2004, the Company had two domestic credit agreements with available credit lines totaling $950, including a $600 facility expiring June 2005 and a $350 facility expiring March 2007.  At September 30, 2004 and June 30, 2004, there were no borrowings under these agreements, which are available for general corporate purposes and to support additional commercial paper issuance.

In addition, the Company had $12 of foreign working capital credit lines and overdraft facilities at September 30, 2004, of which $6 is available for borrowing.  The Company is in compliance with all restrictive covenants and limitations as of September 30, 2004. The Company does not anticipate any problems in securing future credit agreements.

Income Tax Contingencies

In conjunction with its audit of the Company’s tax returns, the IRS is auditing the tax returns of the investment fund, a partnership in which the Company is a limited partner. Based on its audit of the investment fund, the IRS has proposed certain adjustments to reattribute taxable income generated by the partnership to the Company. The amount of tax potentially resulting from these proposed adjustments, excluding interest and possible penalties, is approximately $200. The Company strongly disagrees with the proposed adjustments and filed a petition in the Federal Tax Court on June 10, 2004 contesting those adjustments. There were no significant developments related to this matter during the quarter ended September 30, 2004, and the Company believes it has appropriately accrued for an unfavorable outcome of the dispute and does not currently anticipate that the outcome will have a material effect on its effective tax rate or earnings. Settlement of this issue could require a material cash payment in the period of resolution. Assuming the dispute resolution process follows a normal course, final resolution of the matter and the impact, if any, on the earnings and cash flows of the Company will probably occur within 18 months.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except share and per-share amounts)

Financial Condition, Liquidity and Capital Resources

Environmental Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations, and has a recorded liability of $29 at both September 30, 2004 and June 30, 2004 for its share of the related aggregate future remediation costs. One matter in the Dickinson County, Michigan, accounts for a substantial majority of the recorded liability at both September 30, 2004 and June 30, 2004.  The Company is subject to a cost-sharing arrangement with one other party for this matter, under which it is liable for 24.3 percent of the aggregate remediation and associated costs, other than legal fees. In October 2004, the Company agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities.  Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements by the MDEQ and the timing, varying costs and availability of alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

Cautionary Statement

Except for historical information, matters discussed above and in the financial statements and footnotes, including statements about future volume, sales, costs, cost savings, earnings plans, objectives, expectations, growth or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations on such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the section entitled “Forward-Looking Statements and Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as updated from time to time in the Company’s SEC filings. Those factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs; the Company’s actual cost performance; risks inherent in litigation and international operations; the effect on cash flow of tax payments and share repurchases; the success of new products; the integration of acquisitions and mergers; the divestiture of non-strategic businesses;and environmental, regulatory and intellectual property matters. In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel, including the sustainability of cash flows and the actual level of debt costs.  Rating agency decisions and other external factors could increase interest costs.  Declines in cash flow, which reduce the Company’s ability to repay debt, or interest cost increases greater than management expects, could adversely affect the Company’s earnings.

The above forward-looking statements speak only as of the date this document is filed with the SEC and the Company assumes no duty to update such statements to reflect information obtained or changes occurring after the date it is filed.

PART I - FINANCIAL INFORMATION (Continued)

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Clorox Company

(In millions, except share and per-share amounts)

There have not been any material changes to the Company’s market risk during the three-month period ended September 30, 2004.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  The chief executive officer and chief financial officer of the Company, with the participation of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.  During the first quarter of fiscal year 2005, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Clorox Company

Issuer Purchases of Equity Securities

The following table sets out the purchases of the Company’s securities by the Company and any Affiliated Purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the period of this report.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased (1)(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(3)

July 1 to July 31, 2004	3,740	$53.75	None	$767,723,099

August 1 to August 31, 2004	2,100	$52.33	None	$767,723,099

Sept. 1 to Sept. 30, 2004	11,317	$53.17	None	$767,723,099

(1)        The shares repurchased relate entirely to the surrender to the Company of 17,157 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees.  There were no surrenders to the Company of already owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2)        For information on a share exchange agreement, executed as of October 6, 2004, which provides for the Company to acquire the shares of common stock held by its major shareholder, Henkel KGaA, refer to the information set forth under the caption "Management's Discussion and Analysis," on page 17 hereto.

(3)        The board of directors approved a $500,000,000 share repurchase program on August 7, 2001, all of which has been utilized; a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, of which all remains available for repurchases.  On September 1, 1999, the Company also announced a share repurchase program to offset the potential impact of stock option dilution.  The program initiated in 1999 has no specified cap and therefore is not included in column [d] above.  None of these programs has a specified termination date.  The Company suspended share repurchases under the July 2002 and July 2003 programs in December 2003 after Henkel KGaA announced that it might sell its shares in the Company.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Clorox Company

(a)  Exhibits

(10-1)    Share Exchange Agreement dated as of October 6, 2004 by and among the Company, Henkel KGaA and HC Investments, Inc.

(10-2)    The Company’s 1993 Directors' Stock Option Plan as amended and restated September 15, 2004

(10-3)    Form of Option Award under the Company’s 1993 Directors' Stock Option Plan as amended and restated September 15, 2004

(10-4)    The Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004

(10-5)    Form of Option Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004

(10-6)    Form of Performance Unit Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004

(10-7)    Form of Award under the Company’s Executive Incentive Compensation Plan, adopted in 1996, re-adopted in 2001, and amended and restated as of July 20, 2004

(12)    Computation of the Ratio of Earnings to Fixed Charges

(31-1)    Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31-2)    Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)       Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") on August 5, 2004, relating to the issuance of an earnings release for the quarter ended June 30, 2004, and a current report on Form 8-K containing information pursuant to Item 1.01 (“Entry into a Material Definitive Agreement”) on September 21, 2004, relating to certain amendments to The Clorox Company 1993 Directors’ Stock Option Plan and The Clorox Company 1996 Stock Incentive Plan.  The amended and restated plans described in the latter filing are attached hereto as Exhibits 10-2 and 10-4.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  November 4, 2004                                                           BY   /s/ Thomas D. Johnson

                                                                                         Thomas D. Johnson

                                                                                          Vice-President – Controller