Form 10-Q
period 2004-12-31
CLOROX CO /DE/
filed 2005-02-09
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

           Yes        X                                         No

As of December 31, 2004, there were 153,385,982 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Earnings
		Three Months and Six Months Ended December 31, 2004 and 2003	3

		Condensed Consolidated Balance Sheets
		December 31, 2004 and June 30, 2004	4

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended December 31, 2004 and 2003 and 2002	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Results of	19
		Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

	Item 4.	Controls and Procedures	26

PART II.	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 4.	Submission of Matters to a Vote of Security Holders	28

	Item 6.	Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended		Six Months Ended

	12/31/2004	12/31/2003	12/31/2004	12/31/2003

Net sales	$1,000	$ 920	$2,048	$1,926
Cost of products sold	569	527	1,160	1,104

Gross profit	431	393	888	822

Selling and administrative expenses	134	127	264	246
Advertising costs	92	87	197	191
Research and development costs	21	20	42	39
Restructuring and asset impairment costs	2	-	32	-
Interest expense	17	7	25	13
Other (income) expense:
Equity earnings and gain on exchange of Henkel Iberica, S.A.	(22)	(2)	(25)	(5)
Other, net	(7)	-	(8)	6

Earnings from continuing operations before income taxes	194	154	361	332
Income taxes on continuing operations	60	53	118	116
Reversal of deferred taxes from equity investment in Henkel Iberica, S.A.	(2)	-	(2)	-

Earnings from continuing operations	136	101	245	216

Discontinued operations:
Gain on exchange	550	-	550	-
Earnings from exchanged businesses	11	16	33	39
Reversal of deferred taxes from exchanged businesses	6	-	6	-
Losses from Brazil operations	-	(3)	-	(5)
Income tax expense on discontinued operations	(4)	(5)	(12)	(12)

Earnings from discontinued operations	563	8	577	22

Net earnings	$ 699	$ 109	$ 822	$ 238

Earnings per common share:
Basic
Continuing operations	$ 0.73	$0.48	$ 1.22	$1.03
Discontinued operations	3.00	0.04	2.89	0.10

Basic net earnings per common share	$ 3.73	$0.52	$ 4.11	$1.13

Diluted
Continuing operations	$ 0.72	$0.47	$ 1.21	$1.01
Discontinued operations	2.96	0.04	2.85	0.10

Diluted net earnings per common share	$ 3.68	$0.51	$ 4.06	$1.11

Weighted average common shares outstanding (in thousands)
Basic	187,310	210,500	200,107	211,577
Diluted	189,806	212,959	202,555	213,924

Dividends per common share	$ 0.27	$0.27	$ 0.54	$0.54
See Notes to Condensed Consolidated Financial Statements

PARTI - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	12/31/2004	6/30/2004

Assets
Current assets
Cash and cash equivalents	$ 300	$ 232
Receivables, net	354	460
Inventories	342	301
Income taxes receivable	8	-
Other current assets	43	50

Total current assets	1,047	1,043

Property, plant and equipment, net	991	1,052

Goodwill, net	748	742

Trademarks and other intangible assets, net	606	633

Other assets, net	318	364

Total assets	$3,710	$3,834

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Notes and loans payable	$ 545	$ 289
Current maturities of long-term debt	2	2
Accounts payable	293	310
Accrued liabilities	629	643
Income taxes payable	-	24

Total current liabilities	1,469	1,268

Long-term debt	2,124	475

Other liabilities	390	377

Deferred income taxes	184	174

Stockholders' (deficit) equity
Common stock	250	250
Additional paid-in capital	314	301
Retained earnings	3,542	2,846
Treasury shares, at cost, 96,440,952 and 36,838,394 shares at
December 31, 2004 and June 30, 2004, respectively	(4,339)	(1,570)
Accumulated other comprehensive net losses	(207)	(274)
Unearned compensation	(17)	(13)

Stockholders' (deficit) equity	(457)	1,540

Total liabilities and stockholders' (deficit) equity	$3,710	$3,834

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended

	12/31/2004	12/31/2003

Operations:
Earnings from continuing operations	$245	$216
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	94	95
Deferred income taxes	(2)	5
Restructurings and asset impairment	32	-
Gain on exchange of Henkel Iberica, S.A.	(20)	-
Other	16	22
Cash effects of changes in:
Receivables, net	94	99
Inventories	(39)	(40)
Income taxes receivable	7	-
Other current assets	8	5
Accounts payable and accrued liabilities	(65)	(89)
Income taxes payable	-	18
Pension contribution to qualified plans	-	(37)

Net cash provided by continuing operations	370	294
Net cash provided by discontinued operations	35	34

Net cash provided by operations	405	328

Investing Activities:
Capital expenditures	(58)	(82)
Businesses acquired	-	(11)
Low income housing contributions	(9)	(9)
Other	1	(2)

Net cash used for investing by continuing operations	(66)	(104)
Net cash used for investing by discontinued operations	-	(1)

Net cash used for investing activities	(66)	(105)

Financing Activities:
Notes and loans payable, net	254	301
Long-term debt borrowings	1,635	7
Long-term debt repayments	-	(214)
Cash dividends paid	(115)	(115)
Treasury stock purchased from non-affiliates	-	(155)
Treasury stock acquired from related party, Henkel KGaA	(2,110)	(65)
Proceeds from settlement of interest rate swaps	4	22
Issuance of common stock for employee stock plans	59	32

Net cash used for financing by continuing operations	(273)	(187)
Net cash used for financing by discontinued operations	-	(8)

Net cash used for financing activities	(273)	(195)

Effect of exchange rate changes on cash and cash equivalents	2	1

Net increase in cash and cash equivalents	68	29
Cash and cash equivalents:
Beginning of period	232	172

End of period	$300	$201

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

1)   Interim Financial Statements

Basis of Presentation

      The unaudited interim condensed consolidated financial statements for the three and six-month periods ended December 31, 2004 and 2003, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the "Company”) for the periods presented.  Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation, including the reclassifications necessary to reflect the financial results of the operating businesses exchanged in the Share Exchange Agreement as discontinued operations (Note 2).  The results for the interim periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005 or for any future period.

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

New Accounting Standards and Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment.” This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company, such as stock options, or (b) liabilities, such as those related to performance units, that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The Company currently accounts for stock options using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby stock options are granted at market price and no compensation cost is recognized, and discloses the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123-R, which is effective for the Company beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123-R permits public companies to adopt its requirements using one of the two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123-R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123-R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. The Company is currently evaluating the adoption methods and the expected impact that the adoption of SFAS 123-R will have on its consolidated financial statements.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

1)  Interim Financial Statements (Continued)

New Accounting Standards and Developments(continued)

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of a component of an entity that either has been disposed of or classified as held for sale should be reported in discontinued operations if: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Issue No. 03-13 addresses how companies should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from its ongoing operations and the types of continuing involvement that constitute “significant” continuing involvement. The consensus ratified in EITF Issue No. 03-13 is effective for a component of an entity that is disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004 or earlier if disposed of or classified as held for sale within the company’s fiscal year that includes the date of consensus ratification. Based on the guidancein EITF Issue No. 03-13, the Company has classified the operating results, gain on exchange and certain transitional services related to its insecticides and Soft Scrubâbusinesses, which were transferred as part of the share exchange transaction with Henkel KGaA (“Henkel”), as discontinued operations (Note 2).

In November 2004, the FASBissued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting that requires abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred on or after July 1, 2005. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In October 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act provides a special deduction with respect to income of certain U.S. manufacturing activities and a one-time 85% dividends-received deduction for certain foreign earnings that are repatriated, as defined in the Act.  The Company is currently evaluating the impact of the manufacturing deduction, which may impact its consolidated financial statements as early as fiscal year 2006. In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which allows a company additional time to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. The Company has started an evaluation of the effects of the Act on its plans for repatriation or reinvestment; however, the Company does not expect to complete this evaluation until recentadditional guidance from the Internal Revenue Service (“IRS”) regarding key elements of the Act can be analyzed. The range of amounts of unremitted earnings that the Company is considering for repatriation as a result of the Act is between zero and up to $250. The potential range of resulting incremental income tax expense is between zero and up to $20.

PART I - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

2)   Henkel Transaction and Discontinued Operations

Share Exchange Agreement

On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel’s interest in Clorox common stock. Prior to the completion of the exchange, Henkel owned approximately 61.4 million shares, or about 29%, of the Company’s outstanding common stock. The parties agreed that the Company would provide exchange value equal to $46.25 per share of Company stock being acquired in the exchange.  The subsidiary transferred to Henkel contained Clorox’s insecticides and Soft Scrub cleanser businesses, its 20% interest in the Henkel Iberica, S.A. (“Henkel Iberica”) joint venture, and $2,095 in cash.

Upon closing, the Company recognized a total gain of $570 and reversed a total of $8 of deferred income taxes. Of the total gain recognized, $550 relates to the exchanged operating businesses and is included in discontinued operations and $20 relates to Henkel Iberica and is included in continuing operations. The gain reflects an aggregate fair value of $745 for the exchanged operating businesses and Henkel Iberica, and was based on specified working capital balances that would exist at the closing date.  Since the Company now estimates that the specified working capital balances exceeded the actual balances at the closing date by $11, the Company is obligated to pay Henkel approximately $11 by the end of the third quarter of the current fiscal year, of which $2 was paid during the second quarter. The fair value of the businesses was determined through arms-length negotiations supported by traditional valuation methodologies that included discounted cash flow calculations and sales and earnings multiples. In addition, the Company has paid $13 of transaction costs related to the share exchange during the second quarter, including $9 that was charged to the gain and $4 that was attributed to treasury shares.

The transaction was structured to qualify as a tax-free exchange under Section 355 of the Internal Revenue Code.  The Company initially funded the transaction with commercial paper and subsequently refinanced the commercial paper borrowings by issuing $1,650 in senior notes (Note 8).

            Discontinued Operations

The Company has included the after-tax financialresults of the insecticides and Soft Scrub businesses, including the gain on the exchange of such businesses and certain transitional services, in discontinued operations.  According to the consensus reached in EITF Issue No. 03-13, if an entity expects that the operations and cash flows of a disposed component, as defined, will be eliminated from its ongoing operations and the entity will not have significant continuing involvement after the “assessment period,” which generally extends one year after the disposal date, the component’s operations should be presented as discontinued operations. In order to facilitate the share exchange, certain transitional services are being provided by the Company to Henkel, including some interim production of insecticides and Soft Scrub for periods of approximately one year.  The purpose of these services is to provide short-term assistance to Henkel in assuming the operations of the exchanged businesses. The Company’s cash inflows and outflows from these services are expected to be insignificant after the assessment period. The Company’s share of the financial results of Henkel Iberica through the date of exchange, including the exchange gain related to this investment, are included as a component of other income (expense). Other than the transitional services being provided, the Company no longer has an ongoing relationship with Henkel, and Henkel’s right to representation on the Company’s board of directors has ended.

The net sales from the discontinued businesses were $21 and $28 for the three month periods ended December 31, 2004 and 2003, respectively, and were $63 and $70 for the six month periods ended December 31, 2004 and 2003, respectively.

The condensed consolidated statements of earnings also reflect the results of the Company’s business in Brazil as a discontinued operation. The Brazil business had no net sales during the three-month and six-month periods ended December 31, 2004 and 2003.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

3)  Restructuring and Asset Impairment

Restructuring and asset impairment charges were $32 for the six-month period ended December 31, 2004, and related primarily to the supply chain restructuring of the Gladâplastic bags, wraps and containers business.

Changes in the Company’s accrued restructuring liability, substantially all of which is classified as a component of accrued liabilities in the condensed consolidated balance sheets, were as follows:

	Six Months Ended

	12/31/2004	12/31/2003

Accrued restructuring at beginning of the period	$3	$6
Restructuring expenses recognized, net	3	(1)
Payments	(2)	(2)

Accrued restructuring at end of period	$4	$3

In July 2004, the board of directors approved a restructuring plan involving the Glad plastic bags, wraps and containers business, a division of the Household Products-North America operating segment.  This restructuring plan includes closing a manufacturing facility and assigning remaining production between certain of the Company’s North American plants and third-party suppliers during fiscal year 2005.  The Company recorded restructuring charges of approximately $30 during the six-month period ended December 31, 2004 in conjunction with this initiative, including asset impairment charges of $27, and employee severance charges of $3. In addition to restructuring charges, the Company recorded $5 of incremental operating costs during the six-month period ended December 31, 2004, which were associated primarily with equipment and inventory transfer charges incurred due to this initiative.

The Company also recorded $2 of asset impairment charges during the six-month period ended December 31, 2004 related to certain manufacturing operations in the International operating segment.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

4)   Financial Instruments

The Company utilizes derivative instruments, principally swaps, forwards and options to manage the ongoing business risks associated with fluctuations in interest rates, foreign currencies and commodity prices.  These contracts are economic hedges for transactions that have notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures.

The Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	12/31/2004	6/30/2004

Current assets
Foreign exchange contracts	-	$1

Other assets
Commodity purchase contracts	$9	3

Current liabilities
Commodity purchase contracts	(4)	-
Foreign exchange contracts	(2)	-

The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below:

	12/31/2004		6/30/2004

	Notional	Fair Value	Notional	Fair Value

Foreign exchange	$34	$(2)	$36	$1
Commodity purchase	75	5	43	3
Commodity option	1	-	2	-

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings who are expected to fully perform under the terms of the agreements.

5)   Inventories

      Inventories consisted of the following at:

	12/31/2004	6/30/2004

Finished goods	$277	$243
Work in process	4	3
Raw materials and packaging	77	68
LIFO allowances	(10)	(9)
Allowance for obsolescence	(6)	(4)

Total	$342	$301

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

6)   Other Assets

Other assets consisted of the following at:

	12/31/2004	6/30/2004

Prepaid benefit costs	$116	$119
Equity investments in:
Henkel Iberica	-	62
Other entities	44	45
Investment in low income housing partnerships	53	51
Investment in insurance contracts	39	39
Non-qualified retirement plan assets	20	21
Other	46	27

Total	$318	$364

7)   Venture Agreement

In January 2003, the Company entered into an agreement with the Procter & Gamble Company (“P&G”) to form a venture related to the Company’s Glad plastic bags, wraps and containers business. For the first five years of the agreement, P&G had an option to purchase an additional 10% interest in the profit, losses and cash flows of the Glad business, as defined, at pre-determined prices.  In January 2005, P&G paid the Company $133 to exercise this option to increase its interest from 10% to 20%, which is the maximum investment P&G is allowed under the venture agreement. The Company recorded $133 as an increase to the net terminal obligation liability in its third fiscal quarter, which reflects the additional fair value of the contractual requirement to purchase P&G’s interest at the termination of the agreement.

8)   Debt

In December 2004, the Company closed a private placement offering of $1,650 in senior notes in connection with the Share Exchange Agreement with Henkel. The senior notes consist of $500 aggregate principal amount of floating-rate senior notes due December 2007, $575 aggregate principal amount of 4.20% senior notes due January 2010 and $575 aggregate principal amount of 5.00% senior notes due January 2015. The floating-rate senior notes incur interest at a rate equal to three-month LIBOR plus 0.125%, reset quarterly. The initial interest rate at issuance for the floating-rate senior notes was 2.62%. The Company used the full amount of the net proceeds from the offering to repay a portion of the amount outstanding under its commercial paper program used to finance the cash contribution made in connection with the share exchange with Henkel (Note 2).

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

8)   Debt (Continued)

As of December 31, 2004, the Company’s long-term debt principal maturities, excluding premiums, areexpected to be as follows:

Fiscal Year
June 30,

2006...............................................................................................	$ 2
2007...............................................................................................	152
2008...............................................................................................	500
2009...............................................................................................	-
2010...............................................................................................	575
Thereafter........................................................................................	875

$2,104

The weighted-average interest rate on long-term debt, including the effect of interest rate swaps, was 5.14% and 5.74% for the six-month periods ended December 31, 2004 and 2003.

As of June 30, 2004, the Company had two domestic credit agreements totaling $950, including a $600 facility expiring June 2005 and a $350 facility expiring March 2007.  During the quarter ended December 31, 2004, these credit agreements were cancelled and replaced by a $1,300 credit agreement, which expires in 2009. As of December 31, 2004, there were no borrowings under the $1,300 credit agreement, which is available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $13 of foreign working capital credit lines and overdraft facilities at December 31, 2004, of which $6 was available for borrowing.

9)  Net Earnings per Common Share

Net earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding each period on an unrounded basis.  Diluted EPS reflects the earnings dilution that could occur from common shares that may be issued through stock options, restricted stock and performance units.  The weighted average number of common shares outstanding (denominator) used to calculate basic and diluted EPS was as follows (in thousands):

	Weighted Average Number of
	Common Shares Outstanding

	Three Months Ended		Six Months Ended

	12/31/2004	12/31/2003	12/31/2004	12/31/2003

Basic	187,310	210,500	200,107	211,577
Stock options and other	2,496	2,459	2,448	2,347

Diluted	189,806	212,959	202,555	213,924

Stock options to purchase 369,828 and 837,872 shares of common stock for the three-month periods ended December 31, 2004 and 2003, respectively, and 385,592 and 860,705 shares of common stock for the six-month periods ended December 31, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise price of the stock options was greater than the average market price of the common shares.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

10)  Comprehensive Income

      Comprehensive income includes net earnings, foreign currency translation adjustments and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of stockholders' equity.  Comprehensive income for the three-month and six-month periods ended December 31, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended

	12/31/2004	12/31/2003	12/31/2004	12/31/2003

Net earnings	$699	$109	$822	$238
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	46	26	69	22
Net derivative losses	(1)	(1)	(2)	(2)

Total comprehensive income	$744	$134	$889	$258

11)  Goodwill, Trademarks and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s policy is to separately identify, value and determine the useful lives for all intangible assets acquired. Assets with definite lives are amortized over such periods, and those with indefinite lives are not amortized, but tested for impairment. The annual impairment tests are performed in the third quarter of each fiscal year and whenever an event suggests an impairment may have occurred. No impairment charges were recorded for the quarter ended December 31, 2004.

Changes in the carrying amount of goodwill for the six-month period ended December 31, 2004, by operating segment, are as follows:

	Net Balance	Henkel	Translation	Net Balance
	6/30/2004	Exchange	Adjustments	12/31/2004

Household Products – North America	$123	-	$ 6	$129
Specialty Products	381	$(15)	-	366
International	169	-	15	184
Corporate, Interest and Other	69	-	-	69

Total Company	$742	$(15)	$21	$748

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

11) Goodwill, Trademarks and Other Intangible Assets (Continued)

Changes in trademarks and other intangible assets for the six-month period ended December 31, 2004 are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $152 and $158 at June 30, 2004 and December 31, 2004, respectively.  Estimated amortization expense is $11 for each of the fiscal years 2006 through 2010.

	Net				Net
	Balance	Henkel	Translation		Balance
	6/30/2004	Exchange	Adjustments	Amortization	12/31/2004

Trademarks and other intangible
assets subject to amortization
Technology	$ 97	-	-	$(5)	$ 92
Other	21	-	$1	(1)	21

Subtotal	118	-	1	(6)	113

Trademarks not subject to	515	$(32)	10	-	493
amortization

Total	$633	$(32)	$11	$(6)	$606

12)  Stock Option Plans

The Company’s stock option plans provide for the granting of stock options to officers, key employees and directors.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, whereby stock options are granted at market price and no compensation cost is recognized. If compensation expense for the Company’s various stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro forma net earnings, and basic and diluted EPS would have been as follows:

	Three Months Ended		Six Months Ended

	12/31/2004	12/31/2003	12/31/2004	12/31/2003

Net earnings:
As reported	$ 699	$ 109	$ 822	$ 238
Fair value-based expense,
net of tax	(4)	(4)	(10)	(10)

Pro forma	$ 695	$ 105	$ 812	$ 228

Net earnings per common share
Basic
As reported	$3.73	$0.52	$4.11	$1.13
Pro forma	$3.71	$0.50	$4.06	$1.08

Diluted
As reported	$3.68	$0.51	$4.06	$1.11
Pro forma	$3.66	$0.49	$4.01	$1.07

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

13)  Retirement Income and Healthcare Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s Retirement Income and Retirement Healthcare plans:

	Retirement Income Plans

	Three Months Ended		Six Months Ended

	12/31/2004	12/31/2003	12/31/2004	12/31/2003

Components of net periodic benefit cost (income):
Service cost	$3	$3	$6	$6
Interest cost	6	6	13	12
Expected return on plan assets	(7)	(7)	(14)	(15)
Amortization of unrecognized items	2	1	3	3

Total net periodic benefit cost	$4	$3	$8	$6

The Company anticipates making a discretionary contribution to its retirement income plans during the current fiscal year in order to fund its accumulated benefit obligation.

	Retirement Healthcare Plans

	Three Months Ended		Six Months Ended

	12/31/2004	12/31/2003	12/31/2004	12/31/2003

Components of net periodic benefit cost:
Service cost	-	-	$1	$1
Interest cost	$1	$1	2	2

Total net periodic benefit cost	$1	$1	$3	$3

14)  Guarantees

The Company is a party to a $22 letter of credit issued to one of its insurance carriers.

In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $258, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal, and other matters and have terms with varying expiration dates.

In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters. The Company made certain representations of fact as of the closing date of the exchange transaction and certain representations and warranties regarding future performance designed to preserve the tax free status of the exchange

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

14)  Guarantees (Continued)

transaction.  In general, the Company agreed to be responsible for Henkel’s taxes if the Company's actions result in a breach of the representations and warranties in a manner that causes the share exchange to fail to qualify for tax-free treatment.  Henkel has agreed to similar obligations.  The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification as the agreement does not specify a maximum amount and the Company does not know Henkel’s tax basis in the shares exchanged in the exchange transaction nor the effective tax rate that would be applied, although the Company believes Henkel’s tax basis in the shares exchanged is low. The Company does note, however, that the potential tax exposure, if any, could be very significant as the value of the subsidiary stock transferred to Henkel in the exchange transaction was approximately $2,800. Although the agreement does not specify an indemnification term, any exposure under the agreement would be limited to taxes assessed under the statute of limitations period for assessing taxes on the share exchange transaction. Based on the nature of the representations and warranties as well as other factors, the Company has not accrued any liability under this indemnity

The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2004.

15)  Environmental Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations, and has a recorded liability of $29 at both December 31, 2004 and June 30, 2004, respectively, for its share of the related aggregate future remediation costs. One matter in Dickinson County, Michigan, accounts for a substantial majority of the recorded liability at both December 31, 2004 and June 30, 2004.  The Company is subject to a cost-sharing arrangement with the other party for this matter, under which it is liable for 24.3% of the aggregate remediation and associated costs, other than legal fees as the Company and the other party are each responsible for its own legal fees. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities.  Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements by the MDEQ and the timing, varying costs and availability of alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

16)  Income Tax Contingencies

In conjunction with its audit of the Company’s tax returns, the IRS is auditing the tax returns of an investment fund, which is a limited partnership in which the Company is a limited partner. Based on its audit of the investment fund, the IRS has proposed certain adjustments to reattribute taxable income generated by the partnership to the Company. The amount of tax potentially resulting from these proposed adjustments, excluding interest and possible penalties, is approximately $200. The Company strongly disagrees with the proposed adjustments and has filed a petition in the United States Tax Court on June 10, 2004 contesting those adjustments. There were no significant developments related to this matter during the quarter ended December 31, 2004.  The Company believes it has appropriately accrued for an unfavorable outcome of the dispute and does not currently anticipate that the outcome will have a material effect on its effective tax rate or earnings. Settlement of this issue could require a material cash payment in the period of resolution. Assuming the dispute resolution process follows a normal course, final resolution of the matter and the impact, if any, on the earnings and cash flows of the Company will probably occur within 18 months.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

17)  Segment Results

Information regarding the Company's operating segments is shown below. Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision makers.  The operating segments include:

Household Products – North America:  Includes cleaning, bleach, water filtration products, and the plastic bags, wraps and containers categories marketed in the United States and all products marketed in Canada. The Soft Scrub cleanser business, previously part of the Household Products – North America segment, was reclassified to discontinued operations.

Specialty Products: Includes charcoal, the United States and European automotive care businesses, cat litter, insecticides, food products and professional products. The domestic insecticides business, previously part of the Specialty segment, was reclassified to discontinued operations.

International, formerly known as Household Products – Latin America/Other:  Includes operations outside the United States and Canada, excluding the European automotive care business. The international insecticides business and Henkel Iberica, both previously part of the International segment, were reclassified to discontinued operations.

Corporate includes certain unallocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, and other non-operating income and expense.

The table below represents operating segment information on a continuing operations basis.

	Net Sales

	Three Months Ended		Six Months Ended

	12/31/2004	12/31/2003	12/31/2004	12/31/2003

Household Products – North America	$ 584	$536	$1,209	$1,121
Specialty Products	267	255	568	560
International	149	129	271	245

Total Company	$1,000	$920	$2,048	$1,926

	Earnings (Losses) from Continuing Operations
	Before Income Taxes

	Three Months Ended		Six Months Ended

	12/31/2004	12/31/2003	12/31/2004	12/31/2003

Household Products – North America	$ 154	$139	$ 295	$ 282
Specialty Products	93	82	193	180
International	38	32	65	61
Corporate, Interest and Other	(91)	(99)	(192)	(191)

Total Company	$ 194	$154	$ 361	$ 332

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

17)  Segment Results (Continued)

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 28% and 26% of consolidated net sales for the three-month periods ended December 31, 2004 and 2003, respectively, and were 27% and 25% of consolidated net sales for the six-month periods ended December 31, 2004 and 2003, respectively.

Realignment of operating segments

In January 2005, the Company announced the assignment of new responsibilities in senior leadership, and associated realignment of businesses. Beginning in January 2005, the professional products business and the United States and European automotive care businesses will be combined with cleaning, bleach and water filtration products marketed in the United States and all products marketed in Canada. The plastic bags, wraps and containers businesses will be combined with the charcoal, food and cat litter products.  The segment information will be reported on a realigned basis starting in the third quarter of fiscal year 2005.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except per-share amounts)

Comparison of the Three-Month and Six-Month Periods Ended December 31, 2004

With the Three-Month and Six Month Periods Ended December 31, 2003

Diluted net earnings per common share increased by $3.17 and $2.95 for the three and six-month periods ended December 31, 2004, respectively (“the current periods”), as compared to the three and six-month periods ended December 31, 2003 (“the prior periods”). These increases were driven primarily by a gain of $550 recognized in discontinued operations on the exchange of the insecticides and Soft Scrubâbusinesses, a gain of $20 recognized in continuing operations on the exchange of the equity investment in Henkel Iberica, S.A (“Henkel Ibercia”), and the reversal of a total of $8 of deferred taxes, during the three months ended December 31, 2004 (For further discussion of this transaction, refer to the section entitled “Share Exchange Agreement” on page 22). In addition, the Company recorded higher current year net sales, partially offset by higher cost of products sold, selling and administrative expenses and interest expense in the current year.

Net sales increased by 9% and 6%, and volume increased by 8% and 5% for the current periods, respectively, as compared to the prior periods.  Volume growth was driven by new product launches including Clorox®ToiletWand™  and Glad®ForceFlexâtrash bags, increased club distribution of Cloroxâdisinfecting wipes and Pine-Sol® cleaner, and increased shipments of Glad  trash bags, food products, cat litter and other products. The variances between volume and sales growth was attributable to current year’s favorable foreign exchange rates and the continued benefit of price increases.

The Household Products – North America segment reported net sales increases of 9% and 8%, and volume increases of 9% and 8% for the current periods, respectively, as compared to the prior periods. The segment’s volume growth was driven primarily  byincreased shipments of various products, including Gladtrash bags, Clorox disinfecting wipes, Clorox® toilet bowl cleaner and Pine-Sol cleaner. Also contributing to sales growth were strong shipments of the Clorox   ToiletWanddisposable toilet-cleaning system, which was launched in the fourth quarter of fiscal year 2004.

The Specialty Products segment reported net sales increases of 5% and 1%, and volume increases of 3% and nil for the current periods, respectively, as compared to the prior periods.  The segment’s volume growth for the three-month period ended December 31, 2004 was driven by increased shipments of Hidden Valleyâbottled salad dressings and cat litter. Partially offsetting this volume increase was continued strong competitive activity in auto-care products. The variance between volume and sales growth in the three-month period ended December 31, 2004 was attributable to more efficient trade promotion spending, a shift in timing of some promotional activities and price increases.

The International segment reported net sales increases of 16% and 11%, and volume increases of 13% and 8% for the current periods, respectively, as compared to the prior periods. The segment’s volume growth in the current periods was primarily driven by new products and category and share growth in Latin America, and the continued growth of newly introduced Clorox®  home-cleaning products in Australia and New Zealand. The variances between volume and sales growth was attributable to favorable foreign-exchange rates and price increases in the current year periods.

Cost of products sold as a percentage of net sales decreased by 38 basis points and 68 basis points for the current periods, respectively, as compared to the prior periods. Cost savings initiatives were partially offset by higher raw material, manufacturing and logistics costs.

Selling and adminstrative expenses increased by 6% and 7% for the current periods, respectively, as compared to the prior periods. The increase was driven primarily by higher costs related to the amortization from the Company’s information system projects and higher sales commissions driven by sales increases. The Company completed the implementation of its enterprise resource planning and customer relationship management systems in June 2004.

Advertising costs increased by 6% and 3% for the current periods, respectively, as compared to the prior periods.  These increases were driven by higher spending for established products and new product launches, including Clorox ToiletWand, GladForceFlex and Clorox®Dual Action Toilet Bowl cleaner.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except per-share amounts)

Comparison of the Three-Month and Six-Month Periods Ended December 31, 2004

With the Three-Month and Six Month Periods Ended December 31, 2003

Restructuring and asset impairment costs of $32 for the six-month period ended December 31, 2004, was due primarily to a $30 supply chain restructuring initiative for the Glad business (For a discussion of this initiative, refer to the section entitled “Restructuring and Asset Impairment” on page 22).

Interest expense increased by $10 and $12 in the current periods, respectively, as compared to the prior periods.  These increases were driven primarily by interest costs associated with the offering of $1,650 in senior notes in connection with the Share Exchange Agreement, as described on page 23 under the heading “Credit Arrangements.”

Other (income) expense, netfor the three and six-month periods ended December 31, 2004, was ($29) and ($33), respectively. This includes a $20 gain recognized on the exchange of the equity investment in Henkel Iberica in the three-month period ended December 31, 2004. Also contributing to the current activity was a favorable mark-to-market adjustment on one of the Company’s commodity derivative contracts of $3 and $7 for the three and six-month periods ended December 31, 2004 and other smaller items.

Other (income) expense, netfor the three and six-month periods ended December 31, 2003, was ($2) and $1, respectively. Items recorded in the three-month period ended December 31, 2003, included a $6 credit from the favorable resolution of a litigation matter offset by a $7 charge related to environmental matters. For the six-month period ended December 31, 2003, these net amounts were offset by smaller items.

The effective tax rate on continuing operationswas 30.0% and 32.2%, for the current periods, respectively, as compared to 34.2% and 34.7% for the prior periods, respectively. The lower rate in the current periods was driven by the non-taxable gain recognized on the exchange of the equity investment in Henkel Iberica, the full tax impact of which was recognized in the three-month period ended December 31, 2004.

Earnings from discontinued operations were $563 and $577 for the current periods, respectively, as compared to $8 and $22 in the prior periods, respectively. The Company recognized a gain of $550 and reversed deferred taxes of $6 related to the exchanged operating businesses during the three months ended December 31, 2004. Earnings from the exchanged operating businesses decreased by $5 and $6 for the current periods, respectively, as compared to the prior periods, due to the close of the exchange transaction on November 22, 2004.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources

(In millions, except share and per-share amounts)

The Company’s financial condition and liquidity remain strong as of December 31, 2004.  Net cash provided by operations was $405 for the six-month period ended December 31, 2004, up from $328 in the year-ago-period.  The increase in operating cash flows was principally due to higher earnings from continuing operations in the current period, a $37 pension contribution made in the first quarter of fiscal year 2004 and other working capital changes.

Working Capital

The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, decreased from June 30, 2004 to December 31, 2004 principally due to increases in short-term borrowing and decreases in receivables, offset by decreases in accounts payables, accrued liabilities, and income taxes payable and increases in cash and cash equivalents and inventories.

The $256 increase in short-term borrowings was due primarily to the commercial paper borrowings to finance the $2,095 cash portion of the Henkel share exchange transaction. The $55 decrease in trade payables, accrued liabilities and income tax balances was driven by a $43 payment of fiscal 2004 profit sharing and incentive compensation liabilities and the timing of tax payments.

The $106 decrease in receivable balances was due primarily to the seasonality of sales and collections in the charcoal, food and insecticide categories as well as overall collection efficiencies. The $41 increase in inventories was driven primarily by an inventory build in charcoal to support seasonal sales, and inventory builds to support new product launches.

Share Exchange Agreement

On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel KGaA’s (“Henkel”) interest in Clorox common stock. Prior to the completion of the exchange, Henkel owned approximately 61.4 million shares, or 29%, of the Company’s outstanding common stock. The parties agreed that the Company would provide exchange value equal to $46.25 per share of Company stock being acquired in the exchange. The subsidiary transferred to Henkel contained Clorox’s insecticides and Soft Scrub cleanser businesses, its 20% interest in the Henkel Iberica, S.A. (“Henkel Iberica”) joint venture, and approximately $2,095 in cash.

Upon closing, the Company recognized a total gain of $570 and reversed a total of $8 of deferred income taxes. Of the total gain recognized, $550 relates to the exchanged operating businesses and is included in discontinued operations and $20 relates to Henkel Iberica and is included in continuing operations. The gain reflects an aggregate fair value of $745 for the exchanged operating businesses and Henkel Iberica, and was based on specified working capital balances that would exist at the closing date.  Since the Company now estimates that the specified working capital balances exceeded the actual balances at the closing date by $11, the Company is obligated to pay Henkel approximately $11 by the end of the third quarter of the current fiscal year, of which $2 was paid during the second quarter. The fair value of the businesses was determined through arms-length negotiations supported by traditional valuation methodologies that included discounted cash flow calculations and sales and earnings multiples. In addition, the Company has paid $13 of transaction costs related to the share exchange during the second quarter, including $9 that was charged to the gain and $4 that was attributed to treasury shares.

The transaction was structured to qualify as a tax-free exchange under Section 355 of the Internal Revenue Code.  The Company initially funded the transaction with commercial paper, which was subsequently refinanced through the issuance of $1,650 in senior notes.

The Company expects the Share Exchange Agreement to have a favorable effect on its future cash flows due to lower dividend payments driven by the lower weighted average number of shares outstanding. Also, the Company anticipates increased cash outflows associated with increased levels of principal and interest payments, as detailed under the section entitled “Credit Agreements.”

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

(In millions, except share and per-share amounts)

Restructuring and Asset Impairment

In July 2004, the board of directors approved a restructuring plan involving the Glad plastic bags, wraps and containers business, a division of the Household Products-North America operating segment.  This restructuring plan includes closing a manufacturing facility and assigning remaining production between certain of the Company’s North American plants and third-party suppliers during fiscal year 2005.  The Company recorded restructuring charges of approximately $30 during the six-month period ended December 31, 2004 in conjunction with this initiative, including asset impairment charges of $27 and employee severance charges of $3. In connection with this restructuring, the Company charged $5 in the six-month period ended December 31, 2004 of increment operating costs associated primarily with equipment and inventory transfer charges. In addition, the Company recorded $2 of asset impairment charges during the six-month period ended December 31, 2004 related to certain manufacturing operations in the international operating segment.

Share Repurchases

During the six-month period ended December 31, 2004, the Company acquired approximately 61.4 million shares of its common stock from Henkel at a total cost of $2,843, including the value of the operating businesses and the equity interest transferred to Henkel. In addition, the Company has two share repurchase programs, consisting of an open-market program and a program to offset the impact of share dilution related to the exercise of stock options (“evergreen program”).  There were no repurchases under these two programs during the six-month period ended December 31, 2004.

During the six-month period ended December 31, 2003, the Company acquired 5 million shares of its common stock at a total cost of $220.  Of these amounts, 1.5 million shares were acquired from Henkel at a total cost of $65. The other repurchases during the six-month period ended December 31, 2003 relate to the $1,700 board-authorized open-market program. The total number of shares repurchased as of December 31, 2004 under the open-market program is 22 million at a cost of $932, leaving $768 of authorized repurchases remaining under that program.

Venture Agreement

In January 2003, the Company entered into an agreement with the Procter & Gamble Company (“P&G”) to form a venture related to the Company’s Glad plastic bags, wraps and containers business. For the first five years of the agreement, P&G had an option to purchase an additional 10% interest in the profit, losses and cash flows of the Glad business, as defined, at pre-determined prices. In January 2005, P&G paid the Company $133 to exercise this option to increase its interest from 10% to 20%, which is the maximum investment P&G is allowed under the joint venture agreement. The Company recorded $133 as an increase to the net terminal obligation liability in its third fiscal quarter, which reflects the additional fair value of the contractual requirement to purchase P&G’s interest at the termination of the agreement.

Capital Expenditures

Capital expenditures were $58 and $82 for the six-month periods ended December 31, 2004 and 2003, respectively. This decrease was principally due to the completion of the implementation of the Company’s enterprise resource planning and customer relationship management data processing systems during last fiscal year. During the six-month period ended December 31, 2003, the capital expenditures related to these new systems were $26.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

(In millions, except share and per-share amounts)

Credit Arrangements

During the six-month periods ended December 31, 2004 and 2003, cash flows from continuing operations and short-term borrowings exceeded cash requirements to fund capital expenditures, dividends and scheduled debt service and was used to repurchase shares of the Company’s outstanding common stock, including the shares purchased from Henkel which was refinanced with the issuance of senior notes.

In December 2004, the Company closed the private placement offering of $1,650 in senior notes in connection with the Share Exchange Agreement. The senior notes consist of $500 aggregate principal amount of floating-rate senior notes due December 2007, $575 aggregate principal amount of 4.20% senior notes due January 2010 and $575 aggregate principal amount of 5.00% senior notes due January 2015. The floating-rate senior notes will incur interest at a rate equal to three-month LIBOR plus 0.125%, reset quarterly. The Company used the full amount of the net proceeds from the offering to repay a portion of the amount outstanding under its commercial paper program used to finance the cash contribution made in connection with the share exchange with Henkel (For further discussion of this transaction, refer to the section entitled “Share Exchange Agreement” on page 21). The Company believes that cash flow from operations, supplemented by financing received from external sources, will provide sufficient liquidity during the next 12 months.

As of December 31, 2004, the Company’s long-term debt principal maturities, excluding premiums, areexpected to be as follows:

Fiscal Year
June 30,

2006...............................................................................................	$ 2
2007...............................................................................................	152
2008...............................................................................................	500
2009...............................................................................................	-
2010...............................................................................................	575
Thereafter........................................................................................	875

$2,104

As of June 30, 2004, the Company had two domestic credit agreements totaling $950, including a $600 facility expiring June 2005 and a $350 facility expiring March 2007.  During the quarter ended December 31, 2004, these credit agreements were cancelled and replaced by a $1,300 credit agreement, which expires in 2009. As of December 31, 2004, there were no borrowings under the $1,300 credit agreement, which is available for general corporate purposes and to support commercial paper issuance. In addition, the Company had $13 of foreign working capital credit lines and overdraft facilities at December 31, 2004, of which $6 was available for borrowing.  The Company is in compliance with all restrictive covenants and limitations as of December 31, 2004, and does not anticipate any problems in securing future credit agreements.

Guarantees

The Company is a party to a $22 letter of credit issued to one of its insurance carriers.

In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items.  The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $258, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal, and other matters and have terms with varying expiration dates.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

(In millions, except share and per-share amounts)

Guarantees (Continued)

In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters. The Company made certain representations of fact as of the closing date of the exchange transaction and certain representations and warranties regarding future performance designed to preserve the tax free status of the exchange transaction. In general, the Company agreed to be responsible for Henkel’s taxes if the Company’s actions result in a breach of the representations and warranties in a manner that causes the share exchange to fail to qualify for tax-free treatment. Henkel has agreed to similar obligations. The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification as the agreement does not specify a maximum amount and the Company does not know Henkel’s tax basis in the shares exchanged in the exchange transaction nor the effective tax rate that would be applied, although the Company believes Henkel’s tax basis in the shares exchanged is low. The Company does note, however, that the potential tax exposure, if any, could be very significant as the value of the subsidiary stock transferred to Henkel in the exchange transaction was approximately $2,800. Although the agreement does not specify an indemnification term, any exposure under the agreement would be limited to taxes assessed under the statute of limitations period for assessing taxes on the share exchange transaction. Based on the nature of the representations and warranties as well as other factors, the Company has not accrued any liability under this indemnity.

The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2004.

Income Taxes

In conjunction with its audit of the Company’s tax returns, the IRS is auditing the tax returns of an investment fund, which is a limited partnership in which the Company is a limited partner. Based on its audit of the investment fund, the IRS has proposed certain adjustments to reattribute taxable income generated by the partnership to the Company. The amount of tax potentially resulting from these proposed adjustments, excluding interest and possible penalties, is approximately $200. The Company strongly disagrees with the proposed adjustments and has filed a petition in the United States Tax Court on June 10, 2004 contesting those adjustments. There were no significant developments related to this matter during the quarter ended December 31, 2004, and the Company believes it has appropriately accrued for an unfavorable outcome of the dispute and does not currently anticipate that the outcome will have a material effect on its effective tax rate or earnings. Settlement of this issue could require a material cash payment in the period of resolution. Assuming the dispute resolution process follows a normal course, final resolution of the matter and the impact, if any, on the earnings and cash flows of the Company will probably occur within 18 months.

Environmental Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations, and has a recorded liability of $29 at both December 31, 2004 and June 30, 2004, respectively for its share of the related aggregate future remediation costs. One matter in Dickinson County, Michigan, accounts for a substantial majority of the recorded liability at both December 31, 2004 and June 30, 2004.  The Company is subject to a cost-sharing arrangement with the other party for this matter, under which it is liable for 24.3% of the aggregate remediation and associated costs, other than legal fees as the Company and the other party are each responsible for its own fees. In October 2004, the Company and other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities.  Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements by the MDEQ and the timing, varying costs and availability of alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

(In millions, except share and per-share amounts)

Cautionary Statement

Except for historical information, matters discussed above and in the financial statements and footnotes and other parts of this report, including statements about future volume, sales, costs, cost savings, earnings, plans, objectives, expectations, growth,or profitability, are forward-looking statements based on management’s estimates, assumptions and projections.   Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements areonly predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the section entitled “Forward-Looking Statements and Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as updated from time to time in the Company’s SEC filings. Those factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs; the Company’s actual cost performance; risks inherent in litigation and international operations;the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture with P&G regarding the Company’s Glad plastic bags, wraps and containers business (the “Joint Venture”); the success of new products; the integration of acquisitionsand mergers; the divestiture of non-strategic businesses; and environmental, regulatory and intellectual property matters.In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel, including the sustainability of cash flows and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, P&G’s increased equity in the Joint Venture or otherwise, or interest cost increases greater than management expects, could adversely affect the Company’s earnings.

The Company’s forward-looking statement in this document are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.

PART I - FINANCIAL INFORMATION (Continued)

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Clorox Company

There have not been any material changes in market risk during the three-month and six-month periods ended December 31, 2004.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  The chief executive officer and chief financial officer of the Company, with the participation of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective.  During the second quarter of fiscal year 2005, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets out the purchases of the Company’s securities by the Company and any Affiliated Purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the period of this report.

	[a]	[b]	[c]	[d]

Period

	Total Number of Shares (or Units) Purchased or Otherwise Acquired (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(3)

October 1 to October 31, 2004	1,108	$54.63	None	$767,723,099

November 1 to Nov. 30, 2004	61,388,476	$55.85	None	$767,723,099

December 1 to Dec. 31, 2004	135	$58.60	None	$767,723,099

The shares repurchased in the months of October 1 to October 31, 2004 and December 1 to December 31, 2004 relate entirely to the surrender to the Company of 1,243 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees.  There were no surrenders to the Company of already owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options.  The shares acquired in the month of November 1 to November 30, 2004 include 61,386,509 shares acquired fromHC Investments, Inc., pursuant to a share exchange completed on November 22, 2004, as disclosed in a Form 8-K filed on November 22, 2004; and 1,967 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees.  There were no surrenders to the Company of already owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options.

Average Price per Share (or Unit) in the month of November 1 to November 30, 2004 refers only to the surrender to the Company of 1,967 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees and exclude the 61,386,509 shares acquired fromHC Investments, Inc., pursuant to a share exchange completed on November 22, 2004, that had an agreed upon value of $46.25 per share, or $2,839,126,041.

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

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s 2004 Annual Meeting of Shareholders held on November 17, 2004, the following actions were taken:

The following Directors were elected to hold office until the next annual election of directors

:

	FOR	WITHHOLD
DAN BOGGAN, JR.	188,861,431	5,737,534
TULLY FRIEDMAN	191,395,345	3,203,621
CHRISTOPH HENKEL	186,381,329	8,217,636
WILLIAM R. JOHNSON	181,825,991	12,772,975
GERALD E. JOHNSTON	190,348,767	4,250,198
ROBERT W. MATSCHULLAT	191,491,467	3,106,999
GARY G. MICHAEL	191,364,241	3,234,725
KLAUS MORWIND	180,479,579	14,119,387
JAN L. MURLEY	191,523,538	3,075,428
LARY R. SCOTT	188,863,069	5,735,897
MICHAEL E. SHANNON	189,678,918	4,920,048

Messrs. Christoph Henkel and Michael Shannon and Dr. Klaus Morwind, directors nominated by Henkel, resigned effective as of the closing of the Henkel exchange transaction. Mr. Michael Shannon was re-elected to the board by the board of directors effective November 22, 2004.

Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nominees named.

A proposal by the Board of Directors toapprove amendments to the Independent Directors Stock-Based Compensation Plan was approved by the shareholders.  The shareholders cast 162,123,170 votes in favor of this proposal and 6,728,434 votes against.  There were 1,703,877 abstentions and 24,043,485broker non-votes.

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending June 30, 2005, was approved by the shareholders.  The shareholders cast 192,515,083 votes in favor of this proposal and 845,591 votes against. There were 1,238,291 abstentions.

Item 6.  Exhibits

Exhibits

(10)       Amended and Restated Joint Venture Agreement dated as of January 31, 2003 between The Glad Products Company and certain affiliates and The Proctor & Gamble Company and certain affiliates **

(12)      Computation of the Ratio of Earnings to Fixed Charges

(31-1)    Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31-2)    Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certificationby the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**          Confidential treatment has been requested for the redacted portions of this agreement.  A complete copy of the agreement, including the redacted portion, has been filed separately with the Securities and Exchange Commission

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  February 9, 2005                              BY          /s/ Thomas D. Johnson

                                                                                          Thomas D. Johnson

                                                                                          Vice-President – Controller