Form 10-Q/A
period 2004-12-31
CLOROX CO /DE/
filed 2005-04-26
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 only to re-file Exhibit 10 in response to comments we received from the Securities and Exchange Commission on a confidential treatment request we made for certain portions of the exhibit in our original Form 10-Q. The re-filed exhibit discloses portions that had previously been redacted pursuant to our request for confidential treatment.

This Amendment No. 1 to our Form 10-Q for the quarter ended December 31, 2004 does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to our Form 10-Q for the quarter ended December 31, 2004 as originally filed or the exhibits filed therewith.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  April 26, 2005                                   BY        /s/ Thomas D. Johnson

                                                                              Thomas D. Johnson

                                                                              Vice-President – Controller

EXHIBIT INDEX

Exhibit Number	Title
10	Amended and Restated Joint Venture Agreement dated as of January 31, 2003 between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates **
31-1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31-2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**          Confidential treatment has been requested for the redacted portions of this agreement.  A complete copy of the agreement, including the redacted portion, has been filed separately with the Securities and Exchange Commission