Form 10-Q
period 2005-03-31
CLOROX CO /DE/
filed 2005-05-05
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

           Yes        X                                         No

As of March 31, 2005, there were 154,151,145 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I.	Financial Information (Unaudited)		Page No.

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Earnings
		Three Months and Nine Months Ended March 31, 2005 and 2004	3

		Condensed Consolidated Balance Sheets
		March 31, 2005 and June 30, 2004	4

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended March 31, 2005 and 2004	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Results of	20
		Operations and Financial Condition

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.	Other Information (Unaudited)

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6.	Exhibits	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Earnings

(In millions, except share and per-share amounts)

	Three Months Ended		Nine Months Ended

	3/31/2005	3/31/2004	3/31/2005	3/31/2004

Net sales	$1,086	$1,051	$3,134	$2,977
Cost of products sold	632	584	1,792	1,688

Gross profit	454	467	1,342	1,289

Selling and administrative expenses	139	162	403	408
Advertising costs	106	105	303	296
Research and development costs	22	22	64	61
Restructuring and asset impairment costs	5	-	37	-
Interest expense	27	8	52	21
Other (income) expense:
Equity earnings and gain on exchange of Henkel Iberica, S.A.	-	(3)	(25)	(8)
Other, net	18	(3)	10	3

Earnings from continuing operations before income taxes	137	176	498	508
Income taxes on continuing operations	21	61	139	177
Reversal of deferred taxes from equity investment in Henkel Iberica, S.A.	-	-	(2)	-

Earnings from continuing operations	116	115	361	331

Discontinued operations:
Gain on exchange	-	-	550	-
Earnings from exchanged businesses	3	19	36	58
Reversal of deferred taxes from exchanged businesses	-	-	6	-
Losses from Brazil operations	-	(1)	-	(6)
Income tax expense on discontinued operations	(1)	(7)	(13)	(19)

Earnings from discontinued operations	2	11	579	33

Net earnings	$ 118	$ 126	$ 940	$ 364

Earnings per common share:
Basic
Continuing operations	$ 0.76	$ 0.55	$ 1.96	$ 1.56
Discontinued operations	0.01	0.05	3.13	0.16

Basic net earnings per common share	$ 0.77	$ 0.60	$ 5.09	$ 1.72

Diluted
Continuing operations	$ 0.75	$ 0.54	$ 1.93	$ 1.54
Discontinued operations	0.01	0.05	3.09	0.16

Diluted net earnings per common share	$ 0.76	$ 0.59	$ 5.02	$ 1.70

Weighted average common shares outstanding (in thousands)
Basic	153,502	211,213	184,572	211,456
Diluted	156,104	213,606	187,170	214,052

Dividends per common share	$ 0.28	$ 0.27	$ 0.82	$ 0.81
See Notes to Condensed Consolidated Financial Statements

PARTI - FINANCIAL INFORMATION (Continued)

Item 1. Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Balance Sheets

(In millions, except share amounts)

	3/31/2005	6/30/2004

Assets
Current assets
Cash and cash equivalents	$ 293	$ 232
Receivables, net	401	460
Inventories	374	301
Other current assets	60	50

Total current assets	1,128	1,043

Property, plant and equipment, net	979	1,052

Goodwill, net	744	742

Trademarks and other intangible assets, net	601	633

Other assets, net	304	364

Total assets	$3,756	$3,834

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Notes and loans payable	$ 407	$ 289
Current maturities of long-term debt	3	2
Accounts payable	312	310
Accrued liabilities	531	643
Income taxes payable	33	24

Total current liabilities	1,286	1,268

Long-term debt	2,123	475

Other liabilities	531	377

Deferred income taxes	162	174

Stockholders' (deficit) equity
Common stock	250	250
Additional paid-in capital	325	301
Retained earnings	3,614	2,846
Treasury shares, at cost, 95,675,789 and 36,838,394 shares at
March 31, 2005 and June 30, 2004, respectively	(4,313)	(1,570)
Accumulated other comprehensive net losses	(206)	(274)
Unearned compensation	(16)	(13)

Stockholders' (deficit) equity	(346)	1,540

Total liabilities and stockholders' (deficit) equity	$3,756	$3,834

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Condensed Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended

	3/31/2005	3/31/2004

Operations:
Earnings from continuing operations	$361	$331
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	142	141
Deferred income taxes	(32)	9
Restructurings and asset impairment	37	-
Gain on exchange of Henkel Iberica, S.A.	(20)	-
Loss on disposition of fixed assets	9	5
Other	37	18
Changes in:
Receivables, net	38	8
Inventories	(69)	(74)
Other current assets	3	7
Accounts payable and accrued liabilities	3	36
Income taxes payable	(87)	44
Pension contribution to qualified plans	-	(38)

Net cash provided by continuing operations	422	487
Net cash provided by discontinued operations	41	44

Net cash provided by operations	463	531

Investing Activities:
Capital expenditures	(89)	(117)
Businesses acquired	-	(13)
Low income housing contributions	(9)	(9)
Other	4	5

Net cash used for investing by continuing operations	(94)	(134)
Net cash used for investing by discontinued operations	-	(2)

Net cash used for investing activities	(94)	(136)

Financing Activities:
Notes and loans payable, net	117	128
Long-term debt borrowings	1,635	8
Long-term debt repayments	-	(214)
Proceeds from option exercise pursuant to Venture Agreement	133	-
Treasury stock acquired from related party, Henkel KGaA	(2,119)	(65)
Treasury stock purchased from non-affiliates	-	(155)
Cash dividends paid	(158)	(172)
Issuance of common stock for employee stock plans	83	85
Other	(1)	24

Net cash used for financing by continuing operations	(310)	(361)
Net cash used for financing by discontinued operations	-	(9)

Net cash used for financing activities	(310)	(370)

Effect of exchange rate changes on cash and cash equivalents	2	2

Net increase in cash and cash equivalents	61	27
Cash and cash equivalents:
Beginning of period	232	172

End of period	$293	$199

See Notes to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

1)  Interim Financial Statements

Basis of Presentation

      The unaudited interim condensed consolidated financial statements for the three and nine-month periods ended March 31, 2005 and 2004, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the "Company”) for the periods presented.  Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation, including the reclassifications necessary to reflect the financial results of the operating businesses exchanged with Henkel KGaA (“Henkel”) in November 2004 as discontinued operations (Note 2).  The results for the interim periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005 or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information in this report should be read in conjunction with the Company’s current report on Form 8-K filed on March 3, 2005, which includes the Company’s consolidated financial statements and footnotes for the fiscal years ended June 30, 2004, 2003 and 2002, and related Management’s Discussion and Analysis, reclassified to reflect the financial results of the operating businesses exchanged with Henkel in November 2004 as discontinued operations. The information in this report should also be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC in August 2004 for the fiscal year ended June 30, 2004.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Actual results could differ materially from estimates and assumptions made.

New Accounting Standards and Developments

Share-based Payment

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

SFAS No. 123-R, which is effective for the Company beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123-R permits public companies to adopt its requirements using one of the two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

1) Interim Financial Statements (Continued)

New Accounting Standards and Developments(continued)

modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides additional guidance on the implementation of SFAS No. 123-R for public companies. Among other topics related to share-based payment, SAB No. 107 includes guidance on equity compensation valuation methods, income statement classification and presentation, capitalization of compensation costs, and income tax accounting. The Company is currently evaluating the adoption methods and the expected impact that the adoption of SFAS No. 123-R and SAB No. 107 will have on its consolidated financial statements.

Other New Accounting Standards and Developments

In November 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of a component of an entity that either has been disposed of or classified as held for sale should be reported in discontinued operations if: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction, and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. EITF Issue No. 03-13 addresses how companies should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from its ongoing operations and the types of continuing involvement that constitute “significant” continuing involvement. The consensus ratified in EITF Issue No. 03-13 is effective for a component of an entity that is disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004 or earlier if disposed of or classified as held for sale within the company’s fiscal year that includes the date of consensus ratification. Based on the guidancein EITF Issue No. 03-13, the Company has classified the operating results, gain on exchange and certain transitional services related to its insecticides and Soft Scrubâbusinesses, which were transferred as part of the share exchange transaction with Henkel, as discontinued operations (Note 2).

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

In October 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act provides a special deduction with respect to income of certain U.S. manufacturing activities and a one-time 85% dividends-received deduction for certain foreign earnings that are repatriated, as defined in the Act.  The Company is currently evaluating the impact of the manufacturing deduction, which may impact its consolidated financial statements as early as fiscal year 2006. In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which allows a company additional time to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings. In the quarter ended March 31, 2005, the Company completed its evaluation of the effects of the Act on its plans for repatriation or reinvestments. The Company recognized incremental income tax expense of $9 in the third quarter of fiscal year 2005, which represents the net tax on foreign earnings accumulated through March 31, 2005 that are expected to be repatriated in fiscal year 2006.

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

Upon closing, the Company recognized a total gain of $570 and reversed a total of $8 of deferred income taxes. Of the total gain recognized, $550 relates to the exchanged operating businesses and is included in discontinued operations and $20 relates to Henkel Iberica and is included in continuing operations. The gain reflects an aggregate fair value of $745 for the exchanged operating businesses and Henkel Iberica, and was based on specified working capital balances that would exist at the closing date.  As the specified working capital balances exceeded the actual balances at the closing date by $11, the Company was obligated to pay Henkel approximately $11 by the end of the third quarter of the current fiscal year, of which $2 was paid during the second quarter and $9 was paid during the third quarter. The fair value of the businesses was determined through arms-length negotiations supported by traditional valuation methodologies that included discounted cash flow calculations and sales and earnings multiples. In addition, the Company has paid $13 of transaction costs related to the share exchange during the second quarter, including $9 that was charged to the gain and $4 that was attributed to treasury shares.

The transaction was structured to qualify as a tax-free exchange under Section 355 of the Internal Revenue Code.  The Company initially funded the transaction with commercial paper, which was subsequently refinanced through the issuance of $1,650 in senior notes (Note 8).

Discontinued Operations

The Company has included the after-tax financial results of the insecticides and Soft Scrub businesses, including the gain on the exchange of such businesses and certain transitional services, in discontinued operations.  According to the consensus reached in EITF Issue No. 03-13, if an entity expects that the operations and cash flows of a disposed component, as defined, will be eliminated from its ongoing operations and the entity will not have significant continuing involvement after the “assessment period,” which generally extends one year after the disposal date, the component’s operations should be presented as discontinued operations. In order to facilitate the share exchange, certain transitional services are being provided by the Company to Henkel, including some interim production of insecticides and Soft Scrub for periods of approximately one year.  The purpose of these services is to provide short-term assistance to Henkel in assuming the operations of the exchanged businesses. The Company’s cash inflows and outflows from these services are expected to be insignificant after the assessment period. The Company’s share of the financial results of Henkel Iberica through the date of exchange, including the exchange gain related to this investment, are included as a component of other (income) expense. Other than the transitional services being provided, the Company no longer has an ongoing relationship with Henkel, and Henkel’s right to representation on the Company’s board of directors has ended.

The net sales from the discontinued businesses were $13 and $35 for the three-month periods ended March 31, 2005 and 2004, respectively, and were $76 and $104 for the nine-month periods ended March 31, 2005 and 2004, respectively.

The condensed consolidated statements of earnings also reflect the results of the Company’s business in Brazil as a discontinued operation. The Brazil business had no net sales during the three and nine-month periods ended March 31, 2005 and 2004.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

3)   Restructuring and Asset Impairment

In July 2004, the board of directors approved a restructuring plan involving the Glad® plastic bags, wraps and containers business, a division of the Specialty Group operating segment.  This restructuring plan includes closing a manufacturing facility and assigning remaining production between certain of the Company’s North American plants and third-party suppliers during fiscal year 2005.  The Company recorded restructuring charges of $33 during the nine-month period ended March 31, 2005 in conjunction with this initiative, including asset impairment charges of $28, and employee severance charges of $5. In addition to restructuring charges, the Company recorded $7 of incremental operating costs during the nine-month period ended March 31, 2005, which were associated primarily with equipment and inventory transfer charges incurred due to this initiative.

The Company also recorded $4 of asset impairment charges during the nine-month period ended March 31, 2005 related to certain manufacturing operations in the International operating segment.

Changes in the Company’s accrued restructuring liability, substantially all of which is classified as a component of accrued liabilities in the condensed consolidated balance sheets, were as follows:

	Nine Months Ended

	3/31/2005	3/31/2004

Accrued restructuring at beginning of the period	$3	$6
Restructuring expenses recognized	5	-
Payments	(5)	(3)

Accrued restructuring at end of period	$3	$3

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

The Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	3/31/2005	6/30/2004

Current assets
Commodity purchase contracts	$6	-
Foreign exchange contracts	-	$1

Other assets
Commodity purchase contracts	10	3

Current liabilities
Foreign exchange contracts	(1)	-

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

4)   Financial Instruments (Continued)

The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below:

	3/31/2005		6/30/2004

	Notional	Fair Value	Notional	Fair Value

Foreign exchange	$26	($1)	$36	$1
Commodity purchase	64	16	43	3
Commodity option	-	-	2	-

Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings that are expected to fully perform under the terms of the agreements.

5)   Inventories

      Inventories consisted of the following at:

	3/31/2005	6/30/2004

Finished goods	$301	$243
Work in process	5	3
Raw materials and packaging	84	68
LIFO allowances	(10)	(9)
Allowance for obsolescence	(6)	(4)

Total	$374	$301

6)   Other Assets

Other assets consisted of the following at:

	3/31/2005	6/30/2004

Prepaid benefit costs	$111	$119
Equity investments in:
Henkel Iberica	-	62
Other entities	45	45
Investment in low income housing partnerships	35	51
Investment in insurance contracts	48	47
Non-qualified retirement plan assets	20	21
Other	45	19

Total	$304	$364

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

6)   Other Assets (Continued)

The Company owns, directly or indirectly, limited partnership interests of up to 99% in 55 low-income housing partnerships, which are accounted for on the equity basis. The purpose of the partnerships is to develop and operate low-income housing rental properties. The general partners, who typically hold 1% of the partnership interests, are third parties unrelated to the Company and its affiliates, and are responsible for controlling and managing the business and financial operations of the partnerships. The partnerships provide the Company with tax deductions from operating losses, and tax credits.

In the third quarter of fiscal year 2005, the Company recorded a $13 pretax charge ($9 after tax) to recognize certain partnership operating losses realized in prior fiscal years. The aggregate charge accumulated over the approximate 14 year period during which the Company invested in the partnerships. The Company does not believe these losses are material to the periods in which they should have been and were reflected and, therefore, recorded the entire charge in the quarter ended March 31, 2005.

7)   Other Liabilities

Other liabilities consisted of the following at:

	3/31/2005	6/30/2004

Venture Agreement net terminal obligation	$258	$125
Retirement healthcare benefits	84	82
Qualified and nonqualified pension plans	42	42
Deferred compensation plans	55	50
Environmental remediation	32	29
Long term disability post employment obligation	20	19
Other	40	30

Total	$531	$377

Venture Agreement

In January 2003, the Company entered into an agreement with the Procter & Gamble Company (“P&G”) to form a venture related to the Company’s Glad plastic bags, wraps and containers business. For the first five years of the agreement, P&G had an option to purchase an additional 10% interest in the profit, losses and cash flows of the Glad business, as defined, at pre-determined prices.  In January 2005, P&G paid the Company $133 to exercise this option to increase its interest from 10% to 20%, which is the maximum investment P&G is allowed under the venture agreement. The Company recorded a corresponding $133 increase to other liabilities in its third fiscal quarter to reflect the contractual requirement to purchase P&G’s interest at the termination of the agreement. In addition, the Company established a $34 deferred tax asset and a corresponding increase to income taxes payable in the third quarter related to this option exercise.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

8)   Debt

In December 2004, the Company closed a private placement offering of $1,650 in senior notes in connection with the Share Exchange Agreement with Henkel. The senior notes consist of $500 aggregate principal amount of floating-rate senior notes due December 2007, $575 aggregate principal amount of 4.20% senior notes due January 2010 and $575 aggregate principal amount of 5.00% senior notes due January 2015. The floating-rate senior notes bear interest at a rate equal to the three-month LIBOR plus 0.125%, reset quarterly. The initial interest rate at issuance for the floating-rate senior notes was 2.62%. The Company used the full amount of the net proceeds from the offering to repay a portion of the amount outstanding under its commercial paper program used to finance the cash contribution made in connection with the share exchange with Henkel (Note 2).

As of March 31, 2005, the Company’s long-term debt principal maturities areexpected to be as follows:

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

$2,104

The weighted-average interest rate on long-term debt, including the effect of interest rate swaps, was 4.79% and 5.82% for the nine-month periods ended March 31, 2005 and 2004.

As of June 30, 2004, the Company had two domestic credit agreements totaling $950, including a $600 facility expiring June 2005 and a $350 facility expiring March 2007.  During the quarter ended December 31, 2004, these credit agreements were cancelled and replaced by a $1,300 credit agreement, which expires in 2009. As of March 31, 2005, there were no borrowings under the $1,300 credit agreement, which is available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $15 of foreign working capital credit lines and overdraft facilities at March 31, 2005, of which $8 was available for borrowing.

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

	Weighted Average Number of
	Common Shares Outstanding

	Three Months Ended		Nine Months Ended

	3/31/2005	3/31/2004	3/31/2005	3/31/2004

Basic	153,502	211,213	184,572	211,456
Stock options and other	2,602	2,393	2,598	2,596

Diluted	156,104	213,606	187,170	214,052

As described in Note 2, the Company repurchased 61.4 million shares of its common stock from Henkel as part of the Share Exchange Agreement on November 22, 2004.

Stock options to purchase 362,730 and 818,950 shares of common stock for the three-month periods ended March 31, 2005 and 2004, respectively, and 434,104 and 883,005 shares of common stock for the nine-month periods ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the exercise price of the stock options was greater than the average market price of the common shares.

10)  Comprehensive Income

      Comprehensive income includes net earnings, foreign currency translation adjustments and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of stockholders' (deficit) equity.  Comprehensive income for the three and nine-month periods ended March 31, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended

	3/31/2005	3/31/2004	3/31/2005	3/31/2004

Net earnings	$118	$126	$ 940	$364
Other comprehensive income (losses), net of taxes:
Foreign currency translation adjustments	(6)	2	63	25
Net derivative gains (losses)	7	(1)	5	(3)

Total comprehensive income	$119	$127	$1,008	$386

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

11) Goodwill, Trademarks and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s policy is to separately identify, value and determine the useful lives for all intangible assets acquired. Assets with definite lives are amortized over such periods, and those with indefinite lives are not amortized, but tested for impairment. The Company performed its annual review of intangible assets in the third fiscal quarter and no instances of impairment were identified.

In addition, business valuations of the Colombia and Venezuela reporting units were performed, as these businesses operate under continuing economic and political uncertainties. The fair value for Colombia was only slightly in excess of the carrying amount. The Company is closely monitoring any events, circumstances, or changes in the businesses that might imply a reduction in the fair value and might lead to additional impairments. The Company will continue to test annually for impairment in the third fiscal quarter unless there are indications during an interim period that intangible assets may have become impaired.

Changes in the carrying amount of goodwill for the nine-month period ended March 31, 2005, by operating segment, are as follows:

	Net Balance	Operating	Net Balance
	6/30/04	Segment	6/30/04	Henkel	Translation	Net Balance
	(As reported)	Realignment	(As realigned)	Exchange	Adjustments	3/31/2005
		(Note 17)

Household Group - North America	$123	$298	$421	-	$5	$426
Specialty Group	381	(298)	83	$(15)	-	68
International	169		169	-	12	181
Corporate	69		69	-	-	69

Total Company	$742	$ -	$742	$(15)	$17	$744

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

11) Goodwill, Trademarks and Other Intangible Assets (continued)

Changes in trademarks and other intangible assets for the nine-month period ended March 31, 2005 are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $160 and $152 at March 31, 2005 and June 30, 2004, respectively.  Estimated amortization expense is $11 for each of the fiscal years 2006 through 2010.

	Net				Net
	Balance	Henkel	Translation		Balance
	6/30/2004	Exchange	Adjustments	Amortization	3/31/2005

Trademarks and other intangible
assets subject to amortization
Technology	$ 97	-	-	$(7)	$ 90
Other	21	-	-	(1)	20

Subtotal	118	-	-	(8)	110

Trademarks not subject to
amortization	515	$(32)	$8	-	491

Total	$633	$(32)	$8	$(8)	$601

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

	Three Months Ended		Nine Months Ended

	3/31/2005	3/31/2004	3/31/2005	3/31/2004

Net earnings:
As reported	$ 118	$ 126	$ 940	$ 364
Fair value-based expense,
net of tax	(5)	(4)	(14)	(14)

Pro forma	$ 113	$ 122	$ 926	$ 350

Net earnings per common share
Basic
As reported	$0.77	$0.60	$5.09	$1.72
Pro forma	$0.74	$0.58	$5.02	$1.65

Diluted
As reported	$0.76	$0.59	$5.02	$1.70
Pro forma	$0.73	$0.57	$4.95	$1.63

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

13)  Retirement Income and Healthcare Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s Retirement Income and Retirement Healthcare plans:

	Retirement Income Plans

	Three Months Ended		Nine Months Ended

	3/31/2005	3/31/2004	3/31/2005	3/31/2004

Components of net periodic benefit cost (income):
Service cost	$3	$3	$ 8	$8
Interest cost	6	6	20	18
Expected return on plan assets	(7)	(7)	(21)	(22)
Amortization of unrecognized items	2	1	6	5

Total net periodic benefit cost	$4	$3	$13	$9

As of March 31, 2005, the Company does not expect to make any significant contributions to its domestic and foreign pension plans during the current fiscal year.

	Retirement Healthcare Plans

	Three Months Ended		Nine Months Ended

	3/31/2005	3/31/2004	3/31/2005	3/31/2004

Components of net periodic benefit cost:
Service cost	-	-	$1	$1
Interest cost	$1	$1	4	4
Amortization of unrecognized items	-	-	(1)	(1)

Total net periodic benefit cost	$1	$1	$4	$4

14)  Guarantees

The Company is a party to a $22 letter of credit issued to one of its insurance carriers.

In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items.  The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal, and other matters and have terms with varying expiration dates.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

14)  Guarantees (Continued)

In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters.  The Company made certain representations of fact as of the closing date of the exchange transaction and certain representations and warranties regarding future performance designed to preserve the tax-free status of the exchange transaction.  In general, the Company agreed to be responsible for Henkel’s taxes if the Company's actions result in a breach of the representations and warranties in a manner that causes the share exchange to fail to qualify for tax-free treatment.  Henkel has agreed to similar obligations.  The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification as the agreement does not specify a maximum amount and the Company does not know Henkel’s tax basis in the shares exchanged in the exchange transaction nor the effective tax rate that would be applied, although the Company believes Henkel’s tax basis in the shares exchanged is low. The Company does note, however, that the potential tax exposure, if any, could be very significant as the value of the subsidiary stock transferred to Henkel in the exchange transaction was approximately $2,800.  Although the agreement does not specify an indemnification term, any exposure under the agreement would be limited to taxes assessed under the statute of limitations period for assessing taxes on the share exchange transaction.  Based on the nature of the representations and warranties as well as other factors, the Company has not accrued any liability under this indemnity.

The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2005.

15)  Environmental Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $32 and $29 at March 31, 2005 and June 30, 2004, respectively, for its share of the related aggregate future remediation cost, of which $5 was accrued in the three-month period ended March 31, 2005. One matter in Dickinson County, Michigan, accounts for a substantial majority of the recorded liability at both March 31, 2005 and June 30, 2004.  The Company is subject to a cost-sharing arrangement with another party for this matter, under which it is liable for 24.3% of the aggregate remediation and associated costs, other than legal fees as the Company and the other party are each responsible for their own such fees. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities.  Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and availability of alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

PART I - FINANCIAL INFORMATION (Continued)

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

16)  Income Tax Contingencies

In conjunction with its audit of the Company’s tax returns, the Internal Revenue Service (“IRS”) audited the tax returns of the Investment Fund, which is a limited partnership in which the Company is a limited partner. In  2004, the IRS proposed certain adjustments to reattribute taxable income generated by the partnership to the Company. In April 2005, the Company reached an agreement with the IRS resolving these tax issues.  As a result of the settlement agreement, the Company will pay approximately $228 in federal and state taxes and interest, of which $78 was paid to the IRS in March 2005.  Virtually all of the remaining taxes and interest are expected to be paid by the end of the fiscal year 2005.

The Company had previously accrued for this contingency.  In the third quarter, the Company reversed approximately $23 in excess tax accruals related to this matter, thereby reducing third-quarter income tax expense on continuing operations.

17)  Segment Results

Realignment of operating segments

In January 2005, the Company announced a realignment of business responsibilities for its senior leadership. As a result, reported business segments have been renamed and realigned with senior leadership responsibilities beginning in the Company’s third fiscal quarter.

Information regarding the Company's operating segments is shown below. Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision makers.  The operating segments include:

Household Group – North America, formerly known as Household Products – North America:  Includes U.S. bleach, cleaning, water-filtration and professional products; the auto-care business; and all products marketed in Canada. The auto-care business and professional products were previously included in the Specialty Products segment.

Specialty Group, formerly known as Specialty Products: Includes the plastic bags, wraps and containers businesses marketed in the United States, charcoal, cat litter, and food products. The plastic bags, wraps and containers businesses were previously included in the Household Products – North America segment.

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

Item 1.  Financial Statements (Unaudited)

The Clorox Company

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per-share amounts)

Segment Results (Continued)

The table below represents operating segment information on a continuing operations basis.  The prior year segment balances have been reclassified to conform to the current operating segment alignment.

	Net Sales

	Three Months Ended		Nine Months Ended

	3/31/2005	3/31/2004	3/31/2005	3/31/2004

Household Group – North America	$ 517	$ 515	$1,501	$1,457
Specialty Group	426	404	1,219	1,143
International	143	132	414	377

Total Company	$1,086	$1,051	$3,134	$2,977

	Earnings (Losses) from Continuing Operations
	Before Income Taxes

	Three Months Ended		Nine Months Ended

	3/31/2005	3/31/2004	3/31/2005	3/31/2004

Household Group – North America	$ 162	$165	$ 485	$ 464
Specialty Group	96	100	261	263
International	26	32	91	93
Corporate	(147)	(121)	(339)	(312)

Total Company	$ 137	$176	$ 498	$ 508

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% and 26% of consolidated net sales for the three-month periods ended March 31, 2005 and 2004, respectively, and were 27% and 26% of consolidated net sales for the nine-month periods ended March 31, 2005 and 2004, respectively.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except per-share amounts)

Comparison of the Three-Month and Nine-Month Periods Ended March 31, 2005

With the Three-Month and Nine Month Periods Ended March 31, 2004

In January 2005, the Company announced a realignment of business responsibilities for its senior leadership. As a result, reported business segments have been renamed and realigned with senior leadership responsibilities beginning in the Company’s third fiscal quarter. The prior year segment operating results have been reclassified to conform to the current operating segment alignment. The operating segments include:

Household Group – North America, formerly known as Household Products – North America:  Includes U.S. bleach, cleaning, water-filtration and professional products; the auto-care business; and all products marketed in Canada. The auto-care business and professional products were previously included in the Specialty Products segment.

Specialty Group, formerly known as Specialty Products: Includes the plastic bags, wraps and containers businesses marketed in the United States, charcoal, cat litter, and food products. The plastic bags, wraps and containers businesses were previously included in the Household Products – North America segment.

International, formerly known as Household Products – Latin America/Other:  Includes operations outside the United States and Canada, excluding the European automotive care business.

Diluted net earnings per common share increased by $0.17 and $3.32 for the three and nine-month periods ended March 31, 2005, respectively (the “current periods”), as compared to the three and nine-month periods ended March 31, 2004 (the “prior periods”).  The weighted average common shares outstanding for the three and nine-month periods ended March 31, 2005 reflect the Company’s repurchase of 61.4 million shares of its common stock from Henkel KgaA (“Henkel”) (For further discussion of this transaction, refer to the section entitled “Share Exchange Agreement” on page 22).

The Company recorded higher current net sales and lower selling and administrative expense, partially offset by higher cost of products sold and interest expense, in the current periods. The increase in diluted net earnings per common share in the three-month period was driven primarily by the decrease in common shares outstanding as a result of the Henkel share exchange. The increase in diluted net earnings per common share in the nine-month period was driven primarily by the Henkel share exchange, which included a gain of $550 recognized in discontinued operations on the exchange of the insecticides and Soft Scrub® businesses, a gain of $20 recognized in continuing operations on the exchange of the equity investment in Henkel Iberica, S.A (“Henkel Ibercia”), and the reversal of a total of $8 of deferred tax liabilities.

Net Sales increased by 3% and 5%, and volume increased by 3% and 4% for the current periods, respectively, as compared to the prior periods.  Volume growth was driven by increased shipments across all segments, notably in Latin America, home care, cat litter and Glad® products businesses. The fiscal-year-to-date variance between volume and sales growth was attributable to the current periods’ favorable foreign exchange rates and the benefit of price increases.

The Household Group – North America segment reported net sales increases of nil and 3%, and volume increases of 1% and 4% for the current periods, respectively, as compared to the prior periods. The segment’s volume growth was driven primarily by increased shipments of various products, including Clorox® disinfecting wipes and the Clorox ToiletWand™ disposable toilet-cleaning system, which was launched in the fourth quarter of fiscal year 2004. The variances between volume and sales growth were attributable to unfavorable product mix and higher trade-promotion spending.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except per-share amounts)

Comparison of the Three-Month and Nine-Month Periods Ended March 31, 2005

With the Three-Month and Nine Month Periods Ended March 31, 2004

The Specialty Group segment reported net sales increases of 5% and 7%, and volume increases of 2% and 4% for the current periods, respectively, as compared to the prior periods.  The segment’s volume growth was driven by increased shipments of Glad trash bags, primarily due to the continued strength of sales of Glad ForceFlex™, and cat litter. Partially offsetting these volume increases were decreased shipments of Glad Press’n Seal™ wrap primarily because the prior periods included the volume impact of the product launch, and Kingsford® charcoal primarily due to poor weather. Sales growth exceeded volume growth due to favorable product mix and the benefit of price increases, partially offset by higher trade promotion spending.

The International segment reported net sales increases of 8% and 10%, and volume increases of 9% and 8% for the current periods, respectively, as compared to the prior periods. The segment’s volume growth in the current periods was primarily driven by increased shipments of laundry and cleaning products in Latin America.

Cost of products sold as a percentage of net sales increased by 260 basis points and 50 basis points for the current periods, respectively, as compared to the prior periods due to increased raw material and logistics costs, and incremental operating costs related to the supply chain restructuring initiative for the Glad business (For a discussion of this initiative, refer to the section entitled “Restructuring and Asset Impairment” on page 23). Partially offsetting these increases were cost savings initiatives.

Selling and administrative expenses decreased by 14% and 1% for the current periods, respectively, as compared to the prior periods, primarily due to lower incentive compensation accruals in the current periods and a contribution to The Clorox Company Foundation made in the quarter ended March 31, 2004, partially offset by the accrual of performance units in the quarter ended March 31, 2005.

Advertising costs increased by 1% and 2% for the current periods, respectively, as compared to the prior periods.  These increases were driven by higher spending for established products and new product launches, including Clorox ToiletWand, and Armor All® Gels System.

Restructuring and asset impairment costs of $37 for the nine-month period ended March 31, 2005, were due primarily to a $33 supply chain restructuring initiative for the Glad business (For a discussion of this initiative, refer to the section entitled “Restructuring and Asset Impairment” on page 23). In the three-month period ended March 31, 2005 the Company recognized $3 as part of the Glad business initiative and $2 related to certain manufacturing operations in the International operating segment.

Interest expense increased by $19 and $31 in the current periods, respectively, as compared to the prior periods.  These increases were driven primarily by interest costs associated with the offering of $1,650 in senior notes in connection with the Share Exchange Agreement, as described on page 24 under the heading “Credit Arrangements.”

Other (income) expense for the three and nine-month periods ended March 31, 2005, was $18 and ($15), respectively. The primary items recorded in the quarter ended March 31, 2005 were a $13 charge related to the low-income housing partnerships and a $5 increase to the environmental reserve (For a discussion of the low-income housing partnerships, refer to Note 6 in the Notes to Condensed Consolidated Financial Statements. For a discussion of the environmental reserve, refer to the section entitled “Environmental Contingencies ” contained herein on page 27). In addition to these items, the nine-month period included a $20 gain recognized on the exchange of the equity investment in Henkel Iberica in the second quarter ended December 31, 2004, a favorable mark-to-market adjustment on one of the Company’s commodity derivative contracts of $7 and other smaller items.

Other (income) expense for the three and nine-month periods ended March 31, 2004, was ($6) and ($5), respectively. The primary items recorded in the quarter ended March 31, 2004 were a $3 gain related to commodity hedge contracts and a $2 gain from the favorable resolution of a litigation matter. In addition to these items, the nine-month period March 31, 2004 included a $6 credit from favorable settlement of litigation, a $7 second-quarter charge related to environmental matters, and other smaller items.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

(In millions, except per-share amounts)

Comparison of the Three-Month and Nine-Month Periods Ended March 31, 2005

With the Three-Month and Nine Month Periods Ended March 31, 2004

The effective tax rate on continuing operations was 15.2% and 27.5%, for the current periods, respectively, as compared to 34.8% and 34.8% for the prior periods, respectively. The lower rates in the current periods were driven by the reversal of excess tax accruals related to the tax settlement with the Internal Revenue Service and by the non-taxable gain recognized on the exchange of the equity investment in Henkel Iberica.  These two benefits were partially offset by the tax on earnings to be repatriated under the American Jobs Creation Act.  The full tax impact of the non-taxable Henkel Iberica gain was recognized in the three-month period ended December 31, 2004.  The full tax impact of the tax accrual reversal and the tax on repatriated earnings was recognized in the three-month period ended March 31, 2005.

Earnings from discontinued operations were $2 and $579 for the current periods, respectively, as compared to $11 and $33 in the prior periods, respectively. In the nine-month period ended March 31, 2005, the Company recognized a gain of $550 and reversed deferred tax liabilities of $6 related to the exchanged operating businesses. Earnings from the exchanged operating businesses decreased by $16 and $22 for the current periods, respectively, as compared to the prior periods, due to the close of the exchange transaction on November 22, 2004. In addition, the prior periods included losses from Brazil operations of $1 and $6, which were nil in the current periods.

Financial Condition, Liquidity and Capital Resources

(In millions, except share and per-share amounts)

The Company’s financial condition and liquidity remain strong as of March 31, 2005.  Net cash provided by operations was $463 for the nine-month period ended March 31, 2005, down from $531 in the year-ago-period.  The decrease in operating cash flows was principally due to the $78 payment to the IRS for the tax settlement in the nine-month period ended March 31, 2005 and other working capital changes, partially offset by a $38 pension contribution made in the nine-month period ended March 31, 2004.

Working Capital

The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, increased from June 30, 2004 to March 31, 2005 principally due to decreases in accrued liabilities, and increases in inventories and cash and cash equivalents, partially offset by increases in short-term borrowings and decreases in receivables, net.

The $119 increase in short-term borrowings was due primarily to the commercial paper borrowings to finance the $2,095 cash portion of the Henkel share exchange transaction. The $112 decrease in accrued liabilities was driven primarily by the $78 payment to the IRS as part of the tax settlement and the reversal of approximately $23 in excess tax accruals.

The $73 increase in inventories was driven primarily by an inventory build in charcoal to support seasonal sales, and inventory builds to support new product launches. The $59 decrease in receivables, net was due primarily to the seasonality of sales and collections in the charcoal, food and insecticide categories as well as overall collection efficiencies.

Share Exchange Agreement

On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel interest in Clorox common stock. Prior to the completion of the exchange, Henkel owned approximately 61.4 million shares, or 29%, of the Company’s outstanding common stock. The parties agreed that the Company would provide exchange value equal to $46.25 per share of Company stock being acquired in the exchange. The subsidiary transferred to Henkel contained Clorox’s insecticides and Soft Scrub cleanser businesses, its 20% interest in the Henkel Iberica, S.A. (“Henkel Iberica”) joint venture, and $2,095 in cash.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

(In millions, except share and per-share amounts)

Share Exchange Agreement (Continued)

Upon closing, the Company recognized a total gain of $570 and reversed a total of $8 of deferred income taxes. Of the total gain recognized, $550 relates to the exchanged operating businesses and is included in discontinued operations and $20 relates to Henkel Iberica and is included in continuing operations. The gain reflects an aggregate fair value of $745 for the exchanged operating businesses and Henkel Iberica, and was based on specified working capital balances that would exist at the closing date.  As the specified working capital balances exceeded the actual balances at the closing date by $11, the Company was obligated to pay Henkel approximately $11 by the end of the third quarter of the current fiscal year, of which $2 was paid during the second quarter and $9 was paid during the third quarter. The fair value of the businesses was determined through arms-length negotiations supported by traditional valuation methodologies that included discounted cash flow calculations and sales and earnings multiples. In addition, the Company has paid $13 of transaction costs related to the share exchange during the second quarter, including $9 that was charged to the gain and $4 that was attributed to treasury shares.

The transaction was structured to qualify as a tax-free exchange under Section 355 of the Internal Revenue Code.  The Company initially funded the transaction with commercial paper, which was subsequently refinanced through the issuance of $1,650 in senior notes.

The Company expects the Share Exchange Agreement to have a favorable effect on its future cash flows due to lower dividend payments driven by the lower weighted average number of shares outstanding. Also, the Company anticipates increased cash outflows associated with increased levels of principal and interest payments, as detailed under the section entitled “Credit Arrangements.”

Restructuring and Asset Impairment

In July 2004, the board of directors approved a restructuring plan involving the Glad plastic bags, wraps and containers business, a division of the Specialty Group operating segment.  This restructuring plan includes closing a manufacturing facility and assigning remaining production between certain of the Company’s North American plants and third-party suppliers during fiscal year 2005.  The Company recorded restructuring charges of $33 during the nine-month period ended March 31, 2005 in conjunction with this initiative, including asset impairment charges of $28, and employee severance charges of $5. In addition to restructuring charges, the Company recorded $7 of incremental operating costs during the nine-month period ended March 31, 2005, which were associated primarily with equipment and inventory transfer charges incurred due to this initiative.

The Company also recorded $4 of asset impairment charges during the nine-month period ended March 31, 2005 related to certain manufacturing operations in the International operating segment.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

(In millions, except share and per-share amounts)

Share Repurchases

The Company has two share repurchase programs, consisting of an open-market program and a program to offset the impact of share dilution related to the exercise of stock options (“evergreen program”).  There were no repurchases under these two programs during the nine-month period ended March 31, 2005. The total number of shares repurchased as of March 31, 2005 under the open-market program is 22 million at a cost of $932, leaving $768 of authorized repurchases remaining under that program.

During the nine-month period ended March 31, 2005, the Company acquired approximately 61.4 million shares of its common stock from Henkel at a total cost of $2,843, including the value of the operating businesses and the equity interest transferred to Henkel.

During the nine-month period ended March 31, 2004, the Company acquired 5 million shares of its common stock at a total cost of $220.  Of these amounts, 1.5 million shares were acquired from Henkel at a total cost of $65. The other repurchases during the nine-month period ended March 31, 2004 relate to the $1,700 board-authorized open-market program.

Venture Agreement

In January 2003, the Company entered into an agreement with the Procter & Gamble Company (“P&G”) to form a venture related to the Company’s Glad plastic bags, wraps and containers business. For the first five years of the agreement, P&G had an option to purchase an additional 10% interest in the profit, losses and cash flows of the Glad business, as defined, at pre-determined prices. In January 2005, P&G paid the Company $133 to exercise this option to increase its interest from 10% to 20%,which is the maximum investment P&G is allowed under the venture agreement. The Company recorded a corresponding $133 increase to other liabilities in its third fiscal quarter to reflect the contractual requirement to purchase P&G’s interest at the termination of the agreement. In addition, the Company established a $34 deferred tax asset and a corresponding increase to income taxes payable in the third quarter related to this option exercise.

Capital Expenditures

Capital expenditures were $89 and $117 for the nine-month periods ended March 31, 2005 and 2004, respectively. This decrease was principally due to the completion of the implementation of the Company’s enterprise resource planning and customer relationship management data processing systems during last fiscal year. During the nine-month period ended March 31, 2004, the capital expenditures related to these new systems were $37.

Credit Arrangements

During the nine-month periods ended March 31, 2005 and 2004, cash flows from continuing operations and short-term borrowings exceeded cash requirements to fund capital expenditures, dividends and scheduled debt service. Short-term borrowings were used to repurchase shares of the Company’s outstanding common stock, including the shares purchased from Henkel which was refinanced with the issuance of senior notes.

In December 2004, the Company closed the private placement offering of $1,650 in senior notes in connection with the Share Exchange Agreement with Henkel. The senior notes consist of $500 aggregate principal amount of floating-rate senior notes due December 2007, $575 aggregate principal amount of 4.20% senior notes due January 2010 and $575 aggregate principal amount of 5.00% senior notes due January 2015. The floating-rate senior notes bear interest at a rate equal to the three-month LIBOR plus 0.125%, reset quarterly. The initial interest rate at issuance for the floating-rate senior notes was 2.62%.The Company used the full amount of the net proceeds from the offering to repay a portion of the amount outstanding under its commercial paper program used to finance the cash contribution made in connection with the share exchange with Henkel (For further discussion of this transaction, refer to the section entitled “Share Exchange Agreement” on page 22). The Company believes that cash flow from operations, supplemented by financing received from external sources, will provide sufficient liquidity during the next 12 months.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

(In millions, except share and per-share amounts)

Credit Arrangements (Continued)

As of March 31, 2005, the Company’s long-term debt principal maturities areexpected to be as follows:

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

$2,104

As of June 30, 2004, the Company had two domestic credit agreements totaling $950, including a $600 facility expiring June 2005 and a $350 facility expiring March 2007.  During the quarter ended December 31, 2004, these credit agreements were cancelled and replaced by a $1,300 credit agreement, which expires in 2009. As of March 31, 2005, there were no borrowings under the $1,300 credit agreement, which is available for general corporate purposes and to support commercial paper issuance. In addition, the Company had $15 of foreign working capital credit lines and overdraft facilities at March 31, 2005, of which $8 was available for borrowing.  The Company is in compliance with all restrictive covenants and limitations as of March 31, 2005, and does not anticipate any problems in securing future credit agreements.

Guarantees

The Company is also a party to a $22 letter of credit issued to one of its insurance carriers.

In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items.  The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal, and other matters and have terms with varying expiration dates.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Financial Condition, Liquidity and Capital Resources (Continued)

(In millions, except share and per-share amounts)

Guarantees (continued)

In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters.  The Company made certain representations of fact as of the closing date of the exchange transaction and certain representations and warranties regarding future performance designed to preserve the tax-free status of the exchange transaction.In general, the Company agreed to be responsible for Henkel’s taxes if the Company's actions result in a breach of the representations and warranties in a manner that causes the share exchange to fail to qualify for tax-free treatment.  Henkel has agreed to similar obligations.  The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification as the agreement does not specify a maximum amount and the Company does not know Henkel’s tax basis in the shares exchanged in the exchange transaction nor the effective tax rate that would be applied, although the Company believes Henkel’s tax basis in the shares exchanged is low. The Company does note, however, that the potential tax exposure, if any, could be very significant as the value of the subsidiary stock transferred to Henkel in the exchange transaction was approximately $2,800.  Although the agreement does not specify an indemnification term, any exposure under the agreement would be limited to taxes assessed under the statute of limitations period for assessing taxes on the share exchange transaction.  Based on the nature of the representations and warranties as well as other factors, the Company has not accrued any liability under this indemnity.

The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2005.

Income Taxes

In conjunction with its audit of the Company’s tax returns, the IRS audited the tax returns of the Investment Fund, which is a limited partnership in which the Company is a limited partner. In  2004, the IRS proposed certain adjustments to reattribute taxable income generated by the partnership to the Company. In April 2005, the Company reached an agreement with the IRS resolving these tax issues.  As a result of the settlement agreement, the Company will pay approximately $228 in federal and state taxes and interest, of which $78 was paid to the IRS in March 2005. Virtually all of the remaining taxes and interest are expected to be paid by the end of the fiscal year 2005.

The Company had previously accrued for this contingency.  In the third quarter, the Company reversed approximately $23 in excess tax accruals related to this matter, thereby reducing third-quarter income tax expense on continuing operations.

PART I - FINANCIAL INFORMATION (Continued)

Item 2. Management’s Discussion and Analysis of

Results of Operations and Financial Condition

The Clorox Company

Environmental Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $32 and $29 at March 31, 2005 and June 30, 2004, respectively, for its share of the related aggregate future remediation cost, of which $5 was accrued in the three-month period ended March 31, 2005. One matter in Dickinson County, Michigan, accounts for a substantial majority of the recorded liability at both March 31, 2005 and June 30, 2004.  The Company is subject to a cost-sharing arrangement with another party for this matter, under which it is liable for 24.3% of the aggregate remediation and associated costs, other than legal fees as the Company and the other party are each responsible for their own such fees. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities.  Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and availability of alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

Cautionary Statement

Except for historical information, matters discussed above and in the financial statements and footnotes and other parts of this report, including statements about future volume, sales, costs, cost savings, earnings, effects of the Share Exchange Agreement on future cash flow, cash outflows, pension liabilities, plans, objectives, expectations, growth,or profitability, are forward-looking statements based on management’s estimates, assumptions and projections.   Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the section entitled “Forward-Looking Statements and Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as updated from time to time in the Company’s SEC filings. Those factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs; the Company’s actual cost performance; risks inherent in litigation and international operations; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture with P&G regarding the Company’s Glad® plastic bags, wraps and containers business (the “Joint Venture”); the success of new products; the integration of acquisitionsand mergers; the divestiture of non-strategic businesses; and environmental, regulatory and intellectual property matters.In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel, including the sustainability of cash flows and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, P&G’s increased equity in the Joint Venture or otherwise, or interest cost increases greater than management expects, could adversely affect the Company’s earnings.

The Company’s forward-looking statements in this document are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.

PART I - FINANCIAL INFORMATION (Continued)

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Clorox Company

There have not been any material changes in market risk during the three-month and nine-month periods ended March 31, 2005.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  The chief executive officer and chief financial officer of the Company, with the participation of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 and, based on that evaluation, have concluded that such disclosure controls and procedures are effective.  During the third quarter of fiscal year 2005, there have not been any changes in the Company's internal controls over financial reporting or in other factors that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets out the purchases of the Company’s securities by the Company and any Affiliated Purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the period of this report.

	[a]	[b]	[c]	[d]

Period

	Total Number of Shares (or Units) Purchased or Otherwise Acquired (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)

January 1 to January 31, 2005	6,808	$58.88	None	$767,723,099

February 1 to February 28, 2005	637	$59.37	None	$767,723,099

March 1 to March 31, 2005	1,601	$61.17	None	$767,723,099

Total	9,046	$59.32	None	$767,723,099

(1) Of the 9,046 shares repurchased, 7,555 shares relate to the surrender to the Company of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees.  The remaining 1,491 shares repurchased were surrenders to the Company of already owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options.

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

Item 6.  Exhibits

Exhibits

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

                                                                              THE CLOROX COMPANY

                                                                               (Registrant)

DATE:  May 5, 2005                      BY       /s/ Thomas D. Johnson

                                                             Thomas D. Johnson

                                                             Vice-President – Controller