Form 10-K
period 2005-06-30
CLOROX CO /DE/
filed 2005-08-31
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005

OR

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number: 1-07151

THE CLOROX COMPANY

(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1221 Broadway, Oakland, California 94612-1888

(Address of principal executive offices) (Zip code)

(510) 271-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock—$1.00 par value	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on December 31, 2004 as reported by the New York Stock Exchange, was approximately $9.0 billion.

As of August 9, 2005, the registrant had outstanding 151,716,438 shares of Common Stock.

Documents Incorporated by Reference:

Certain specified portions of the registrant’s definitive proxy statement (the “Proxy Statement”) to be filed within 120 days after June 30, 2005, are incorporated herein by reference in response to Part III, Items 10 through 14, inclusive.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K (this “Report”), including the exhibits hereto and the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this Report. These risks and uncertainties include those discussed below under “Risk Factors,” as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs; the Company’s actual cost performance; risks inherent in litigation and international operations; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture with The Procter & Gamble Company (“P&G”) regarding the Company’s Glad® plastic bags, wraps and containers business; the success of new products and product pricing changes; the integration of acquisitions and mergers; the divestiture of non-strategic businesses; the implementation of the Company’s strategy; and environmental, regulatory, product liability and intellectual property matters. In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel KGaA (“Henkel”), including the sustainability of cash flows and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, P&G’s increased equity in the joint venture, interest cost increases greater than management expects, or otherwise, could adversely affect the Company’s earnings.

The Company’s forward-looking statements in this Report are and will be based on management’s then current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.

In this Report, unless the context requires otherwise, the terms “the Company” and “Clorox” refer to The Clorox Company and its subsidiaries.

ITEM 1.                BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

The Company was originally founded in Oakland, California in 1913 as the Electro-Alkaline Company. It was reincorporated as Clorox Chemical Corporation in 1922, as Clorox Chemical Co. in 1928 and as The Clorox Company (an Ohio corporation) in 1957, when the business was acquired by P&G. The Company was fully divested by P&G in 1969 and, as an independent company, was reincorporated in 1973 in California as The Clorox Company. In 1986, the Company was reincorporated in Delaware. In January 1999, the Company acquired First Brands Corporation.

In November 2004, the Company completed the exchange of its ownership interest in a subsidiary for approximately 61.4 million shares of its common stock held by Henkel, which represented approximately 29% of the Company’s outstanding common stock prior to the exchange. The parties agreed that the Company would provide exchange value equal to $46.25 per share of Company common stock being acquired in the exchange. The subsidiary transferred to Henkel contained the Company’s existing insecticides and Soft Scrub® cleaner businesses, its 20% interest in the Henkel Iberica, S.A. joint venture and approximately $2.1 billion in cash. For further information on recent business developments, refer to the information set forth under the caption “Management’s Discussion and Analysis,” on pages 1 through 23 of Exhibit 99-1 hereto, incorporated herein by reference.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company has three business segments: Household Group — North America (formerly known as Household Products — North America), Specialty Group (formerly known as Specialty Products) and International (formerly known as Household Products — Latin America/Other). Financial information for the last three fiscal years for each of the Company’s segments is set forth below:

(Millions)	Fiscal Year	Household Group	Specialty Group	International	Corporate	Total Company
Net sales	2005	$2,038	$1,788	$562	$—	$4,388
	2004	1,986	1,677	499	—	4,162
	2003	1,995	1,549	442	—	3,986
Earnings (losses) from continuing operations before income taxes	2005	633	435	119	(458)	729
	2004	634	417	115	(414)	752
	2003	613	442	55	(392)	718
Identifiable assets	2005	1,360	862	549	846	3,617
	2004	1,355	908	660	911	3,834
	2003	1,445	907	664	636	3,652

NARRATIVE DESCRIPTION OF BUSINESS.

The Company’s business operations, represented by the aggregate of its Household Group — North America, Specialty Group and International segments, include the production and marketing of consumer products sold primarily through grocery, mass merchandise, club and other retail stores.

PRINCIPAL PRODUCTS.

The products of the Household Group — North America segment include:

•              U.S. bleach and cleaning products, including:

•              laundry products, such as liquid bleaches, laundry stain removers and dry and liquid color-safe bleaches under the brands Clorox® and Clorox 2®; and

•              home care cleaning products, such as disinfecting sprays and wipes, toilet bowl cleaners, dilutable and spray glass and surface cleaners, carpet cleaners, reusable cleaning cloths, drain openers, steel-wool soap pads and scrubber sponges, mildew removers, soap scum removers and bathroom cleaners, floor mopping systems, toilet and bath cleaning tools, daily shower cleaners and pre-moistened towelettes, primarily under the brands Clorox, Formula 409®, Liquid-Plumr®, Pine-Sol®, Tilex® and S.O.S®.

•              Water filtration systems and filters under the Brita® brand.

•     Professional products for institutional, janitorial and food service markets, including:

•              bleaches, toilet bowl cleaners, disinfectants, disinfecting sprays and wipes, dilutable cleaners, food-storage bags, wraps, trash bags, dressings, barbecue sauces, charcoal briquets, clog removers, cleaners, steel-wool soap pads, mildew removers, soap scum removers and bathroom cleaners.

•              The auto care business, including:

•              auto care products, such as protectants, cleaners and wipes, tire- and wheel-care products, washes, gel washes and waxes and automotive fuel and oil additives, primarily under the Armor All® and STP® brands.

•              All products marketed in Canada.

The products of the Specialty Group segment include:

•              Plastic bags, wraps and containers, under the Glad brand.

•              Cat litter products, including:

•              clumping cat litter and scoopable and silica-gel crystals cat litter, primarily under the Fresh Step® and Scoop Away® brands.

•              Food products, including:

•              salad dressings and dip mixes, seasoned mini-croutons, seasonings, sauces and marinades, primarily under the Hidden Valley® and K C Masterpiece® brands.

•              Seasonal products, including:

•              charcoal briquets, charcoal lighter and wood chips under the Kingsford® and Match Light® brands.

The products of the International segment include:

•              In the Asia-Pacific region:

•              bleaches, disposable gloves, cleaning cloths, floor cleaners, sponges and scourers, non-stick baking paper, ice cube bags, non-stick frying pan sheets, aluminum foil, foil trays, plastic covers, oven bags, reclosable bags, paste cleaner, food bags, cling films and trash bags, primarily under the Glad, Chux® and Clorox brands.

•              In the Latin American region:

•              laundry additives, waxes, bleaches, spray and gel cleaners, liquid household cleaners, toilet bowl cleaners, bathroom cleaners, disinfecting sprays, cleaning utensils, brooms, candles, air fresheners and fabric refreshers, primarily under the Clorox, Ayudin®, Limpido®, Clorinda®, Los Conejos®, Poett®, Mistolin®, Lestoil® and Bon Bril® brands.

The Company has two product lines that have accounted for 10% or more of net sales during any of the past three fiscal years. Sales of Clorox liquid bleach represented 12%, 10% and 10% of the Company’s total net sales in fiscal years 2005, 2004 and 2003, respectively. Sales of Glad trash bags represented approximately 12% and 10%, respectively, of total net sales in fiscal years 2005 and 2004. Other than Clorox liquid bleach and Glad trash bags, no other product line accounted for 10% or more of net sales in fiscal years 2005 or 2004, and no product line other than Clorox liquid bleach accounted for 10% or more of net sales in fiscal year 2003.

PRINCIPAL MARKETS — METHODS OF DISTRIBUTION. Most non-durable household consumer products are nationally advertised and sold within the United States to grocery stores and grocery wholesalers primarily through a network of brokers, and to mass merchandisers, warehouse clubs, and military and other retail stores primarily through a direct sales force. Within the United States, the Company also sells institutional versions of many of its products. Outside the United States, the Company sells consumer products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS.

The following table shows net sales and assets by geographic area for the last three fiscal years.

Net Sales by Geographic Area:

(Millions)	2005	2004	2003
Foreign	$696	$615	$553
United States	$3,692	$3,547	$3,433

Long-Lived Assets at June 30:

(Millions)	2005	2004	2003
Foreign	$116	$115	$120
United States	$883	$937	$952

SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company purchases raw materials, packaging supplies, transportation and other services, products and energy from numerous unaffiliated firms. Interruptions in the delivery of these materials or services could adversely impact the Company. Significant raw materials were available from a sufficient number of sources during fiscal year 2005. The Company is exposed to changes in the price of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis” on pages 16 through 17 of Exhibit 99-1 hereto, incorporated herein by reference.

PATENTS AND TRADEMARKS. Most of the Company’s brand name consumer products are protected by registered trademarks. Its brand names and trademarks are highly important to its business, and the Company pursues a course of vigorous action against apparent infringements. The Company’s patents, patent licenses and similar arrangements are also material to its business and are defended against apparent infringements.

SEASONALITY. Most sales of the Company’s charcoal briquets, foods and auto appearance product lines occur in the first six months of each calendar year. Operating cash flow is used to build inventories of those products in the off-season.

CUSTOMERS AND ORDER BACKLOG. During fiscal years 2005, 2004 and 2003, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27%, 25% and 25%, respectively, of the Company’s consolidated net sales. Except for this relationship, the Company is not dependent upon any other single customer or group of affiliated customers. Order backlog is not a significant factor in the Company’s business.

RENEGOTIATION. None of the Company’s operations is subject to renegotiation or termination at the election of the federal government.

COMPETITION. The markets for consumer products are highly competitive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands and “generic” non-branded products of grocery chains and wholesale cooperatives. Competition is encountered from similar and alternative products, some of which are produced and marketed by major multinational or national concerns having financial resources greater than those of the Company. Depending on the product, the Company’s products compete on price, quality or other benefits to consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion. If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain its relative market position.

RESEARCH AND DEVELOPMENT. The Company incurred expenses of approximately $88 million, $84 million and $75 million in fiscal years 2005, 2004 and 2003, respectively, on research activities relating to the development of new products or the maintenance and improvement of existing products. None of this research activity was customer-sponsored.

ENVIRONMENTAL MATTERS. In general, the Company anticipates spending increasing amounts annually for facility upgrades and for environmental programs as existing facilities age. The amount of capital expenditures for environmental compliance was approximately $0.6 million in fiscal year 2005 and is not expected to be material in the next fiscal year. For non-capital expenditures, see the discussions below under “Risk Factors —  Environmental matters create potential liability risks” and “Legal Proceedings” in Item 3.

NUMBER OF PERSONS EMPLOYED. At the end of fiscal year 2005, the Company employed approximately 7,600 people.

RISK FACTORS

The Company faces intense competition in its markets.

The Company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the Company’s products compete with other widely advertised brands within each product category and with “private label” brands and “generic” non-branded products of grocery chains and wholesale cooperatives, which typically are sold at lower prices. The Company also encounters competition from similar and alternative products, many of which are produced and marketed by major multinational or national concerns. The Company’s products generally compete on the basis of price, quality or other benefits to consumers. Advertising, promotion, merchandising and packaging also have a significant impact on consumer purchasing decisions.

A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion. If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain its relative market position. Some of the Company’s competitors are larger and have financial resources greater than those of the Company, and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions than the Company can. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive pricing may require the Company to reduce prices and could lead to a reduction in its sales or its profit margins.

Volume growth may be difficult to achieve.

A large percentage of the Company’s revenues comes from mature markets that are subject to increased competition. During fiscal year 2005, approximately 84% of the Company’s net sales were generated in U.S. markets. U.S. markets for household products are considered mature and are generally characterized by high household penetration. The Company’s ability to achieve volume growth will depend on its ability to drive growth through innovation and investment in its established brands and its ability to capture market share from competitors. If the Company is unable to increase market share in existing product lines, or bring innovation to grow the categories, or develop, acquire or successfully launch new products, it may not achieve its growth objectives.

The Company’s financial performance depends on continuous and successful new product introductions.

In most categories in which the Company competes, there are frequent introductions of new products and line extensions. An important factor in the Company’s future performance will be its ability to identify emerging consumer and technological trends and to maintain and improve the competitiveness of its products. The Company cannot be certain that it will successfully achieve those goals. The development and introduction of new products requires substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. Continued product development and marketing efforts have inherent risks, including product development or launch delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

Operating results and net earnings may not meet expectations.

The Company cannot be certain that its operating results and net earnings will meet its expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then its actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•       the introduction of new products and line extensions by the Company or its competitors;

•       the mix of products with varying profitability sold in a given quarter;

•       the Company’s ability to control internal costs;

•       the effectiveness of the Company’s advertising, marketing and promotional programs;

•       changes in product pricing policies by the Company or its competitors;

•  the ability of the Company to maintain and enhance profit margins in the face of a consolidating retail environment;

•  the ability of the Company to successfully implement and achieve the expected benefits of its process improvement initiatives;

•  the ability of the Company to achieve its business plans, including volume growth and pricing plans, as a result of high levels of competitive activity;

•  the ability to maintain key retail customer relationships;

•  the potential inability to generate expected cost savings and efficiencies from the Company’s enterprise resource planning and customer relationship data processing systems;

•  the potential inability to generate expected cost savings and efficiencies from restructuring the Company’s supply chain;

•  the ability of major customers and other debtors to meet their obligations as they come due;

•  the failure of parties contracting with the Company to perform their obligations, and the loss of or inability to renew contracts of importance to the Company’s performance;

•  the ability to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•  changes to cash flow resulting from tax payments, tax settlements and share repurchases;

•  the ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;

•  expenses for impairment and obsolescence of property, plant and equipment in excess of projections;

•  expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

•  charges resulting from any restructuring that management may, from time to time, choose to undertake;

•  the ability of the Company to make up for lost revenues resulting from divestitures;

•  the purchase by P&G on January 5, 2005, of an additional 10% interest in the profits, losses and cash flows of the Glad bags, wraps and containers business, with the resultant increase in the Company’s net terminal obligation liability by $133 million, reflecting the additional fair value of the Company’s contractual requirement to purchase P&G’s interest at the termination of the joint venture agreement;

•  significant increases in the costs of key raw materials including but not limited to energy, resin, chlor-alkali, linerboard, soy bean oil, diesel, solvent and other miscellaneous chemicals;

•  changes in accounting policies;

•  significant increases in interest rates, insurance costs, or in pension, healthcare or other employee benefit costs;

•  the ability to attract and retain qualified personnel;

•  the impact of environmental remediation costs;

•  the impact of currency devaluations and fluctuations;

•  the impact of foreign import and export restrictions or other trade regulations; and

•  the impact of general economic conditions in the United States and in other countries in which the Company currently does business.

In addition, sales volume growth, whether due to acquisitions or to internal growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on operating results and net earnings. To some extent, the Company sets its expense levels in anticipation of future revenues. If actual revenue falls short of these expectations, operating results and net earnings are likely to be adversely affected.

The Company depends on a limited number of customers for a large portion of its net sales.

A limited number of customers account for a large percentage of the Company’s net sales. The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 27% of the Company’s net sales during fiscal year 2005 and 25% of net sales in each of fiscal years 2004 and 2003. During fiscal years 2005, 2004 and 2003, the Company’s five largest customers accounted for 41%, 39% and 39% of its net sales, respectively. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may harm the Company’s sales. In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company loses a significant customer or if sales of its products to a significant customer materially decrease, it may have a material adverse effect on the Company’s business, financial condition and results of operations.

Large sophisticated customers may take actions that adversely affect the Company’s margins and results of operations.

In recent years, the Company has experienced a consumer trend away from traditional grocers and toward mass merchandisers, which include super centers and club stores. This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If the Company does not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from the Company, causing the Company’s sales and profitability to decline.

Operations outside the United States expose the Company to uncertain conditions and other risks in international markets.

The Company’s sales outside the United States were approximately 16% of net sales in fiscal year 2005, and the Company owns and operates 21 manufacturing facilities outside the United States. The Company has and will continue to face substantial risks associated with having foreign operations, including:

•     economic or political instability in its international markets;

•     restrictions on repatriating foreign profits back to the United States; and

•     the imposition of tariffs or trade restrictions.

The Company is also exposed to foreign currency exchange rate risk with respect to its sales, profits and assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, it is not fully protected against foreign currency fluctuations and its reported earnings will be affected by changes in foreign exchange rates.

As a result of these factors, the Company took substantial impairment charges related to its international operations in fiscal years 2003 and 2002 and, due to uncertainties and possible deterioration in the overseas markets, it may have to take additional charges in the future. In addition, these risks could have a significant impact on the Company’s ability to sell its products on a timely and competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. The Company’s small volume in some countries, relative to some multinational and local competitors, could exacerbate such risks. Also, the Company’s operations outside the United States are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors, and potentially adverse tax consequences.

The share exchange with Henkel could result in significant tax liability.

On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel’s approximately 61.4 million shares of the Company’s common stock, which represented approximately 29% of the Company’s common stock prior to the exchange. At the time of the share exchange with Henkel, the Company received an opinion from its special tax counsel to the effect that, among other things, the share exchange should qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the “Code”), and that the Company should recognize no gain or loss upon the distribution of its subsidiary’s stock to Henkel for U.S. federal income tax purposes. In addition, at the time of the share exchange, Henkel received an opinion from its special tax counsel to the effect that, among other things, the share exchange of the subsidiary’s stock to Henkel should qualify as a tax-free distribution under Section 355 of the Code for U.S. federal income tax purposes. These opinions are based in part upon various factual representations that Henkel and the Company have made. The Company is not aware of any facts or circumstances that would cause such representations to be untrue or incomplete in any material respect. Nonetheless, the Company cannot be certain that the share exchange will qualify for tax-free treatment to it or to Henkel. The Company has not applied for an advance tax ruling from the Internal Revenue Service (the “IRS”) with respect to the U.S. federal income tax consequences of the share exchange. Opinions of counsel are not binding on the IRS, and the conclusions expressed in the opinions could be challenged by the IRS.

If the share exchange does not qualify for tax-free treatment for U.S. federal income tax purposes under Section 355 of the Code, then, in general, the Company would be subject to tax as if it had sold the common stock of its subsidiary in a taxable sale for its fair market value. Henkel would be subject to tax as if it had sold the Clorox stock that it exchanged in a taxable sale for the value of the stock of the subsidiary it acquired in the exchange. It is expected that the amount of any such taxes to Henkel and to the Company would be substantial. Although certain of the taxes described above would be imposed on Henkel, the Company would, in certain circumstances, be liable for all or a portion of such taxes. See “—If the share exchange with Henkel is treated as a taxable transaction, and the Company is required to indemnify Henkel for certain tax liabilities pursuant to the tax matters agreement, it could materially affect the Company’s liquidity.”

Even if the share exchange is tax-free to Henkel under Section 355 of the Code, it could be taxable to the Company if Section 355(e) of the Code applies to the share exchange. Section 355(e) of the Code will apply if 50% or more of the Company’s stock or its former subsidiary’s stock, by vote or value, is acquired by one or more persons, acting pursuant to a plan or a series of related transactions that includes the share exchange. The Company cannot be certain that Section 355(e) of the Code will not apply to the share exchange. Risk of the applicability of Section 355(e) of the Code may also discourage, delay or prevent a merger, change of control, or other strategic or capital raising transaction involving the Company’s outstanding equity or issuance of new equity.

If the share exchange with Henkel is treated as a taxable transaction, and the Company is required to indemnify Henkel for certain tax liabilities pursuant to the tax matters agreement, it could materially affect the Company’s liquidity.

In general, pursuant to the tax matters agreement that the Company entered into with Henkel in connection with the share exchange, the Company agreed to be responsible for any taxes, including the taxes of Henkel, that result from certain of the Company’s actions or that result from the Company’s breach of a representation or a covenant that it has given in connection with the tax opinion delivered to the Company by its special tax counsel and the tax opinion delivered to Henkel by its special tax counsel, described above, in a manner that causes the share exchange to fail to qualify for tax-free treatment under Section 355 of the Code or from the application of Section 355(e) of the Code. Henkel has agreed to similar obligations in the tax matters agreement. The Company’s indemnification obligations to Henkel are not limited in amount or subject to any cap. If the Company is required to indemnify Henkel under the circumstances set forth in the tax matters agreement, it may be subject to substantial liabilities that may materially affect its liquidity and, therefore, its ability to service the senior notes it issued in connection with the share exchange.

Resolutions of tax disputes may impact the Company’s earnings and cash flow.

Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes accruals for certain tax contingencies when, despite the belief that its tax return positions are fully supported, it believes that certain positions will be challenged and that its positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law development and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.

The IRS completed its audit of the Company’s 1997 through 2000 tax returns, and the audit of the 2001 and 2002 tax years is now in progress. In April 2005, the Company announced an agreement with the IRS resolving certain tax issues arising in the period from 1997 through 2000 under which the Company is paying approximately $247 million in federal and state taxes and interest. The Company paid $94 million during fiscal year 2005 and paid the majority of the balance, approximately $150 million, in the first quarter of fiscal year 2006. These payments negatively impacted the Company’s cash flows. The Company had previously accrued for this contingency and released tax-contingency accruals associated with this settlement in the third quarter of fiscal year 2005. For additional information, refer to the information set forth under the caption “Contingencies” in “Management’s Discussion and Analysis,” beginning on page 15 of Exhibit 99-1 hereto, incorporated herein by reference.

Price increases in raw materials could harm the Company’s profit margins.

The Company utilizes several key raw materials in the production of its products, including but not limited to energy, resin, chlor-alkali, linerboard, soy bean oil, diesel, solvent and other miscellaneous chemicals. In some cases, the Company relies on a limited number of suppliers for these raw materials. If price increases in any of the primary raw materials occur, the Company may not be able to increase the prices of its products or achieve cost savings to offset the increase in raw material prices, which could harm its profit margins. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis” on pages 16 through 17 of Exhibit 99-1 hereto, incorporated herein by reference.

Identification of good acquisition candidates or joint venture partners may be difficult and integration and management of acquisitions may not be successful.

One of the elements of the Company’s growth plan is to look at the possibility of increasing its sales volumes, earnings and the markets it serves through acquisitions of, or joint ventures with, other businesses in the United States and international markets. Not only is the identification of good acquisition or joint venture candidates difficult and competitive, but these transactions also involve numerous risks, including the following:

•              difficulties in integrating the acquired companies, products or personnel into the Company’s existing business;

•              difficulties in retaining key relationships with employees, customers, partners and suppliers of the acquired company; and

•              difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies.

In addition, there can be no assurance that companies or operations acquired or joint ventures created will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect the Company’s results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results.

Government regulations could impose material costs.

Generally, the manufacture, packaging, labeling, storage, distribution and advertising of the Company’s products and the conduct of its business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the United States, many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission and the Company’s product claims and advertising are regulated by the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, the Company’s international operations are subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. During the past year, the Company experienced an increase in the number of regulatory inspections at its facilities in the U.S. If the Company is found to be out of compliance with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results, particularly with respect to its charcoal business. It is possible that the federal government will increase regulation of the transportation, storage or use of certain chemicals to enhance homeland security or protect the environment and that such regulation could negatively impact raw material supply or costs.

Product liability claims could adversely affect the Company’s sales and operating results.

The Company may be required to pay for losses or injuries purportedly caused by its products. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use, or inadequate warnings concerning interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. In addition, if one of the Company’s products is found to be defective, the Company could be required to recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy.

Environmental matters create potential liability risks.

The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company handles and transports hazardous substances, including but not limited to chlorine, at its plant sites. A release of such chemicals due to accident or an intentional act could result in substantial liability to governmental authorities and/or to third parties. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations.

The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its presently and formerly owned and leased facilities. In addition, some of its present and former facilities have been or had been in operation for many years and, over that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to which the Company has sent waste, may in the future be identified and become the subject of remediation. It is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on its results of operations or financial condition.

At June 30, 2005, the Company had a recorded liability of $33 million for its future remediation costs. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability. The Company is subject to a cost-sharing arrangement with another party for this matter, and the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as it and the other party are each responsible for their own such fees. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

Failure to maximize or to successfully assert the Company’s intellectual property rights could impact its competitiveness.

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. The Company cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe the Company’s intellectual property rights, they may dilute the value of its brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure to perfect or successfully assert its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, operating results and financial condition.

If the Company is found to have infringed the intellectual property rights of others it could impact its competitiveness.

It is possible that the Company will be found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others. Such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the rights holder is willing to permit the Company to continue to use the intellectual property right. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, operating results and financial condition.

The Company’s substantial indebtedness could adversely affect its operations and financial results and prevent the Company from fulfilling its obligations.

The Company has a significant amount of indebtedness. As of June 30, 2005, the Company had approximately $2.1 billion of long-term debt and stockholders’ deficit of approximately $513 million.

The Company’s substantial indebtedness could have important consequences. For example, it could:

•       make it more difficult for the Company to satisfy its obligations;

•       increase the Company’s vulnerability to general adverse economic and industry conditions;

•       require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, expansion efforts and other general corporate purposes;

•       limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•       place the Company at a competitive disadvantage compared to its competitors that have less debt; and

•       limit, along with the financial and other restrictive covenants in the Company’s indebtedness, among other things, its ability to borrow additional funds. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could have a significant adverse effect on the Company.

To service its indebtedness and pay cash dividends, the Company will require a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control. In addition, to pay cash dividends, the Company must have sufficient surplus or net profits as defined by
Delaware law.

The Company’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts will depend on its ability to generate cash in the future. In addition, the Company’s ability to pay cash dividends will depend on its ability to generate cash and net profits. The ability to generate cash and net profits, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.

The Company may still be able to incur substantially more debt, which could further exacerbate the risks described above.

The Company may be able to incur substantial additional indebtedness in the future. As of June 30, 2005, approximately $1.3 billion was available to borrow under the Company’s $1.3 billion revolving credit facility. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify.

The Company may be unable to attract and retain key personnel.

Much of the Company’s future success depends on the continued service and availability of skilled personnel, including members of the executive team, and those in technical, marketing and staff positions. Experienced personnel in the Company’s industry are in high demand, and competition for their talents is intense, especially in the San Francisco Bay Area, where the Company’s corporate headquarters and many of its employees are located. Although the Company strives to be an employer of choice, it may not be able to continue to successfully attract and retain key personnel, which would cause its business to suffer.

The Company’s manufacturing and other facilities may be subject to disruption from natural disasters, work stoppages or terrorism.

Operations at the Company’s manufacturing facilities are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, flooding or other natural disasters. In addition, the Company’s corporate headquarters and technical center are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in temporary loss of access to critical data, delays in shipments of products to customers, suspension of operations, or harm to people or the natural environment.

The Company may be liable for unauthorized disclosure of data.

In connection with some of the Company’s customer loyalty programs and promotional programs, it gathers and stores limited personal data regarding the consumers of its products. These programs typically provide that the Company enter into contracts, which specify limits on use of this data. If any person, including any of the Company’s employees or partners, circumvents the Company’s security measures, they could misappropriate this data. If this occurs, the Company could be subject to liability as a result of the security breach or misappropriation of its registered consumers’ personal data.

AVAILABLE INFORMATION

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on the Company’s Internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at http://www.thecloroxcompany.com/investors/financialinfo/annreports/ in the “Investors — Financial Information — SEC Filings” section. Information relating to corporate governance at Clorox, including the Company’s Code of Ethics, Board of Directors Governance Guidelines and Board Committees, including charters for each of the Management Development and Compensation Committee, the Audit Committee and the Nominating and Governance Committee, is available at http://www.thecloroxcompany.com/company/standards.html in the “Company Information — Governance” section. The Company will provide any of the foregoing information without charge upon written request to Dan Staublin, Manager of Corporate External Communications, The Clorox Company, 1221 Broadway; Oakland, CA 94612-1888.

ITEM 2.                PROPERTIES

PRODUCTION AND DISTRIBUTION FACILITIES.   The Company owns and operates 21 manufacturing facilities in the United States, 11 of which serve primarily the Household Group — North America segment and 10 of which serve primarily the Specialty Group segment. In June 2005, the Company closed the Glad plant in Cartersville, Georgia and sold or redistributed its assets. The Company owns and operates 21 manufacturing facilities internationally, which serve primarily the International segment. The Company also leases 6 regional distribution centers in the United States, which serve primarily the Household Group — North America and Specialty Group segments, and leases and operates two regional distribution centers in Canada and owns and operates a regional distribution center in Chile, which serve primarily the Household Group — North America and International segments, respectively. Management believes that the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have been well maintained.

OFFICES AND RESEARCH AND DEVELOPMENT FACILITIES.   The Company owns its general office building located in Oakland, California. The Company also owns its Technical Center and Data Center located in Pleasanton, California. The Company leases its research and development center and its engineering research facilities for Glad and GladWare brand products, which are located in Willowbrook, Illinois, Cincinnati, Ohio and Kennesaw, Georgia, respectively. The Company owns a research and development facility at its plant in Aldo Bonzi, Argentina. Leased sales and other office facilities are located at a number of other locations.

ENCUMBRANCES.   None of the Company’s owned facilities are encumbered to secure debt owed by the Company.

ITEM 3.                LEGAL PROCEEDINGS

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $33 million at June 30, 2005 for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and current positions of the executive officers of the Company as of July 31, 2005 are set forth below:

Name, Age and Fiscal Year Elected to Current Position			Title and Current Position(s)
G. E. Johnston	58	2003	Chairman and Chief Executive Officer
L. S. Peiros	50	1999	Group Vice President
M. B. Springer	40	2005	Group Vice President
F. A. Tataseo	51	2005	Group Vice President
D. J. Heinrich	49	2005	Senior Vice President — Chief Financial Officer
J. P. Kane	53	2005	Senior Vice President — Human Resources and Corporate Affairs
L. Stein	43	2005	Senior Vice President — General Counsel
W. Every-Burns	52	2005	Vice President — General Manager, International

There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company or any person nominated for election as a director of the Company. See Item 10 of Part III of this Report.

G. E. Johnston was elected chairman of the board effective January 2005 and has served as chief executive officer since July 2003. He joined the Company in July 1981 as regional sales manager — special markets. He was vice president — corporate development from June 1992 through November 1993, vice president — Kingsford products from November 1993 through June 1996, group vice president from July 1996 through January 1999 and president and chief operating officer from January 1999 through June 2003. Mr. Johnston is a director of Del Monte Foods Company.

L. S. Peiros was elected group vice president effective January 1999. He joined the Company in 1981 as a brand assistant. He served as vice president — corporate marketing services from September 1993 until July 1995, vice president — food products from July 1995 through June 1998 and vice president — household products from June 1998 through January 1999.

M. B. Springer was elected group vice president effective January 2005. She joined the Company in August 1990 as an assistant marketing manager. She served as vice president, marketing for Glad products from October 1999 through September 2002 and as vice president, general manager of Glad products from October 2002 through December 2004.

F. A. Tataseo was elected group vice president effective July 2004. He joined the Company in October 1994 as vice president — sales. He served as vice president — sales from October 1994 through September 1999 and as senior vice president — sales from September 1999 through June 2004.

D. J. Heinrich was elected senior vice president — chief financial officer effective July 2004. He joined the Company in March 2001 as vice president — controller. He was elected vice president — chief financial officer in October 2003. From October 1996 through February 2001, he was employed by Transamerica Corporation, most recently as senior vice president — treasurer, Transamerica Finance Corporation. Prior to that, he was employed by Granite Management Corporation, an indirect subsidiary of Ford Motor Company, as senior vice president — treasurer and controller.

J. P. Kane was elected senior vice president — human resources and corporate affairs effective January 2005. She joined the Company as vice president — human resources in March 2004 and was elected senior vice president — human resources in July 2004. From September 2000 to February 2004, Ms. Kane was employed by Hewlett-Packard Company, most recently as vice president of executive leadership and human resources for corporate functions. Prior to that, she was employed by Bank of America from 1978 to September 2000, most recently as senior vice president of human resources.

L. Stein was elected senior vice president — general counsel effective January 2005. From January 2000 through January 2005, Ms. Stein was senior vice president — general counsel for H.J. Heinz Company. Immediately prior to that, she spent eight years working for the Company, lastly as its assistant general counsel responsible for regulatory affairs.

W. Every-Burns was elected vice president — general manager, international effective January 2005. He joined the Company in 1990 as the general manager, sales and marketing — Glad Australia. From February 1999 through December 2002, he served as vice president — general manager, Australia and New Zealand and as vice president — general manager, Asia Pacific Division from January 2003 through December 2004.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SHARES

MARKET INFORMATION.

The principal markets for the Company’s common stock are the New York Stock Exchange and the Pacific Exchange. The high and low sales prices quoted for the New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in Note 22 — Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on pages 62 and 63 of Exhibit 99-1 hereto, incorporated herein by reference.

HOLDERS.

The approximate number of record holders of the Company’s common stock as of July 31, 2005 was 13,750, based on information provided by the Company’s transfer agent.

DIVIDENDS.

The amount of quarterly dividends paid with respect to the Company’s common stock during the past two fiscal years appears in Note 22 — Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on pages 62 and 63 of Exhibit 99-1 hereto, incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION.

This information appears in Part III, Item 12(A) hereof.

ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2005.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to 30, 2005	0	-	0	$767,723,099
May 1 to 31, 2005	1,778,301	$58.32	1,777,500	$767,723,099
June 1 to 30, 2005	972,500	$57.95	972,500	$767,723,099

(1)          The shares purchased in May 2005 include 1,777,500 shares of common stock acquired pursuant to the share repurchase program to offset the potential impact of stock option dilution the Company announced on September 1, 1999, and 801 shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. There were no surrenders to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options. The shares purchased in June 2005 relate entirely to common stock acquired pursuant to the share repurchase program to offset the potential impact of stock option dilution the Company announced on September 1, 1999.

(2)          The board of directors approved a $500,000,000 share repurchase program on August 7, 2001, all of which has been utilized; a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, all of which remains available for repurchases. On September 1, 1999, the Company also announced a share repurchase program to offset the potential impact of stock option dilution. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. None of these programs has a specified termination date.

ITEM 6.                SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary,” on page 67 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This information appears under “Management’s Discussion and Analysis,” on pages 1 through 23 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis,” on pages 16 and 17 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 24 through 66 of Exhibit 99-1 hereto, incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on internal control over financial reporting is set forth on page 64 of Exhibit 99-1 hereto, and is incorporated herein by reference. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears on page 66 of Exhibit 99-1 hereto.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

This information is set forth on page 64 of Exhibit 99-1 hereto, and is incorporated herein by reference.

ITEM 9B.       OTHER INFORMATION

Not applicable.

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

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and controller, among others. The code of ethics is located on the Company’s Internet website at http://www.thecloroxcompany.com/company/standards.html under “Company Information.” The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s Internet website. The Company’s Internet website also contains its corporate governance guidelines and the charters of its principal board committees.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item appears under “Organization of the Board of Directors,” “Compensation Interlocks and Insider Participation,” “Summary Compensation Table,” “Options and Stock Appreciation Rights,” “Comparative Stock Performance,” and “Pension Benefits” of the Proxy Statement, all incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(A)         EQUITY COMPENSATION PLAN INFORMATION

The information required by this Item appears under “Equity Compensation Plan Information” of the Proxy Statement, incorporated herein by reference. Additional information concerning the Company’s equity compensation plans appears in Note 13 — Stock Compensation Plans of the Notes to Consolidated Financial Statements, which appears on pages 47 through 49 of Exhibit 99-1 hereto, incorporated herein by reference.

(B)        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the beneficial ownership of the Company’s common stock by certain beneficial owners and management appears under “Beneficial Ownership of Voting Securities” of the Proxy Statement, incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with directors, nominees for election as directors, management and certain beneficial owners of the Company’s common stock appears under “Certain Relationships and Transactions” of the Proxy Statement, incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears under “Audit Committee Report” of the Proxy Statement, incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:
Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm included in Exhibit 99-1 hereto, incorporated herein by reference:
Consolidated Statements of Earnings for the years ended June 30, 2005, 2004 and 2003
Consolidated Balance Sheets as of June 30, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a) (2)	Except for the Financial Statement Schedule in Exhibit 99-2, Financial Statement Schedules have been omitted because of the absence of conditions under which they are required.
(a) (3)	Exhibits
	3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference).
	3.2	Bylaws (restated) of the Company (filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference).
4.1

Indenture dated as of December 3, 2004 by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.2

Exchange and Registration Agreement dated December 3, 2004 relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.3

Cross-reference table for Indenture dated as of December 3, 2004 (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005).

10.1*

Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993 (filed as Exhibit 10.1(i) to the Annual Report on Form 10-K for the year ended June 3, 2002, incorporated herein by reference).

10.2*

Supplemental Executive Retirement Plan Restated dated July 17, 1991 and amended May 18, 1994, January 1, 1996, January 19, 2000 and July 20, 2004 (filed as Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.3(i)*

1993 Directors’ Stock Option Plan dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004 (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.3(ii)*

Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated September 15, 2004 (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.4*	Form of Officer Employment Agreement (filed as Exhibit 10(viii) to the Annual Report of Form 10-K for the year ended June 30, 2004, incorporated herein by reference).
10.5*	Form of Officer Change in Control Employment Agreement (filed as Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).
10.6*

Non-Qualified Deferred Compensation Plan adopted as of January 1, 1996 and amended and restated as of July 20, 2004 (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.7*	The Clorox Company 1995 Performance Unit Plan (filed as Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference).
10.8*

The Clorox Company 1996 Stock Incentive Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 28, 2001, amended and restated as of September 15, 2004 (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(i)*

The Clorox Company Executive Incentive Compensation Plan, adopted in 1996, re-adopted in 2001, and amended and restated as of July 20, 2004 (filed as Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.9(ii)*

Form of Option Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004 (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(iii)*

Form of Performance Unit Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004 (filed as Exhibit 10-6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(iv)*

Form of Award under the Company’s Executive Incentive Compensation Plan (filed as Exhibit 10-7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.10*

The Clorox Company Independent Directors’ Stock-Based Compensation Plan (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003, incorporated herein by reference).

10.11*

The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of July 20, 2004 (filed as Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.12*

Agreement between The Clorox Company and G. Craig Sullivan, effective as of November 1, 2001 (filed as Exhibit 10(xvii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference).

10.13*

The Clorox Company 1996 Stock Incentive Plan Restricted Stock Unit Award Agreement entered into by The Clorox Company and Gerald E. Johnston, effective as of July 15, 2003 (filed as Exhibit 10(xxi) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference).

10.14*

The Severance Pay Plan for Level 2 and Level 3 Executives effective as of July 1, 2004 (filed as Exhibit 10(xx) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.15

Share Exchange Agreement dated as of October 6, 2004 by and among the Company, Henkel KGaA and HC Investments, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.16

Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Banc of America Securities LLC, as Dealer (filed as Exhibit 10.1 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.17

Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Citicorp Global Markets Inc., as Dealer (filed as Exhibit 10.2 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.18

Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Goldman, Sachs & Co., as Dealer (filed as Exhibit 10.3 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.19

Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and J.P. Morgan Securities Inc., as Dealer (filed as Exhibit 10.4 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.20

Issuing and Paying Agency Agreement by and between The Clorox Company and J.P. Morgan Trust Company, National Association (filed as Exhibit 10.5 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.21

Credit Agreement dated as of November 15, 2004 among The Clorox Company, the Banks listed therein, Citicorp North America, Inc. and J.P. Morgan Chase Bank, N.A., as Administrative Agents, Citicorp North America, Inc., as Servicing Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent (filed as Exhibit 10-1 to the Report on Form 8-K, filed November 19, 2004, incorporated herein by reference).

10.22

Purchase Agreement dated November 30, 2004 relating to the Floating Rate Senior Notes due December 2007, 4.20% Senior Notes due January 2010 and 5.00% Senior Notes due January 2015 (filed as Exhibit 10.1 to the Report on Form 8-K, filed December 3, 2004,  incorporated herein by reference).

10.23

$1,300,000,000 Credit Agreement dated as of December 7, 2004 among The Clorox Company, the Banks listed therein, Citicorp USA, Inc. and J.P. Morgan Chase Bank, N.A. as Administrative Agents, Wachovia Bank, N.A. and Bank of America, N.A. as Syndication Agents, and BNP Paribas, ING Capital LLC, Calyon New York Branch and The Bank of Tokyo-Mitsubishi, Ltd. Seattle Branch as Documentation Agents (filed as Exhibit 10-1 to the Report on Form 8-K, filed December 9, 2004, incorporated herein by reference).

10.24(+)

Amended and Restated Joint Venture Agreement dated as of January 31, 2003 between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

10.25*	Form of Employment Offer Letter for Executive Committee Members.
10.26*	Schedule of Director Compensation.
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 24).
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-1

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Accounting Firm.

99-2	Valuation and Qualifying Accounts and Reserves.
99-3	Return on Invested Capital.

(+) Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(*) Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY
Date: August 31, 2005	By: /s/	G. E. JOHNSTON
G. E. Johnston, Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura Stein, Daniel J. Heinrich, and Thomas D. Johnson jointly and severally, attorneys-in-fact and agents, with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Form 10-K, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ D. BOGGAN, JR.
D. Boggan, Jr.	Director	August 31, 2005
/S/ T. M. FRIEDMAN
T. M. Friedman	Director	August 31, 2005
/S/ W. R. JOHNSON
W. R. Johnson	Director	August 31, 2005
/S/ G. E. JOHNSTON
G. E. Johnston	Chairman and Chief Executive Officer	August 31, 2005
/S/ R. W. MATSCHULLAT
R. W. Matschullat	Presiding Director	August 31, 2005
/S/ G. G. MICHAEL
G. G. Michael	Director	August 31, 2005
/S/ J. L. MURLEY
J. L. Murley	Director	August 31, 2005
/S/ L. R. SCOTT
L. R. Scott	Director	August 31, 2005
/S/ M. E. SHANNON
M. E. Shannon	Director	August 31, 2005
/S/ C. M. TICKNOR
C. M. Ticknor	Director	August 31, 2005
/S/ D. J. HEINRICH
D. J. Heinrich	Senior Vice President – Chief Financial Officer (Principal Financial Officer)	August 31, 2005
/S/ T. D. JOHNSON
T. D. Johnson	Vice President – Controller (Principal Accounting Officer)	August 31, 2005

INDEX OF EXHIBITS

3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference).
3.2	Bylaws (restated) of the Company (filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference).
4.1

Indenture dated as of December 3, 2004 by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.2

Exchange and Registration Agreement dated December 3, 2004 relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.3

Cross-reference table for Indenture dated as of December 3, 2004 (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005).

10.1*

Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993 (filed as Exhibit 10.1(i) to the Annual Report on Form 10-K for the year ended June 3, 2002, incorporated herein by reference).

10.2*

Supplemental Executive Retirement Plan Restated dated July 17, 1991 and amended May 18, 1984, January 1, 1996, January 19, 2000 and July 20, 2004 (filed as Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.3(i)*

1993 Directors’ Stock Option Plan dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004 (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.3(ii)*

Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated September 15, 2004 (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.4*	Form of Officer Employment Agreement (filed as Exhibit 10(viii) to the Annual Report of Form 10-K for the year ended June 30, 2004, incorporated herein by reference).
10.5*	Form of Officer Change in Control Employment Agreement (filed as Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).
10.6*

Non-Qualified Deferred Compensation Plan adopted as of January 1, 1996 and amended and restated as of July 20, 2004 (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.7*	The Clorox Company 1995 Performance Unit Plan (filed as Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference).
10.8*

The Clorox Company 1996 Stock Incentive Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 28, 2001, amended and restated as of September 15, 2004 (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(i)*

The Clorox Company Executive Incentive Compensation Plan, adopted in 1996, re-adopted in 2001, and amended and restated as of July 20, 2004 (filed as Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.9(ii)*

Form of Option Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004 (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(iii)*

Form of Performance Unit Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004 (filed as Exhibit 10-6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(iv)*

Form of Award under the Company’s Executive Incentive Compensation Plan (filed as Exhibit 10-7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.10*

The Clorox Company Independent Directors’ Stock-Based Compensation Plan (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003, incorporated herein by reference).

10.11*

The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of July 20, 2004 (filed as Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.12*

Agreement between The Clorox Company and G. Craig Sullivan, effective as of November 1, 2001 (filed as Exhibit 10(xvii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference).

10.13*

The Clorox Company 1996 Stock Incentive Plan Restricted Stock Unit Award Agreement entered into by The Clorox Company and Gerald E. Johnston, effective as of July 15, 2003 (filed as Exhibit 10(xxi) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference).

10.14*

The Severance Pay Plan for Level 2 and Level 3 Executives effective as of July 1, 2004 (filed as Exhibit 10(xx) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.15

Share Exchange Agreement dated as of October 6, 2004 by and among the Company, Henkel KGaA and HC Investments, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.16

Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Banc of America Securities LLC, as Dealer (filed as Exhibit 10.1 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.17

Commercial Paper Dealer Agreement between The Clorox Company, as Issuer and Citicorp Global Markets Inc., as Dealer (filed as Exhibit 10.2 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.18

Commercial Paper Dealer Agreement between The Clorox Company, as Issuer and Goldman, Sachs & Co., as Dealer (filed as Exhibit 10.3 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.19

Commercial Paper Dealer Agreement between The Clorox Company, as Issuer and J.P. Morgan Securities Inc., as Dealer (filed as Exhibit 10.4 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.20

Issuing and Paying Agency Agreement by and between The Clorox Company and J.P. Morgan Trust Company, National Association (filed as Exhibit 10.5 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.21

Credit Agreement dated as of November 15, 2004 among The Clorox Company, The Banks listed therein, Citicorp North America, Inc. and J.P. Morgan Chase Bank, N.A., as Administrative Agents, Citicorp North America, Inc., as Servicing Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent (filed as Exhibit 10-1 to the Report on Form 8-K, filed November 19, 2004, incorporated herein by reference).

10.22

Purchase Agreement dated November 30, 2004 relating to the Floating Rate Senior Notes due December 2007, 4.20% Senior Notes due January 2010 and 5.00% Senior Notes due January 2015 (filed as Exhibit 10.1 to the Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

10.23

$1,300,000,000 Credit Agreement dated as of December 7, 2004 among The Clorox Company, the Banks listed therein, Citicorp USA, Inc. and J.P. Morgan Chase Bank, N.A. as Administrative Agents, Wachovia Bank, N.A. and Bank of America, N.A. as Syndication Agents, and BNP Paribas, ING Capital LLC, Calyon New York Branch and The Bank of Tokyo-Mitsubishi, Ltd. Seattle Branch as Documentation Agents (filed as Exhibit 10-1 to the Report on Form 8-K, filed December 9, 2004, incorporated herein by reference).

10.24(+)

Amended and Restated Joint Venture Agreement dated as of January 31, 2003 between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

10.25*	Form of Employment Offer Letter for Executive Committee Members.
10.26*	Schedule of Director Compensation.
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 24).
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-1

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements, Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Accounting Firm.

99-2	Valuation and Qualifying Accounts and Reserves.
99-3	Return on Invested Capital.

(+) Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(*) Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.