Form 10-Q
period 2005-09-30
CLOROX CO /DE/
filed 2005-11-04
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of September 30, 2005 there were 150,701,637 shares outstanding of the registrant’s common stock (par value — $1.00), the registrant’s only outstanding class of stock.

THE CLOROX COMPANY

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per-share amounts)

	Three Months Ended
	9/30/2005	9/30/2004
Net sales	$1,104	$1,048
Cost of products sold	638	591

Gross profit	466	457

Selling and administrative expenses	144	130
Advertising costs	113	105
Research and development costs	23	21
Restructuring and asset impairment costs	1	30
Interest expense	30	8
Other expense (income):
Equity earnings from Henkel Iberica, S.A.	—	(3)
Other, net	1	(1)

Earnings from continuing operations before income taxes	154	167
Income taxes on continuing operations	46	58

Earnings from continuing operations	108	109

Discontinued operations:
Earnings from exchanged businesses	1	22
Income tax expense on exchanged businesses	—	(8)

Earnings from discontinued operations	1	14

Net earnings	$109	$123

Earnings per common share:
Basic
Continuing operations	$0.71	$0.51
Discontinued operations	0.01	0.07

Basic net earnings per common share	$0.72	$0.58

Diluted
Continuing operations	$0.70	$0.50
Discontinued operations	0.01	0.07

Diluted net earnings per common share	$0.71	$0.57

Weighted average common shares outstanding (in thousands)
Basic	150,835	212,905
Diluted	152,882	215,117

Dividends paid per common share	$0.28	$0.27
Dividends accrued per common share	$0.28	—
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions)

	9/30/2005	6/30/2005
Assets
Current assets
Cash and cash equivalents	$273	$293
Receivables, net	362	411
Inventories	344	323
Other current assets	64	63

Total current assets	1,043	1,090

Property, plant and equipment, net	993	999

Goodwill, net	748	743

Trademarks and other intangible assets, net	597	599

Other assets, net	189	186

Total assets	$3,570	$3,617

Liabilities and Stockholders’ Deficit
Current liabilities
Notes and loans payable	$556	$359
Current maturities of long-term debt	3	2
Accounts payable	309	347
Accrued liabilities	404	614
Income taxes payable	—	26

Total current liabilities	1,272	1,348

Long-term debt	2,120	2,122

Other liabilities	624	618

Deferred income taxes	86	82

Total liabilities	4,102	4,170

Stockholders’ deficit
Common stock	250	250
Additional paid-in capital	330	328
Retained earnings	3,742	3,684
Treasury shares, at cost: 99,125,297 and 98,143,620 shares at September 30, 2005, and June 30, 2005, respectively	(4,534)	(4,463)
Accumulated other comprehensive net losses	(320)	(336)
Unearned compensation	—	(16)

Stockholders’ deficit	(532)	(553)

Total liabilities and stockholders’ deficit	$3,570	$3,617

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Three Months Ended
	9/30/2005	9/30/2004
Operations:
Earnings from continuing operations	$108	$109
Adjustments to reconcile earnings from continuing operations to net cash (used in) provided by continuing operations:
Depreciation and amortization	54	46
Deferred income taxes	4	1
Restructuring and asset impairment activities	—	30
Net loss on disposition of assets	3	2
Other	10	5
Changes in:
Receivables, net	60	52
Inventories	(18)	(8)
Other current assets	4	5
Accounts payable and accrued liabilities	(133)	(60)
Income taxes payable	6	10
Income tax settlement payment	(151)	—

Net cash (used in) provided by continuing operations	(53)	192
Net cash (used in) provided by discontinued operations	(6)	24

Net cash (used in) provided by operations	(59)	216

Investing Activities:
Capital expenditures	(37)	(27)
Low-income housing contributions and other	(2)	(8)

Net cash used for investing activities	(39)	(35)

Financing Activities:
Notes and loans payable, net	196	(119)
Treasury stock purchases	(90)	—
Cash dividends paid	(42)	(58)
Issuance of common stock for employee stock plans and other	14	18

Net cash provided by (used for) financing activities	78	(159)

Effect of exchange rate changes on cash and cash equivalents	—	1

Net (decrease) increase in cash and cash equivalents	(20)	23
Cash and cash equivalents:
Beginning of period	293	232

End of period	$273	$255

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per-share amounts)
1)	Interim Financial Statements

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three-month periods ended September 30, 2005 and 2004, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the “Company”) for the periods presented. Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. The results for the interim period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006, or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2005, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

New Accounting Standards

Share-Based Payment

Effective July 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to July 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123-R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal year 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

The adoption of SFAS No. 123-R also resulted in certain changes to the Company’s accounting for its restricted stock awards and performance unit programs, which are discussed in Note 10 in more detail.

1)	Interim Financial Statements (Continued)

As a result of the adoption of SFAS No. 123-R, the Company’s earnings from continuing operations before income taxes, earnings from continuing operations, and net earnings for the quarter ended September 30, 2005, were $7, $5 and $5 lower, respectively, than under the Company’s previous accounting method for share-based compensation. In addition, basic and diluted net earnings per common share for the quarter ended September 30, 2005, were both $0.03 lower, respectively, than under the Company’s previous accounting method.

Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123-R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. For the quarter ended September 30, 2005, $7 of excess tax benefits were generated from option exercises. These excess tax benefits will be recognized as financing cash inflows when the Company makes its estimated tax payments for the first quarter.

For stock options granted prior to the adoption of SFAS No. 123-R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net earnings, and basic and diluted earnings per common share would have been as follows:

Three
Months
Ended
9/30/04
Net earnings:
As reported	$123
Fair value-based expense, net of tax	(5)

Pro forma	$118

Net earnings per common share:
Basic
As reported	$0.58
Pro forma	0.55
Diluted
As reported	$0.57
Pro forma	0.55
Other New Accounting Standards

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs be recognized as current-period charges and that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Effective July 1, 2005, the Company adopted SFAS No. 151, which did not have a material effect on the Company’s condensed consolidated financial statements.

2)	Discontinued Operations

On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel KgaA’s (“Henkel”) interest in Clorox common stock (“Share Exchange Agreement”). Prior to the completion of the exchange, Henkel owned approximately 61.4 million shares, or about 29%, of the Company’s outstanding common stock. The subsidiary transferred to Henkel contained Clorox’s insecticides and Soft Scrub® cleanser businesses, its 20% interest in the Henkel Iberica, S.A. joint venture, and $2,095 in cash. The net sales from the discontinued businesses were $10 and $42 for the three-month periods ended September 30, 2005 and 2004, respectively.

3)	Financial Instruments

The Company utilizes derivative instruments, principally swaps, forwards and options, to manage the ongoing business risks associated with fluctuations in interest rates, foreign currencies and commodity prices. These contracts are economic hedges for transactions that have notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures.

At September 30, 2005, and June 30, 2005, the Company’s derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets as assets (liabilities) as follows:

	9/30/2005	6/30/2005
Current assets
Commodity purchase contracts	$14	$7

Other assets
Commodity purchase contracts	7	5

Current liabilities
Foreign exchange contracts	(1)	—
The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below:

	9/30/2005		6/30/2005
	Notional	Fair Value	Notional	Fair Value
Foreign exchange	$46	$(1)	$32	—
Commodity purchase	76	21	73	$12
Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings that are expected to fully perform under the terms of the agreements.

4)	Inventories

Inventories consisted of the following at:

	9/30/2005	6/30/2005
Finished goods	$271	$256
Raw materials and packaging	86	76
Work in process	5	6
LIFO allowances	(13)	(9)
Allowance for obsolescence	(5)	(6)

Total	$344	$323

5)	Other Assets

Other assets consisted of the following at:

	9/30/2005	6/30/2005
Investment in insurance contracts	$49	$49
Equity investments	48	47
Investment in low-income housing partnerships	32	33
Nonqualified retirement plan assets	18	18
Other	42	39

Total	$189	$186

6)	Other Liabilities

Other liabilities consisted of the following at:

	9/30/2005	6/30/2005
Venture agreement net terminal obligation	$258	$258
Qualified and nonqualified pension plans	124	119
Retirement healthcare benefits	83	88
Deferred compensation plans	66	61
Environmental remediation	31	33
Long-term disability post employment obligation	21	21
Other	41	38

Total	$624	$618

7)	Net Earnings per Common Share

Net earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding each period on an unrounded basis. Diluted EPS reflects the earnings dilution that could occur from common shares that may be issued through stock options, restricted stock awards and performance units. The weighted average number of common shares outstanding (denominator) used to calculate basic and diluted EPS was as follows (in thousands):

	Weighted Average
	Number of Common
	Shares Outstanding
	Three Months Ended
	9/30/2005	9/30/2004
Basic	150,835	212,905
Stock options, restricted stock awards and other	2,047	2,212

Diluted	152,882	215,117

Stock options to purchase 1,539,454 and 753,220 shares of common stock for the three-month periods ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the exercise price of these stock options was greater than the average market price of the Company’s common shares during these periods. Performance unit grants for 749,240 shares of common stock were not included in the computation of diluted EPS for the three-month period ended September 30, 2005 because the grants were antidilutive.

8)	Comprehensive Income

Comprehensive income includes net earnings, foreign currency translation adjustments and net changes in the valuation of cash flow hedges that are excluded from net earnings but included as a separate component of stockholders’ deficit. Comprehensive income was as follows:

	Three Months Ended
	9/30/2005	9/30/2004
Net earnings	$109	$123
Other comprehensive gains (losses), net of tax
Foreign currency translation adjustments	11	23
Net derivative adjustments	5	(2)

Total comprehensive income	$125	$144

9)	Goodwill, Trademarks and Other Intangible Assets

Changes in the carrying amount of goodwill for the three-month period ended September 30, 2005, by operating segment, are as follows:

	Net		Net
	Balance	Translation	Balance
	6/30/2005	Adjustments	9/30/2005
Household Group — North America	$426	$3	$429
Specialty Group	68	—	68
International	180	2	182
Corporate	69	—	69

Total Company	$743	$5	$748

No goodwill impairment charges were recorded for the quarter ended September 30, 2005.

Changes in trademarks and other intangible assets for the three-month period ended September 30, 2005, are summarized below. Trademarks and other intangible assets subject to amortization are net of accumulated amortization of $167 and $164 at September 30, 2005, and June 30, 2005, respectively. Estimated amortization expense for these intangible assets is $12 for the fiscal years 2007, 2008 and 2009 and $11 for the fiscal years 2010 and 2011.

	Net			Net
	Balance	Translation		Balance
	6/30/2005	Adjustments	Amortization	9/30/2005
Trademarks and other intangible assets subject to amortization

Technology	$87	—	$(3)	$84
Other	20	—	—	20

Sub-total	107	—	(3)	104

Trademarks not subject to amortization	492	$1	—	493

Total	$599	$1	$(3)	$597

10)	Share-Based Compensation Plans

The Company has various nonqualified stock-based compensation programs, which include stock options, performance units and restricted stock awards. The 1996 Stock Incentive Plan (“1996 Plan”) and the 1993 Directors’ Stock Option Plan are the only plans with stock awards currently available for grant as of September 30, 2005.

The compensation expense and related income tax benefit recognized in the Condensed Consolidated Statement of Earnings in the first quarter of fiscal year 2006 for stock options, performance units and restricted stock awards was $10 and $4, respectively. Of the $10 compensation expense recognized in the first quarter of fiscal year 2006, $8 was a component of selling and administrative expenses, $1 was a component of cost of products sold and $1 was capitalized in inventory at September 30, 2005. Cash received from options exercised under all share-based payment arrangements for the quarter ended September 30, 2005, was $14.

The Company issues shares from treasury stock upon the exercise of stock options, and the vesting of restricted stock awards and performance units. The Company repurchases shares under its program to offset the estimated impact of share dilution related to share-based awards. In the first quarter of fiscal year 2006, the Company repurchased 1.6 million shares at a total cost of $90.

The Company is currently seeking stockholder approval of the 2005 Stock Incentive Plan (“2005 Plan”). Subject to stockholder approval, no furthers awards will be granted from any prior plans including the 1996 Plan and the 1993 Director’s Stock Option Plan, and the 2005 Plan will be effective on November 16, 2005.

Details regarding the valuation and accounting for stock options, restricted stock awards, and performance units follow.

Stock Options

The fair value of each option award granted after to the adoption of SFAS No. 123-R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table.

Three Months Ended
9/30/05
Expected life	5 years
Expected volatility	27.7% to 28.0%
Risk-free interest rate	3.7% to 4.1%
Dividend yield	2.0% to 2.1%
The expected life of the options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant, historical implied volatility of the Company’s publicly-traded options and other factors. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

10)	Share-Based Compensation Plans (Continued)

The status of the Company’s stock option plans at September 30, 2005 is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(in thousands)
Outstanding at June 30, 2005	11,691	$42
Granted	1,106	57
Exercised	(569)	25
Forfeited or expired	(260)	49

Outstanding at September 30, 2005	11,968	44	6 years	$138
Vested and exercisable at September 30, 2005	7,664	39	6 years	125
The weighted-average fair value of each option granted during the first quarter of fiscal year 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $15 per share. The total intrinsic value of options exercised during the first quarter of fiscal year 2006 was $18.

Stock awards outstanding under the Company’s current plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant, generally vest over four years and expire no later than ten years after the grant date. Effective July 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of September 30, 2005, there was $50 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years.

Restricted Stock Awards

In accordance with SFAS No. 123-R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of the stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally three to four years. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of September 30, 2005, there was $17 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. The unrecognized compensation cost related to nonvested restricted stock awards was recorded as unearned compensation in stockholders’ deficit at June 30, 2005. As part of the adoption of SFAS No. 123-R, the unrecognized compensation cost related to nonvested restricted stock awards granted prior to July 1, 2005 was included as a component of additional paid-in capital. The total fair value of the shares vested in the first quarter of fiscal year 2006 was $4.

10)	Share-Based Compensation Plans (Continued)

A summary of the status of the Company’s restricted stock awards as of September 30, 2005 is presented below:

		Weighted-Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
	(in thousands)
Restricted stock awards at June 30, 2005	589	$45
Granted	58	57
Vested	(92)	40
Forfeited	(12)	47

Restricted stock awards at September 30, 2005	543	47
Performance Units

Detailed below is a discussion of the Company’s performance unit programs subsequent and prior to the adoption of SFAS 123-R.

The Company’s performance unit grants subsequent to the adoption of SFAS 123-R provide for the issuance of common stock to certain managerial staff and senior management if the Company achieves specified performance targets. The common stock under the performance unit grants generally vest after three years. The fair value of each grant issued after the adoption of SFAS No. 123-R is estimated on the date of grant based on the market price of the stock. The total amount of compensation expense recognized reflects estimated forfeiture rates, and the initial assumption that performance goals will be achieved. Compensation expense is adjusted quarterly based on the anticipated number of units to vest. If such goals are not met, any previously recognized compensation expense is reversed.

During the three-month period ended September 30, 2005, the Company granted 494,500 performance units, which had a weighted-average fair value on the grant date of $57 per share. The number of shares issued is dependent upon vesting and the achievement of specified performance targets. As of September 30, 2005, there was $23 of total unrecognized compensation cost related to nonvested performance unit grants issued after the adoption of SFAS 123-R, which is expected to be recognized over a remaining weighted-average performance period of 2.75 years. The Company recognized $2 of compensation expense in the three-month period ended September 30, 2005 related to the performance units granted during the period.

Prior to the adoption of SFAS No. 123-R, the Company issued performance unit grants to certain senior management that provided for the issuance of common stock if the Company’s total shareholder return met specified hurdle rates based on comparisons with the performance of a selected peer group of companies. In fiscal year 2005, the Company began accruing a liability for the performance grants which vested in September 2005 after it was determined that it was likely that certain hurdle rates would be met. In the first quarter of fiscal year 2006, the Company recognized less than $1 of additional expense related to this grant.

10)	Share-Based Compensation Plans (Continued)

Performance units granted prior to the adoption of SFAS No. 123-R include two programs that are scheduled to vest in September 2006 and 2007, respectively. The Company has not yet recorded a liability relating to these either two programs because the vesting dates extend too far into the future to reasonably estimate whether the hurdle rates will be achieved. As of September 30, 2005, there were 485,357 performance units outstanding related to performance units granted prior to the adoption of SFAS No. 123-R, of which 230,617 have vested. The total fair value of shares vested in the first quarter of fiscal year 2006 was $6.

11)	Retirement Income and Healthcare Benefit Plans

The following table summarizes the components of net periodic benefit cost for the Company’s Retirement Income and Retirement Health Care plans:

	Retirement Income Plans
	Three Months Ended
	9/30/2005	9/30/2004
Components of net periodic benefit cost (income)
Service cost	$3	$3
Interest cost	6	6
Expected return on plan assets	(6)	(7)
Amortization of unrecognized items	4	2

Total net periodic benefit cost	$7	$4

	Retirement Healthcare Plans
	Three Months Ended
	9/30/2005	9/30/2004
Components of net periodic benefit cost:
Interest cost	$1	$1

Total net periodic benefit cost	$1	$1

12)	Guarantees

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $299, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal, and other matters and have terms with varying expiration dates.

In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters. The Company made certain representations of fact as of the closing date of the exchange transaction and certain representations and warranties regarding future performance designed to preserve the tax-free status of the exchange transaction. In general, the Company agreed to be responsible for Henkel’s taxes on the transaction if the Company’s actions result in a breach of the representations and warranties in a manner that causes the share exchange to fail to qualify for tax-free treatment. Henkel has agreed to similar obligations. The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification as the agreement does not specify a maximum amount and the Company does not have the information that would be required to calculate this exposure. The Company does note, however, that the potential tax exposure, if any, could be very significant as the Company believes Henkel’s tax basis in the shares exchanged is low and the value of the subsidiary stock transferred to Henkel in the exchange transaction was approximately $2,800. Although the agreement does not specify an indemnification term, any exposure under the agreement would be limited to taxes assessed prior to the expiration of the statute of limitations period for assessing taxes on the share exchange transaction. Based on the nature of the representations and warranties as well as other factors, the Company has not accrued any liability under this indemnity.

The Company is a party to a $22 letter of credit issued to one of its insurance carriers. The Company has not recorded any liabilities on any of the aforementioned guarantees at September 30, 2005.

13)	Environmental Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $31 and $33 at September 30, 2005, and June 30, 2005, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2005 and June 30, 2005. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

14)	Settlement of Income Tax Contingency

The Company paid $151 (excluding $13 of federal tax benefits), in the first quarter of fiscal year 2006 related to an agreement with the IRS resolving certain tax issues originally arising in the period from 1997 through 2000.

15)	Segment Results

Information regarding the Company’s operating segments is shown below. Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision makers. The operating segments include:
Household Group — North America: Includes U.S. bleach, cleaning, water-filtration, automotive-care and professional products; and all products marketed in Canada.

Specialty Group: Includes the plastic bags, wraps and containers businesses marketed in the United States, charcoal, cat litter and food products.

International: Includes U.S. exports and operations outside the United States and Canada.
Corporate includes certain non-allocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other non-operating income and expense.

The table below represents operating segment information.

			Earnings (Losses) from
			Continuing Operations
	Net Sales		Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Household Group — North America	$524	$508	$170	$167
Specialty Group	425	412	89	73
International	155	128	35	28
Corporate	—	—	(140)	(101)

Total Company	$1,104	$1,048	$154	$167

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% of consolidated net sales for each of the three-month periods ended September 30, 2005 and 2004.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Comparison of the three-month periods ended September 30, 2005 and 2004
Management’s discussion and analysis of the results of operations, unless otherwise noted, compares the three-month period ended September 30, 2005 (the “current quarter”) to the three-month period ended September 30, 2004 (the “year-ago quarter”), using percent changes calculated on a rounded basis, except as noted. In certain instances, parenthetical references are made to relevant sections of the Notes to Consolidated Financial Statements to direct the reader to a further detailed discussion.

	Three Months Ended	Three Months Ended
	9/30/2005	9/30/2004	% Change	% of Net Sales
Diluted net earnings per common share from continuing operations	$0.70	$0.50	40%

Net sales	$1,104	$1,048	5%
Gross profit	466	457	2	42.2%	43.6%
Selling and administrative expenses	144	130	11	13.0	12.4
Advertising costs	113	105	8	10.2	10.0
Research and development costs	23	21	10	2.1	2.0
Diluted net earnings per common share from continuing operations increased by $0.20 for the current quarter, as compared to the year-ago quarter. This increase was driven by the factors discussed below and the lower level of shares outstanding during the current quarter resulting from the Company’s repurchase of 61.4 million shares from Henkel KGaA (“Henkel”) as part of the share exchange transaction in November 2004 (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding this transaction).
Net sales increased by 5% to $1,104. Current quarter volume increased by 1% due to increased shipments in Latin America and cat litter, partially offset by lower shipments of Glad® products following price increases earlier in the calendar year.
Sales growth outpaced volume growth largely due to higher trade-promotion spending in the year-ago quarter to support new Glad and home-care products, including Glad ForceFlex® trash bags and the Clorox® Toiletwand™ disposable toilet-cleaning system. Other factors impacting the current quarter’s sales-volume variance included the benefits of favorable current-quarter foreign exchange rates and price increases taken over the past year.
Gross profit increased by 2% in the current period and decreased as a percentage of net sales to 42.2% in the current quarter from 43.6% in the year-ago quarter. The decline as a percentage of net sales was driven by higher energy-related raw materials costs, higher transportation costs, and increased costs associated with Procter & Gamble’s increased investment in the Glad joint venture. These higher costs were partially offset by the benefits of cost savings, including savings attributable to the supply chain restructuring of the Glad business (see page 22), and price increases.

Financial Condition, Liquidity and Capital Resources
The Company is taking a number of measures to respond to the economic conditions that have led to increased raw material and energy costs. Effective January 1, 2006, the Company is implementing price increases ranging from 5 to 10% on about 40% of its portfolio, including Glad trash bags, Match Light® charcoal, and Brita® pitchers and filters. The Company also has reduced travel and consulting fees and delayed non-essential projects.
Selling and administrative expenses increased by 11%, which was impacted by the recognition of additional share-based compensation costs upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123-R, which resulted in incremental selling and administrative costs of $6 in the current quarter.
Advertising costs increased by 8%, driven by higher spending for new product launches and established brands.
Restructuring and asset impairment costs of $30 in the prior period related primarily to the supply chain restructuring initiative for the Glad business.
Interest expense increased by $22 in the current period driven primarily by interest costs associated with the offering of $1,650 in senior notes in connection with the Henkel share exchange as well as higher average interest rates.
The effective tax rate on continuing operations was 30.2% for the quarter ended September 30, 2005 as compared to 34.8% for the quarter ended September 30, 2004, on an unrounded basis. The lower rate in the current year is principally due to changes in estimates for income tax exposures.
The table below represents operating segment information.

			Earnings (Losses) from
			Continuing Operations
	Net Sales		Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Household Group — North America	$524	$508	$170	$167
Specialty Group	425	412	89	73
International	155	128	35	28
Corporate	—	—	(140)	(101)

Total Company	$1,104	$1,048	$154	$167

Household Group – North America
Compared with the year-ago quarter, the segment reported 3% sales growth, flat volume and 2% growth in earnings from continuing operations before income taxes. During the quarter, the segment delivered increased shipments of certain laundry and home-care products, Armor All® auto-care products, and products for commercial and institutional markets. These results were offset by decreased shipments of Clorox ToiletWand versus the year-ago quarter, which included the impact of the product launch, as well as Formula 409® cleaner, Clorox Bleach Pen® gel and Clorox Liquid bleach. Sales growth outpaced volume growth primarily due to higher trade-promotion expenses in the year-ago quarter to support new home-care products, including the Clorox ToiletWand disposable toilet-cleaning system; a favorable Canadian exchange rate, and lower consumption of Clorox bleach due to a price increase. Growth in earnings from continuing operations before income taxes primarily reflected the benefit of cost savings, partially offset by unfavorable raw-material costs.
Specialty Group
The Specialty Group reported 3% sales growth, a 1% volume decline and 22% growth in earnings from continuing operations before income taxes. During the quarter, strong shipments of Scoop Away® and Fresh Step® cat litter and Hidden Valley® salad dressings were offset by fewer shipments of Glad products and Kingsford® charcoal products.
Sales growth outpaced the change in volume due to the benefits of price increases taken on Glad products earlier in the calendar year, and higher trade- and consumer-promotion expenses in the year-ago quarter behind the launch of Glad ForceFlex trash bags. Earnings from continuing operations before income taxes reflected a favorable comparison to the year-ago quarter, when the Company recorded restructuring and asset impairment charges related to the Glad product supply chain. Other factors impacting earnings included the benefits of cost savings and price increases, partially offset by unfavorable costs for raw materials and transportation.
International
Compared with the year-ago quarter, the segment reported 21% sales growth, 14% volume growth and 25% growth in earnings from continuing operations before income taxes. The strong sales growth was primarily driven by price increases and increased shipments in Latin America. The variance between sales growth and volume growth, and the increase in pretax earnings from continuing operations, were primarily due to price increases and favorable exchange rates in Latin America and Asia-Pacific.
Corporate
Losses from continuing operations before income taxes attributable to the Corporate segment increased by 39% in the current quarter primarily due to higher interest costs associated with the offering of $1,650 in senior notes in connection with the Henkel share exchange and additional share-based compensation costs upon the adoption of SFAS No. 123-R.

Operating Activities
The Company’s financial condition and liquidity remain strong as of September 30, 2005. Net cash used in operations was $59 for the three-months ended September 30, 2005, compared with $216 provided by operations in the comparable year-ago quarter. The decrease in operating cash flows was principally due to a $151 (excluding $13 of federal tax benefits) income tax settlement payment, in the first quarter of fiscal year 2006. Also contributing to the decline were increased interest payments of $41 of which approximately $20 resulted from timing of payments, lower levels of cash provided by discontinued operations of approximately $30 resulting from the businesses exchanged with Henkel, and higher changes in inventory of $10 mainly due to higher commodity costs.
Working Capital
The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, increased from June 30, 2005 to September 30, 2005 principally due to decreases in accrued liabilities, accounts payable and income taxes payable, and increases in inventories, partially offset by increases in short-term borrowings and decreases in receivables, net.
The decrease in accrued liabilities, accounts payable and income taxes payable resulted primarily from the $151 tax settlement payment, profit sharing and incentive compensation payments of $50, and lower payables due to the timing of payments. The $21 increase in inventories was driven primarily by inventory builds to support new product launches and higher commodity costs.
The $198 increase in short-term borrowings was due primarily to additional commercial paper borrowings to finance the tax settlement payment of $151 and share repurchases of $90, partially offset by other smaller items. The $49 decrease in receivables was driven primarily by the seasonality of sales and collections in the charcoal and food categories.
Restructuring and Asset Impairment
In July 2004, the board of directors approved a restructuring plan involving the Glad plastic bags, wraps and containers business, part of the Specialty Group operating segment. This restructuring plan includes closing a manufacturing facility and assigning remaining production between Glad’s North American plants and third-party suppliers during fiscal year 2005. The Company recorded restructuring charges of approximately $28 during the first quarter of fiscal year 2005 in conjunction with this initiative.
Investing Activities
Capital expenditures were $37 in the three-month period ended September 30, 2005 compared to $27 in the comparable prior year period. Capital spending as a percentage of net sales of 3% during the three-month period ended September 30, 2005, was within the Company’s current goal of 4% or less.

Financing Activities
During the three-month periods ended September 30, 2005 and 2004, cash flows from continuing operations and short-term borrowings exceeded cash requirements to fund capital expenditures, dividends and scheduled debt service.
Credit Arrangements
As of September 30, 2005, the Company had a $1,300 domestic credit agreement, which expires in 2009. There were no borrowings under this credit agreement, which is available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $16 of foreign working capital credit lines and overdraft facilities at September 30, 2005, of which $14 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of September 30, 2005. The Company does not anticipate any problems in securing future credit agreements.
Share Repurchases
The Company has two share repurchase programs, consisting of an open-market program, which has a remaining authorization of $768, and a program to offset the impact of share dilution related to the share-based awards (“evergreen program”).
During the three-month period ended September 30, 2005, the Company acquired 1.6 million shares of its common stock at a total cost of $90 under the evergreen program. In fiscal year 2006, the Company plans to repurchase approximately 2 million to 3 million shares under this program to offset the impact of share dilution from the expected number of annual stock option exercises. The amount of repurchases in any given quarter is influenced by the Company’s view of the market and the Company’s share price. There were no share repurchases under the evergreen program during the three-month period ended September 30, 2004.
There were no repurchases under the open-market program during the three-month periods ended September 30, 2005 and 2004, respectively.
Share-Based Compensation Plans
Effective July 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123-R, Share-Based Payment. Prior to July 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123-R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal year 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

The compensation expense and total income tax benefit recognized in the income statement in the first quarter of fiscal year 2006 for the stock options, performance units and restricted stock awards was $10 and $4, respectively, including the $7 and $2 impact of the adoption of SFAS No. 123-R. As of September 30, 2005, there was $67 of total unrecognized compensation cost related to nonvested options and restricted stock awards, which is expected to be recognized over a weighted-average vesting period of 2.7 years. The total unrecognized compensation cost related to nonvested performance unit grants subsequent to July 1, 2005 was $23 as of September 30, 2005, which is expected to be recognized over a weighted-average performance period of 2.8 years.
The Company continues to estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Previously, under SFAS No. 123, the Company did not utilize separate employee groupings in the determination of option values. The Company now estimates option forfeitures based on historical data for each employee grouping, and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed.
Detailed below is a discussion of the Company’s performance unit programs subsequent and prior to the adoption of SFAS 123-R.
The Company’s performance unit grants subsequent to the adoption of SFAS 123-R provide for the issuance of common stock to certain managerial staff and senior management if the Company achieves specified performance targets. The common stock under the performance unit grants generally vest after three years. The fair value of each grant issued after the adoption of SFAS No. 123-R is estimated on the date of grant based on the market price of the stock. The total amount of compensation expense recognized reflects estimated forfeiture rates, and the initial assumption that performance goals will be achieved. Compensation expense is adjusted quarterly based on the anticipated number of units to vest. If such goals are not met, any previously recognized compensation expense is reversed.
During the three-month period ended September 30, 2005, the Company granted 494,500 performance units, which had a weighted-average fair value on the grant date of $57 per share. The number of shares issued is dependent upon vesting and the achievement of specified performance targets. As of September 30, 2005, there was $23 of total unrecognized compensation cost related to nonvested performance unit grants issued after the adoption of SFAS 123-R, which is expected to be recognized over a remaining weighted-average performance period of 2.75 years. The Company recognized $2 of compensation expense in the three-month period ended September 30, 2005 related to the performance units granted during the period.
Prior to the adoption of SFAS No. 123-R, the Company’s issued performance unit grants to certain senior management that provided for the issuance of common stock if the Company’s stock performance meets specified hurdle rates based on comparisons with the performance of a selected peer group of companies. In fiscal year 2005, the Company began accruing a liability for the performance grants which vested in September 2005 after it was determined that it was likely that certain hurdle rates would be met. In the first quarter of fiscal year 2006, the Company recognized less than $1 of additional expense related to this grant. Performance units granted prior to the adoption of SFAS No. 123-R include two programs that are scheduled to vest in September 2006 and 2007, respectively. The Company has not yet recorded a liability related to these units because the vesting dates extend too far into the future to reasonably estimate whether the hurdle rates will be achieved. As of September 30, 2005, there were 485,357 performance units outstanding related to performance units granted prior to the adoption of SFAS No. 123-R, of which 230,617 have vested. The total fair value of shares vested in the first quarter of fiscal year 2006 was $6.

The Company is currently seeking stockholder approval of the 2005 Stock Incentive Plan (“2005 Plan”). Subject to stockholder approval, no furthers awards will be granted from any prior plans including the 1996 Plan and the 1993 Director’s Stock Option Plan, and the 2005 Plan will be effective on November 16, 2005.
Guarantees
In conjunction with divestitures and other transactions, the Company may provide routine indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $299, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal, and other matters and have terms with varying expiration dates.
In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters. The Company made certain representations of fact as of the closing date of the exchange transaction and certain representations and warranties regarding future performance designed to preserve the tax-free status of the exchange transaction. In general, the Company agreed to be responsible for Henkel’s taxes on the transaction if the Company’s actions result in a breach of the representations and warranties in a manner that causes the share exchange to fail to qualify for tax-free treatment. Henkel has agreed to similar obligations. The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification as the agreement does not specify a maximum amount and the Company does not have the information that would be required to calculate this exposure. The Company does note, however, that the potential tax exposure, if any, could be very significant as the Company believes Henkel’s tax basis in the shares exchanged is low and the value of the subsidiary stock transferred to Henkel in the exchange transaction was approximately $2,800. Although the agreement does not specify an indemnification term, any exposure under the agreement would be limited to taxes assessed prior to the expiration of the statute of limitations period for assessing taxes on the share exchange transaction. Based on the nature of the representations and warranties as well as other factors, the Company has not accrued any liability under this indemnity.
The Company is a party to a $22 letter of credit issued to one of its insurance carriers. The Company has not recorded any liabilities on any of the aforementioned guarantees at September 30, 2005.

Environmental Contingencies
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $31 and $33 at September 30, 2005, and June 30, 2005, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2005 and June 30, 2005. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

Cautionary Statement
Except for historical information, matters discussed above and in the financial statements and footnotes and other parts of this report, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, pension liabilities, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel and chlor-alkali; increases in energy costs; consumer reaction to price increases; the Company’s actual cost performance; price changes; any future supply constraints which may affect key commodities; risks arising out of natural disasters; risks inherent in litigation and international operations; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture with The Procter & Gamble Company (“P&G”) regarding the Company’s Glad plastic bags, wraps and containers business; the success of new products and product pricing changes; the integration of acquisitions and mergers; the divestiture of non-strategic businesses; the implementation of the Company’s strategy; and environmental, regulatory, product liability and intellectual property matters. In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel, including the sustainability of cash flows and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, P&G’s increased equity in the joint venture, interest cost increases greater than management expects, or otherwise, could adversely affect the Company’s earnings.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Although the Company continues to experience intense market pressures from rising commodity costs, there have not been any material changes to the Company’s market risk during the three-month period ended September 30, 2005. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2006.

	[a]		[b]	[c]	[d]
				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar
	Total Number of			Purchased as Part of	Value) that May Yet
	Shares (or Units)	Average Price Paid		Publicly Announced	Be Purchased Under the
Period	Purchased (1)	per Share (or Unit)		Plans or Programs	Plans or Programs (2)
July 1 to 31, 2005	3,145	$	56.14	0	$767,723,099

August 1 to 31, 2005	1,082,034	$	57.16	1,078,300	$767,723,099

September 1 to 30, 2005	513,145	$	57.23	487,500	$767,723,099

(1)	The shares purchased in July 2005 relate entirely to the purchase of shares of common stock to satisfy employee tax withholding obligations in connection with the vesting of restricted stock awards granted to employees. The shares purchased in August 2005 include 1,078,300 shares of common stock acquired pursuant to the share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans, and 3,734 shares of common stock to satisfy employee tax withholding obligations in connection with the vesting of restricted stock awards granted to employees. The shares purchased in September 2005 include 487,500 shares of common stock acquired pursuant to the share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans, and 25,645 shares of common stock to satisfy employee tax withholding obligations in connection with the vesting of restricted stock awards granted to employees. There were no surrenders to the Company of already-owned shares of common stock to pay the exercise price or to satisfy employee tax withholding obligations in connection with the exercise of employee stock options.

(2)	The board of directors approved a $500,000,000 share repurchase program on August 7, 2001, all of which has been utilized; a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, all of which remains available for repurchases. On September 1, 1999, the Company also announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. None of these programs has a specified termination date.

PART II – OTHER INFORMATION
Item 6. Exhibits
The Clorox Company
Exhibits

Exhibit No.
(31.1)	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

S I G N A T U R E
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY (Registrant)
DATE: November 4, 2005	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice-President – Controller

INDEX TO EXHIBITS

Exhibit No.
(31.1)	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002