Form 10-Q
period 2005-12-31
CLOROX CO /DE/
filed 2006-02-03
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
     Yes ☑                 No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
     Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐                 No ☑
As of December 31, 2005 there were 150,109,814 shares outstanding of the registrant’s common stock (par value — $1.00), the registrant’s only outstanding class of stock.

THE CLOROX COMPANY

PART I — FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per-share amounts)

	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Net sales	$1,064	$1,000	$2,168	$2,048
Cost of products sold	628	569	1,266	1,160

Gross profit	436	431	902	888

Selling and administrative expenses	161	134	305	264
Advertising costs	99	92	212	197
Research and development costs	25	21	48	42
Restructuring and asset impairment costs	—	2	1	32
Interest expense	32	17	62	25
Other income:
Equity earnings and gain on exchange of Henkel Iberica, S.A.	—	(22)	—	(25)
Other, net	(1)	(7)	—	(8)

Earnings from continuing operations before income taxes	120	194	274	361
Income taxes on continuing operations	37	60	83	118
Reversal of deferred taxes from equity investment in Henkel Iberica, S.A.	—	(2)	—	(2)

Earnings from continuing operations	83	136	191	245

Discontinued operations:
Gain on exchange	—	550	—	550
Earnings from exchanged businesses	—	11	1	33
Reversal of deferred taxes from exchanged businesses	—	6	—	6
Income tax expense on discontinued operations	—	(4)	—	(12)

Earnings from discontinued operations	—	563	1	577

Net earnings	$83	$699	$192	$822

Earnings per common share:
Basic
Continuing operations	$0.56	$0.73	$1.27	$1.22
Discontinued operations	—	3.00	0.01	2.89

Basic net earnings per common share	$0.56	$3.73	$1.28	$4.11

Diluted
Continuing operations	$0.55	$0.72	$1.25	$1.21
Discontinued operations	—	2.96	0.01	2.85

Diluted net earnings per common share	$0.55	$3.68	$1.26	$4.06

Weighted average common shares outstanding (in thousands)
Basic	150,080	187,310	150,457	200,107
Diluted	152,264	189,806	152,780	202,555

Dividends declared per common share	$0.29	$0.28	$0.57	$0.55
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions)

	12/31/2005	6/30/2005
Assets
Current assets
Cash and cash equivalents	$273	$293
Receivables, net	377	411
Inventories	359	323
Other current assets	58	63

Total current assets	1,067	1,090

Property, plant and equipment, net	993	999

Goodwill, net	747	743

Trademarks and other intangible assets, net	595	599

Other assets, net	165	186

Total assets	$3,567	$3,617

Liabilities and Stockholders’ Deficit
Current liabilities
Notes and loans payable	$521	$359
Current maturities of long-term debt	3	2
Accounts payable	274	347
Accrued liabilities	450	614
Income taxes payable	24	26

Total current liabilities	1,272	1,348

Long-term debt	2,119	2,122

Other liabilities	631	618

Deferred income taxes	73	82

Total liabilities	4,095	4,170

Stockholders’ deficit
Common stock	250	250
Additional paid-in capital	342	328
Retained earnings	3,781	3,684
Treasury shares, at cost: 99,717,120 and 98,143,620 shares at December 31, 2005, and June 30, 2005, respectively	(4,570)	(4,463)
Accumulated other comprehensive net losses	(331)	(336)
Unearned compensation	—	(16)

Stockholders’ deficit	(528)	(553)

Total liabilities and stockholders’ deficit	$3,567	$3,617

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	12/31/2005	12/31/2004
Operating Activities:
Earnings from continuing operations	$191	$245
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	92	91
Share-based compensation	23	2
Restructurings and asset impairment activities	—	32
Gain on exchange of Henkel Iberica, S.A.	—	(20)
Other	27	15
Changes in:
Receivables, net	34	94
Inventories	(38)	(39)
Other current assets	1	8
Accounts payable and accrued liabilities	(126)	(65)
Income taxes payable	24	7
Income tax settlement payment	(151)	—

Net cash provided by continuing operations	77	370
Net cash provided by discontinued operations	6	35

Net cash provided by operations	83	405

Investing Activities:
Capital expenditures	(83)	(58)
Proceeds from life insurance investment	41	—
Other	(5)	(8)

Net cash used for investing activities	(47)	(66)

Financing Activities:
Notes and loans payable, net	162	254
Long-term debt borrowings	—	1,635
Long-term debt repayments	(29)	—
Cash dividends paid	(85)	(115)
Treasury stock purchased from non-affiliates	(135)	—
Treasury stock acquired from related party, Henkel KGaA	—	(2,110)
Issuance of common stock for employee stock plans and other	31	63

Net cash used for financing activities	(56)	(273)

Effect of exchange rate changes on cash and cash equivalents	—	2

Net (decrease) increase in cash and cash equivalents	(20)	68
Cash and cash equivalents:
Beginning of period	293	232

End of period	$273	$300

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per-share amounts)
1)	Interim Financial Statements
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2005 and 2004, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the “Company”) for the periods presented. Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. The results for the interim period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006, or for any future period.
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
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
New Accounting Standards
Share-Based Payment
Effective July 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to July 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123-R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first half of fiscal year 2006 includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and 2) amortization related to all stock option awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.
The adoption of SFAS No. 123-R also resulted in certain changes to the Company’s accounting for its restricted stock awards and performance unit programs, which are discussed in Note 9 in more detail.

1)	Interim Financial Statements (Continued)
As a result of the adoption of SFAS No. 123-R, the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation, by the following amounts:

	Three Months	Six Months
	Ended	Ended
	12/31/2005	12/31/2005
Earning from continuing operations before income taxes	$8	$15
Earnings from continuing operations	5	11
Net earnings	5	11
Basic and diluted net earnings per common share	0.04	0.07
Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123-R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows, except for cash flows relating to production employees which are classified as operating cash flows. For the three and six months ended December 31, 2005, $9 and $16 of excess tax benefits were generated from option exercises, respectively, and were recognized as financing cash flows.
For stock options granted prior to the adoption of SFAS No. 123-R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net earnings, and basic and diluted earnings per common share, would have been as follows:

	Three	Six
	Months	Months
	Ended	Ended
	12/31/2004	12/31/2004
Net earnings:
As reported	$699	$822
Fair value-based expense, net of tax	(4)	(9)

Pro forma	$695	$813

Net earnings per common share:
Basic
As reported	$3.73	$4.11
Pro forma	3.71	4.06
Diluted
As reported	$3.68	$4.06
Pro forma	3.66	4.01
Other New Accounting Standards
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expenses, freight, handling costs, and spoilage costs be recognized as current-period charges and that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Effective July 1, 2005, the Company adopted SFAS No. 151, which did not have a material effect on the Company’s condensed consolidated financial statements.

2)	Discontinued Operations
On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel KGaA’s (“Henkel”) interest in Clorox common stock (“Share Exchange Agreement”). Prior to the completion of the exchange, Henkel owned approximately 61.4 million shares, or about 29%, of the Company’s outstanding common stock. The subsidiary transferred to Henkel contained Clorox’s insecticides and Soft Scrub® cleanser businesses, its 20% interest in the Henkel Iberica, S.A. joint venture (“Henkel Iberica”), and $2,095 in cash. As a result of the exchange, the Company recognized a total gain of $570 and reversed a total of $8 of deferred income taxes during the three months ended December 31, 2004. Of the total gain recognized, $550 related to the exchanged operating businesses and was included in discontinued operations and $20 related to Henkel Iberica and was included in continuing operations. The net sales from the discontinued businesses were $6 and $21 for the three months ended December 31, 2005 and 2004, respectively, and were $16 and $63 for the six months ended December 31, 2005 and 2004, respectively.
3)	Financial Instruments
The Company utilizes derivative instruments, principally swaps, forwards and options, to manage the ongoing business risks associated with fluctuations in commodity prices, foreign currencies and interest rates. These contracts are economic hedges for transactions that have notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures.
At December 31, 2005, and June 30, 2005, the Company’s derivative financial instruments were recorded at fair value in the Consolidated Balance Sheets as assets (liabilities) as follows:

	12/31/2005	6/30/2005
Current assets:
Commodity purchase contracts	$10	$7

Other assets:
Commodity purchase contracts	—	5

Current liabilities:
Commodity purchase contracts	(1)	—
The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below:

	12/31/2005		6/30/2005
	Notional	Fair Value	Notional	Fair Value
Foreign exchange	$39	—	$32	—
Commodity purchase	84	$9	73	$12
Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings that are expected to fully perform under the terms of the agreements.

4)	Inventories
Inventories consisted of the following at:

	12/31/2005	6/30/2005
Finished goods	$290	$256
Raw materials and packaging	85	76
Work in process	5	6
LIFO allowances	(15)	(9)
Allowance for obsolescence	(6)	(6)

Total	$359	$323

5)	Other Assets
Other assets consisted of the following at:

	12/31/2005	6/30/2005
Investment in insurance contracts	$38	$49
Equity investments	47	47
Investment in low-income housing partnerships	30	33
Nonqualified retirement plan assets	17	18
Other	33	39

Total	$165	$186

In the three months ended December 31, 2005, the Company received $41 of proceeds from the termination of one of its investments in insurance contracts. The Company used a portion of these proceeds to repay related long-term debt borrowings of $29, which were previously netted against the investment.
6)	Other Liabilities
Other liabilities consisted of the following at:

	12/31/2005	6/30/2005
Venture agreement net terminal obligation	$259	$258
Qualified and nonqualified pension plans	129	119
Retirement healthcare benefits	85	88
Deferred compensation plans	68	61
Environmental remediation	30	33
Long term disability post employment obligation	22	21
Other	38	38

Total	$631	$618

7)	Net Earnings per Common Share
Net earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding each period on an unrounded basis. Diluted EPS reflects the earnings dilution that could occur from common shares that may be issued through stock options, restricted stock awards and performance units. The weighted average number of common shares outstanding used to calculate basic and diluted EPS was as follows (in thousands):

		Weighted Average Number of Common Shares Outstanding
	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Basic	150,080	187,310	150,457	200,107
Stock options, restricted stock and performance units	2,184	2,496	2,323	2,448

Diluted	152,264	189,806	152,780	202,555

The following table sets forth the securities not included in the diluted EPS because to do so would be antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Stock options	2,634	370	2,625	386
Performance units	135	—	135	—
8)	Comprehensive Income
Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings but included as a separate component of stockholders’ deficit. Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Net earnings	$83	$699	$192	$822
Other comprehensive gains (losses), net of tax:
Foreign currency translation adjustments	(4)	46	7	69
Net derivative adjustments	(7)	—	(2)	(2)

Total comprehensive income	$72	$745	$197	$889

9)	Share-Based Compensation Plans
In November 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan permits the Company to grant various non-qualified share-based compensation awards, including stock options, restricted stock, performance units, deferred stock units, restricted stock units, stock appreciation rights, performance shares and other stock-based awards. As a result of the adoption of the 2005 Plan, no further awards will be granted from any prior plans, including the 1996 Stock Incentive Plan and the 1993 Directors’ Stock Option Plan. The Company is authorized to grant up to 7 million common shares under the 2005 Plan, of which 5 million common shares were previously available under prior plans.
The compensation cost and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, performance units and restricted stock awards were as follows:

	Three Months Ended	Six Months Ended
	12/31/2005	12/31/2005
Selling and administrative expenses	$13	$21
Cost of products sold	2	3
Capitalized in inventory	—	1

Total compensation cost	$15	$25

Related income tax benefit	$5	$9

Cash received from options exercised under all share-based payment arrangements for the three and six months ended December 31, 2005, was $8 and $22, respectively. The Company issues shares for stock options, restricted stock awards and performance units from treasury stock. The Company repurchases shares under its program to offset the estimated impact of share dilution related to share-based awards. In the three and six months ended December 31, 2005, the Company repurchased 0.8 million and 2.4 million shares at a total cost of $45 and $135, respectively.
Details regarding the valuation and accounting for stock options, restricted stock awards, performance units and deferred stock units follow.
Stock Options
The fair value of each option award granted after the adoption of SFAS No. 123-R is estimated on the date of grant using the Black-Scholes option valuation model and assumptions noted in the following table.

	Three Months Ended	Six Months Ended
	12/31/2005	12/31/2005
Expected life	5 years	5 years
Expected volatility	27.2%	27.2% to 28.0%
Risk-free interest rate	4.3%	3.7% to 4.3%
Dividend yield	2.1%	2.0% to 2.1%
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

9)	Share-Based Compensation Plans (Continued)
The status of the Company’s stock option plans at December 31, 2005, is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(in thousands)
Outstanding at June 30, 2005	11,691	$42
Granted	1,120	57
Exercised	(774)	29
Forfeited or expired	(323)	50

Outstanding at December 31, 2005	11,714	44	6 years	$150

Vested and exercisable at December 31, 2005	7,857	39	5 years	138

The weighted-average fair value of each option granted during the three and six months ended December 31, 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $13.78 and $14.74, respectively, per share. The total intrinsic value of options exercised during the three and six months ended December 31, 2005, was $3 and $21, respectively.
Stock awards outstanding as of December 31, 2005, have been granted at prices which are either equal to or above the market value of the stock on the date of grant, generally vest over four years and expire no later than ten years after the grant date. Effective July 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of December 31, 2005, there was $44 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of 3 years.
Restricted Stock Awards
In accordance with SFAS No. 123-R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of the stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally three to four years. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2005, there was $17 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of 3 years. The unrecognized compensation cost related to nonvested restricted stock awards was recorded as unearned compensation in stockholders’ deficit at June 30, 2005. As part of the adoption of SFAS No. 123-R, the unrecognized compensation cost related to nonvested restricted stock awards granted prior to July 1, 2005, was included as a component of additional paid-in capital. The total fair value of the shares vested in the three and six months ended December 31, 2005, was zero and $4, respectively.

9)	Share-Based Compensation Plans (Continued)
A summary of the status of the Company’s restricted stock awards as of December 31, 2005, is presented below:

		Weighted-Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
	(in thousands)
Restricted stock awards at June 30, 2005	589	$45
Granted	83	57
Vested	(106)	41
Forfeited	(19)	48

Restricted stock awards at December 31, 2005	547	48

Performance Units
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
During the three and six months ended December 31, 2005, the Company granted 9,850 and 504,350 performance units, which had a weighted-average fair value on the grant date of $57 per share. The number of shares issued will be dependent upon vesting and the achievement of specified performance targets. As of December 31, 2005, there was $21 of total unrecognized compensation cost related to nonvested performance unit grants issued after the adoption of SFAS 123-R, which is expected to be recognized over a remaining weighted-average performance period of 3 years. The Company recognized $2 and $4 of compensation expense in the three and six months ended December 31, 2005, respectively, related to the performance units granted during the period.
Prior to the adoption of SFAS No. 123-R, the Company issued performance unit grants to certain senior management that provided for the issuance of common stock if the Company’s total shareholder return met specified performance goals based on comparisons with the performance of a selected peer group of companies. In fiscal year 2005, the Company began accruing a liability for the performance unit grants, which vested in September 2005. In addition, in fiscal year 2006, the Company began accruing for performance unit grants, which are scheduled to vest in September 2006, after it was determined that it was likely that certain performance goals would be met. In the three and six months ended December 31, 2005, the Company recognized $5 and $6, respectively, of additional expense related to grants made prior to the adoption of SFAS 123-R.

9)	Share-Based Compensation Plans (Continued)
Performance units granted prior to the adoption of SFAS No. 123-R also include a grant that is scheduled to vest in September 2007. The Company has not yet recorded a liability relating to this program because the vesting dates extend too far into the future to reasonably estimate whether the performance goals will be achieved.
As of December 31, 2005, there were 315,595 performance units outstanding that were granted prior to the adoption of SFAS No. 123-R, of which 60,855 have vested. The total fair value of shares vested in the three and six months ended December 31, 2005, was zero and $6 respectively.
Deferred Stock Units
In accordance with SFAS No. 123-R, the annual grants of deferred stock units to non-employee directors under the Company’s director compensation program are recognized at their fair value on the date of grant. Any additional deferred stock units granted to non-employee directors upon their election to receive all or a portion of their annual retainers and fees in the form of deferred stock units are recognized at their fair value on the date of grant. Each deferred stock unit represents the right to receive one share of Clorox common stock at the end of a pre-established deferral period, and does not carry any voting or dividend rights, except the right to receive additional deferred stock units in lieu of dividends. The deferred stock units vest immediately upon grant and are payable following the termination of a director’s service. During the three and six months ended December 31, 2005, the Company granted 1,483 and 4,043 deferred stock units, respectively, which had a weighted-average fair value on the grant date of $56.04 per share. As of December 31, 2005, 83,676 units were outstanding.
10)	Retirement Income and Healthcare Benefit Plans
The following table summarizes the components of net periodic benefit cost for the Company’s Retirement Income and Retirement Health Care plans:

	Retirement Income Plans
	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Components of net periodic benefit cost (income):
Service cost	$3	$3	$6	$6
Interest cost	7	7	13	13
Expected return on plan assets	(7)	(7)	(13)	(14)
Amortization of unrecognized items	4	2	8	4

Total net periodic benefit cost	$7	$5	$14	$9

	Retirement Healthcare Plans
	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Components of net periodic benefit cost:
Service cost	$1	$1	$1	$1
Interest cost	1	1	2	2

Total net periodic benefit cost	$2	$2	$3	$3

11)	Guarantees
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
The Company is a party to a $22 letter of credit issued to one of its insurance carriers.
The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2005.

12)	Environmental Contingencies
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $30 and $33 at December 31, 2005, and June 30, 2005, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2005 and June 30, 2005. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
13)	Settlement of Income Tax Contingency
The Company paid $151 (excluding $13 of federal tax benefits) in the first quarter of fiscal year 2006 related to an agreement with the IRS resolving certain tax issues originally arising in the period from 1997 through 2000.
14)	Segment Results
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

14)	Segment Results (Continued)
The table below represents operating segment information.

	Net Sales
	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Household Group – North America	$495	$465	$1,019	$973
Specialty Group	405	381	830	793
International	164	154	319	282

Total Company	$1,064	$1,000	$2,168	$2,048

	Earnings (Losses) from Continuing Operations
	Before Income Taxes
	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Household Group – North America	$161	$154	$331	$321
Specialty Group	82	92	171	165
International	33	39	68	67
Corporate (1)	(156)	(91)	(296)	(192)

Total Company	$120	$194	$274	$361

(1)	The increased costs in the Corporate operating segment in the three and six months ended December 31, 2005, were substantially due to the $20 gain recognized on the exchange of the equity investment in Henkel Iberica in the prior year period, higher interest costs associated with the offering of $1,650 in senior notes in connection with the Henkel share exchange, additional share-based compensation costs upon the adoption of SFAS No. 123-R, a cumulative accrual for performance unit grants scheduled to vest in September 2006, and an increase in accruals for incentive compensation.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% of consolidated net sales for each of the three and six months ended December 31, 2005 and 26% and 27% of consolidated net sales for each of the three and six months ended December 31, 2004, respectively.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in millions, except share and per-share amounts)
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended June 30, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on August 31, 2005, and the unaudited consolidated financial statements and related notes contained in this quarterly report on Form 10-Q. Certain reclassifications were made in the prior periods’ results of operations to conform to the current periods’ presentation.
Comparison of the Three and Six Months Ended December 31, 2005,
With the Three and Six Months Ended December 31, 2004
Management’s discussion and analysis of the results of operations, unless otherwise noted, compares the three and six months ended December 31, 2005 (the “current periods”), to the three and six months ended December 31, 2004 (the “prior periods”), using percentages calculated on a rounded basis, except as noted. In certain instances, parenthetical references are made to relevant sections of the Notes to Condensed Consolidated Financial Statements to direct the reader to additional information.

	Three Months Ended					Six Months Ended
	12/31/2005			12/31/2004		12/31/2005			12/31/2004
	Total	% Change	% of Net Sales	Total	% of Net Sales	Total	% Change	% of Net Sales	Total	% of Net Sales
Diluted net earnings per common share from continuing operations	$0.55	-24%		$0.72		$1.25	3%		$1.21

Net sales	1,064	6%	100.0%	1,000	100.0%	2,168	6%	100.0%	2,048	100.0%
Gross profit	436	1%	41.0%	431	43.1%	902	2%	41.6%	888	43.4%
Selling and administrative expenses	161	20%	15.1%	134	13.4%	305	16%	14.1%	264	12.9%
Advertising costs	99	8%	9.3%	92	9.2%	212	8%	9.8%	197	9.6%
Diluted net earnings per common share from continuing operations decreased by $0.17 for the current quarter, as compared to the year-ago quarter. This decrease was driven by the factors discussed below, including a gain of $20 recognized on the exchange of the equity investment in Henkel Iberica, S.A (“Henkel Ibercia”), and the reversal of $2 of deferred taxes during the three months ended December 31, 2004. In addition, the Company recorded higher current quarter interest expense, driven primarily by interest costs associated with the offering of $1,650 in senior notes in connection with the Henkel KGaA (“Henkel”) share exchange, additional share-based compensation costs upon the adoption of SFAS No. 123-R and higher incentive compensation expense. Partially offsetting these factors was the lower level of shares outstanding during the three months ended December 31, 2005, resulting from the Company’s exchange of 61.4 million shares, previously held by Henkel.
Diluted net earnings per common share from continuing operations increased by $0.04 for the six months ended December 31, 2005, as compared to the six months ended December 31, 2004 (the “year-ago period”). This increase was driven by the lower level of shares outstanding during the six months ended December 31, 2005. Partially offsetting this impact was higher interest expense and additional share-based compensation expense in the six months ended December 31, 2005, as well as a gain and associated equity earnings and tax effects of $27 recognized on the exchange of Henkel Ibercia during the six months ended December 31, 2004.

Net sales increased by 6% for both current periods, compared to the prior periods. Volume increased by 2% in the current periods primarily due to increased shipments of home care products, institutional products and Latin America products. Sales growth outpaced volume growth primarily due to the benefit of price increases and higher trade-promotion spending in the prior periods to support new Glad® and home care products, including Glad ForceFlex® trash bags and the Clorox® Toiletwand™ disposable toilet-cleaning system. Favorable current periods’ foreign exchange rates and product mix also contributed to the sales-volume variance.
Gross profit decreased by 210 basis points and 180 basis points for the current periods, respectively, compared to the prior periods. This decline was primarily due to higher raw-material costs, along with transitions costs related to the Kingsford® charcoal improvement. These factors were partially offset by benefits of cost savings and price increases.
The Company is taking a number of measures to respond to the economic conditions that have led to increased raw material and energy costs. In the third quarter of fiscal year 2006, the Company will implement price increases ranging from 5% to 15% on approximately 40% of its portfolio, including Glad trash bags, Match Light® charcoal, and Brita® pitchers and filters. The Company is also reducing travel and consulting fees, eliminating or delaying certain projects and continuing to pursue additional cost savings.
Selling and administrative expenses increased by 20% and 16% in the current periods, respectively, compared to the prior periods, primarily due to the recognition of additional share-based compensation costs upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123-R, which resulted in incremental selling and administrative costs of $6 and $12 in the current periods, respectively. In addition, in the current periods the Company recognized higher incentive compensation accruals and a cumulative accrual for performance unit grants scheduled to vest in September 2006.
Advertising costs increased by 8% for both current periods, while only slightly increasing as a percentage of sales. The increase was driven by higher spending for new product launches and increased marketing investment.
Restructuring and asset impairment costs of $32 in the year-ago period related primarily to the supply chain restructuring initiative for the Glad plastic bags, wraps and containers business, which is part of the Specialty Group operating segment. This restructuring plan involved closing a manufacturing facility and assigning remaining production between Glad’s North American plants and third-party suppliers during fiscal year 2005.
Interest expense increased by $15 and $37 in the current periods driven primarily by interest costs associated with the offering of $1,650 in senior notes in connection with the Henkel share exchange as well as higher average interest rates.
Other income, net was $1 and zero, respectively, for the current periods, compared to $29 and $33, respectively, for the prior periods. The prior periods included a $20 gain recognized on the exchange of the equity investment in Henkel Iberica. In the prior periods, other income, net, also included a favorable mark-to-market adjustment on one of the Company’s commodity derivative contracts of $3 and $7, respectively, and other smaller items.
The effective tax rate on continuing operations was 30.5% and 30.3% for the current periods, respectively, as compared to 30.0% and 32.2% for the prior periods, respectively, on an unrounded basis. The year-ago quarter included the benefit of a nontaxable gain and reversal of related deferred taxes on the exchange of the equity investment in Henkel Iberica. The current year quarter reflects a reduction in withholding tax on earnings to be repatriated under the American Jobs Creation Act. When compared to the year-ago period, the lower rate for the six months ended December 31, 2005 was largely driven by changes in the Company’s estimates for income tax contingencies, the full impact of which was recognized during the current six-month period.
Earnings from discontinued operations, were $563 and $577 for the prior periods, respectively. The Company recognized a gain of $550 and reversed deferred taxes of $6 related to the exchanged operating businesses during the three and six months ended December 31, 2004.

The table below represents operating segment information.

	Net Sales
	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Household Group — North America	$495	$465	$1,019	$973
Specialty Group	405	381	830	793
International	164	154	319	282

Total Company	$1,064	$1,000	$2,168	$2,048

	Earnings (Losses) from Continuing
	Operations Before Income Taxes
	Three Months Ended		Six Months Ended
	12/31/2005	12/31/2004	12/31/2005	12/31/2004
Household Group — North America	$161	$154	$331	$321
Specialty Group	82	92	171	165
International	33	39	68	67
Corporate	(156)	(91)	(296)	(192)

Total Company	$120	$194	$274	$361

Household Group — North America
Net sales increased 6% and 5%, and volume increased 4% and 2% for the current periods, respectively, as compared to prior periods. The segment delivered increased shipments of Clorox disinfecting wipes, Clorox 2® color-safe bleach, and products for commercial and institutional markets for both current periods. The current quarter volume increases also reflect increased shipments of Clorox bathroom cleaner and Clorox BathWand system. These results for both periods were partially offset by decreased shipments of Clorox bleach pen, products in Canada and Brita water-filtration systems. Sales growth outpaced volume growth in both periods primarily due to the benefits of favorable product mix, and a favorable Canadian exchange rate. During the current quarter, sales growth was also favorably impacted by price increases on Clorox laundry and cleaning products. The year to date sales volume variance was also attributable to trade-promotion expenses.
Earnings from continuing operations before income taxes increased 5% and 3% for the current periods, respectively, as compared to prior periods. Growth in earnings from continuing operations before income taxes primarily reflected the benefit of volume growth, cost savings, price increases and favorable product mix, partially offset by unfavorable raw-material costs and higher marketing investment.

Specialty Group
Compared with the year-ago quarter, the segment reported 6% sales growth, flat volume and 11% decline in earnings from continuing operations before income taxes. Increased shipments of Glad trash bags and Kingsford® charcoal products were offset by lower shipments of food products and cat litter. Sales growth outpaced volume growth primarily due to the benefits of price increases on Glad products and cat litter. Earnings from continuing operations before income taxes primarily reflected higher raw-material costs, product mix and transition costs related to the Kingsford charcoal improvement, partially offset by the benefits of cost savings and price increases.
The Specialty Group reported 5% sales growth, a 1% volume decline and 4% growth in earnings from continuing operations before income taxes during the six months ended December 31, 2005. Strong shipments of Scoop Away® and Fresh Step® cat litter were offset by lower shipments of Glad products and Kingsford charcoal products. Sales growth outpaced the change in volume due to the benefits of price increases taken on Glad products in February 2005, and higher trade- and consumer-promotion expenses in the year-ago period behind the launch of Glad ForceFlex trash bags. Earnings from continuing operations before income taxes reflected a favorable comparison to the year-ago period, when the Company recorded restructuring and asset impairment charges related to the Glad product supply chain. Other factors impacting earnings included the benefits of cost savings and price increases, partially offset by unfavorable costs for raw materials and transition costs related to the Kingsford charcoal improvement.
International
Net sales increased 6% and 13%, and volume increased 1% and 7% for the current periods, respectively, as compared to prior periods. The segment delivered increased shipments across Latin America behind new products and home-care category growth, substantially offset in the current quarter by lower volume in Australia from the discontinuation of a low-margin product line, along with decreased shipments to nonstrategic export customers. Sales growth outpaced volume growth primarily due to the benefits of price increases in Latin America and favorable product mix in Latin America and Australia.
Earnings from continuing operations before income taxes during the current quarter decreased 15% as compared to the prior year period. This decrease primarily reflects equity earnings from an investment transferred to Henkel as part of the share exchange in the prior period. Also attributable to the decrease were higher raw-material costs and increased marketing investment in Latin America to support new products, partially offset by the benefits of price increases and cost savings.
Earnings from continuing operations before income taxes for the year-to-date period increased 1% as compared to the prior year period. The increase primarily reflects the benefits of price increases and cost savings, substantially offset by an investment transferred to Henkel as part of the share exchange in the prior year period, higher raw-material costs and increased marketing investment in Latin America to support new products.
Corporate
Losses from continuing operations before income taxes attributable to the Corporate segment increased by 71% and 54% for the current periods, respectively, as compared to prior periods. The increased costs were primarily due to the $20 gain recognized on the exchange of the equity investment in Henkel Iberica in the prior year periods, higher interest costs associated with the offering of $1,650 in senior notes in connection with the Henkel share exchange, additional share-based compensation costs upon the adoption of SFAS No. 123-R in the current periods, a cumulative accrual for performance unit grants scheduled to vest in September 2006, and an increase in accruals for incentive compensation.

Operating Activities
The Company’s financial condition and liquidity remain strong as of December 31, 2005. Net cash provided by operations was $83 for the six months ended December 31, 2005, compared with $405 in the comparable year-ago period. The decrease in operating cash flows was primarily due to lower earnings before certain non-cash charges and higher working capital resulting from a $151 income tax settlement payment, higher interest payments and increased receivables compared to December 31, 2004, due primarily to an increase in sales in the current quarter. Also contributing to the decline was lower levels of cash provided by discontinued operations from the businesses exchanged with Henkel.
Working Capital
The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, increased from June 30, 2005 to December 31, 2005, principally due to decreases in accrued liabilities and accounts payable, and increases in inventories, partially offset by increases in short-term borrowings and decreases in receivables, net.
The decrease in accrued liabilities and accounts payable resulted primarily from the $151 tax settlement payment, and lower payables due to the timing of payments. The $36 increase in inventories was driven primarily by a build in the charcoal category’s inventory to support seasonal sales.
The $163 increase in short-term borrowings was due primarily to additional commercial paper borrowing, net of maturities, to finance the tax settlement payment of $151 and share repurchases of $135. The $34 decrease in receivables was driven primarily by the seasonality of sales and collections in the charcoal and food categories.
Share Exchange Agreement
On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel KGaA’s (“Henkel”) interest in Clorox common stock (“Share Exchange Agreement”). Prior to the completion of the exchange, Henkel owned approximately 61.4 million shares, or about 29%, of the Company’s outstanding common stock. The subsidiary transferred to Henkel contained Clorox’s insecticides and Soft Scrub® cleanser businesses, its 20% interest in the Henkel Iberica, S.A. joint venture (“Henkel Iberica”), and $2,095 in cash. As a result of the exchange the Company recognized a total gain of $570 and reversed a total of $8 of deferred income taxes during the three months ended December 31, 2004. Of the total gain recognized, $550 related to the exchanged operating businesses and was included in discontinued operations and $20 related to Henkel Iberica and was included in continuing operations.
Investing Activities
Capital expenditures were $83 during the six months ended December 31, 2005 compared to $58 in the comparable prior year period. Capital spending as a percentage of net sales was 3.8% during the six months ended December 31, 2005, compared to 2.8% during the six months ended December 31, 2004. Higher capital expenditures in the current period were driven in part by additional investment related to charcoal manufacturing.

Financing Activities
During the six months ended December 31, 2005 and 2004, cash flows from continuing operations and short-term borrowings exceeded cash requirements to fund capital expenditures, dividends and scheduled debt service.
Credit Arrangements
As of December 31, 2005, the Company had a $1,300 domestic credit agreement, $165 of which expires in 2009 with the remainder expiring in 2010. There were no borrowings under this credit agreement, which is available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $43 of foreign working capital credit lines and other facilities at December 31, 2005, of which $15 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of December 31, 2005. The Company does not anticipate any problems in securing future credit agreements.
Share Repurchases
The Company has two share repurchase programs, consisting of an open-market program, which has a remaining authorization of $768, and a program to offset the impact of share dilution related to the share-based awards (“evergreen program”).
During the six months ended December 31, 2005, the Company acquired 2.4 million shares of its common stock at a total cost of $135 under the evergreen program. In fiscal year 2006, the Company plans to repurchase shares under this program to offset the impact of share dilution from the expected number of annual stock option exercises and performance units vesting. The amount of repurchases in any given quarter is influenced by the Company’s view of the market and the Company’s share price. There were no share repurchases under the open market program during the six months ended December 31, 2005.
During the six months ended December 31, 2004, the Company acquired approximately 61.4 million shares of its common stock from Henkel at a total cost of $2,843, including the value of the exchanged operating businesses and the equity interest transferred to Henkel. There were no repurchases under either the evergreen or the open-market program during the six months ended December 31, 2004.
Share-Based Compensation Plans
Effective July 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123-R, Share-Based Payment. Prior to July 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123-R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first half of fiscal year 2006 include: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and 2) quarterly amortization related to all stock option awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

The compensation expense and related income tax benefit recognized in the income statement in the six months ended December 31, 2005, for stock options, performance units and restricted stock awards were $25 and $9, respectively, which include the $15 and $5, respectively, impact from the adoption of SFAS No. 123-R. As of December 31, 2005, there was $61 of total unrecognized compensation cost related to nonvested options and restricted stock awards, which is expected to be recognized over a weighted-average vesting period of 3 years.
The Company continues to estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Previously, under SFAS No. 123, the Company did not utilize separate employee groupings in the determination of option values. The Company now estimates option forfeitures based on historical data for each employee grouping, and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. During the six months ended December 31, 2005, no adjustment was necessary.
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
During the six months ended December 31, 2005, the Company granted 0.5 million performance units, which had a weighted-average fair value on the grant date of $57 per share. The number of shares issued is dependent upon vesting and the achievement of specified performance targets. As of December 31, 2005, there was $21 of total unrecognized compensation cost related to nonvested performance unit grants issued after the adoption of SFAS 123-R, which is expected to be recognized over a remaining weighted-average performance period of 3 years. The Company recognized $4 of compensation expense in the six months ended December 31, 2005, related to the performance units granted during the period.
Prior to the adoption of SFAS No. 123-R, the Company’s issued performance unit grants to certain senior management that provided for the issuance of common stock if the Company’s stock performance meets specified performance goals based on comparisons with the performance of a selected peer group of companies. In fiscal year 2005, the Company began accruing a liability for the performance unit grants which vested in September 2005. In addition, in fiscal year 2006, the Company began accruing for performance unit grants which are scheduled to vest in September 2006 after it was determined that it was likely that certain performance goals would be met. In the three and six months ended December 31, 2005, the Company recognized $5 and $6, respectively, of additional expense related to grants made prior to the adoption of SFAS 123-R. Performance units granted prior to the adoption of SFAS No. 123-R also includes a grant that is scheduled to vest in September 2007. The Company has not yet recorded a liability related to these units because the vesting dates extend too far into the future to reasonably estimate whether the performance goals will be achieved. As of December 31, 2005, there were 0.3 million performance units outstanding related to performance units granted prior to the adoption of SFAS No. 123-R, of which 0.1 million have vested. The total fair value of shares vested in the first half of fiscal year 2006 was $6.

In November 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan permits the Company to grant various non-qualified stock-based compensation awards, including stock options, performance units and restricted stock. As a result of the adoption of the 2005 Plan, no further awards will be granted from any prior plans, including the 1996 Stock Incentive Plan and the 1993 Directors’ Stock Option Plan.
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
The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2005.
Environmental Contingencies
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $30 and $33 at December 31, 2005, and June 30, 2005, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2005 and June 30, 2005. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

Cautionary Statement
Except for historical information, matters discussed above and in the financial statements and footnotes and other parts of this report, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, pension liabilities, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel and chlor-alkali; increases in energy costs; consumer and customer reaction to price increases; the Company’s actual cost performance; any future supply constraints which may affect key commodities; risks inherent in sole-supplier relationships; risks arising out of natural disasters; risks inherent in litigation and international operations; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture with The Procter & Gamble Company (“P&G”) regarding the Company’s Glad plastic bags, wraps and containers business; the success of new products; the integration of acquisitions and mergers; the divestiture of non-strategic businesses; the implementation of the Company’s strategy; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property and environmental matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel KGaA (“Henkel”), including the sustainability of cash flows and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, P&G’s increased equity in the joint venture, interest cost increases greater than management expects, or otherwise, could adversely affect the Company’s earnings.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Although the Company is taking a number of measures, including price increases, to respond to the economic conditions that have led to increased raw material and energy costs, there have not been any material changes to the Company’s market risk during the three and six months ended December 31, 2005. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
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

PART II — OTHER INFORMATION (Unaudited)
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2006.

	[a]	[b]	[c]	[d]
	Total Number of		Total Number of	Maximum Number (or
	Shares (or Units)		Shares (or Units)	Approximate Dollar
	Purchased or		Purchased as Part of	Value) that May Yet
	Otherwise	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Acquired (1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)

October 1 to 31, 2005	3,168	$54.73	—	$767,723,099
November 1 to 30, 2005	836,149	$54.06	834,200	$767,723,099
December 1 to 31, 2005	135	$57.35	—	$767,723,099

(1)	Of the 3,168 shares purchased in October 2005, 2,774 relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The remaining 394 shares purchased were surrenders to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options. The shares purchased in November 2005 include 834,200 shares of common stock acquired pursuant to the share repurchase program to offset the potential impact of stock option dilution and 1,949 shares of common stock surrendered to the Company to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The shares purchased in December 2005 relate entirely to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees.

(2)	The board of directors approved a $500,000,000 share repurchase program on August 7, 2001, all of which has been utilized; a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, all of which remains available for repurchases. On September 1, 1999, the Company also announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s 2005 Annual Meeting of Stockholders held on November 16, 2005, the following actions were taken:
The following Directors were elected to hold office until the next annual election of directors

	FOR	WITHHOLD
Daniel Boggan, Jr.	122,619,917	5,175,603
Tully M. Friedman	120,310,640	7,484,880
Gerald E. Johnston	122,242,525	5,552,995
Robert W. Matschullat	125,458,458	2,337,063
Gary G. Michael	122,409,285	5,386,235
Jan L. Murley	125,446,036	2,349,484
Lary R. Scott	118,027,789	9,767,731
Michael E. Shannon	120,365,669	7,429,851
Pamela Thomas-Graham	125,281,926	2,513,594
Carolyn M. Ticknor	125,110,301	2,685,219
Pursuant to the terms of the Notice of Annual Meeting and Proxy Statement, proxies received were voted, unless authority was withheld, in favor of the election of the nominees named.
A proposal by the Board of Directors to approve the 2005 Stock Incentive Plan was approved by the stockholders. The stockholders cast 89,322,397 votes in favor of this proposal and 14,652,793 votes against. There were 1,353,762 abstentions and 22,252,753 broker non-votes.
A proposal by the Board of Directors to approve the Executive Incentive Compensation Plan was approved by the stockholders. The stockholders cast 90,752,615 votes in favor of this proposal and 13,090,600 votes against. There were 1,485,735 abstentions and 22,252,754 broker non-votes.
A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year ending June 30, 2006, was approved by the stockholders. The stockholders cast 126,187,170 votes in favor of this proposal and 578,473 votes against. There were 1,029,876 abstentions.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

(10-1)	The Clorox Company 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 21, 2005, incorporated herein by reference).

(10-2)	The Clorox Company Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 21, 2005, incorporated herein by reference).

(10-3)	The Clorox Company Independent Directors Deferred Compensation Plan.

(10-4)	Amendment dated as of November 22, 2005 to the Credit Agreement dated as of December 7, 2004, among The Clorox Company, Citibank USA, Inc. and JPMorgan Chase, N.A., as Administrative Agents, and the other Agents and Banks parties thereto.

(31-1)	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31-2)	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY (Registrant)

DATE: February 3, 2006	BY	/s/ Thomas D. Johnson

Thomas D. Johnson
Vice-President — Controller

EXHIBIT INDEX
Exhibit No.

(10-1)	The Clorox Company 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 21, 2005, incorporated herein by reference).

(10-2)	The Clorox Company Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 21, 2005, incorporated herein by reference).

(10-3)	The Clorox Company Independent Directors Deferred Compensation Plan.

(10-4)	Amendment dated as of November 22, 2005 to the Credit Agreement dated as of December 7, 2004, among The Clorox Company, Citibank USA, Inc. and JPMorgan Chase, N.A., as Administrative Agents, and the other Agents and Banks parties thereto.

(31-1)	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31-2)	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.