Form 10-Q
period 2006-03-31
CLOROX CO /DE/
filed 2006-05-04
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
As of March 31, 2006, there were 150,864,538 shares outstanding of the registrant’s common stock (par value — $1.00), the registrant’s only outstanding class of stock.

THE CLOROX COMPANY

Page No.
PART I. Financial Information (Unaudited)

Item 1. Financial Statements

Condensed Consolidated Statements of Earnings Three Months and Nine Months Ended March 31, 2006 and 2005	3

Condensed Consolidated Balance Sheets March 31, 2006, and June 30, 2005	4

Condensed Consolidated Statements of Cash Flows Nine Months Ended March 31, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	25

PART II. Other Information (Unaudited)

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	27
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Net sales	$1,157	$1,086	$3,325	$3,134
Cost of products sold	677	632	1,943	1,792

Gross profit	480	454	1,382	1,342

Selling and administrative expenses	140	139	445	403
Advertising costs	112	106	324	303
Research and development costs	25	22	73	64
Restructuring and asset impairment costs	—	5	1	37
Interest expense	33	27	95	52
Other (income) expense:
Equity earnings and gain on exchange of Henkel Iberica, S.A.	—	—	—	(25)
Other, net	2	18	2	10

Earnings from continuing operations before income taxes	168	137	442	498
Income taxes on continuing operations	58	21	141	139
Reversal of deferred taxes from equity investment in Henkel Iberica, S.A.	—	—	—	(2)

Earnings from continuing operations	110	116	301	361

Discontinued operations:
Gain on exchange	—	—	—	550
Earnings from exchanged businesses	—	3	1	36
Reversal of deferred taxes from exchanged businesses	—	—	—	6
Income tax expense on discontinued operations	—	(1)	—	(13)

Earnings from discontinued operations	—	2	1	579

Net earnings	$110	$118	$302	$940

Earnings per common share:
Basic
Continuing operations	$0.73	$0.76	$2.00	$1.96
Discontinued operations	—	0.01	0.01	3.13

Basic net earnings per common share	$0.73	$0.77	$2.01	$5.09

Diluted
Continuing operations	$0.72	$0.75	$1.97	$1.93
Discontinued operations	—	0.01	0.01	3.09

Diluted net earnings per common share	$0.72	$0.76	$1.98	$5.02

Weighted average common shares outstanding (in thousands)
Basic	150,364	153,502	150,426	184,572
Diluted	152,905	156,104	152,771	187,170

Dividends declared per common share	$0.29	$0.28	$0.86	$0.83
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions)

	3/31/2006	6/30/2005
Assets
Current assets
Cash and cash equivalents	$289	$293
Receivables, net	386	411
Inventories	377	323
Other current assets	67	63

Total current assets	1,119	1,090

Property, plant and equipment, net	992	999

Goodwill, net	743	743

Trademarks and other intangible assets, net	608	599

Other assets, net	160	186

Total assets	$3,622	$3,617

Liabilities and Stockholders’ Deficit
Current liabilities
Notes and loans payable	$466	$359
Current maturities of long-term debt	153	2
Accounts payable	285	347
Accrued liabilities	437	614
Income taxes payable	36	26

Total current liabilities	1,377	1,348

Long-term debt	1,967	2,122

Other liabilities	638	618

Deferred income taxes	67	82

Total liabilities	4,049	4,170

Stockholders’ deficit
Common stock	250	250
Additional paid-in capital	359	328
Retained earnings	3,843	3,684
Treasury shares, at cost: 98,962,396 and 98,143,620 shares at March 31, 2006, and June 30, 2005, respectively	(4,542)	(4,463)
Accumulated other comprehensive net losses	(337)	(336)
Unearned compensation	—	(16)

Stockholders’ deficit	(427)	(553)

Total liabilities and stockholders’ deficit	$3,622	$3,617

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended
	3/31/2006	3/31/2005
Operating Activities:
Net earnings	$302	$940
Deduct: Earnings from discontinued operations	1	579

Earnings from continuing operations	301	361
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	138	137
Share-based compensation	34	10
Deferred income taxes	(10)	(32)
Restructuring and asset impairment activities	—	37
Gain on exchange of Henkel Iberica, S.A.	—	(20)
Other	30	47
Changes in:
Receivables, net	20	38
Inventories	(59)	(69)
Other current assets	(1)	(3)
Accounts payable and accrued liabilities	(120)	3
Income taxes payable	31	—
Income tax settlement payment	(151)	(87)

Net cash provided by continuing operations	213	422
Net cash provided by discontinued operations	8	41

Net cash provided by operations	221	463

Investing Activities:
Capital expenditures	(122)	(89)
Proceeds from life insurance investment	41	—
Low income housing contributions	(6)	(9)
Other	(15)	4

Net cash used for investing activities	(102)	(94)

Financing Activities:
Notes and loans payable, net	106	117
Long-term debt borrowings	—	1,635
Long-term debt repayments	(29)	—
Proceeds from option exercise pursuant to Venture agreement	—	133
Treasury stock acquired from related party, Henkel KGaA	—	(2,119)
Treasury stock purchased from non-affiliates	(135)	—
Cash dividends paid	(129)	(158)
Issuance of common stock for employee stock plans and other	64	82

Net cash used for financing activities	(123)	(310)

Effect of exchange rate changes on cash and cash equivalents	—	2

Net (decrease) increase in cash and cash equivalents	(4)	61
Cash and cash equivalents:
Beginning of period	293	232

End of period	$289	$293

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)
NOTE 1. INTERIM FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2006 and 2005, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the “Company”) for the periods presented. Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. The results for the interim period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006, or for any future period.
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
New Accounting Standards
Share-Based Payment
Effective July 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to July 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123-R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the nine months ended March 31, 2006, includes: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and 2) amortization related to all stock option awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.
The adoption of SFAS No. 123-R also resulted in certain changes to the Company’s accounting for its restricted stock awards and performance unit programs, which are discussed in Note 9 in more detail.

NOTE 1. INTERIM FINANCIAL STATEMENT (Continued)
     As a result of the adoption of SFAS No. 123-R, the Company’s financial results were lower than under the Company’s previous accounting method for share-based compensation, by the following amounts:

	Three Months	Nine Months
	Ended	Ended
	3/31/2006	3/31/2006
Earnings from continuing operations before income taxes	$8	$23
Earnings from continuing operations	5	16
Net earnings	5	16
Basic and diluted net earnings per common share	$0.03	$0.10
Prior to the adoption of SFAS No. 123-R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123-R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (“excess tax benefits”) be classified as financing cash flows. However, cash flows relating to employees directly involved in the manufacturing and/or distribution processes are classified as operating cash flows. For the three and nine months ended March 31, 2006, $6 and $15 of excess tax benefits were generated from option exercises, respectively, and were recognized as financing cash flows.
For stock options granted prior to the adoption of SFAS No. 123-R, if compensation expense for the Company’s various stock option plans had been determined based upon estimated fair values at the grant dates in accordance with SFAS No. 123, the Company’s pro forma net earnings, and basic and diluted earnings per common share, would have been as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	3/31/2005	3/31/2005
Net earnings:
As reported	$118	$940
Fair value-based expense, net of tax	(5)	(14)

Pro forma	$113	$926

Net earnings per common share:
Basic
As reported	$0.77	$5.09
Pro forma	$0.74	$5.02
Diluted
As reported	$0.76	$5.02
Pro forma	$0.73	$4.95
Other New Accounting Standards
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expenses, freight, handling costs and spoilage costs be recognized as current-period charges, and that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Effective July 1, 2005, the Company adopted SFAS No. 151, which did not have a material effect on the Company’s condensed consolidated financial statements.

NOTE 2. DISCONTINUED OPERATIONS
On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel KGaA’s (“Henkel”) interest in Clorox common stock (“Share Exchange Agreement”). Prior to the completion of the exchange, Henkel owned approximately 61.4 million shares, or about 29%, of the Company’s outstanding common stock. The subsidiary transferred to Henkel contained Clorox’s insecticides and Soft Scrub® cleanser businesses, its 20% interest in the Henkel Iberica, S.A. joint venture (“Henkel Iberica”), and $2,095 in cash. Upon closing, the Company recognized a total gain of $570 and reversed a total of $8 of deferred income taxes. Of the total gain recognized, $550 related to the exchanged operating businesses and was included in discontinued operations, and $20 related to Henkel Iberica and was included in continuing operations. The net sales from the discontinued businesses were zero and $13 for the three months ended March 31, 2006 and 2005, respectively, and were $16 and $76 for the nine months ended March 31, 2006 and 2005, respectively.
NOTE 3. FINANCIAL INSTRUMENTS
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
At March 31, 2006, and June 30, 2005, the Company’s derivative financial instruments are recorded at fair value in the Condensed Consolidated Balance Sheets as assets (liabilities) as follows:

	3/31/2006	6/30/2005
Current assets:
Commodity purchase contracts	$9	$7

Other assets:
Commodity purchase contracts	—	5

Current liabilities:
Commodity purchase contracts	(2)	—
The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below:

	3/31/2006		6/30/2005
	Notional	Fair Value	Notional	Fair Value
Foreign exchange	$26	—	$32	—
Commodity purchase	88	$7	73	$12
Exposure to counterparty credit risk is considered low because these agreements have been entered into with major institutions with strong credit ratings that are expected to fully perform under the terms of the agreements.

NOTE 4. INVENTORIES
Inventories consisted of the following at:

	3/31/2006	6/30/2005
Finished goods	$309	$256
Raw materials and packaging	82	76
Work in process	6	6
LIFO allowances	(15)	(9)
Allowance for obsolescence	(5)	(6)

Total	$377	$323

NOTE 5. OTHER ASSETS
Other assets consisted of the following at:

	3/31/2006	6/30/2005
Investment in insurance contracts	$38	$49
Equity investments	46	47
Investment in low-income housing partnerships	27	33
Nonqualified retirement plan assets	17	18
Other	32	39

Total	$160	$186

In the nine months ended March 31, 2006, the Company received $41 of proceeds from the termination of one of its investments in insurance contracts. The Company used a portion of these proceeds to repay related long-term debt borrowings of $29, which were previously netted against the investment.
NOTE 6. OTHER LIABILITIES
Other liabilities consisted of the following at:

	3/31/2006	6/30/2005
Venture agreement net terminal obligation	$260	$258
Qualified and nonqualified pension plans	133	119
Retirement healthcare benefits	86	88
Deferred compensation plans	64	61
Environmental remediation	28	33
Long-term disability post-employment obligation	22	21
Other	45	38

Total	$638	$618

NOTE 7. NET EARNINGS PER COMMON SHARE
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

	Weighted Average Number of
	Common Shares Outstanding
	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Basic	150,364	153,502	150,426	184,572
Stock options, restricted stock and performance units	2,541	2,602	2,345	2,598

Diluted	152,905	156,104	152,771	187,170

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Stock options	355	363	446	434
NOTE 8. COMPREHENSIVE INCOME
Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings but included as a separate component of stockholders’ deficit. Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Net earnings	$110	$118	$302	$940
Other comprehensive (losses) gains, net of tax:
Foreign currency translation adjustments	(6)	(6)	1	63
Net derivative adjustments	—	7	(2)	5

Total comprehensive income	$104	$119	$301	$1,008

NOTE 9. SHARE-BASED COMPENSATION PLANS
In November 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan permits the Company to grant various nonqualified, share-based compensation awards, including stock options, restricted stock, performance units, deferred stock units, restricted stock units, stock appreciation rights, performance shares and other stock-based awards. As a result of the adoption of the 2005 Plan, no further awards have been or will be granted from any prior plans, including the 1996 Stock Incentive Plan and the 1993 Directors’ Stock Option Plan. The Company is authorized to grant up to 7 million common shares under the 2005 Plan, of which 5 million common shares were previously available under prior plans.
The compensation cost and related income tax benefit recognized in the Company’s consolidated financial statements for stock options, performance units and restricted stock awards were classified as follows:

	Three Months Ended	Nine Months Ended
	3/31/2006	3/31/2006
Selling and administrative expenses	$9	$30
Cost of products sold	1	4
Capitalized in inventory	—	1

Total compensation cost	$10	$35

Related income tax benefit	$4	$11

Cash received from stock options exercised under all share-based payment arrangements for the three and nine months ended March 31, 2006, was $25 and $47, respectively. The Company issues shares for stock options, restricted stock awards and performance units from treasury stock. The Company repurchases shares under its program to offset the estimated impact of share dilution related to share-based awards. In the three and nine months ended March 31, 2006, the Company repurchased zero and 2.4 million shares at a total cost of zero and $135, respectively.
Details regarding the valuation and accounting for stock options, restricted stock awards, performance units and deferred stock units follow.
Stock Options
The fair value of each stock option award granted after the adoption of SFAS No. 123-R is estimated on the date of grant using the Black-Scholes valuation model and assumptions noted in the following table.

	Three Months Ended	Nine Months Ended
	3/31/2006	3/31/2006
Expected life	5 years	5 years
Expected volatility	25.2% to 25.3%	25.2% to 27.9%
Risk-free interest rate	4.3% to 4.5%	3.7% to 4.5%
Dividend yield	1.9% to 2.0%	1.9% to 2.1%
The expected life of the stock options is based on observed historical exercise patterns. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Previously, under SFAS No. 123, the Company did not utilize separate employee groupings in the determination of option values. The Company now estimates stock option forfeitures based on historical data for each employee grouping, and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. The expected volatility is based on implied volatility from publicly traded options on the Company’s stock at the date of grant, historical implied volatility of the Company’s publicly traded options and other factors. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

NOTE 9. SHARE-BASED COMPENSATION PLANS (Continued)
The status of the Company’s stock option plans at March 31, 2006, is summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
	(in thousands)
Outstanding at June 30, 2005	11,691	$42
Granted	1,139	57
Exercised	(1,518)	31
Forfeited or expired	(373)	51

Outstanding at March 31, 2006	10,939	45	6 years	$165

Vested and exercisable at March 31, 2006	7,162	40	5 years	142

The weighted-average fair value of each option granted during the three and nine months ended March 31, 2006, estimated as of the grant date using the Black-Scholes valuation model, was $15 per share. The total intrinsic value of options exercised during the three and nine months ended March 31, 2006, was $20 and $41, respectively.
Stock option awards outstanding as of March 31, 2006, have been granted at prices which are either equal to or above the market value of the stock on the date of grant, generally vest over four years and expire no later than ten years after the grant date. Effective July 1, 2005, the Company generally recognizes compensation expense ratably over the vesting period. As of March 31, 2006, there was $40 of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted-average vesting period of three years.
Restricted Stock Awards
In accordance with SFAS No. 123-R, the fair value of restricted stock awards is estimated on the date of grant based on the market price of the stock and is amortized to compensation expense on a straight-line basis over the related vesting periods, which are generally three to four years. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2006, there was $15 of total unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average vesting period of three years. The unrecognized compensation cost related to nonvested restricted stock awards was recorded as unearned compensation in stockholders’ deficit at June 30, 2005. As part of the adoption of SFAS No. 123-R, the unrecognized compensation cost related to nonvested restricted stock awards granted prior to July 1, 2005, was included as a component of additional paid-in capital. The total fair value of the shares that vested in the three and nine months ended March 31, 2006, was zero and $4, respectively.

NOTE 9. SHARE-BASED COMPENSATION PLANS (Continued)
A summary of the status of the Company’s restricted stock awards as of March 31, 2006, is presented below:

		Weighted-Average
	Number of	Grant-Date Fair Value
	Shares	Per Share
	(in thousands)
Restricted stock awards at June 30, 2005	589	$45
Granted	77	57
Vested	(107)	41
Forfeited	(24)	48

Restricted stock awards at March 31, 2006	535	48

Performance Units
The Company’s performance unit grants subsequent to the adoption of SFAS No. 123-R provide for the issuance of common stock to certain managerial staff and senior management if the Company achieves specified performance targets. The performance unit grants generally vest after three years. The fair value of each grant issued after the adoption of SFAS No. 123-R is estimated on the date of grant based on the market price of the stock. The total amount of compensation expense recognized reflects estimated forfeiture rates, and the initial assumption that performance goals will be achieved. Compensation expense is adjusted quarterly based on the anticipated number of units to vest. If such goals are not met, any previously recognized compensation expense is reversed.
During the three and nine months ended March 31, 2006, the Company granted zero and 504,350 performance units, which had a weighted-average fair value on the grant date of $57 per share. The number of shares issued will be dependent upon vesting and the achievement of specified performance targets. As of March 31, 2006, there was $19 of total unrecognized compensation cost related to nonvested performance unit grants issued after the adoption of SFAS 123-R, which is expected to be recognized over a remaining weighted-average performance period of two years. The Company recognized $2 and $6 of compensation expense in the three and nine months ended March 31, 2006, respectively, related to the performance units granted during the period.
Prior to the adoption of SFAS No. 123-R, the Company granted performance units to certain members of management that provided for the issuance of common stock if the Company’s total shareholder return met specified performance goals based on comparisons with the performance of a selected peer group of companies. In fiscal year 2005, the Company began accruing a liability for the performance unit grants, which vested in September 2005. In addition, in fiscal year 2006, the Company began accruing for performance unit grants, which are scheduled to vest in September 2006, after determining it was likely that certain performance goals would be met. In the three and nine months ended March 31, 2006, the Company recognized zero and $6, respectively, of additional expense related to grants made prior to the adoption of SFAS 123-R.

NOTE 9. SHARE-BASED COMPENSATION PLANS (Continued)
Performance units granted prior to the adoption of SFAS No. 123-R also include a grant that is scheduled to vest in September 2007. The Company has not yet recorded a liability relating to this program because the vesting date extends too far into the future to reasonably estimate whether the performance goals will be achieved.
As of March 31, 2006, there were 315,595 performance units outstanding that were granted prior to the adoption of SFAS No. 123-R, of which 60,855 have vested. The total fair value of shares that vested in the three and nine months ended March 31, 2006, was zero and $6, respectively.
Deferred Stock Units
Nonemployee directors receive annual grants of deferred stock units under the Company’s director compensation program and can elect to receive all or a portion of their annual retainers and fees in the form of deferred stock units. The deferred stock units vest immediately and are recognized at their fair value on the date of grant in accordance with SFAS 123-R. Each deferred stock unit represents the right to receive one share of Clorox common stock following the termination of a director’s service. During the three and nine months ended March 31, 2006, the Company granted 16,335 and 20,378 deferred stock units, including dividends reinvested of 437 and 1,243, respectively, which had a weighted-average fair value on the grant date of $56.48 and $56.36 per share, respectively. As of March 31, 2006, 94,652 units were outstanding.
NOTE 10. RETIREMENT INCOME AND HEALTHCARE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s Retirement Income and Retirement Healthcare plans:

	Retirement Income Plans
	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Components of net periodic benefit cost (income):
Service cost	$4	$2	$10	$8
Interest cost	6	7	19	20
Expected return on plan assets	(7)	(7)	(20)	(21)
Amortization of unrecognized items	4	2	12	6

Total net periodic benefit cost	$7	$4	$21	$13

	Retirement Healthcare Plans
	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Components of net periodic benefit cost:
Service cost	—	—	$1	$1
Interest cost	$1	$2	3	4
Amortization of unrecognized items	—	(1)	—	(1)

Total net periodic benefit cost	$1	$1	$4	$4

NOTE 11. GUARANTEES
In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $299, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal, and other matters and have terms with varying expiration dates.
In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters. The Company made certain representations of fact as of the closing date of the exchange transaction and certain representations and warranties regarding future performance designed to preserve the tax-free status of the exchange transaction. In general, the Company agreed to be responsible for Henkel’s taxes on the transaction if the Company’s actions result in a breach of the representations and warranties in a manner that causes the share-exchange to fail to qualify for tax-free treatment. Henkel has agreed to similar obligations. The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification as the agreement does not specify a maximum amount, and the Company does not have the information that would be required to calculate this exposure. The Company does note, however, that the potential tax exposure, if any, could be very significant as the Company believes Henkel’s tax basis in the shares exchanged is low, and the value of the subsidiary stock transferred to Henkel in the exchange transaction was approximately $2,800. Although the agreement does not specify an indemnification term, any exposure under the agreement would be limited to taxes assessed prior to the expiration of the statute of limitations period for assessing taxes on the share exchange transaction. Based on the nature of the representations and warranties as well as other factors, the Company has not accrued any liability under this indemnity.
The Company is a party to a $22 letter of credit issued to one of its insurance carriers.
The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2006.
NOTE 12. ENVIRONMENTAL CONTINGENCIES
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $28 and $33 at March 31, 2006, and June 30, 2005, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2006, and June 30, 2005. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

NOTE 13. SETTLEMENT OF INCOME TAX CONTINGENCY
In the third quarter of fiscal year 2005, the Company paid $87 of federal and state taxes and interest (excluding $4 of federal tax benefits) related to an agreement reached with the Internal Revenue Service resolving certain tax issues originally arising in the period from 1997 through 2000. In the first quarter of fiscal year 2006, the Company paid $151 of federal and state taxes and interest (excluding $13 of federal tax benefits), related to this agreement. During the third quarter of fiscal year 2005, the Company released approximately $23 in excess tax accruals related to this matter, thereby reducing the fiscal year 2005 third-quarter income tax expense on continuing operations.
NOTE 14. SEGMENT RESULTS
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
Specialty Group: Includes the plastic bags, wraps and containers businesses marketed in the United States; charcoal; cat litter; and food products.
International: Includes U.S. exports and operations outside the United States and Canada.
Corporate includes certain nonallocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other nonoperating income and expense.
The table below represents operating segment information.

	Net Sales
	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Household Group — North America	$531	$510	$1,550	$1,483
Specialty Group	466	426	1,296	1,219
International	160	150	479	432

Total Company	$1,157	$1,086	$3,325	$3,134

	Earnings (Losses) from Continuing Operations
	Before Income Taxes
	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Household Group — North America	$162	$161	$493	$482
Specialty Group	110	96	281	261
International	33	27	101	94
Corporate(1)	(137)	(147)	(433)	(339)

Total Company	$168	$137	$442	$498

(1)	The increased Corporate costs in the nine months ended March 31, 2006, were primarily due to a $20 gain recognized on the exchange of the equity investment in Henkel Iberica during the three months ended December 31, 2004, higher interest costs associated with the offering of $1,650 in senior notes in connection with the Henkel Share Exchange and additional share-based compensation of $23 upon the adoption of SFAS No. 123-R.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 25% and 26% of consolidated net sales for the three months ended March 31, 2006 and 2005, respectively and 26% and 27% of consolidated net sales for the nine months ended March 31, 2006 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in millions, except share and per-share amounts)
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on August 31, 2005, and the unaudited condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-Q. Certain reclassifications were made in the prior periods’ results to conform to the current periods’ presentation.
Comparison of the Results of Operations for the Three and Nine Months Ended March 31, 2006,
With the Three and Nine Months Ended March 31, 2005
Management’s discussion and analysis of the results of operations, unless otherwise noted, compares the three and nine months ended March 31, 2006 (the “current periods”), to the three and nine months ended March 31, 2005 (the “prior periods”), using percentages calculated on a rounded basis, except as noted. In certain instances, parenthetical references are made to relevant sections of the Notes to Condensed Consolidated Financial Statements to direct the reader to additional information.

	Three Months Ended					Nine Months Ended
	3/31/2006			3/31/2005		3/31/2006			3/31/2005
			% of Net		% of Net			% of Net		% of Net
	Total	% Change	Sales	Total	Sales	Total	% Change	Sales	Total	Sales
Diluted net earnings per common share from continuing operations	$0.72	-4%		$0.75		$1.97	2%		$1.93

Net sales	1,157	7%	100.0%	1,086	100.0%	3,325	6%	100.0%	3,134	100.0%
Gross profit	480	6%	41.5%	454	41.8%	1,382	3%	41.6%	1,342	42.8%
Selling and administrative expenses	140	1%	12.1%	139	12.8%	445	10%	13.4%	403	12.9%
Advertising costs	112	6%	9.7%	106	9.8%	324	7%	9.7%	303	9.7%
Research and development costs	25	14%	2.2%	22	2.0%	73	14%	2.2%	64	2.0%
Diluted net earnings per common share from continuing operations decreased by $0.03 for the current quarter, as compared to the year-ago quarter. Higher net sales in the current quarter were offset by increases in raw-material and logistics costs and a higher effective tax rate, as well as the factors discussed below.
Diluted net earnings per common share from continuing operations increased by $0.04 for the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005 (the “year-ago period”). This increase was driven by the lower level of shares outstanding during the nine months ended March 31, 2006 (the “current period”), resulting from the share exchange of 61.4 million shares previously held by Henkel KGaA (“Henkel”), and higher net sales. Partially offsetting this impact was higher raw-material and logistics costs, higher interest expense and additional share-based compensation expense in the nine months ended March 31, 2006, as well as a gain and associated equity earnings and tax effects of $27 recognized on the exchange of Henkel Iberica, S.A. joint venture (“Henkel Iberica”) during the nine months ended March 31, 2005.
Net sales increased by 7% and 6% in the current periods, respectively, compared to the prior periods. Volume was flat for the current quarter and increased by 1% for the year-ago period. Increased shipments of home-care products, products in Latin America, cat litter, and institutional products, were largely offset by declines in auto-care products, laundry products and Brita® water-filtration systems. Net sales growth outpaced volume growth in the current quarter primarily due to the benefit of price increases and trade-promotion spending efficiencies. Net sales growth outpaced volume growth in the nine months ended March 31, 2006, primarily due to the benefit of price increases, and decreased trade-promotion spending compared to the year-ago period and trade-promotion spending efficiencies in the current period.

Gross profit decreased by 30 basis points and 120 basis points as a percentage of net sales for the current periods, respectively, compared to the prior periods. This decline was primarily due to higher raw-material and logistics costs, partially offset by price increases and continuing cost savings in the current periods.
The Company is taking a number of measures to respond to the economic conditions that have led to increased raw-material and energy costs. In the third quarter of fiscal year 2006, the Company implemented price increases ranging from 5% to 15% on approximately 40% of its portfolio, including Glad® trash bags, Clorox® liquid bleach and Brita pitchers and filters. The Company is also continuing to pursue additional cost savings.
Selling and administrative expenses increased by 1% and 10% in the current periods, respectively, as compared to the prior periods, primarily due to the recognition of additional share-based compensation costs upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123-R, which resulted in incremental selling and administrative costs of $6 and $18 in the current periods, respectively. In addition, in the three months ended March 31, 2005, the Company recorded a cumulative accrual for its performance unit grants which vested in September 2005.
Advertising costs increased by 6% and 7% in the current periods, respectively, compared to the prior periods, primarily due to higher spending for new product launches and increased marketing investment.
Research and development costs increased by 14% in each of the current periods due to higher compensation expense, which reflected the adoption of SFAS No. 123-R and additional personnel.
Restructuring and asset impairment costs of $37 in the year-ago period related primarily to the supply chain restructuring initiative for the Glad plastic bags, wraps and containers business, which is part of the Specialty Group operating segment.
Interest expense increased by $6 and $43 in the current periods driven primarily by interest costs associated with the December 2004 offering of $1,650 in senior notes in connection with the Henkel share exchange as well as higher average interest rates.
Other (income) expense was $2 for each of the current periods, compared to $18 and ($15), respectively, for the prior periods. The three months ended March 31, 2005, included a $13 charge related to the Company’s investment in low-income housing partnerships and a $5 increase to the environmental reserve. In addition to these items, the nine months ended March 31, 2005, included a non-recurring $20 gain recognized on the exchange of the equity investment in Henkel Iberica, a favorable mark-to-market adjustment of $7 on one of the Company’s commodity derivative contracts and other smaller items.
The effective tax rate on continuing operations was 34.5% and 31.9% for the current periods, respectively, as compared to 15.2% and 27.5% for the prior periods, respectively, on an unrounded basis. The effective tax rate was lower in the year-ago quarter due principally to the release of tax accruals related to the tax settlement with the Internal Revenue Service. When comparing the current and prior year nine months ended, the lower rate primarily resulted from the release of excess tax accruals related to the tax settlement and the nontaxable gain on the exchange of the Company’s equity investment in Henkel Iberica.
Earnings from discontinued operations was $579 for the nine months ended March 31, 2005. The Company recognized a gain of $550 and earnings of $36 from the exchanged operating businesses during the year-ago period.

The table below represents operating segment information.

	Net Sales
	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Household Group — North America	$531	$510	$1,550	$1,483
Specialty Group	466	426	1,296	1,219
International	160	150	479	432

Total Company	$1,157	$1,086	$3,325	$3,134

	Earnings (Losses) from Continuing Operations
	Before Income Taxes
	Three Months Ended		Nine Months Ended
	3/31/2006	3/31/2005	3/31/2006	3/31/2005
Household Group — North America	$162	$161	$493	$482
Specialty Group	110	96	281	261
International	33	27	101	94
Corporate	(137)	(147)	(433)	(339)

Total Company	$168	$137	$442	$498

Household Group — North America
The Household Group — North America reported 4% net sales growth, 3% volume decline and 1% increase in earnings from continuing operations before income taxes in the current quarter as compared to the year-ago quarter. Increased shipments of home-care products including Pine-Sol® cleaner, Clorox disinfecting wipes and the new Clorox Anywhere Hard Surface™ sanitizing spray, were more than offset by decreased shipments of Armor All® and STP® auto-care products primarily due to an unfavorable comparison to the year-ago quarter, when the Company introduced Armor All gels, and the impact of poor weather conditions in early-season warm-climate markets. Also contributing to the volume decline were reduced shipments of Clorox liquid bleach and Brita water-filtration systems, primarily due to the impact of price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases and trade-promotion spending efficiencies. Earnings from continuing operations before income taxes reflected the benefit of higher net sales and cost savings, substantially offset by higher costs for raw-materials, warehousing and transportation, and increased marketing investment behind new products and the Company’s health and wellness platform.
Compared with the year-ago period, the segment reported 5% net sales growth, flat volume and 2% growth in earnings from continuing operations before income taxes during the nine months ended March 31, 2006. Strong shipments of home-care products, including Clorox disinfecting wipes and Pine-Sol cleaner were offset by lower shipments of Armor All auto-care products, Clorox Bleach Pen®, Clorox liquid bleach and Brita water-filtration systems. The variance between the net sales growth and volume growth was primarily the result of price increases, decreased trade-promotion spending compared to the year-ago period and trade-promotion spending efficiencies in the current period, and favorable Canadian exchange rates. Earnings from continuing operations before income taxes reflected a favorable comparison to the year-ago period primarily due to the benefits of cost savings and higher net sales, partially offset by unfavorable costs for raw-materials and increased marketing investment behind new products and the Company’s health and wellness platform.
Specialty Group
The Specialty Group reported 9% net sales growth, 2% volume growth and 15% growth in earnings from continuing operations before income taxes in the current quarter as compared to the year-ago quarter. The segment delivered increased shipments of Hidden Valley® salad dressing, Scoop Away® and Fresh Step® scoopable cat litter, Glad trash bags and Kingsford® charcoal, substantially offset by decreased shipments of Glad plastic wrap and food bags and K C Masterpiece® barbecue sauce. Net sales growth outpaced volume growth primarily due to the benefit of price increases, trade-promotion spending efficiencies and favorable product mix. Earnings from continuing operations before income taxes primarily reflected the benefit of higher net sales and cost savings in the recent quarter. These factors were partially offset by higher raw-material costs in the current quarter.

Compared to the year-ago period, the segment reported 6% net sales growth, flat volume and 8% growth in earnings from continuing operations before income taxes during the nine months ended March 31, 2006. Increased shipments of cat litter, Hidden Valley Ranch salad dressing and Glad trash bags, were offset by lower shipments of Glad plastic wrap and food bags and K C Masterpiece barbecue sauce. Net sales growth outpaced volume growth primarily due to price increases, and decreased trade-promotion spending due to higher new product spending in the year-ago period and trade-promotion spending efficiencies in the current period. Earnings from continuing operations before income taxes primarily reflected the benefit of higher net sales, cost savings, and a favorable comparison to the year-ago period, when the Company recorded restructuring and asset impairment charges related to the Glad product supply chain. These factors were partially offset by higher raw-material costs in the current year.
International
The International segment reported net sales growth of 7% and 11%, and volume growth of 4% and 6%, respectively, for the current periods, as compared to prior periods. Increased shipments of home-care products in Latin America were slightly offset by lower volume in Australia due to the discontinuation of a low-margin product line earlier in the year. Net sales growth outpaced volume growth primarily due to price increases.
Earnings from continuing operations before income taxes increased 22% and 7% in the current periods, respectively, as compared to prior year periods. This increase primarily reflects the benefit of higher net sales and cost savings.
Corporate
Losses from continuing operations before income taxes attributable to Corporate activities decreased by 7% for the current quarter, as compared to the year-ago quarter. The decrease was primarily due to a $13 charge related to the low-income housing partnerships and an increase to the environmental reserve in the year ago quarter, partially offset by current period factors, including an increase in accruals for incentive compensation, higher interest costs associated with the offering of $1,650 in senior notes and additional share-based compensation costs upon the adoption of SFAS No. 123-R.
Losses from continuing operations before income taxes attributable to Corporate activities increased by 28% for the nine months ended March 31, 2006, as compared to the year-ago period. The increased costs were primarily due to higher current period interest costs associated with the offering of $1,650 in senior notes, additional share-based compensation costs upon the adoption of SFAS No. 123-R, an increase in accruals for incentive compensation in the current period and an unfavorable comparison to the year-ago period when the Company recognized a non-recurring $20 gain on the exchange of the equity investment in Henkel Iberica.
Financial Condition, Liquidity and Capital Resources
Operating Activities
The Company’s financial condition and liquidity remain strong as of March 31, 2006. Net cash provided by operations was $221 for the nine months ended March 31, 2006, compared with $463 in the comparable year-ago period. The decrease in operating cash flows was primarily due to lower earnings, changes in payable and accrued liability balances primarily due to the timing of payments and the $151 income tax settlement as described in Note 13 (“Income Statement Settlement”).
Working Capital
The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, was consistent at March 31, 2006, as compared to June 30, 2005.
During the nine months ended March 31, 2006, working capital liabilities decreased primarily as a result of the $151 Income Tax Settlement payment and the overall timing of payments. The $54 increase in inventories was driven primarily by a build in charcoal inventory to support seasonal sales. These working capital increases were offset by the reclassification to current liabilities of $150 from long-term debt related to a senior unsecured note and debenture balance due in March 2007 and additional commercial paper borrowings, net of maturities, to finance the Income Tax Settlement payment and share repurchases. In addition, the $25 decrease in receivables was driven primarily by overall improved collection rates and seasonality of the sales and collections in the charcoal category.

Share Exchange Agreement
On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel’s interest in Clorox common stock (“Share Exchange Agreement”). Prior to the completion of the exchange, Henkel owned approximately 61.4 million shares, or about 29%, of the Company’s outstanding common stock. The subsidiary transferred to Henkel contained Clorox’s insecticides and Soft Scrub® cleanser businesses, its 20% interest in Henkel Iberica, and $2,095 in cash. As result of the exchange, the Company recognized a total gain of $570 and reversed a total of $8 of deferred income taxes. Of the total gain recognized, $550 related to the exchanged operating businesses and was included in discontinued operations and $20 related to Henkel Iberica and was included in continuing operations.
Investing Activities
Capital expenditures were $122 during the nine months ended March 31, 2006, compared to $89 in the comparable prior year period. Capital spending as a percentage of net sales was 3.7% during the nine months ended March 31, 2006, compared to 2.8% during the nine months ended March 31, 2005. Higher capital expenditures in the nine months ended March 31, 2006, were driven in part by additional investment related to charcoal manufacturing.
Financing Activities
During the nine months ended March 31, 2006 and 2005, cash flows from continuing operations and short-term borrowings exceeded cash requirements to fund capital expenditures, dividends and scheduled debt service.
Cash flows used for financing during the nine months ended March 31, 2005, included a $133 payment from The Procter & Gamble Company (“P&G”) to exercise an option to increase its interest from 10% to 20% in the venture related to the Company’s Glad plastic bags, wraps and containers business.
Credit Arrangements
As of March 31, 2006, the Company had a $1,300 domestic credit agreement, $165 of which expires in 2009 with the remainder expiring in 2010. There were no borrowings under this credit agreement, which is available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $42 of foreign working capital credit lines and other facilities at March 31, 2006, of which $23 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of March 31, 2006. The Company does not anticipate any problems in securing future credit agreements.
Share Repurchases
The Company has two share repurchase programs; an open market program, which has a remaining authorization of $768; and a program to offset the impact of share dilution related to share-based awards (“evergreen program”).
During the nine months ended March 31, 2006, the Company acquired 2.4 million shares of its common stock at a total cost of $135 under the evergreen program. During the nine months ended March 31, 2006, the Company repurchased shares under this program to offset the impact of share dilution from the anticipated number of annual stock option exercises and performance units vesting. The amount of repurchases in any given quarter is influenced by the Company’s view of the market and the Company’s share price. There were no share repurchases under the open market program during the nine months ended March 31, 2006.
During the nine months ended March 31, 2005, the Company acquired approximately 61.4 million shares of its common stock from Henkel at a total cost of $2,843, including the value of the exchanged operating businesses and the equity interest transferred to Henkel. There were no repurchases under either the evergreen or open-market program during the nine months ended March 31, 2005.

Share-Based Compensation Plans
Effective July 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123-R, Share-Based Payment. Prior to July 1, 2005, the Company accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123-R and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the nine months ended March 31, 2006 include: 1) amortization related to the remaining unvested portion of all stock option awards granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and 2) amortization related to all stock option awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.
The compensation expense and related income tax benefit recognized in the income statement in the nine months ended March 31, 2006, for stock options, performance units and restricted stock awards was $35 and $11, respectively, which includes the impact of $23 and $7, respectively, from the adoption of SFAS No. 123-R. As of March 31, 2006, there was $55 of total unrecognized compensation cost related to nonvested stock options and restricted stock awards, which is expected to be recognized over a weighted-average vesting period of three years.
The Company continues to estimate the fair value of each stock option award on the date of grant using the Black-Scholes valuation model. Groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Previously, under SFAS No. 123, the Company did not utilize separate employee groupings in the determination of stock option values. The Company now estimates stock option forfeitures based on historical data for each employee grouping, and adjusts the rate to expected forfeitures periodically. The adjustment of the forfeiture rate will result in a cumulative catch-up adjustment in the period the forfeiture estimate is changed. During the nine months ended March 31, 2006, adjustments totaled less than $1.
Detailed below is a discussion of the Company’s performance unit programs subsequent and prior to the adoption of SFAS 123-R.
The Company’s performance unit grants subsequent to the adoption of SFAS No. 123-R provide for the issuance of common stock to certain employee staff and senior management if the Company achieves specified performance targets. The performance unit grants generally vest after three years. The fair value of each grant issued after the adoption of SFAS No. 123-R is estimated on the date of grant based on the market price of the stock. The total amount of compensation expense recognized reflects estimated forfeiture rates, and the initial assumption that performance goals will be achieved. Compensation expense is adjusted quarterly based on the anticipated number of units to vest. If such goals are not met, any previously recognized compensation expense is reversed.
During the nine months ended March 31, 2006, the Company granted 0.5 million performance units, which had a weighted-average fair value on the grant date of $57 per share. The number of shares issued is dependent upon vesting and the achievement of specified performance targets. As of March 31, 2006, there was $19 of total unrecognized compensation cost related to nonvested performance unit grants issued after the adoption of SFAS No. 123-R, which is expected to be recognized over a remaining weighted-average performance period of two years. The Company recognized $6 of compensation expense in the nine months ended March 31, 2006, related to the performance units granted during the period.
Prior to the adoption of SFAS No. 123-R, the Company granted performance units to certain members of management that provided for the issuance of common stock if the Company’s stock performance meets specified performance goals based on comparisons with the performance of a selected peer group of companies. In fiscal year 2005, the Company began accruing a liability for the performance unit grants, which vested in September 2005. In addition, in fiscal year 2006, the Company began accruing for performance unit grants which are scheduled to vest in September 2006 after it was determined that it was likely that certain performance goals would be met. In the three and nine months ended March 31, 2006, the Company recognized zero and $6, respectively, of additional expense related to grants made prior to the adoption of SFAS 123-R. Performance units granted prior to the adoption of SFAS No. 123-R also include a grant that is scheduled to vest in September 2007. The Company has not yet recorded a liability related to these units because the vesting dates extend too far into the future to reasonably estimate whether the performance goals will be achieved. As of March 31, 2006, there were 0.3 million performance units outstanding related to performance units granted prior to the adoption of SFAS No. 123-R, of which 0.1 million have vested. The total fair value of shares vested in the nine months ended March 31, 2006 was $6.

In November 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan permits the Company to grant various nonqualified stock-based compensation awards, including stock options, performance units and restricted stock. As a result of the adoption of the 2005 Plan, no further awards have been or will be granted from any prior plans, including the 1996 Stock Incentive Plan and the 1993 Directors’ Stock Option Plan.
Valuation of Intangible Assets
In the third fiscal quarter of 2006, the Company performed its annual review of intangible assets, including reviews of the Colombia and Venezuela reporting units, and no instances of impairment were identified. The Company is closely monitoring any events, circumstances, or changes in the businesses that might imply a reduction in the fair value and might lead to impairments.
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
In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters. The Company made certain representations of fact as of the closing date of the exchange transaction and certain representations and warranties regarding future performance designed to preserve the tax-free status of the exchange transaction. In general, the Company agreed to be responsible for Henkel’s taxes on the transaction if the Company’s actions result in a breach of the representations and warranties in a manner that causes the share-exchange to fail to qualify for tax-free treatment. Henkel has agreed to similar obligations. The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification as the agreement does not specify a maximum amount and the Company does not have the information that would be required to calculate this exposure. The Company does note, however, that the potential tax exposure, if any, could be very significant as the Company believes Henkel’s tax basis in the shares exchanged is low and the value of the subsidiary stock transferred to Henkel in the exchange transaction was approximately $2,800. Although the agreement does not specify an indemnification term, any exposure under the agreement would be limited to taxes assessed prior to the expiration of the statute of limitations period for assessing taxes on the share exchange transaction. Based on the nature of the representations and warranties as well as other factors, the Company has not accrued any liability under this indemnity.
The Company is a party to a $22 letter of credit issued to one of its insurance carriers.
The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2006.

Environmental Contingencies
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $28 and $33 at March 31, 2006, and June 30, 2005, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2006, and June 30, 2005. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (“MDEQ”), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
Cautionary Statement
Except for historical information, matters discussed above and in the financial statements and footnotes and other parts of this report, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, pension liabilities, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above and in the financial statements and footnotes. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel and chlor-alkali; increases in energy costs; consumer and customer reaction to price increases; customer-specific ordering patterns and trends; the Company’s actual cost performance; any future supply constraints which may affect key commodities; risks inherent in sole-supplier relationships; risks related to customer concentration, risks arising out of natural disasters; risks inherent in litigation and international operations; uncertainties regarding a change in the Company’s chief executive officer; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture with P&G regarding the Company’s Glad plastic bags, wraps and containers business; the success of new products; the integration of acquisitions and mergers; the divestiture of non-strategic businesses; the implementation of the Company’s strategy; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property and environmental maters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks particular to the share-exchange transaction with Henkel, including the sustainability of cash flows and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management expects, or otherwise, could adversely affect the Company’s earnings.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Although the Company is taking a number of measures, including price increases, to respond to the economic conditions that have led to increased raw-material and energy costs, there have not been any material changes to the Company’s market risk during the three and nine months ended March 31, 2006. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s interim chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the interim chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION (Unaudited)
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2006.

	[a]		[c]	[d]
	Total Number of		Total Number of	Maximum Number (or
	Shares (or Units)		Shares (or Units)	Approximate Dollar
	Purchased or	[b]	Purchased as Part of	Value) that May Yet
	Otherwise	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Acquired (1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)
January 1 to 31, 2006	None	$—	None	$767,723,099
February 1 to 28, 2006	None	$—	None	$767,723,099
March 1 to 31, 2006	126	$62.32	None	$767,723,099

(1)	The shares purchased in March 2006 relate entirely to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees.

(2)	The board of directors approved a $500,000,000 share repurchase program on August 7, 2001, all of which has been utilized; a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, all of which remains available for repurchases. On September 1, 1999, the Company also announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

(10-1)	The Clorox Company 2005 Nonqualified Deferred Compensation Plan.

(10-2)	The Amended and Restated Clorox Company Supplemental Executive Retirement Plan.

(10-3)	Form of Amended and Restated Change in Control Agreement.

(10-4)	Form of Amendment No. 1 to Employment Agreement.

(10-5)	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan.

(10-6)	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Incentive Plan.

(10-7)	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.

(10-8)	Schedule of Interim Chairman and Interim Chief Executive Officer Compensation.

(31-1)	Certification by the Interim Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31-2)	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification by the Interim Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S I G N A T U R E
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY (Registrant)

DATE: May 4, 2006	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President — Controller

EXHIBIT INDEX
Exhibit No.
(b)

(10-1)	The Clorox Company 2005 Nonqualified Deferred Compensation Plan.

(10-2)	The Amended and Restated Clorox Company Supplemental Executive Retirement Plan.

(10-3)	Form of Amended and Restated Change in Control Agreement.

(10-4)	Form of Amendment No. 1 to Employment Agreement.

(10-5)	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan.

(10-6)	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Incentive Plan.

(10-7)	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.

(10-8)	Schedule of Interim Chairman and Interim Chief Executive Officer Compensation.

(31-1)	Certification by the Interim Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31-2)	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification by the Interim Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.