Form 10-K
period 2006-06-30
CLOROX CO /DE/
filed 2006-08-25
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission file number: 1-07151
THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1221 Broadway, Oakland, California 94612-1888
(Address of principal executive offices) (Zip code)
(510) 271-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock–$1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑. No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☑.
The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2005 (based on the closing stock price on the New York Stock Exchange) was approximately $8.5 billion.
As of August 15, 2006, there were 151,155,476 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after June 30, 2006, are incorporated by reference into Part III, Items 10 through 14, hereof.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

PART I
This Annual Report on Form 10-K (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this Report. These risks and uncertainties include those discussed below under “Risk Factors,” as updated from time to time in the Company’s filings with the Securities and Exchange Commission (SEC). These factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel and chlor-alkali; increases in energy costs; consumer and customer reaction to price increases; customer-specific ordering patterns and trends; the Company’s actual cost performance; any future supply constraints that may affect key commodities; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks inherent in litigation, including the litigation relating to the cumulative charge resulting from additional stock option compensation expenses relating to prior periods; risks related to international operations; uncertainties and costs regarding a change in the Company’s chief executive officer; risks inherent in maintaining an effective system of internal controls; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture with The Procter & Gamble Company (P&G) regarding the Company’s Glad® plastic bags, wraps and containers business; the success of new products; the integration of acquisitions and mergers; the divestiture of nonstrategic businesses; the implementation of the Company’s strategy; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel KGaA (Henkel), including the sustainability of cash flows and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management expects, or otherwise, could adversely affect the Company’s earnings.
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
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS.
The Company was originally founded in Oakland, Calif. in 1913 as the Electro-Alkaline Company. It was reincorporated as Clorox Chemical Corporation in 1922, as Clorox Chemical Co. in 1928 and as The Clorox Company (an Ohio corporation) in 1957, when the business was acquired by P&G. The Company was fully divested by P&G in 1969 and, as an independent company, was reincorporated in 1973 in California as The Clorox Company. In 1986, the Company was reincorporated in Delaware. In January 1999, the Company acquired First Brands Corporation.
In November 2004, the Company completed the exchange of its ownership interest in a subsidiary for approximately 61.4 million shares of its common stock held by Henkel, which represented approximately 29% of the Company’s outstanding common stock prior to the exchange. The parties agreed that the Company would provide exchange value equal to $46.25 per share of Company common stock being acquired in the exchange. The subsidiary transferred to Henkel contained the Company’s existing insecticides and Soft Scrub® cleaner businesses, its 20% interest in the Henkel Iberica, S.A. joint venture and approximately $2.1 billion in cash. For further information on recent business developments, refer to the information set forth under the caption “Management’s Discussion and Analysis,” on pages 1 through 18 of Exhibit 99.1 hereto, incorporated herein by reference.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
The Company is operated through three reportable segments: the Household Group – North America, Specialty Group and International. The Household Group – North America segment includes U.S. bleach, cleaning, water-filtration, auto-care and professional products and all products marketed in Canada. The Specialty segment includes the plastic bags, wraps and containers businesses, charcoal, cat litter and food products marketed in the United States. The International segment includes operations outside the United States and Canada. Financial information for the last three fiscal years for each of the Company’s segments is set forth below:

	Fiscal	Household	Specialty			Total
(Millions)	Year	Group	Group	International	Corporate	Company
Net sales	2006	$2,113	$1,892	$639	–	$4,644
	2005	2,013	1,788	587	–	4,388
	2004	1,963	1,677	522	–	4,162

Earnings (losses) from continuing operations before income taxes	2006	671	460	129	$(607)	653
	2005	629	435	123	(458)	729
	2004	630	417	119	(414)	752

Identifiable assets	2006	1,356	893	581	786	3,616
	2005	1,338	862	571	846	3,617
	2004	1,330	908	685	911	3,834
NARRATIVE DESCRIPTION OF BUSINESS.
The Company is a leading manufacturer and marketer of consumer products. The Company markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Armor All® and STP® auto care products, Fresh Step® and Scoop Away® cat litters, Kingsford® charcoal briquets, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, and Glad® bags, wraps and containers. The Company manufactures products in more than 20 countries and markets them in more than 100 countries. The Company’s products are sold primarily through mass merchandisers and grocery, club, dollar and other retail stores.
PRINCIPAL PRODUCTS.
The products of the Household Group – North America segment include:
•	U.S. bleach and cleaning products, including:
•	laundry products, such as liquid bleaches, laundry stain removers and dry and liquid color-safe bleaches under the Clorox® and Clorox 2® brands; and

•	home-care cleaning products, such as disinfecting and sanitizing sprays and wipes, toilet-bowl cleaners, dilutable and spray glass and surface cleaners, carpet cleaners, reusable cleaning cloths, drain openers, steel-wool soap pads and scrubber sponges, mildew removers, soap-scum removers and bathroom cleaners, floor mopping systems, toilet and bath cleaning tools, daily shower cleaners and pre moistened towelettes, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, Tilex® and S.O.S® brands.
•	Water-filtration systems and filters under the Brita® brand.

•	Professional products for institutional, janitorial, healthcare and food-service markets, including:
•	bleaches, toilet bowl cleaners, disinfectants, sanitizers, dish detergents, disinfecting sprays and wipes, dilutable cleaners, clog removers, cleaners, steel-wool soap pads, mildew removers, soap scum removers and bathroom cleaners primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, Tilex® and S.O.S® brands. Dressings, barbecue sauces, browning sauce, food-storage bags, wraps, trash bags and charcoal briquets primarily under the Hidden Valley Ranch®, K.C. Masterpiece®, Kitchen Bouquet®, Glad® and Kingsford® brands.
•	Auto-care products, including:
•	protectants, cleaners and wipes, tire- and wheel-care products, washes, waxes and automotive fuel and oil additives, primarily under the Armor All® and STP® brands.
•	All products marketed in Canada.
The products of the Specialty Group segment include:
•	Plastic bags, wraps and containers, under the Glad® brand.

•	Cat litter products, including:
•	clay (clumping and non-clumping) and silica gel-based cat litters with odor-eliminating carbon, primarily under the Fresh Step® and Scoop Away® brands.
•	Food products, including:
•	salad dressings and dip mixes, seasoned mini-croutons, seasonings, sauces and marinades, primarily under the Hidden Valley® and K C Masterpiece® brands.
•	Charcoal products, including:
•	charcoal briquets, charcoal lighter, charwood and wood chips under the Kingsford® and Match Light® brands.
The products of the International segment include:
•	In Asia-Pacific:
•	bleaches, liquid household cleaners, sponges, scouring pads, disposable gloves, nonstick baking paper, aluminum foil, foil trays, cleaning cloths, wraps and bags, containers, auto-care products, dressings and cat litter primarily under the Glad®, Chux®, Mono®, Astra®, Armor All®, STP®, Handy Andy®, OSO®, Yuhanrox®, Ever Clean® and Clorox® brands.
•	In Latin America:
•	bleaches, disinfecting wipes, waxes, auto-care products, charcoal, liquid household cleaners, toilet-bowl cleaners, bathroom cleaners, disinfecting sprays, cleaning utensils, brooms, candles, air fresheners and fabric refreshers, insecticides and water filtration products primarily under the Clorox®, Pine-Sol®, PinoLuz®, Blanquita®, Arela®, Pal®, Emperatriz®, Lustrillo®, Mortimer®, Luminosa®, Devocion® Marlene®, Ayudin®, Limpido®, Clorinda®, Los Conejos®, Poett®, Mistolin®, Trenet®, Selton®, Brita®, STP®, Armor All®, Kingsford®, Glad®, Lestoil® and Bon Bril® brands.
The Company has two product lines that have accounted for 10% or more of net sales during any of the past three fiscal years. Sales of Clorox® liquid bleach represented 13%, 11% and 12% of the Company’s total net sales in fiscal years 2006, 2005 and 2004, respectively. Sales of Glad® trash bags represented approximately 14%, 12% and 10%, respectively, of total net sales in fiscal years 2006, 2005 and 2004.
PRINCIPAL MARKETS – METHODS OF DISTRIBUTION. Most of the Company’s nondurable household consumer products are nationally advertised and sold within the United States to mass merchandisers, warehouse clubs and dollar, military and other retail stores primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a network of brokers. Within the United States, the Company also sells institutional versions of many of its products. Outside the United States, the Company sells consumer products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS.
The following table shows net sales and long-lived assets by geographic area for the last three fiscal years.

Net Sales by Geographic Area:

(Millions)	2006	2005	2004
Foreign	$766	$696	$615
United States	$3,878	$3,692	$3,547
Long-Lived Assets at June 30:

(Millions)	2006	2005	2004
Foreign	$117	$116	$115
United States	$887	$883	$937
SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company purchases raw materials, packaging supplies and energy from numerous unaffiliated firms, some of which are sole suppliers. Interruptions in the delivery of these materials or services could adversely impact the Company. Significant raw materials were available from a sufficient number of sources during fiscal year 2006, although costs were significantly higher than prior-year levels. The Company utilizes supply and forward-purchase contracts to ensure availability of raw material supply at the quantity and quality standards needed in its operations. The Company is exposed to changes in the price of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis” on pages 13 through 14 of Exhibit 99.1 hereto and “Risk Factors – Price increases in raw materials could harm the Company’s profits” in Item 1.A.
PATENTS AND TRADEMARKS. Most of the Company’s brand name consumer products are protected by registered trademarks. Its brand names and trademarks are highly important to its business, and the Company pursues a course of vigorous action against apparent infringements. Maintenance of brand equity value is critical to the Company’s success. The Company’s patent rights are also material to its business and are asserted, where appropriate, against apparent infringements.
SEASONALITY. Most sales of the Company’s charcoal briquets and foods product lines occur in the first six months of each calendar year. Operating cash flow is used to build inventories of those products in the off-season.
CUSTOMERS AND ORDER BACKLOG. During fiscal years 2006, 2005 and 2004, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its domestic and international affiliates, were 26%, 26% and 25%, respectively, of the Company’s consolidated net sales. Order backlog is not a significant factor in the Company’s business.
COMPETITION. The markets for consumer products are highly competitive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands and “generic” nonbranded products of grocery chains and wholesale cooperatives in certain categories. Competition is encountered from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. Depending on the product, the Company’s products compete on product performance, brand recognition, price, quality or other benefits to consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position.
RESEARCH AND DEVELOPMENT. The Company conducts research and development primarily at its Technical Center in Pleasanton, Calif. The Company devotes significant resources and attention to product development, process technology and researching consumer insights to develop consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $99 million, $88 million and $84 million in fiscal years 2006, 2005 and 2004, respectively, on direct research activities relating to the development of new products or the maintenance and improvement of existing products. None of this research activity was customer-sponsored.
ENVIRONMENTAL MATTERS. In general, the Company anticipates spending increasing amounts annually for facility upgrades and for environmental programs as existing facilities age. The amount of capital expenditures for environmental compliance was approximately $2 million in fiscal year 2006 and is not expected to be material in the next fiscal year. For non capital expenditures, see the discussions below under “Risk Factors – Environmental matters create potential liability risks” in Item 1.A. and “Legal Proceedings” in Item 3.
NUMBER OF PERSONS EMPLOYED. At the end of fiscal year 2006, the Company employed approximately 7,600 people.
AVAILABLE INFORMATION
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, are available on the Company’s Web site, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at http://www.thecloroxcompany.com/investors/financialinfo in the “Investors – Financial Information – SEC Filings” section. Information relating to corporate governance at Clorox, including the Company’s Code of Ethics, Board of Directors Governance Guidelines and Board Committees, including charters for the Management Development and Compensation Committee, the Audit Committee, the Finance Committee and the Nominating and Governance Committee, is available at http://www.thecloroxcompany.com in the “Company Information – Governance” section. The Company will provide any of the foregoing information without charge upon written request to Manager of Corporate External Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888.
ITEM 1.A. RISK FACTORS
The following risks and uncertainties, as well as other factors described elsewhere in this Report or in other filings by the Company with the SEC, could adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business operations and financial results.
Operating results and net earnings may not meet expectations.
The Company cannot be certain that its operating results and net earnings will meet its expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then its actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:
•	the introduction of new products and line extensions by the Company or its competitors;

•	the mix of products with varying profitability sold in a given quarter;

•	the mix of products sold within channels with varying profitability in a given quarter;

•	the Company’s ability to control internal costs;

•	significant increases in the costs of key raw materials including but not limited to energy, resin, chlor-alkali, linerboard, soy bean oil, diesel, solvent and other miscellaneous chemicals;

•	the effectiveness of the Company’s advertising, marketing and promotional programs;

•	changes in product pricing by the Company or its competitors;

•	consumer and customer reaction to price increases;

•	the ability of the Company to execute its strategies and to maintain and enhance profits in the face of a consolidating retail environment;

•	the ability of the Company to successfully implement and achieve the expected benefits of its process improvement initiatives;

•	the ability of the Company to achieve its business plans, including volume growth and pricing plans, as a result of high levels of competitive activity;

•	the ability of the Company to penetrate and grow international markets;

•	the ability of the Company to maintain key retail customer relationships;

•	the potential inability to generate expected cost savings and efficiencies;

•	the ability of the Company to maintain the value of its brands;

•	the ability of major customers and other debtors to meet their obligations as they come due;

•	the failure of parties contracting with the Company to perform their obligations, and the loss of or inability to renew contracts of importance to the Company’s performance;

•	the ability of the Company to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	changes to cash flow resulting from tax payments, tax settlements and share repurchases;

•	the availability and cost of debt financing;

•	the ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;

•	the impact of any litigation or product liability claims;

•	fluctuations in federal, state, local and foreign taxes;

•	expenses for impairment and obsolescence of property, plant and equipment in excess of projections;

•	expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

•	charges resulting from any restructuring that management may, from time to time, choose to undertake;

•	the ability of the Company to make up for lost revenues resulting from divestitures;

•	the purchase by P&G on January 5, 2005, of an additional 10% interest in the profits, losses and cash flows of the Glad® bags, wraps and containers business, with the resultant increase in the Company’s net terminal obligation liability by $133 million, reflecting the additional fair value of the Company’s contractual requirement to purchase P&G’s interest at the termination of the joint venture agreement;

•	the impact of changing accounting principles and standards;

•	significant increases in interest rates, insurance costs, or in pension, healthcare or other employee benefit costs;

•	the ability to attract and retain qualified personnel;

•	the impact of environmental remediation costs, including those for which the Company is jointly and severally liable;

•	the impact of currency fluctuations;

•	the impact of foreign import and export restrictions or other trade regulations; and

•	the impact of general economic conditions in the United States and in other countries in which the Company currently does business.
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
The Company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the Company’s products compete with other widely advertised brands within each product category and with “private label” brands and “generic” nonbranded products of grocery chains and wholesale cooperatives in certain categories, which typically are sold at lower prices. The Company also encounters competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies.

The Company’s products generally compete on the basis of product performance, brand recognition, price, quality or other benefits to consumers. Advertising, promotion, merchandising and packaging also have a significant impact on consumer purchasing decisions.
A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising and promotional support to maintain its relative market position. Some of the Company’s competitors are larger and have financial resources greater than those of the Company. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive pricing may require the Company to increase its spending on advertising and promotions or reduce prices and could lead to a reduction in its sales or its profits.
Volume growth may be difficult to achieve.
A large percentage of the Company’s revenues comes from mature markets that are subject to increased competition. During fiscal year 2006, approximately 84% of the Company’s net sales were generated in U.S. markets. U.S. markets for household products are considered mature and are generally characterized by high household penetration. The Company’s ability to achieve volume growth will depend on its ability to drive growth through innovation and investment in its established brands and its ability to capture market share from competitors. During fiscal year 2006, the Company increased prices on more than 50% of its product portfolio. Price increases may slow volume growth or create declines in volume in the short term as consumers adjust to price increases. If the Company is unable to increase market share in existing product lines, or bring innovation to grow its product categories, or develop, acquire or successfully launch new products, it may not achieve its volume growth objectives.
The growth of the Company’s business depends on continuous and successful new product introductions.
In most categories in which the Company competes, there are frequent introductions of new products and line extensions. Important factors in the Company’s future performance will be its ability to identify emerging consumer and technological trends and maintain and improve the competitiveness of its product offerings. The Company cannot be certain that it will successfully achieve those goals. The development and introduction of new products requires substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. New product development and marketing efforts have inherent risks, including product development or launch delays, which could result in the Company not being first to market, the failure of new products and line extensions to achieve anticipated levels of market acceptance, and the cost of failed product introductions.
The Company depends on a limited number of customers for a large portion of its net sales.
A limited number of customers account for a large percentage of the Company’s net sales. The Company’s largest customer, Wal-Mart Stores, Inc. and its domestic and international affiliated companies, accounted for approximately 26% of the Company’s net sales during fiscal years 2006 and 2005 and 25% of net sales in fiscal year 2004. During fiscal years 2006, 2005 and 2004, the Company’s five largest customers accounted for 41%, 40% and 40% of its net sales, respectively. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to private-label or competitors’ products, may harm the Company’s sales. In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company loses a significant customer or if sales of its products to a significant customer materially decrease, it may have a material adverse effect on the Company’s business, financial condition and results of operations.

Large sophisticated customers may take actions that adversely affect the Company’s margins and results of operations.
In recent years, the Company has experienced a consumer purchasing trend away from traditional grocers and toward mass merchandisers, which include super centers and dollar and club stores. This trend has resulted in the increased size and influence of these mass merchandisers, who may demand lower pricing or special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If the Company does not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from the Company, causing the Company’s sales and profitability to decline.
Price increases in raw materials, energy, transportation and other necessary supplies or services could harm the Company’s profits.
Increases in the cost of raw materials including resin, chlor-alkali, linerboard, soy bean oil, solvent and other miscellaneous chemicals, or increases in the cost of energy, transportation and other necessary services, may harm the Company’s profits and operating results. In particular, during fiscal years 2005 and 2006, the Company experienced unprecedented levels of price increases for certain of its raw materials and diesel fuel and energy costs, primarily as a result of supply interruptions caused by hurricanes Katrina and Rita and strong demand from abroad. If price increases in any of the primary raw materials or other necessary supplies or services occur and the Company is not able to increase the prices of its products or achieve cost savings to offset the increase in prices, its profits and operating results may be harmed. In addition, in some cases, the Company relies on a limited number of suppliers or sole suppliers for its raw materials or other necessary supplies. If the Company is unable to maintain supplier arrangements and relations or if it is unable to contract with suppliers at the quantity and quality levels need for its business, it could experience disruptions in production and its financial results could be adversely affected. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis” on pages 13 through 14 of Exhibit 99.1 hereto, incorporated herein by reference.
Operations outside the United States expose the Company to uncertain conditions and other risks in international markets.
The Company’s sales outside the United States were approximately 16% of net sales in fiscal year 2006, and the Company owns and operates 21 manufacturing facilities outside the United States. The Company has and will continue to face substantial risks associated with having foreign operations, including:
•	economic or political instability in its international markets, particularly Colombia and Venezuela.

•	restrictions on repatriating foreign profits back to the United States; and

•	the imposition of tariffs or trade restrictions.
These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. The Company’s small volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.
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
On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel’s approximately 61.4 million shares of the Company’s common stock, which represented approximately 29% of the Company’s common stock prior to the exchange. At the time of the share exchange with Henkel, the Company received an opinion from its special tax counsel to the effect that, among other things, the share exchange should qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the “Code”), and that the Company should recognize no gain or loss upon the distribution of its subsidiary’s stock to Henkel for U.S. federal income tax purposes. In addition, at the time of the share exchange, Henkel received an opinion from its special tax counsel to the effect that, among other things, the share exchange of the subsidiary’s stock to Henkel should qualify as a tax-free distribution under Section 355 of the Code for U.S. federal income tax purposes. These opinions were based in part upon various factual representations that Henkel and the Company made. The Company is not aware of any facts or circumstances that would cause such representations to be untrue or incomplete in any material respect. Nonetheless, the Company cannot be certain that the share exchange will qualify for tax-free treatment to it or to Henkel. The Company did not apply for an advance tax ruling from the Internal Revenue Service (the “IRS”) with respect to the U.S. federal income tax consequences of the share exchange. Opinions of counsel are not binding on the IRS, and the conclusions expressed in the opinions could be challenged by the IRS.
In general, the Company agreed to be responsible for Henkel’s taxes on the transaction if the Company’s actions result in a breach of the representations and warranties in a manner that causes the share exchange to fail to qualify for tax-free treatment. Henkel agreed to similar obligations. It is expected that the amount of any such taxes to Henkel and to the Company would be substantial. Although certain of the taxes described above would be imposed on Henkel, the Company would, in certain circumstances, be liable for all or a portion of such taxes. See “Risk Factors–If the share exchange with Henkel is treated as a taxable transaction, and the Company is required to indemnify Henkel for certain tax liabilities pursuant to the tax matters agreement, it could materially affect the Company’s liquidity.”
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
Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes accruals for certain tax contingencies when, despite the belief that its tax return positions are fully supported, it believes that certain positions will be challenged and that its positions may not be fully sustained. The tax-contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law development and emerging legislation. The Company’s effective tax rate includes the impact of tax contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.
The IRS has completed audits of the Company’s income tax returns through the fiscal year ended June 30, 2002. In April 2005, the Company announced an agreement with the IRS resolving certain tax issues arising in the period from 1997 through 2000. As a result, the Company paid federal and state taxes and interest of $94 million and $151 million during fiscal years 2005 and 2006, respectively. These payments negatively impacted the Company’s cash flows. The Company had previously accrued for this contingency and released tax-contingency accruals associated with this settlement in the third quarter of fiscal year 2005. Additional tax matters through fiscal year 2002 are now being reviewed at the IRS Appeals level. Resolution of these matters is not expected to have a material impact on earnings or cash flow. For additional information, refer to the information set forth under the caption “Contingencies” in “Management’s Discussion and Analysis,” beginning on page 12 of Exhibit 99.1 hereto, incorporated herein by reference.
Identification of good acquisition candidates or joint-venture partners may be difficult and integration and management of acquisitions may not be successful.
One of the elements of the Company’s growth plan is to look at the possibility of increasing its sales, volumes, earnings and the markets it serves through acquisitions of, or joint ventures with, other businesses in the United States and international markets. Not only is the identification of good acquisition or joint-venture candidates difficult and competitive, but these transactions also involve numerous risks, including the following:
•	difficulties in integrating the acquired companies, products or personnel into the Company’s existing business;

•	difficulties in retaining key relationships with employees, customers, partners and suppliers of the acquired company; and

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies.
In addition, companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect the Company’s results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record additional write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results.
Government regulations could impose material costs.
Generally, the manufacture, packaging, labeling, storage, distribution and advertising of the Company’s products and the conduct of its business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the United States, many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission and the Company’s product claims and advertising are regulated by the Federal Trade Commission. Most states have agencies that regulate in parallel to these federal agencies. In addition, the Company’s international operations are subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. During the past two years, the Company experienced an increase in the number of regulatory inspections at its facilities in the U.S. If the Company is found to be out of compliance with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results, particularly with respect to its charcoal business. It is possible that the federal government will increase regulation of the transportation, storage or use of certain chemicals to enhance homeland security or protect the environment and that such regulation could negatively impact supplies of raw material or costs.
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
The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its currently and formerly owned and leased facilities. In addition, some of its present and former facilities have been or had been in operation for many years and, over that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to which the Company has sent waste, may in the future be identified and become the subject of remediation. It is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on its results of operations or financial condition.
At June 30, 2006, the Company had a recorded liability of $27 million for its future remediation costs. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability. The Company is subject to a cost-sharing arrangement with another party for this matter, and the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as it and the other party are each responsible for their own such fees. If the other party with whom the Company shares joint and several liability is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
The Company also handles and/or transports hazardous substances, including but not limited to chlorine, at its plant sites, including the rail transit of liquid chlorine from its point of origin to our manufacturing facilities. A release of such chemicals, whether in transit or at our facilities, due to accident or an intentional act, could result in substantial liability. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations.

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
It is possible that the Company will be found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others. Such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the rights holder is willing to permit the Company to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, operating results and financial condition.
The Company’s substantial indebtedness could adversely affect its operations and financial results and prevent the Company from fulfilling its obligations.
The Company has a significant amount of indebtedness. As of June 30, 2006, the Company had $2.0 billion of long-term debt.
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
To service its indebtedness and pay cash dividends, the Company will require a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control. In addition, to pay cash dividends, the Company must have net profits as defined by Delaware law.
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
The Company may be able to incur substantial additional indebtedness in the future. As of June 30, 2006, approximately $1.3 billion was available to borrow under the Company’s $1.3 billion revolving credit facility. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify.
The Company may be unable to attract and retain key personnel.
Much of the Company’s future success depends on the continued service and availability of skilled personnel, including members of the executive team, and those in technical, marketing and staff positions. During the fourth quarter of fiscal year 2006, the Company announced that Gerald E. Johnston, its Chairman and Chief Executive Officer was retiring from his positions and that the Board of Directors, with the assistance of an executive search firm, would conduct an internal and external search for a new Chief Executive Officer. Experienced personnel, including executives, in the Company’s industry are in high demand, and competition for their talents is intense, especially in the San Francisco Bay Area, where the Company’s corporate headquarters and many of its employees are located. Although the Company strives to be an employer of choice, it may not be able to successfully attract and retain key personnel, which would cause its business to suffer.
The Company’s manufacturing and other facilities may be subject to disruption from work stoppages, terrorism or natural disasters.
Operations at the Company’s manufacturing facilities may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. In addition, the Company’s corporate headquarters and technical center are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in temporary loss of access to critical data, delays in shipments of products to customers, suspension of operations, or harm to people or the natural environment.
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
Failure to meet market expectations could impact the Company’s stock price.
The market price for the Company’s stock is based, in part, on market expectations for the Company’s sales growth, earning per share and cash flow. Failure to meet these expectations could cause the market price of the Company’s stock to decline, potentially rapidly and sharply.
The Company’s continued growth and expansion could adversely affect its internal control over financial reporting, which could harm its business and financial results.
The management of Clorox is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions, providing reasonable assurance that receipts and expenditures are made in accordance with management’s authorization, and providing reasonable assurance that the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets will place significant additional pressure on the Company’s system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and timely or to detect and prevent fraud.
ITEM 1.B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
PRODUCTION AND DISTRIBUTION FACILITIES. The Company owns and operates 23 manufacturing facilities in the United States, 11 of which serve primarily the Household Group–North America segment and 12 of which serve primarily the Specialty Group segment. The Company owns and operates 21 manufacturing facilities internationally, which serve primarily the International segment. The Company also leases six regional distribution centers in the United States, which serve primarily the Household Group–North America and Specialty Group segments, and leases and operates one regional distribution center in Canada. Management believes that the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have generally been well maintained.
OFFICES AND RESEARCH AND DEVELOPMENT FACILITIES. The Company owns its general office building located in Oakland, Calif. The Company also owns its Technical Center and Data Center located in Pleasanton, California. The Company leases its research and development center and its engineering research facilities, which are located in Willowbrook, Ill., Cincinnati, Oh. and Kennesaw, Ga., respectively. The Company owns a research and development facility at its plant in Aldo Bonzi, Argentina. Leased sales and other facilities are located at a number of other locations.
ENCUMBRANCES. None of the Company’s owned facilities are encumbered to secure debt owed by the Company.
ITEM 3. LEGAL PROCEEDINGS
On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of Calif., Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the noncash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices.
While there can be no assurance as to the ultimate disposition of this action, the Company does not believe that its resolution will have a material adverse effect on its financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and current positions of the executive officers of the Company as of July 31, 2006, are set forth below:

Name, Age and
Year Elected to Current Position			Title and Current Position(s)
R. W. Matschullat	58	2006	Interim Chairman and Interim Chief Executive Officer
L. S. Peiros	51	1999	Group Vice President — Household
M. B. Springer	42	2005	Group Vice President — Specialty
F. A. Tataseo	52	2004	Group Vice President — Functional Operations

Name, Age and
Year Elected to Current Position			Title and Current Position(s)
D. J. Heinrich	50	2004	Senior Vice President — Chief Financial Officer
J. P. Kane	54	2005	Senior Vice President — Human Resources and Corporate Affairs
L. Stein	44	2005	Senior Vice President — General Counsel and Secretary
W. Every-Burns	53	2006	Senior Vice President — International
There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report.
R. W. Matschullat was elected interim chairman and interim chief executive officer effective March 2006. He was elected to the board of directors in 1999, and served as presiding director of the board of directors from January 2005 through March 2006 and as chairman of the board from January 2004 through January 2005. He was the chief financial officer of The Seagram Company Ltd. (Seagram) from 1995 until December 1999 and also served as the vice chairman of Seagram from 1995 until June 2000. Prior to joining Seagram, he served as head of worldwide investment banking for Morgan Stanley & Co. Incorporated. He is a director of The Walt Disney Company and McKesson Corporation.
L. S. Peiros was elected group vice president — household effective January 1999. He joined the Company in 1981 as a brand assistant. He served as vice president — corporate marketing services from September 1993 until July 1995, vice president — food products from July 1995 through June 1998 and vice president — household products from June 1998 through January 1999.
M. B. Springer was elected group vice president — specialty effective January 2005. She joined the Company in August 1990 as an assistant marketing manager. She served as vice president, marketing for Glad products from October 1999 through September 2002 and as vice president, general manager of Glad products from October 2002 through December 2004.
F. A. Tataseo was elected group vice president — functional operations effective July 2004. He joined the Company in October 1994 as vice president — sales. He served as vice president — sales from October 1994 through September 1999 and as senior vice president — sales from September 1999 through June 2004.
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
L. Stein was elected senior vice president — general counsel and secretary effective January 2005. From January 2000 through January 2005, Ms. Stein was senior vice president — general counsel for H.J. Heinz Company. Immediately prior to that, she spent eight years working for the Company, lastly as its assistant general counsel responsible for regulatory affairs.
W. Every-Burns was elected senior vice president — international effective January 2006. He joined the Company in 1990 as the general manager, sales and marketing — Glad Australia. From January 2005 through January 2006; he served as vice president — general manager, international. From February 1999 through December 2002, he served as vice president — general manager, Australia and New Zealand and as vice president — general manager, Asia Pacific Division from January 2003 through December 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SHARES
MARKET INFORMATION.
The Company’s common stock is listed on the New York Stock Exchange. The high and low sales prices quoted for the New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in Note 22 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on pages 51 and 52 of Exhibit 99.1 hereto, incorporated herein by reference.
HOLDERS.
The approximate number of record holders of the Company’s common stock as of July 31, 2006, was 13,097, based on information provided by the Company’s transfer agent.
DIVIDENDS.
The amount of quarterly dividends paid with respect to the Company’s common stock during the past two fiscal years appears in Note 22 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on pages 51 and 52 of Exhibit 99.1 hereto, incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION.
This information appears in Part III, Item 12(A) hereof.
ISSUER PURCHASES OF EQUITY SECURITIES.
The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2006.

	[a]	[b]	[c]	[d]
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	Total Number of		Purchased as Part of	Value) that May Yet
	Shares (or Units)	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased(1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)

April 1 to 30, 2006	—	—	—	$767,723,099
May 1 to 31, 2006	2,336	$63.55	—	$767,723,099
June 1 to 30, 2006	180	$61.19	—	$767,723,099

(1)	The shares purchased in May and June 2006 relate entirely to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees.

(2)	The board of directors approved a $500,000,000 share repurchase program on August 7, 2001, all of which has been utilized; a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, all of which remains available for repurchases. On September 1, 1999, the Company also announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.
ITEM 6. SELECTED FINANCIAL DATA
This information appears under “Five-Year Financial Summary,” on page 56 of Exhibit 99.1 hereto, incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information appears under “Management’s Discussion and Analysis,” on pages 1 through 18 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information appears under “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis,” on pages 13 through 14 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
These statements and data appear on pages 19 through 55 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9.A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s interim chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the interim chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management’s report on internal control over financial reporting is set forth on page 53 of Exhibit 99.1 hereto, and is incorporated herein by reference. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears on page 55 of Exhibit 99.1 hereto.

ITEM 9.B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding each nominee for election as a director, including those who are executive officers of the Company, appears under “ Election of Directors” of the Proxy Statement, incorporated herein by reference.
Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.
The information required by Item 405 of Regulation S-K appears under “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement, incorporated herein by reference.
The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and controller, among others. The code of ethics is located on the Company’s Web site at http://www.thecloroxcompany.com/company/ under “Company Information — Governance.” The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s Web site. The Company’s Internet website also contains its corporate governance guidelines and the charters of its principal board committees.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item appears under “Organization of the Board of Directors,” “Compensation Interlocks and Insider Participation,” “Summary Compensation Table,” “Stock Options,” “Comparative Stock Performance,” “Employment Agreements and Other Arrangements” and “Pension Benefits” of the Proxy Statement, all incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(A) EQUITY COMPENSATION PLAN INFORMATION
The information required by this Item appears under “Equity Compensation Plan Information” of the Proxy Statement, incorporated herein by reference. Additional information concerning the Company’s equity compensation plans appears in Note 15 — Share-Based Compensation Plans of the Notes to Consolidated Financial Statements, which appears on pages 38 through 41 of Exhibit 99.1 hereto, incorporated herein by reference.
(B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Information concerning the beneficial ownership of the Company’s common stock by certain beneficial owners and management appears under “Beneficial Ownership of Voting Securities” of the Proxy Statement, incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning transactions with directors, management and certain beneficial owners of the Company’s common stock is incorporated by reference to the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accountant fees and services appears under “Audit Committee Report” of the Proxy Statement, incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included in Exhibit 99.1 hereto, incorporated herein by reference:

Consolidated Statements of Earnings for the years ended June 30, 2006, 2005 and 2004

Consolidated Balance Sheets as of June 30, 2006 and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) (2)	Except for the Financial Statement Schedule in Exhibit 99.2, Financial Statement Schedules have been omitted because of the absence of conditions under which they are required.

(a) (3)	Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, incorporated herein by reference).

3.2	Bylaws (restated) of the Company (filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference).

4.1	Indenture dated as of December 3, 2004, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.2	Exchange and Registration Agreement dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.3	Cross-reference table for Indenture dated as of December 3, 2004, (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005).

10.1*	Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, (filed as Exhibit 10.1(i) to the Annual Report on Form 10-K for the year ended June 3, 2002, incorporated herein by reference).

10.2*	Supplemental Executive Retirement Plan Restated dated July 17, 1991, and amended May 18, 1994, January 1, 1996, January 19, 2000 and July 20, 2004, (filed as Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.3(i)*	1993 Directors’ Stock Option Plan dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004, (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.3(ii)*	Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004, (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.4*	Form of Officer Employment Agreement (filed as Exhibit 10(viii) to the Annual Report of Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.5*	Form of Officer Change in Control Employment Agreement (filed as Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.6*	Non-Qualified Deferred Compensation Plan adopted as of January 1, 1996, and amended and restated as of July 20, 2004, (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.7*	The Clorox Company 1995 Performance Unit Plan (filed as Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference).

10.8*	The Clorox Company 1996 Stock Incentive Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 28, 2001, amended and restated as of September 15, 2004, (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(i)*	The Clorox Company Executive Incentive Compensation Plan, adopted in 1996, readopted in 2001, and amended and restated as of July 20, 2004, (filed as Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.9(ii)*	Form of Option Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004, (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(iii)*	Form of Performance Unit Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004, (filed as Exhibit 10-6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(iv)*	Form of Award under the Company’s Executive Incentive Compensation Plan (filed as Exhibit 10-7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.10*	The Clorox Company Independent Directors’ Stock-Based Compensation Plan (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003, incorporated herein by reference).

10.11*	The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of July 20, 2004, (filed as Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.12*	The Clorox Company 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Report on Form 8-K, filed November 21, 2005, incorporated herein by reference).

10.13*	The Clorox Company Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Report on Form 8-K, filed November 21, 2005, incorporated herein by reference).

10.14*	The Clorox Company Independent Directors’ Deferred Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, incorporated herein by reference).

10.15	Amendment No. 1 dated as of November 22, 2005 to the Credit Agreement dated as of December 7, 2004 among The Clorox Company, Citicorp USA, Inc and JPMorgan Chase Bank, N.A., as Administrative Agents, and the other Agents and Banks parties thereto (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, incorporated herein by reference).

10.16*	The Clorox Company 2005 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.17*	The Amended and Restated Clorox Company Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.18*	Form of Amended and Restated Change in Control Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.19*	Form of Amendment No. 1 to Employment Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.20*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.21*	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.22*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.23*	Schedule of Interim Chairman and Interim Chief Executive Officer Compensation (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.24*	The Clorox Company Interim Executive Officer Deferred Compensation Plan (filed as Exhibit 10.1 to the Report on Form 8-K, filed May 4, 2006, incorporated herein by reference).

10.25*	Form of Amendment No. 2 to Employment Agreement (filed as Exhibit 10.1 to the Report on Form 8-K, filed May 22, 2006, incorporated herein by reference).

10.26*	Agreement between The Clorox Company and G. Craig Sullivan, effective as of November 1, 2001 (filed as Exhibit 10(xvii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference).

10.27*	The Clorox Company 1996 Stock Incentive Plan Restricted Stock Unit Award Agreement entered into by The Clorox Company and Gerald E. Johnston, effective as of July 15, 2003, (filed as Exhibit 10(xxi) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference).

10.28*	The Severance Pay Plan for Level 2 and Level 3 Executives effective as of July 1, 2004, (filed as Exhibit 10(xx) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.29	Share Exchange Agreement dated as of October 6, 2004, by and among the Company, Henkel KGaA and HC Investments, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.30	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Banc of America Securities LLC, as Dealer (filed as Exhibit 10.1 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.31	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Citicorp Global Markets Inc., as Dealer (filed as Exhibit 10.2 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.32	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Goldman, Sachs & Co., as Dealer (filed as Exhibit 10.3 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.33	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and J.P. Morgan Securities Inc., as Dealer (filed as Exhibit 10.4 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.34	Issuing and Paying Agency Agreement by and between The Clorox Company and J.P. Morgan Trust Company, National Association (filed as Exhibit 10.5 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.35	Credit Agreement dated as of November 15, 2004, among The Clorox Company, the Banks listed therein, Citicorp North America, Inc. and J.P. Morgan Chase Bank, N.A., as Administrative Agents, Citicorp North America, Inc., as Servicing Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent (filed as Exhibit 10-1 to the Report on Form 8-K, filed November 19, 2004, incorporated herein by reference).

10.36	Purchase Agreement dated November 30, 2004, relating to the Floating Rate Senior Notes due December 2007, 4.20% Senior Notes due January 2010 and 5.00% Senior Notes due January 2015 (filed as Exhibit 10.1 to the Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

10.37	$1,300,000,000 Credit Agreement dated as of December 7, 2004, among The Clorox Company, the Banks listed therein, Citicorp USA, Inc. and J.P. Morgan Chase Bank, N.A. as Administrative Agents, Wachovia Bank, N.A. and Bank of America, N.A. as Syndication Agents, and BNP Paribas, ING Capital LLC, Calyon New York Branch and The Bank of Tokyo-Mitsubishi, Ltd.

Seattle Branch as Documentation Agents (filed as Exhibit 10-1 to the Report on Form 8-K, filed December 9, 2004, incorporated herein by reference).

10.38(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

10.39*	Form of Employment Offer Letter for Executive Committee Members (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference).

10.40*	Schedule of Director Compensation (filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference).

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 25).

31.1	Certification of the Interim Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Return on Invested Capital.

(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 25, 2006	By:	/s/ R. W. Matschullat

R. W. Matschullat, Interim Chairman and
Interim Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura Stein, Daniel J. Heinrich, and Thomas D. Johnson jointly and severally, attorneys-in-fact and agents, with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Boggan, Jr.

D. Boggan, Jr.	Director	August 25, 2006

/s/ T. M. Friedman

T. M. Friedman	Director	August 25, 2006

/s/ G. J. Harad

G. J. Harad	Director	August 25, 2006

/s/ R. W. Matschullat

R. W. Matschullat	Interim Chairman and Interim Chief Executive Officer	August 25, 2006

/s/ G. G. Michael

G. G. Michael	Director	August 25, 2006

/s/ J. L. Murley

J. L. Murley	Director	August 25, 2006

/s/ L. R. Scott

L. R. Scott	Director	August 25, 2006

/s/ M. E. Shannon

M. E. Shannon	Director	August 25, 2006

Signature	Title	Date
/s/ P. Thomas-Graham

P. Thomas-Graham	Director	August 25, 2006

/s/ C. M. Ticknor

C. M. Ticknor	Director	August 25, 2006

/s/ D. J. Heinrich

D. J. Heinrich	Senior Vice President — Chief Financial Officer (Principal Financial Officer)	August 25, 2006

/s/ T. D. Johnson

T. D. Johnson	Vice President — Controller (Principal Accounting Officer)	August 25, 2006

INDEX OF EXHIBITS

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 25).

31.1	Certification of the Interim Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Return on Invested Capital.