Form 10-Q
period 2006-09-30
CLOROX CO /DE/
filed 2006-11-03
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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
Large accelerated filer ☑                     Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2006, there were 151,816,514 shares outstanding of the registrant’s common stock (par value — $1.00), the registrant’s only outstanding class of stock.

THE CLOROX COMPANY

PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended
	9/30/2006	9/30/2005
Net sales	$1,161	$1,104
Cost of products sold	663	638

Gross profit	498	466

Selling and administrative expenses	153	144
Advertising costs	117	113
Research and development costs	26	23
Restructuring and asset impairment costs	—	1
Interest expense	29	30
Other (income) expense, net	(2)	1

Earnings from continuing operations before income taxes	175	154
Income taxes on continuing operations	63	46

Earnings from continuing operations	112	108

Earnings from discontinued operations	—	1

Net earnings	$112	$109

Earnings per common share:
Basic
Continuing operations	$0.74	$0.71
Discontinued operations	—	0.01

Basic net earnings per common share	$0.74	$0.72

Diluted
Continuing operations	$0.73	$0.70
Discontinued operations	—	0.01

Diluted net earnings per common share	$0.73	$0.71

Weighted average common shares outstanding (in thousands)
Basic	151,143	150,835
Diluted	153,568	152,882

Dividends declared per common share	$0.29	$0.28
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	9/30/2006	6/30/2006
Assets
Current assets
Cash and cash equivalents	$174	$192
Receivables, net	374	435
Inventories	325	292
Other current assets	67	88

Total current assets	940	1,007
Property, plant and equipment, net	990	1,004
Goodwill	748	744
Trademarks and other intangible assets, net	604	604
Other assets	257	257

Total assets	$3,539	$3,616

Liabilities and Stockholders’ Deficit
Current liabilities
Notes and loans payable	$68	$156
Current maturities of long-term debt	152	152
Accounts payable	299	329
Accrued liabilities	415	474
Income taxes payable	26	19

Total current liabilities	960	1,130
Long-term debt	1,965	1,966
Other liabilities	549	547
Deferred income taxes	120	129

Total liabilities	3,594	3,772

Contingencies
Stockholders’ deficit
Common stock: $1.00 par value; 750,000,000 shares authorized; 249,826,934 shares issued; and 151,816,514 and 151,298,366 shares outstanding at September 30, 2006 and June 30, 2006, respectively	250	250
Additional paid-in capital	414	397
Retained earnings	4,005	3,939
Treasury shares, at cost: 98,010,420 and 98,528,568 shares at September 30, 2006 and June 30, 2006, respectively	(4,514)	(4,527)
Accumulated other comprehensive net losses	(210)	(215)

Stockholders’ deficit	(55)	(156)

Total liabilities and stockholders’ deficit	$3,539	$3,616

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Three Months Ended
	9/30/2006	9/30/2005
Operating activities:
Net earnings	$112	$109
Deduct: Earnings from discontinued operations	—	1

Earnings from continuing operations	112	108
Adjustments to reconcile earnings from continuing operations:
Depreciation and amortization	46	45
Share-based compensation	11	10
Deferred income taxes	(3)	4
Net loss on disposition of assets	2	3
Other	7	10
Changes in:
Receivables, net	66	60
Inventories	(32)	(18)
Other current assets	11	4
Accounts payable and accrued liabilities	(98)	(134)
Income taxes payable	11	6
Income tax settlement payment	—	(151)

Net cash provided by (used in) continuing operations	133	(53)
Net cash provided by (used in) discontinued operations	—	(6)

Net cash provided by (used in) operations	133	(59)

Investing activities:
Capital expenditures	(31)	(37)
Low-income housing contributions and other	(2)	(2)

Net cash used for investing activities	(33)	(39)

Financing activities:
Notes and loans payable	(88)	196
Treasury stock purchases	(20)	(90)
Cash dividends paid	(44)	(42)
Issuance of common stock for employee stock plans and other	33	14

Net cash (used for) provided by financing activities	(119)	78

Effect of exchange rate changes on cash and cash equivalents	1	—

Net decrease in cash and cash equivalents	(18)	(20)
Cash and cash equivalents:
Beginning of period	192	293

End of period	$174	$273

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)
NOTE 1. INTERIM FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three month periods ended September 30, 2006 and 2005, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain reclassifications were made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. The results for the interim period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or for any future period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2006, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
The consolidated statements of earnings for the three months ended September 30, 2005, include discontinued operations related to the Company’s exchange of its ownership interest in a subsidiary for Henkel KGaA’s (Henkel) interest in the Company’s common stock.
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
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by the Company no later than the beginning of its fiscal year ending June 30, 2008, as required. Management is currently evaluating the impact of FIN 48 on its consolidated financial statements. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R. SFAS No. 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are not recognized in earnings as components of net periodic benefit cost. The Company is required to adopt SFAS No. 158 as of the end of its fiscal year ending June 30, 2007, and is currently evaluating the impact of the provisions of SFAS No. 158.
In August 2006, the Pension Protection Act (the Act) was signed into law. The provisions of the Act, which include higher minimum funding levels for qualified pension plans, will become effective for the Company’s plan year ending on June 30, 2008. Although the fair value of the Company’s domestic qualified pension plan’s assets was in excess of its projected benefit obligation as of its last valuation on June 30, 2006, the provisions of the Act could potentially impact the Company’s funding plans.

NOTE 2. FINANCIAL INSTRUMENTS
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
At September 30, 2006 and June 30, 2006, the Company’s derivative financial instruments are recorded at fair value in the Condensed Consolidated Balance Sheets as assets (liabilities) as follows:

	9/30/2006	6/30/2006
Current assets:
Commodity purchase contracts	$2	$11

Other assets:
Commodity purchase contracts	—	1

Current liabilities:
Commodity purchase contracts	(2)	—
The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below:

	9/30/2006		6/30/2006
	Notional	Fair Value	Notional	Fair Value
Foreign exchange	$38	—	$47	—
Commodity purchase	83	—	84	$12
Fair value contracts	21	—	21	—
Exposure to counterparty credit risk is considered low because these agreements have been entered into with creditworthy institutions.
NOTE 3. INVENTORIES
Inventories consisted of the following at:

	9/30/2006	6/30/2006
Finished goods	$263	$224
Raw materials and packaging	81	81
Work in process	5	5
LIFO allowances	(21)	(14)
Allowance for obsolescence	(3)	(4)

Total	$325	$292

NOTE 4. OTHER ASSETS
Other assets consisted of the following at:

	9/30/2006	6/30/2006
Pension benefit assets	$104	$106
Equity investments	48	45
Investment in low-income housing partnerships	24	23
Investment in insurance contracts	38	39
Non-qualified retirement plan assets	14	15
Other	29	29

Total	$257	$257

NOTE 5. OTHER LIABILITIES
Other liabilities consisted of the following at:

	9/30/2006	6/30/2006
Venture agreement net terminal obligation	$261	$261
Retirement healthcare benefits	84	88
Qualified and nonqualified pension plans	49	49
Nonqualified deferred compensation plans	55	50
Environmental remediation	26	27
Long-term disability post-employment obligation	26	24
Other	48	48

Total	$549	$547

NOTE 6. NET EARNINGS PER COMMON SHARE
Net earnings per common share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding each period on an unrounded basis. Diluted EPS reflects the earnings dilution that could occur from common shares that may be issued through stock options, restricted stock awards and performance units. The weighted average number of common shares outstanding used to calculate basic and diluted EPS was as follows (in thousands):

	Weighted Average
	Number of Common
	Shares Outstanding for the
	Three Months Ended
	9/30/2006	9/30/2005
Basic	151,143	150,835
Stock options, restricted stock awards and other	2,425	2,047

Diluted	153,568	152,882

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended
	9/30/2006	9/30/2005
Stock options	1,361	1,539
Performance units	135	749
During the three months ended September 30, 2006 and 2005, the Company issued 872,276 and 628,598 shares of common stock, respectively, pursuant to stock option exercises, restricted stock awards, performance unit redemption and director fee distribution.
NOTE 7. COMPREHENSIVE INCOME
Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ deficit, net of tax. Comprehensive income was as follows:

	Three Months Ended
	9/30/2006	9/30/2005
Net earnings	$112	$109
Other comprehensive gains (losses), net of tax
Foreign currency translation adjustments	11	11
Net derivative adjustments	(6)	5

Total comprehensive income	$117	$125

NOTE 8. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Retirement Income
	Plans for the
	Three Months Ended
	9/30/2006	9/30/2005
Components of net periodic benefit cost (income):
Service cost	$3	$3
Interest cost	7	6
Expected return on plan assets	(7)	(6)
Amortization of unrecognized items	2	4

Total net periodic benefit cost	$5	$7

The net periodic benefit cost for the Company’s retirement health care plans was $1 for the three month periods ended September 30, 2006 and 2005.
NOTE 9. GUARANTEES
In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters and have terms with varying expiration dates.
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
The Company is a party to an $18 letter of credit issued to one of its insurance carriers.
The Company has not recorded any liabilities on any of the aforementioned guarantees at September 30, 2006.

NOTE 10. CONTINGENCIES
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $26 and $27 at September 30, 2006 and June 30, 2006, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2006 and June 30, 2006. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (MDEQ), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of California, Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the noncash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices.
While there can be no assurance as to the ultimate disposition of this action, the Company does not believe that its resolution will have a material adverse effect on its financial position, results of operations or cash flows. Since the Company believes that the likelihood of sustaining material losses is remote, the Company has not accrued a liability at September 30, 2006.
The Company is also subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

NOTE 11. SEGMENT RESULTS
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
The table below represents operating segment information.

			Earnings (Losses) from
			Continuing Operations
	Net Sales		Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Household Group — North America	$549	$524	$178	$170
Specialty Group	451	425	109	89
International	161	155	34	35
Corporate	—	—	(146)	(140)

Total Company	$1,161	$1,104	$175	$154

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% of consolidated net sales for each of the three month periods ended September 30, 2006 and 2005.
NOTE 12. SUBSEQUENT EVENT
In October 2006, the Company entered into an Information Technology Services Agreement (the Agreement) with a third-party service provider. Upon the terms and subject to the conditions set forth in the Agreement, the third party service provider will provide information technology and related services to the Company for a term of seven years. The total potential cost of the Agreement is approximately $260. The Agreement may be terminated and/or extended under specified conditions. Under certain circumstances, the Company will be obligated to pay a fee if the Agreement is terminated early.
In conjunction with implementing the Agreement, the Company will restructure certain Information Services (IS) activities. As a result, a number of IS positions will be eliminated. The Company expects to incur incremental administrative expenses and restructuring costs of approximately $22 during its fiscal year ending June 30, 2007, primarily associated with transition and severance costs. Approximately $3 of transition costs was recorded in administrative expense during the three months ended September 30, 2006, with approximately $9 of administrative and restructuring costs expected to be incurred in each of the second and third quarters of the Company’s fiscal year ending June 30, 2007.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in millions, except share and per share amounts)
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which was filed with the Securities and Exchange Commission (SEC) on August 25, 2006, and the unaudited condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-Q. Certain reclassifications were made in the prior period’s results to conform to the current period’s presentation.
Results of Operations
Management’s discussion and analysis of the results of operations, unless otherwise noted, compares the three months ended September 30, 2006 (the current quarter), to the three months ended September 30, 2005 (the prior quarter), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	9/30/2006	9/30/2005	% Change	9/30/2006	9/30/2005
Diluted net earnings per common share from continuing operations	$0.73	$0.70	4%

Net sales	$1,161	$1,104	5%	100.0%	100.0%
Gross profit	498	466	7	42.9	42.2
Selling and administrative expenses	153	144	6	13.2	13.0
Advertising costs	117	113	4	10.1	10.2
Research and development costs	26	23	13	2.2	2.1
Diluted net earnings per common share from continuing operations increased by $0.03 for the current quarter, as compared to the prior quarter. This increase was primarily driven by increased net sales and improved gross profit, partially offset by a higher effective tax rate.
Net sales increased by 5%, while volume decreased by 1% in the current quarter. The volume decline was primarily due to decreased shipments of Glad®, Kingsford® grilling products, auto-care and Brita® water-filtration products due to price increases, as anticipated. Also contributing to volume results was a decline in shipments of Glad® trash bags due to increased competitive activity. These were partially offset by increased shipments of home-care and cat litter products as well as shipments in Latin America. Net sales growth outpaced the change in volume primarily due to price increases.
Gross profit increased 70 basis points as a percentage of net sales in the current quarter. This increase was primarily driven by price increases and the benefit of cost savings, partially offset by increased commodity costs.
Selling and administrative expenses increased by 6% in the current quarter. The increase was driven primarily by higher compensation expense and legal fees and consulting fees, primarily associated with the Information Technology Services Agreement (see Restructuring and asset impairment costs section below).
Advertising costs increased by 4% in the current period. The increase was driven primarily by higher spending for new products and product improvements.
Research and development costs increased by 13% in the current period. This increase was primarily a result of increased compensation costs.
The Company did not incur Restructuring and asset impairment costs in the current quarter. However, in October 2006, the Company entered into an Information Technology Services Agreement (the Agreement) with a third-party service provider. Upon the terms and subject to the conditions set forth in the Agreement, the third-party service provider will provide information technology and related services to the Company for a term of seven years. The total potential cost of the Agreement is approximately $260. The Agreement may be terminated and/or extended under specified conditions. Under certain circumstances, the Company will be obligated to pay a fee if the Agreement is terminated early.

In conjunction with implementing the Agreement, the Company will restructure certain Information Services (IS) activities. As a result, a number of IS positions will be eliminated. The Company expects to incur incremental administrative expenses and restructuring costs of approximately $22 during its fiscal year ending June 30, 2007, primarily associated with transition and severance costs. Approximately $3 of transition costs was recorded in administrative expense during the current period, with approximately $9 of administrative and restructuring costs expected to be incurred in each of the second and third quarters of the Company’s fiscal year ending June 30, 2007.
Interest expense decreased slightly from $30 in the prior quarter to $29 in the current quarter. This decrease was primarily due to reduced commercial paper borrowings in the current period, partially offset by higher interest rates.
The effective tax rate on continuing operations was 35.9% for the quarter ended September 30, 2006, as compared to 30.2% for the quarter ended September 30, 2005, on an unrounded basis. The lower rate in the prior quarter was principally due to releases of federal and state tax accruals due to tax settlements in fiscal year 2006.
Segment Results
The table below represents operating segment information:

			Earnings (Losses) from
			Continuing Operations
	Net Sales		Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Household Group — North America	$549	$524	$178	$170
Specialty Group	451	425	109	89
International	161	155	34	35
Corporate	—	—	(146)	(140)

Total Company	$1,161	$1,104	$175	$154

Household Group — North America
The Household Group – North America reported 5% net sales growth, flat volume and 5% growth in earnings from continuing operations before income taxes in the current quarter as compared to the prior quarter. Net sales growth outpaced volume primarily due to the benefit of price increases taken on certain products in the laundry, home-care, auto-care and Brita® water-filtration businesses. Increased shipments of Clorox® disinfecting wipes, Clorox® toilet-bowl cleaner and launches of new products were offset primarily by decreased shipments of laundry additives, Armor-All® and STP® auto-care, and Brita® water-filtration products due to the anticipated impact of higher pricing. Growth in earnings from continuing operations before income taxes primarily reflected the benefit of price increases and cost savings, partially offset by higher commodity costs and higher advertising spending to support new product launches and established brands.
Specialty Group
The Specialty Group reported 6% net sales growth, a 2% volume decline and 22% growth in earnings from continuing operations before income taxes in the current quarter as compared with the prior quarter. Net sales growth outpaced the change in volume primarily due to the impact of price increases. The decline in volume primarily resulted from decreased shipments of Glad® due to the anticipated impact of price increases and increased competitive activity, and decreased shipments of Kingsford® grilling products due to the anticipated impact of price increases and lower consumption due to unfavorable weather. Partially offsetting the declines were increased shipments of Fresh Step® scoopable cat litter, due to product improvements, and Hidden Valley® salad dressings. Growth in earnings from continuing operations before income taxes primarily reflected the benefit of price increases and cost savings, partially offset by higher commodity costs.
International
The International segment reported 4% net sales growth, a 1% volume increase and 3% decline in earnings from continuing operations before income taxes as compared with the prior quarter. Net sales growth outpaced volume growth due to price increases in Latin America and favorable product mix, partially offset by unfavorable foreign exchange rates. Volume growth of 1% was primarily driven by increased shipments of home-care products in Latin America and new product launches. Increases were partially offset by lower volume in Australia due to the discontinuation of a non-strategic product. The decline in earnings from continuing operations before income taxes was primarily due to higher commodity and compensation costs, partly offset by price increases and cost savings.

Corporate
Losses from continuing operations before income taxes attributable to Corporate activities increased by 4% for the current quarter, as compared to the prior quarter. The increase was primarily due to increased compensation and consulting and legal costs primarily associated with our Information Technology Services Agreement (see Restructuring and asset impairment costs section above) in the current period.
Financial Condition, Liquidity and Capital Resources
Operating Activities
The Company’s financial condition and liquidity remain strong as of September 30, 2006. Net cash provided by operations was $133 for the three months ended September 30, 2006, compared with $59 net cash used in operations in the comparable year-ago quarter. The increase in cash flows was primarily due to the $151 income tax settlement payment in the first quarter of fiscal year 2006. Also contributing to the increase were decreases in payments of accounts payable and accrued liabilities primarily due to the timing of payments, partially offset by an increase in inventories.
Working Capital
The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, increased from June 30, 2006 to September 30, 2006, principally due to decreases in short-term borrowings, accrued liabilities and accounts payable, partially offset by a decrease in receivables. The $88 decrease in short-term borrowings was primarily due to the pay down of commercial paper balances enabled by improved operating cash flows. The $89 decrease in accrued liabilities and accounts payable was primarily driven by $61 of profit sharing and incentive compensation payments and a net decrease of $21 in accrued interest on long-term debt due to the timing of payments. These working capital changes were partially offset by a $61 decrease in receivables, driven by the seasonality of sales in the charcoal and food categories.
Investing Activities
Capital expenditures were $31 during the three months ended September 30, 2006, compared to $37 in the comparable prior year period. Capital spending as a percentage of net sales was 2.6% during the three months ended September 30, 2006, compared to 3.3% during the three months ended September 30, 2005. Lower capital expenditures for the three months ended September 30, 2006, were driven primarily by additional investment related to charcoal manufacturing during the comparable prior year period.
Financing Activities
Net cash used for financing activities was $119 for the three months ended September 30, 2006, as compared with $78 net cash provided by financing activities in the comparable year-ago quarter. This decrease was primarily driven by the need for additional commercial paper issuance in the year-ago quarter to finance the income tax settlement discussed above.
Credit Arrangements
As of September 30, 2006, the Company had a $1,300 domestic credit agreement, $165 of which expires in December 2009 with the remainder expiring in December 2010. There were no borrowings under this credit agreement, which is available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $49 of foreign working capital credit lines and other facilities at September 30, 2006, of which $23 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of September 30, 2006. The Company does not anticipate any problems in securing future credit agreements.
Share Repurchases
The Company has three share repurchase programs: two open market programs authorized by the board of directors in 2002 and 2003, and a program to offset the impact of share dilution related to share-based awards (evergreen program). The 2002 open market program is currently subject to a price cap of $65.00 per share and has $68 remaining authorized for repurchase; the 2003 open market program is currently subject to a price cap of $55.00 per share and has $700 remaining authorized for repurchase. There were no repurchases under the open market programs during the three month periods ended September 30, 2006 and 2005.
During the three month period ended September 30, 2006, the Company acquired 0.3 million shares of its common stock at a total cost of $20 under the evergreen program. In fiscal year 2007, the Company plans to repurchase approximately 2 to 3 million shares under this program to offset the impact of share dilution from the expected number of annual stock option exercises.
During the three month period ended September 30, 2005, the Company acquired 1.6 million shares of its common stock at a total cost of $90 under the evergreen program.

Guarantees
In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel KGaA (Henkel) in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters and have terms with varying expiration dates.
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
The Company is a party to a $18 letter of credit issued to one of its insurance carriers.
The Company has not recorded any liabilities on any of the aforementioned guarantees at September 30, 2006.
Contingencies
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $26 and $27 at September 30, 2006 and June 30, 2006, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2006 and June 30, 2006. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (MDEQ), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by the Company no later than the beginning of its fiscal year ending June 30, 2008, as required. Management is currently evaluating the impact of FIN 48 on its consolidated financial statements. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This Statement will be adopted by the

Company beginning in its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R. SFAS No. 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are not recognized in earnings as components of net periodic benefit cost. The Company is required to adopt SFAS No. 158 as of the end of its fiscal year ending June 30, 2007, and is currently evaluating the impact of the provisions of SFAS No. 158.
In August 2006, the Pension Protection Act (the Act) was signed into law. The provisions of the Act, which include higher minimum funding levels for qualified pension plans, will become effective for the Company’s plan year ending on June 30, 2008. Although the fair value of the Company’s domestic qualified pension plan’s assets was in excess of its projected benefit obligation as of its last valuation on June 30, 2006, the provisions of the Act could potentially impact the Company’s funding plans.
Cautionary Statement
Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel and chlor-alkali; increases in energy costs; consumer and customer reaction to price increases; customer-specific ordering patterns and trends; the Company’s actual cost performance; changes in the Company’s tax rate; any future supply constraints which may affect key commodities; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks inherent in litigation, including the litigation relating to the cumulative charge resulting from additional stock option compensation expenses relating to prior periods; international operations; risks inherent in maintaining an effective system of internal controls; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the success of new products; the integration of acquisitions and mergers; the divestiture of non-strategic businesses; the implementation of the Company’s strategy; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel KGaA, including the sustainability of cash flows, the tax indemnification obligations and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management expects, or otherwise, could adversely affect the Company’s earnings.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Although the Company has taken a number of measures, including price increases, to respond to the economic conditions that have led to increased raw-material and energy costs, there have not been any material changes to the Company’s market risk during the three months ended September 30, 2006. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION (Unaudited)
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2007.

	[a]	[b]	[c]	[d]
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	Total Number of		Purchased as Part of	Value) that May Yet
	Shares (or Units)	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased(1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)
July 1 to 31, 2006	358	$59.45	—	$767,723,099
August 1 to 31, 2006	330,440	$59.29	330,440	$767,723,099
September 1 to 30, 2006	22,293	$63.37	—	$767,723,099

(1)	The shares purchased in July 2006 relate entirely to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The shares purchased in August 2006 were acquired pursuant to the share repurchase program to offset the potential impact of dilution resulting from the exercise of stock options, which the Company announced on September 1, 1999, and the board of directors extended on November 15, 2005. Of the 22,293 shares purchased in September 2006, 21,390 relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The remaining 903 shares purchased were surrenders to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2)	The board of directors approved a $500,000,000 share repurchase program on August 7, 2001, all of which has been utilized; a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, all of which remains available for repurchases. The July 17, 2002 program is limited to share repurchases at prices not to exceed $65.00 per share. The July 16, 2003 program is limited to share repurchases at prices not to exceed $55.00 per share. On September 1, 1999, the Company also announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified caps on the price per share or total dollars to be repurchased and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits
(a) Exhibits

3.1	Bylaws (restated) of the Company (filed as Exhibit 3.1 to the Report on Form 8-K, filed September 25, 2006, incorporated herein by reference).

10.1	Amendment Number One to The Clorox Company 2005 Stock Incentive Plan.

10.2	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.3	Employment Agreement between The Clorox Company and Donald R. Knauss, dated August 25, 2006.

10.4	Change in Control Agreement between The Clorox Company and Donald R. Knauss, dated August 25, 2006.

10.5	Schedule of Non-Management Director Compensation (filed as Exhibit 99.1 to the Report on Form 8-K, filed September 25, 2006, incorporated herein by reference).

10.6	Schedule of Named Executive Officer Compensation (filed as Exhibit 99.2 to the Report on Form 8-K, filed September 25, 2006, incorporated herein by reference).

10.7	Summary of Benefits (filed as Exhibit 10.1 to the Report on Form 8-K, filed July 24, 2006, incorporated herein by reference).

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S I G N A T U R E
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 3, 2006	BY	/s/ Thomas D. Johnson Thomas D. Johnson
Vice President – Controller

EXHIBIT INDEX
Exhibit No.

10.1	Amendment Number One to The Clorox Company 2005 Stock Incentive Plan.

10.2	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.3	Employment Agreement between The Clorox Company and Donald R. Knauss, dated August 25, 2006.

10.4	Change in Control Agreement between The Clorox Company and Donald R. Knauss, dated August 25, 2006.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.