Form 10-Q
period 2006-12-31
CLOROX CO /DE/
filed 2007-02-05
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 1-07151

THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-0595760 (I.R.S. Employer Identification No.)

1221 Broadway Oakland, California	94612-1888 (Zip code)
(Address of principal executive offices)
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2006, there were 151,254,683 shares outstanding of the registrant’s common stock (par value — $1.00), the registrant’s only outstanding class of stock.

THE CLOROX COMPANY

PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements.
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Net sales	$1,101	$1,064	$2,262	$2,168
Cost of products sold	639	628	1,302	1,266

Gross profit	462	436	960	902

Selling and administrative expenses	162	161	315	305
Advertising costs	109	99	226	212
Research and development costs	27	25	53	48
Restructuring costs	4	—	4	1
Interest expense	29	32	58	62
Other income, net	(5)	(1)	(7)	—

Earnings from continuing operations before income taxes	136	120	311	274
Income taxes on continuing operations	45	37	108	83

Earnings from continuing operations	91	83	203	191

Earnings from discontinued operations	5	—	5	1

Net earnings	$96	$83	$208	$192

Earnings per common share:
Basic
Continuing operations	$0.60	$0.56	$1.34	$1.27
Discontinued operations	0.03	—	0.03	0.01

Basic net earnings per common share	$0.63	$0.56	$1.37	$1.28

Diluted
Continuing operations	$0.59	$0.55	$1.32	$1.25
Discontinued operations	0.03	—	0.03	0.01

Diluted net earnings per common share	$0.62	$0.55	$1.35	$1.26

Weighted average common shares outstanding (in thousands)
Basic	151,413	150,080	151,278	150,457
Diluted	153,885	152,264	153,705	152,780

Dividends declared per common share	$0.31	$0.29	$0.60	$0.57
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	12/31/2006	6/30/2006
Assets
Current assets
Cash and cash equivalents	$179	$192
Receivables, net	393	435
Inventories	340	292
Other current assets	67	88

Total current assets	979	1,007
Property, plant and equipment, net	985	1,004
Goodwill	801	744
Trademarks and other intangible assets, net	608	604
Other assets	251	257

Total assets	$3,624	$3,616

Liabilities and Stockholders’ Deficit
Current liabilities
Notes and loans payable	$126	$156
Current maturities of long-term debt	651	152
Accounts payable	283	329
Accrued liabilities	435	474
Income taxes payable	24	19

Total current liabilities	1,519	1,130
Long-term debt	1,464	1,966
Other liabilities	562	547
Deferred income taxes	112	129

Total liabilities	3,657	3,772

Contingencies
Stockholders’ deficit
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 and 249,826,934 shares issued at December 31, 2006 and June 30, 2006, respectively; and 151,254,683 and 151,298,366 shares outstanding at December 31, 2006 and June 30, 2006, respectively	159	250
Additional paid-in capital	437	397
Retained earnings	7	3,939
Treasury shares, at cost: 7,486,778 and 98,528,568 shares at December 31, 2006 and June 30, 2006, respectively	(428)	(4,527)
Accumulated other comprehensive net losses	(208)	(215)

Stockholders’ deficit	(33)	(156)

Total liabilities and stockholders’ deficit	$3,624	$3,616

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	12/31/2006	12/31/2005
Operating activities:
Net earnings	$208	$192
Deduct: Earnings from discontinued operations	5	1

Earnings from continuing operations	203	191
Adjustments to reconcile earnings from continuing operations:
Depreciation and amortization	95	92
Share-based compensation	28	23
Restructuring activities	4	—
Deferred income taxes	(8)	(1)
Other	16	28
Changes in:
Receivables, net	46	34
Inventories	(46)	(38)
Other current assets	13	1
Accounts payable and accrued liabilities	(107)	(126)
Income taxes payable	13	24
Income tax settlement payment	(2)	(151)

Net cash provided by continuing operations	255	77
Net cash provided by discontinued operations	—	6

Net cash provided by operations	255	83

Investing activities:
Capital expenditures	(68)	(83)
Businesses acquired	(56)	—
Proceeds from life insurance investment	—	41
Low-income housing contributions and other	(2)	(5)

Net cash used for investing activities	(126)	(47)

Financing activities:
Notes and loans payable	(32)	162
Long-term debt repayments	—	(29)
Treasury stock purchases	(89)	(135)
Cash dividends paid	(89)	(85)
Issuance of common stock for employee stock plans and other	67	31

Net cash used for financing activities	(143)	(56)

Effect of exchange rate changes on cash and cash equivalents	1	—

Net decrease in cash and cash equivalents	(13)	(20)
Cash and cash equivalents:
Beginning of period	192	293

End of period	$179	$273

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)
NOTE 1. INTERIM FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and six month periods ended December 31, 2006 and 2005, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. The results for the interim periods ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or for any future period.
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
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by the Company at the beginning of its fiscal year ending June 30, 2008, as required. Management is currently evaluating the impact of FIN 48 on its consolidated financial statements. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
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

NOTE 2. RESTRUCTURING
In October 2006, the Company entered into an Information Technology Services (ITS) Agreement with a third-party service provider. Upon the terms and subject to the conditions set forth in the ITS Agreement, the third-party service provider will be providing information technology and related services to the Company for a term of seven years. The services will begin in March 2007. The total estimated costs of the ITS Agreement are approximately $260. As part of the ITS Agreement, the Company will also have an operating lease with its third-party service provider for information technology equipment. Current estimated payments, which are included in the $260, will be based on an annual service fee that will be adjusted periodically based upon updates to services provided.
In conjunction with implementing the ITS Agreement, the Company is restructuring certain Information Services (IS) activities. As a result, a number of IS positions are being eliminated. The Company expects to incur incremental administrative expenses and restructuring costs of approximately $20 to $22 during its fiscal year ending June 30, 2007, primarily associated with transition and severance costs. Transition costs of $5 and $8 were recorded in administrative expense during the three and six months ended December 31, 2006, respectively. Severance and other related costs of $4 were recorded as restructuring costs during the three and six months ended December 31, 2006. These costs are reflected in the Company’s Corporate segment. Total accrued restructuring liability at December 31, 2006, was $4. Approximately $8 to $10 of administrative and restructuring costs are expected to be incurred in the combined third and fourth quarters of the Company’s fiscal year ending June 30, 2007, which are primarily comprised of transition fees to the third-party service provider and employee severance. The Company expects to complete its restructuring in fiscal year 2007.
NOTE 3. BUSINESSES ACQUIRED
On December 20, 2006, the Company announced that it had entered into a definitive agreement (the Agreement) with Colgate-Palmolive Company (Colgate) to purchase Colgate’s bleach businesses in Canada and certain countries in Latin America for an aggregate price of approximately $126 plus consideration for inventory, with the objective of expanding its global bleach business. Under the Agreement, the Company is acquiring brand trademarks and is also acquiring manufacturing facilities in Canada and Venezuela. Under the Agreement, employees at these facilities transfer to the Company. The transaction is structured as an all cash acquisition.
The Company acquired the bleach business in Canada on December 29, 2006, for $56. Net assets, acquired at fair value, included inventory of $1, property, plant and equipment of $1, goodwill of $50 and trademarks of $4 (to be amortized over a life of 5 years). The Company anticipates closing the purchase of the Latin America businesses in the third quarter of its fiscal year 2007. The closing is subject to regulatory and other customary approvals and closing conditions.
Due to the closing date of the acquired bleach business occurring on December 29, 2006, the Company did not recognize any operating results related to the acquired bleach business in Canada during the three and six months ended December 31, 2006. Future operating results of the acquired bleach business in Canada will be included in consolidated net earnings.
NOTE 4. DISCONTINUED OPERATIONS
On December 22, 2006, the Company sold certain assets remaining from its discontinued operation in Brazil, which has been accounted for as a discontinued operation. This transaction resulted in an income tax benefit of $5, which was recorded in discontinued operations during the three and six months ended December 31, 2006.
The consolidated statements of earnings for the three and six month periods ended December 31, 2005, include discontinued operations related to the Company’s exchange of its ownership interest in a subsidiary for Henkel KGaA’s (Henkel) interest in the Company’s common stock.

NOTE 5. FINANCIAL INSTRUMENTS
The Company utilizes derivative instruments, principally swaps, forwards and options, to manage the ongoing business risks associated with fluctuations in commodity prices, foreign currencies and interest rates. These contracts are economic hedges for transactions which have notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures.
At December 31, 2006 and June 30, 2006, the Company’s derivative financial instruments are recorded at fair value in the Condensed Consolidated Balance Sheets as assets (liabilities) as follows:

	12/31/2006	6/30/2006
Current assets:
Commodity purchase contracts	$—	$11

Other assets:
Commodity purchase contracts	—	1

Current liabilities:
Commodity purchase contracts	(6)	—
The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below at:

	12/31/2006		6/30/2006
	Notional	Fair Value	Notional	Fair Value
Foreign exchange	$31	$—	$47	$—
Commodity purchase	87	(6)	84	12
Fair value contracts	23	—	21	—
Exposure to counterparty credit risk is considered low because these agreements have been entered into with creditworthy institutions and the contracts contain appropriate margin requirements.
NOTE 6. INVENTORIES
Inventories consisted of the following at:

	12/31/2006	6/30/2006
Finished goods	$279	$224
Raw materials and packaging	83	81
Work in process	3	5
LIFO allowances	(21)	(14)
Allowance for obsolescence	(4)	(4)

Total	$340	$292

NOTE 7. OTHER ASSETS
Other assets consisted of the following at:

	12/31/2006	6/30/2006
Pension benefit assets	$101	$106
Equity investments	46	45
Investment in low-income housing partnerships	25	23
Investment in insurance contracts	38	39
Non-qualified retirement plan assets	14	15
Other	27	29

Total	$251	$257

NOTE 8. OTHER LIABILITIES
Other liabilities consisted of the following at:

	12/31/2006	6/30/2006
Venture agreement net terminal obligation	$262	$261
Retirement healthcare benefits	83	88
Qualified and nonqualified pension plans	50	49
Nonqualified deferred compensation plans	56	50
Environmental remediation	26	27
Long-term disability post-employment obligation	27	24
Other	58	48

Total	$562	$547

NOTE 9. NET EARNINGS PER COMMON SHARE
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

	Weighted Average Number of Common Shares Outstanding for the
	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Basic	151,413	150,080	151,278	150,457
Stock options, restricted stock awards and other	2,472	2,184	2,427	2,323

Diluted	153,885	152,264	153,705	152,780

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Stock options	31	2,634	34	2,625
Performance units	—	135	—	135
During the three and six months ended December 31, 2006, the Company issued 482,259 and 1,354,535 shares of common stock, respectively, and during the three and six months ended December 31, 2005, the Company issued 236,605 and 807,529 shares of common stock, respectively, pursuant to stock option exercises, vested restricted stock awards, performance unit redemption and director fees.
On November 14, 2006, the Company retired 91 million shares of its treasury stock. These shares are now authorized but unissued. In accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins, the treasury stock retirement resulted in a reduction of the following on the Company’s Condensed Consolidated Balance Sheet: treasury stock by $4,137, common stock by $91 and retained earnings by $4,046. There was no effect to the Company’s overall equity position as a result of the retirement.

NOTE 10. COMPREHENSIVE INCOME
Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ deficit, net of tax. Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Net earnings	$96	$83	$208	$192

Other comprehensive gains (losses), net of tax:
Foreign currency translation adjustments	5	(4)	16	7
Net derivative adjustments	(3)	(7)	(9)	(2)

Total comprehensive income	$98	$72	$215	$197

NOTE 11. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income and health care plans:

	Retirement Income Plans for the
	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Components of net periodic benefit cost (income):
Service cost	$2	$3	$5	$6
Interest cost	6	7	13	13
Expected return on plan assets	(6)	(7)	(13)	(13)
Amortization of unrecognized items	2	4	4	8

Total net periodic benefit cost	$4	$7	$9	$14

	Health Care Plans for the
	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Components of net periodic benefit cost (income):
Service cost	$—	$1	$1	$1
Interest cost	1	1	2	2
Amortization of unrecognized Items	—	—	(1)	—

Total net periodic benefit cost	$1	$2	$2	$3

NOTE 12. GUARANTEES
In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.
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
The Company is a party to letters of credit of $20, primarily related to one of its insurance carriers.
The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2006.

NOTE 13. CONTINGENCIES
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $26 and $27 at December 31, 2006 and June 30, 2006, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2006 and June 30, 2006. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. The other party in this matter recently reported a substantial net loss for 2006 and expectations of continuing challenges in 2007. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (MDEQ), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of California, Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the non-cash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices. On September 1, 2006, the Company filed a motion to dismiss the case. On November 3, 2006, the plaintiff filed an amended complaint naming additional defendants and asserting additional claims including allegations of violations of Section 16(b) of the Securities Exchange Act of 1934. On December 1, 2006, the Company removed the case to the United States District Court for the Northern District of California. On December 22, 2006, the Company filed a motion to dismiss the amended complaint.
While there can be no assurance as to the ultimate disposition of this action, the Company does not believe that its resolution will have a material adverse effect on its financial position, results of operations or cash flows. Since the Company believes that the likelihood of sustaining material losses is remote, the Company has not accrued a liability at December 31, 2006.
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
Household Group — North America: Includes United States bleach, cleaning, water-filtration, automotive-care and professional products; and all products marketed in Canada.
Specialty Group: Includes the plastic bags, wraps and containers businesses marketed in the United States; charcoal; cat litter; and food products.
International: Includes exports and operations outside the United States and Canada.
Corporate includes certain nonallocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other nonoperating income and expense.
The table below represents operating segment information.

	Net Sales
	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Household Group — North America	$484	$495	$1,033	$1,019
Specialty Group	439	405	890	830
International	178	164	339	319

Total Company	$1,101	$1,064	$2,262	$2,168

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Household Group — North America	$147	$161	$325	$331
Specialty Group	107	82	216	171
International	34	33	68	68
Corporate	(152)	(156)	(298)	(296)

Total Company	$136	$120	$311	$274

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 26% and 27% of consolidated net sales for the three and six months ended December 31, 2006, respectively, and 27% of consolidated net sales for the three and six months ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in millions, except per share amounts)
Overview
The Clorox Company and its subsidiaries (the Company or Clorox) is a leading manufacturer and marketer of consumer products. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Armor All® and STP® auto-care products, Fresh Step® and Scoop Away® cat litters, Kingsford® charcoal briquets, Hidden Valley® and
K C Masterpiece® dressings and sauces, Brita® water-filtration systems, and Glad® bags, wraps and containers. In addition, the Company has a number of leading brands in international markets, including those sold under the Poett®, Mistolin® and Ayudin® brand names. With approximately 7,600 employees worldwide, the Company manufactures products in more than 20 countries and markets them in more than 100 countries.
The Company reports its operations in three operating segments: the Household Group – North America, Specialty Group and International. The Household – North America segment includes U.S. bleach, cleaning, water-filtration, auto-care and professional products and all products marketed in Canada. The Specialty segment includes the plastic bags, wraps and containers businesses, charcoal, cat litter and food products marketed in the United States. The International segment includes operations outside the United States and Canada.
The Company reported solid net earnings and diluted earnings per common share results for the three and six months ended December 31, 2006. The Company reported net earnings of $96 and $208 and diluted earnings per common share of $0.62 and $1.35 for the three and six months ended December 31, 2006, respectively. The Company continues to face ongoing challenges from higher commodity costs, the anticipated impacts of price increases on its volume in the short term, and competitive activity in the market place. The Company is addressing these challenges through its on-going cost savings programs, pricing actions, innovative product improvements and new products, and advertising and trade promotional spending to support its brands.
In addition to the focus on delivering the Company’s fiscal year 2007 financial targets, the Company is refreshing its corporate strategy to help drive long-term growth. This strategy renewal will build off of the successful strategy that is currently in place.
Other key fiscal year-to-date 2007 highlights are summarized as follows:
•	The Company’s segments reported an overall 4% increase in net sales for the six months ended December 31, 2006, primarily driven by the continued impact of price increases implemented in the prior fiscal year. These price increases contributed to the Company’s overall volume decline of 1%, as anticipated.

•	Donald R. Knauss was named chairman and chief executive officer (CEO), effective October 2006. He succeeded Robert W. Matschullat who served as the Company’s interim chairman and interim CEO.

•	In January 2007, the Company named Larry Peiros as executive vice president and chief operating officer – Clorox North America, Beth Springer as executive vice president – strategy and growth, and Frank Tataseo as executive vice president – functional operations.

•	The Company announced on December 20, 2006, that it had entered into a definitive agreement (the Agreement) with Colgate-Palmolive Company (Colgate) to purchase its bleach businesses in Canada and certain countries in Latin America. On December 29, 2006, the Company acquired the bleach business in Canada and the Company anticipates closing the purchase of the Latin America businesses in the third quarter of its fiscal year 2007.

•	In October 2006, as part of the Company’s continuing efforts to cut costs and enhance margins, it entered into an Information Technology Services Agreement (ITS Agreement) with a third-party service provider. In conjunction with implementing the ITS Agreement, the Company will restructure certain Information Services activities.

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
Results of Operations
Management’s discussion and analysis of the results of operations, unless otherwise noted, compares the three and six months ended December 31, 2006 (the “current periods”), to the three and six months ended December 31, 2005 (the “prior periods”), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	12/31/2006	12/31/2005	% Change	12/31/2006	12/31/2005
Diluted net earnings per common share from continuing operations	$0.59	$0.55	7%

Net sales	$1,101	$1,064	3%	100.0%	100.0%
Gross profit	462	436	6	42.0	41.0
Selling and administrative expenses	162	161	1	14.7	15.1
Advertising costs	109	99	10	9.9	9.3
Research and development costs	27	25	8	2.5	2.3

	Six Months Ended			% of Net Sales
	12/31/2006	12/31/2005	% Change	12/31/2006	12/31/2005
Diluted net earnings per common share from continuing operations	$1.32	$1.25	6%

Net sales	$2,262	$2,168	4%	100.0%	100.0%
Gross profit	960	902	6	42.4	41.6
Selling and administrative expenses	315	305	3	13.9	14.1
Advertising costs	226	212	7	10.0	9.8
Research and development costs	53	48	10	2.3	2.2
Diluted net earnings per common share from continuing operations increased by $0.04 and $0.07 in the current periods, respectively, compared to prior periods. This increase was driven primarily by increased net sales and improved gross profit, partially offset by increased advertising costs, transition and restructuring costs associated with the ITS Agreement and a higher effective tax rate.
Net sales increased 3% and 4% in the current periods, respectively, compared to prior periods, while volume decreased 1% for both periods. Volume declined as competitive activity contributed to reduced shipments of Glad® trash bags and certain laundry and home-care products. Also, as anticipated, price increases taken in fiscal year 2006 continued to have an unfavorable impact on volume. These decreases were partially offset by increased shipments of cat litter products as well as increased shipments in Latin America. Net sales growth outpaced the change in volume primarily due to the benefits of prior year price increases.
Gross profit increased by 100 basis points and 80 basis points as a percentage of sales for the current periods, respectively, compared to the prior periods. This increase was primarily driven by price increases and the benefit of on-going cost savings, partially offset by increased commodity, manufacturing and logistics costs.
Selling and administrative expenses increased by 1% and 3% in the current periods, respectively, compared to prior periods, primarily due to higher legal and consulting fees, primarily associated with the ITS Agreement (see Restructuring costs section below). This increase was partially offset in the three months ended December 31, 2006, by lower incentive compensation expense.
Advertising costs increased by 10% and 7% in the current periods, respectively, compared to the prior periods. This increase was driven by higher spending to support the health-and-wellness growth platform and new product launches.
Research and development costs increased by 8% and 10% in the current periods, respectively, compared to the prior periods, due to increased spending to support new product innovations.

Restructuring costs were $4 for the current periods. In October 2006, the Company entered into an ITS Agreement with a third-party service provider. Upon the terms and subject to the conditions set forth in the ITS Agreement, the third-party service provider will be providing information technology and related services to the Company for a term of seven years. The services will begin in March 2007. The total estimated costs of the ITS Agreement over seven years are approximately $260. As part of the ITS Agreement, the Company will also have an operating lease with its third-party service provider for information technology equipment. Current estimated payments, which are included in the $260, will be based on an annual service fee that will be adjusted periodically based upon updates to services provided.
In conjunction with implementing the ITS Agreement, the Company is restructuring certain Information Services (IS) activities. As a result, a number of IS positions are being eliminated. The Company expects to incur incremental restructuring costs and administrative expenses of approximately $20 to $22 during its fiscal year ending June 30, 2007, primarily associated with severance and transition costs. Severance and other related costs of $4 were recorded as restructuring costs during the three and six months ended December 31, 2006. Transition costs of $5 and $8 were recorded in administrative expense during the three and six months ended December 31, 2006, respectively. These costs are reflected in the Company’s Corporate segment. Approximately $8 to $10 of restructuring and administrative costs are expected to be incurred in the combined third and fourth quarters of the Company’s fiscal year ending June 30, 2007, which are primarily comprised of transition fees and employee severance. The Company expects to complete its restructuring in fiscal year 2007.
Interest expense decreased by $3 and $4 in the current periods primarily due to reduced commercial paper borrowings in the current periods, partially offset by higher interest rates.
Other income, net was $5 and $7, respectively, for the current periods, compared with $1 and zero, respectively, for the prior periods. Operating losses from the Company’s investment in low-income housing partnerships decreased by $4 and $6 for the current periods. In addition, the current periods include a $2 gain on the sale of an international trademark. The increases are partly offset by other smaller items.
The effective tax rate on continuing operations was 33.1% and 34.7% for the current periods, respectively, as compared to 30.5% and 30.3% for the prior periods, respectively, on an unrounded basis. The lower rates for both prior year periods were primarily driven by a reduction in withholding tax on earnings repatriated under the American Jobs Creation Act and changes in the Company’s federal and state tax contingency accruals. The rate for the current quarter reflects the benefit of the retroactive extension of the federal research and experimentation credit.
Earnings from discontinued operations were $5 for the current periods. These amounts represent an income tax benefit related to the sale of certain assets remaining from the Company’s discontinued operations in Brazil. The Company discontinued its operations in Brazil in fiscal year 2003.

Segment Results
The table below represents operating segment information:

	Net Sales
	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Household Group — North America	$484	$495	$1,033	$1,019
Specialty Group	439	405	890	830
International	178	164	339	319

Total Company	$1,101	$1,064	$2,262	$2,168

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Six Months Ended
Household Group — North America	$147	$161	$325	$331
Specialty Group	107	82	216	171
International	34	33	68	68
Corporate	(152)	(156)	(298)	(296)

Total Company	$136	$120	$311	$274

Household Group — North America
The Household Group – North America reported a 2% net sales decline, 5% volume decrease and 9% decrease in earnings from continuing operations before income taxes (herein defined as “earnings” for the Segment Results section) in the current quarter as compared to the year-ago quarter. The segment also reported 1% net sales growth, 3% volume decrease and 2% decrease in earnings during the six months ended December 31, 2006, as compared to the year-ago period. Volumes declined, as anticipated, in the current periods due to the impact of price increases on Clorox® bleach and auto-care products. Additionally, lower shipments resulted from competitive activity in certain products, including Clorox® disinfecting wipes and Clorox 2® color-safe bleach. The variance between net sales and volume was primarily due to the impact of price increases. The decrease in earnings primarily reflected higher commodity and transportation costs and unfavorable product mix. These results were partially offset by the benefits of price increases and cost savings.
Specialty Group
The Specialty Group reported 8% net sales growth, flat volume and a 30% increase in earnings for the current quarter as compared to the year-ago quarter. The segment also reported 7% net sales growth, 1% volume decrease and a 26% increase in earnings during the six months ended December 31, 2006, as compared to the year-ago period. Net sales growth outpaced the change in volume primarily due to the benefits of price increases and favorable product mix. The segment delivered increased shipments of Fresh Step® scoopable cat litter behind a significant product improvement as well as increased shipments of Kingsford® grilling products as a result of a product improvement and favorable December 2006 weather. These results were offset by decreased shipments of Glad® products, particularly trash bags, due to the anticipated impact of fiscal year 2006 price increases and intense competitive activity in the trash bag category. Growth in earnings primarily reflected the benefit of price increases, cost savings and favorable product mix, partially offset by higher commodity costs and other energy-related manufacturing and transportation costs.

International
The International segment reported 9% net sales growth, a 10% volume increase and a 3% increase in earnings in the current quarter as compared to the year-ago quarter. The increase in net sales was primarily driven by price increases and strong volume growth in Latin America. The volume growth was driven by category growth in bleach and cleaners and new product launches. The increase in earnings was driven by net sales growth, cost savings and a gain of $2 on the sale of a trademark, partially offset by higher commodity costs and increased marketing spending to support new cleaning products in certain markets.
Compared with the year-ago six month period, the segment reported 6% net sales and volume growth, and flat earnings during the six months ended December 31, 2006. Drivers impacting the year-to-date net sales, volume and earnings results are consistent with the second quarter results (as noted above). However, the year-to-date results were unfavorably impacted by lower volume from the Company’s Australian business. Australia’s volume has been unfavorably impacted by category softness, strong competitive activity and the discontinuation of a non-strategic product in the prior year.
Corporate
Losses from continuing operations before income taxes attributable to the corporate segment decreased by 3% and increased by 1% for the current periods, respectively, as compared to prior periods. The decrease of 3% in the three months ended December 31, 2006, as compared to the year ago quarter, was primarily attributable to decreased incentive compensation expense, decreased operating losses from the Company’s investment in low-income housing partnerships and lower interest expense. These results were partially offset by transition and restructuring costs associated with the ITS Agreement (see Restructuring costs section above) and higher equity compensation following the adoption of Statement of Financial Accounting Standards (SFAS) No. 123-R, Share-Based Payment. The increase of 1% in the six months ended December 31, 2006, as compared to the year ago period, was primarily attributable to increased transition and restructuring costs associated with the ITS Agreement and higher equity compensation following the adoption of SFAS No. 123-R. These results were partially offset by decreased operating losses from the Company’s investment in low-income housing partnerships and lower interest expense.
Financial Condition, Liquidity and Capital Resources
Operating Activities
The Company’s financial condition and liquidity remain strong as of December 31, 2006. Net cash provided by operations was $255 for the six months ended December 31, 2006, compared with $83 in the comparable year-ago period. The increase in operating cash flows was primarily due to a $151 income tax settlement payment in the first quarter of fiscal year 2006. Also contributing to the increase were decreases in payments of accounts payable and accrued liabilities primarily due to the timing of payments.
Working Capital
The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, decreased from June 30, 2006 to December 31, 2006, principally due to increases in current maturities of long-term debt and decreases in receivables, net, partially offset by increases in inventories and decreases in accounts payable and accrued liabilities.
The increase in current maturities of long-term debt was principally due to the reclassification of a $500 note from long-term debt to short term due to its maturity in December, 2007. The $42 decrease in receivables, net was primarily driven by the seasonality of sales in the charcoal and food categories.
The decrease of $85 in accounts payable and accrued liabilities was primarily driven by $61 of profit sharing and incentive compensation payments, partially offset by year-to-date accruals, and the timing of payments. The $48 increase in inventories was primarily due to the build up in both the charcoal and food categories’ inventory to support seasonal sales.
Investing Activities
Capital expenditures were $68 during the six months ended December 31, 2006, compared to $83 in the comparable year-ago period. Capital spending as a percentage of net sales was 3.0% during the six months ended December 31, 2006, compared to 3.8% during the six months ended December 31, 2005. Lower capital expenditures for the six months ended December 31, 2006, were driven primarily by higher spending related to software technology system enhancement projects in the year-ago period.
As part of the Company’s agreement with Colgate to purchase its bleach businesses in Canada and certain countries in Latin America, the Company acquired the bleach business in Canada for $56, effective December 29, 2006. The Company anticipates closing the purchase of the Latin America businesses in the third quarter of its 2007 fiscal year. The Company is acquiring brand trademarks, and manufacturing facilities in Canada and Venezuela.

Financing Activities
Net cash used for financing activities was $143 for the six months ended December 31, 2006, as compared with $56 in the comparable year-ago period. The increase reflects higher net repayments of borrowings as compared to the year-ago period.
Credit Arrangements
As of December 31, 2006, the Company had a $1,300 domestic credit agreement, $165 of which expires in December 2009 with the remainder expiring in December 2010. There were no borrowings under this credit agreement, which is available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $51 of foreign working capital credit lines and other facilities at December 31, 2006, of which $26 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of December 31, 2006. The Company does not anticipate any problems in securing future credit agreements.
Share Repurchases
The Company has three share repurchase programs: two open market programs authorized by the Board of Directors in 2002 and 2003, and a program to offset the impact of share dilution related to share-based awards (evergreen program). The 2002 open market program is currently subject to a price cap of $65.00 per share and has $68 remaining authorized for repurchase; the 2003 open market program is currently subject to a price cap of $55.00 per share and has $700 remaining authorized for repurchase. There were no repurchases under the open market programs during the three and six month periods ended December 31, 2006 and 2005.
During the six month period ended December 31, 2006, the Company acquired 1.4 million shares of its common stock at a total cost of $89 under the evergreen program. In fiscal year 2007, the Company anticipates repurchasing a total of approximately 2 to 3 million shares under this program to offset the impact of share dilution from the expected number of annual stock option exercises.
During the six month period ended December 31, 2005, the Company acquired 2.4 million shares of its common stock at a total cost of $135 under the evergreen program.
Guarantees
In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel KGaA (Henkel) in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.
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
The Company is a party to letters of credit of $20, primarily related to one of its insurance carriers.
The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2006.

Contingencies
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $26 and $27 at December 31, 2006 and June 30, 2006, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2006 and June 30, 2006. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. The other party in this matter recently reported a substantial net loss for 2006 and expectations of continuing challenges in 2007. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (MDEQ), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by the Company at the beginning of its fiscal year ending June 30, 2008, as required. Management is currently evaluating the impact of FIN 48 on its consolidated financial statements. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
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

Cautionary Statement
Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel and chlor-alkali; increases in energy costs; consumer and customer reaction to price increases; customer-specific ordering patterns and trends; the Company’s actual cost performance; changes in the Company’s tax rate; any future supply constraints which may affect key commodities; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks inherent in litigation, including the litigation relating to the cumulative charge resulting from additional stock option compensation expenses relating to prior periods; international operations; risks inherent in maintaining an effective system of internal controls including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the success of new products; the integration of acquisitions and mergers; the divestiture of non-strategic businesses; the implementation of the Company’s updated long-term strategy; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel KGaA, including the sustainability of cash flows, the tax indemnification obligations and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management expects, or otherwise, could adversely affect the Company’s earnings.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.
Although the Company has taken a number of measures, including price increases, to respond to the economic conditions that have led to increased raw-material and energy costs, there have not been any material changes to the Company’s market risk during the three months and six months ended December 31, 2006. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Item 4. Controls and Procedures.
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. On October 3, 2006, the Company entered into an agreement with Hewlett-Packard (HP) to provide information technology and related services to the Company beginning during its third quarter of fiscal year 2007. Under the terms of this agreement, HP will provide application development and maintenance, data center operations, and network and end-user support for the Company’s business. The Company is implementing certain new control activities in its third fiscal quarter to ensure that internal controls over financial reporting remain effective.

PART II – OTHER INFORMATION (Unaudited)
Item 1. Legal Proceedings.
For information regarding Legal Proceedings, please refer to Note 13 under Part I, Item 1 of this report.
Item 1.A. Risk Factors.
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2007.

	[a]	[b]	[c]	[d]
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	Total Number of		Purchased as Part of	Value) that May Yet
	Shares (or Units)	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased(1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)

October 1 to 31, 2006	—	—	—	$767,723,099
November 1 to 30, 2006	1,069,800	$64.46	1,069,600	$767,723,099
December 1 to 31, 2006	2,860	$64.15	—	$767,723,099

(1)	Of the shares purchased in November 2006, 1,069,600 shares were acquired pursuant to the share repurchase program to offset the potential impact of dilution resulting from the exercise of stock options, which the Company announced on September 1, 1999, and the Board of Directors extended on November 15, 2005. The remaining 200 shares relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The shares purchased in December 2006 relate entirely to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees.

(2)	The Board of Directors approved a $500,000,000 share repurchase program on August 7, 2001, all of which has been utilized; a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, all of which remains available for repurchases. The July 17, 2002, program is limited to share repurchases at prices not to exceed $65.00 per share. The July 16, 2003, program is limited to share repurchases at prices not to exceed $55.00 per share. On September 1, 1999, the Company also announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified caps on the price per share or total dollars to be repurchased and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s 2006 Annual Meeting of Stockholders held on November 15, 2006, the following actions were taken:
The following Directors were elected to hold office until the next annual election of directors:

	FOR	AGAINST	ABSTAINED
Daniel Boggan, Jr.	129,415,948	2,385,612	1,059,072
Tully M. Friedman	131,377,704	425,838	1,057,090
George Harad	131,375,122	423,481	1,062,029
Donald R. Knauss	129,198,078	2,558,882	1,103,671
Robert W. Matschullat	129,866,651	1,632,812	1,361,170
Gary G. Michael	127,681,477	4,092,719	1,086,436
Jan L. Murley	131,300,877	482,146	1,077,610
Michael E. Shannon	131,139,434	557,588	1,163,610
Pamela Thomas-Graham	131,232,642	528,401	1,099,589
Carolyn M. Ticknor	131,416,624	381,527	1,062,481
A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year ending June 30, 2007, was approved by the stockholders. The stockholders cast 130,517,505 votes in favor of this proposal and 729,820 votes against. There were 1,013,307 abstentions.
Item 6. Exhibits.
(a) Exhibits
10.1	The Clorox Company Replacement Supplemental Executive Retirement Plan for the Benefit of Donald R. Knauss.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S I G N A T U R E
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 5, 2007	BY	/s/ Thomas D. Johnson

Thomas D. Johnson
Vice President – Controller

EXHIBIT INDEX
Exhibit No.
10.1	The Clorox Company Replacement Supplemental Executive Retirement Plan for the Benefit of Donald R. Knauss.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.