Form 10-Q
period 2007-03-31
CLOROX CO /DE/
filed 2007-05-04
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 1-07151

THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	31-0595760 (I.R.S. Employer Identification No.)
incorporation or organization)

1221 Broadway Oakland, California	94612-1888
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of March 31, 2007, there were 151,760,688 shares outstanding of the registrant’s common stock (par value — $1.00), the registrant’s only outstanding class of stock.

THE CLOROX COMPANY

PART I — FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements.
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Net sales	$1,241	$1,157	$3,503	$3,325
Cost of products sold	704	677	2,006	1,943

Gross profit	537	480	1,497	1,382

Selling and administrative expenses	162	140	477	445
Advertising costs	121	112	347	324
Research and development costs	26	25	79	73
Restructuring and asset impairment costs	9	—	13	1
Interest expense	28	33	86	95
Other (income) expense, net	(2)	2	(9)	2

Earnings from continuing operations before income taxes	193	168	504	442
Income taxes on continuing operations	64	58	172	141

Earnings from continuing operations	129	110	332	301

Earnings from discontinued operations	—	—	5	1

Net earnings	$129	$110	$337	$302

Earnings per common share:
Basic
Continuing operations	$0.85	$0.73	$2.20	$2.00
Discontinued operations	—	—	0.03	0.01

Basic net earnings per common share	$0.85	$0.73	$2.23	$2.01

Diluted
Continuing operations	$0.84	$0.72	$2.16	$1.97
Discontinued operations	—	—	0.03	0.01

Diluted net earnings per common share	$0.84	$0.72	$2.19	$1.98

Weighted average common shares outstanding (in thousands)
Basic	151,469	150,364	151,341	150,426
Diluted	153,970	152,905	153,822	152,771

Dividends declared per common share	$0.31	$0.29	$0.91	$0.86
See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	3/31/2007	6/30/2006
Assets
Current assets
Cash and cash equivalents	$171	$192
Receivables, net	426	435
Inventories	346	292
Other current assets	75	88

Total current assets	1,018	1,007

Property, plant and equipment, net	965	1,004
Goodwill	837	744
Trademarks and other intangible assets, net	621	604
Other assets	250	257

Total assets	$3,691	$3,616

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Notes and loans payable	$206	$156
Current maturities of long-term debt	501	152
Accounts payable	292	329
Accrued liabilities	460	474
Income taxes payable	24	19

Total current liabilities	1,483	1,130

Long-term debt	1,463	1,966
Other liabilities	556	547
Deferred income taxes	97	129

Total liabilities	3,599	3,772

Contingencies
Stockholders’ equity (deficit)
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 and 249,826,934 shares issued at March 31, 2007 and June 30, 2006, respectively; and 151,760,688 and 151,298,366 shares outstanding at March 31, 2007 and June 30, 2006, respectively	159	250
Additional paid-in capital	452	397
Retained earnings	85	3,939
Treasury shares, at cost: 6,980,773 and 98,528,568 shares at March 31, 2007 and June 30, 2006, respectively	(404)	(4,527)
Accumulated other comprehensive net losses	(200)	(215)

Stockholders’ equity (deficit)	92	(156)

Total liabilities and stockholders’ equity (deficit)	$3,691	$3,616

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended
	3/31/2007	3/31/2006
Operating activities:
Net earnings	$337	$302
Deduct: Earnings from discontinued operations	5	1

Earnings from continuing operations	332	301
Adjustments to reconcile earnings from continuing operations:
Depreciation and amortization	143	138
Share-based compensation	40	34
Restructuring and asset impairment activities	13	—
Deferred income taxes	(23)	(10)
Net loss on disposition of assets	5	6
Other	6	24
Changes in:
Receivables, net	13	20
Inventories	(51)	(59)
Other current assets	14	(1)
Accounts payable and accrued liabilities	(81)	(120)
Income taxes payable	16	31
Income tax settlement payment	—	(151)

Net cash provided by continuing operations	427	213
Net cash provided by discontinued operations	—	8

Net cash provided by operations	427	221

Investing activities:
Capital expenditures	(96)	(122)
Businesses acquired	(123)	—
Proceeds from life insurance investment	—	41
Low-income housing contributions and other	3	(21)

Net cash used for investing activities	(216)	(102)

Financing activities:
Notes and loans payable	48	106
Long-term debt repayments	(150)	(29)
Treasury stock purchases	(89)	(135)
Cash dividends paid	(136)	(129)
Issuance of common stock for employee stock plans and other	93	64

Net cash used for financing activities	(234)	(123)

Effect of exchange rate changes on cash and cash equivalents	2	—

Net decrease in cash and cash equivalents	(21)	(4)
Cash and cash equivalents:
Beginning of period	192	293

End of period	$171	$289

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)
NOTE 1. INTERIM FINANCIAL STATEMENTS
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and nine month periods ended March 31, 2007 and 2006, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain reclassifications were made in the prior periods’ condensed consolidated financial statements to conform to the current periods’ presentation. The results for the interim periods ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or for any future period.
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
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R. SFAS No. 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are not recognized in earnings as components of net periodic benefit cost. The Company is required to adopt SFAS No. 158 as of the end of its fiscal year ending June 30, 2007. Based on actuarial assumptions at June 30, 2006, the Company anticipates a balance sheet adjustment in its fourth quarter of fiscal year 2007 reducing pension benefit assets, reported in other assets, by approximately $100, increasing other comprehensive losses by approximately $63 and reducing deferred tax liabilities, reported in deferred income taxes, by approximately $37. There is no impact to the Company’s consolidated statements of earnings or cash flows. This estimated impact may not be reflective of the actual impact, which will be based on the fair value of plan assets and projected benefit obligations upon the adoption of SFAS No. 158 as of June 30, 2007.

NOTE 1. INTERIM FINANCIAL STATEMENTS (cont.)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides the option to measure eligible financial instrument items, which are not otherwise required to be measured at fair value, at fair value. The decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Changes in that instrument’s fair value in subsequent reporting periods must be recognized in current earnings. If elected, the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earning in the year of adoption. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements, if it elects to measure eligible financial instruments at fair value. The standard is effective for the Company beginning in its fiscal year ending June 30, 2009.
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
NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT
During the three and nine months ended March 31, 2007, the Company recorded $5 and $9, respectively, of restructuring costs in connection with the Information Technology Services (ITS) Agreement described below, which are included as part of the Company’s Corporate segment.
During the three and nine months ended March 31, 2007, the Company recorded $4 of asset impairment costs, which are included as part of the Specialty Group operating segment.
In October 2006, the Company entered into an ITS Agreement with Hewlett-Packard (HP), a third-party service provider. Upon the terms and subject to the conditions set forth in the ITS Agreement, HP is providing certain information technology and related services as well as information technology equipment through an operating lease. The services and operating lease began in March 2007 and will continue through October 2013.
The total costs of the ITS Agreement are estimated to be $260. Estimates are based on an annual service fee that will be adjusted periodically based upon updates to services and equipment provided. During the three and nine months ended March 31, 2007, the Company incurred operating costs of $3 under the agreement. At March 31, 2007, the Company’s estimated future obligations under the ITS Agreement are as follows:

Total
2007 (fourth quarter)	$9
2008	41
2009	43
2010	40
2011	38
2012	38
Thereafter	48

Total	$257

In conjunction with implementing the ITS Agreement, the Company is restructuring certain Information Services (IS) activities. The Company expects to incur administrative expenses and restructuring costs of approximately $24 during its fiscal year ending June 30, 2007, primarily associated with transition and severance costs. Transition costs of $5 and $13 were recorded in administrative expense during the three and nine months ended March 31, 2007, respectively. Severance and other related costs of $5 and $9 were recorded as restructuring costs during the three and nine months ended March 31, 2007, respectively. Total restructuring payments through March 31, 2007, were $7 and the total accrued restructuring liability as of March 31, 2007, was $2. Approximately $2 of administrative and restructuring costs are expected to be incurred in the fourth quarter of the Company’s fiscal year ending June 30, 2007, which is primarily comprised of transition fees to HP and employee severance. The Company does not expect to incur additional IS restructuring charges in fiscal year 2008.

NOTE 3. BUSINESSES ACQUIRED
The Company purchased bleach businesses in Canada, effective December 29, 2006, and in certain Latin American countries, effective February 28, 2007, for an aggregate price of $123, with the objective of expanding its global bleach business. The Company anticipates closing the final portion of its bleach business acquisition in Colombia for an aggregate price of $3 in the fourth quarter of fiscal year 2007. The closing is subject to regulatory and other customary approvals and closing conditions.
In connection with the purchases, the Company acquired brand trademarks in Canada and Latin America, license agreements in Latin America, and manufacturing facilities in Canada and Venezuela. Employees at the manufacturing facilities transferred to the Company. Net assets, acquired at fair value, included inventory of $1 and other assets of $12, property, plant and equipment of $8, goodwill of $84, trademarks of $10 and licenses of $8. The trademarks in Canada will be amortized over a period of 5 years and the licenses in the Latin American countries will be amortized over a period of 3 years. Goodwill represents a substantial portion of the acquisition proceeds due to the high barriers to enter into these foreign markets. Additional changes to the fair values of the assets acquired and liabilities assumed may be recorded as the Company finalizes its determination of the fair value of intangible assets acquired.
The transaction is structured as an all cash acquisition and operating results of the acquired businesses are included in the consolidated net earnings of the Household Group – North America and International segments for the three and nine months ended March 31, 2007, from their respective dates of acquisition. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.
NOTE 4. DISCONTINUED OPERATIONS
On December 22, 2006, the Company sold certain assets remaining from its discontinued operation in Brazil, which has been accounted for as a discontinued operation. This transaction resulted in an income tax benefit of $5, which was recorded in discontinued operations during the nine months ended March 31, 2007.
The consolidated statements of earnings for the nine months ended March 31, 2006, include discontinued operations related to the Company’s exchange of its ownership interest in a subsidiary for Henkel KGaA’s (Henkel) interest in the Company’s common stock.
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
At March 31, 2007 and June 30, 2006, the Company’s derivative financial instruments are recorded at fair value in the Condensed Consolidated Balance Sheets as assets (liabilities) as follows:

	3/31/2007	6/30/2006
Current assets:
Commodity purchase contracts	$3	$11

Other assets:
Commodity purchase contracts	1	1

Current liabilities:
Commodity purchase contracts	(2)	—
The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below at:

	3/31/2007		6/30/2006
	Notional	Fair Value	Notional	Fair Value
Foreign exchange	$40	$—	$47	$—
Commodity purchase	85	2	84	12
Fair value contracts	24	—	21	—
Exposure to counterparty credit risk is considered low because these agreements have been entered into with creditworthy institutions and the contracts contain appropriate margin requirements.

NOTE 6. INVENTORIES
Inventories consisted of the following at:

	3/31/2007	6/30/2006
Finished goods	$287	$224
Raw materials and packaging	83	81
Work in process	4	5
LIFO allowances	(21)	(14)
Allowance for obsolescence	(7)	(4)

Total	$346	$292

NOTE 7. OTHER ASSETS
Other assets consisted of the following at:

	3/31/2007	6/30/2006
Pension benefit assets	$99	$106
Equity investments	46	45
Investment in low-income housing partnerships	24	23
Investment in insurance contracts	38	39
Non-qualified retirement plan assets	13	15
Other	30	29

Total	$250	$257

NOTE 8. OTHER LIABILITIES
Other liabilities consisted of the following at:

	3/31/2007	6/30/2006
Venture agreement net terminal obligation	$263	$261
Retirement healthcare benefits	82	88
Qualified and nonqualified pension plans	50	49
Nonqualified deferred compensation plans	53	50
Environmental remediation	23	27
Long-term disability post-employment obligation	28	24
Other	57	48

Total	$556	$547

NOTE 9. NET EARNINGS PER COMMON SHARE
Net earnings per common share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding each period on an unrounded basis. Diluted EPS reflects the earnings dilution that could occur from common shares that may be issued through stock options, restricted stock awards, performance units and other equity instruments. The weighted average number of common shares outstanding used to calculate basic and diluted EPS was as follows (in thousands):

	Weighted Average Number of Common Shares Outstanding for the
	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Basic	151,469	150,364	151,341	150,426
Stock options, restricted stock awards and other	2,501	2,541	2,481	2,345

Diluted	153,970	152,905	153,822	152,771

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Stock options	31	355	333	446
During the three and nine months ended March 31, 2007, the Company issued 557,896 and 1,912,431 shares of common stock, respectively, and during the three and nine months ended March 31, 2006, the Company issued 758,550 and 1,566,079 shares of common stock, respectively, pursuant to stock option exercises, the vesting of restricted stock awards, performance unit redemption and director fees.
On November 14, 2006, the Company retired 91 million shares of its treasury stock. These shares are now authorized but unissued. In accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletin, the treasury stock retirement resulted in a reduction of the following on the Company’s Condensed Consolidated Balance Sheet: treasury stock by $4,137, common stock by $91 and retained earnings by $4,046. There was no effect on the Company’s overall equity position as a result of the retirement.
NOTE 10. COMPREHENSIVE INCOME
Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ equity (deficit), net of tax. Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Net earnings	$129	$110	$337	$302

Other comprehensive gains (losses), net of tax:
Foreign currency translation adjustments	3	(6)	19	1
Net derivative adjustments	5	—	(4)	(2)

Total comprehensive income	$137	$104	$352	$301

NOTE 11. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income and health care plans:

	Retirement Income Plans for the
	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Components of net periodic benefit cost (income):
Service cost	$3	$4	$8	$10
Interest cost	8	6	21	19
Expected return on plan assets	(7)	(7)	(20)	(20)
Amortization of unrecognized items	3	4	7	12

Total net periodic benefit cost	$7	$7	$16	$21

	Health Care Plans for the
	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Components of net periodic benefit cost (income):
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	3
Amortization of unrecognized items	—	—	(1)	—

Total net periodic benefit cost	$1	$1	$3	$4

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
The Company is a party to letters of credit of $24, primarily related to one of its insurance carriers.
The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2007.

NOTE 13. CONTINGENCIES
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $23 and $27 at March 31, 2007 and June 30, 2006, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2007 and June 30, 2006. The Company is subject to a cost-sharing arrangement with another party for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. The other party in this matter recently reported a substantial net loss for 2006 and expectations of continuing challenges in 2007. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (MDEQ), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of California, Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the non-cash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices. On September 1, 2006, the Company filed a motion to dismiss the case. On November 3, 2006, the plaintiff filed an amended complaint naming additional defendants and asserting additional claims including allegations of violations of Section 16(b) of the Securities Exchange Act of 1934. On December 1, 2006, the Company removed the case to the United States District Court for the Northern District of California. On December 22, 2006, the Company filed a motion to dismiss the amended complaint. On April 27, 2007, the parties entered into a stipulation whereby they agreed, subject to court approval, that the amended complaint will be dismissed and that the plaintiff will have until May 30, 2007, to demand that the Board of Directors (Board) pursue the claims in the amended complaint on behalf of the Company. The plaintiff will have 30 days from the date of the Board’s response to this demand letter in which to file a second amended complaint challenging the Board’s decision.
While there can be no assurance as to the ultimate disposition of this action, the Company does not believe that its resolution will have a material adverse effect on its financial position, results of operations or cash flows. Since the Company believes that the likelihood of sustaining material losses is remote, the Company has not accrued a liability at March 31, 2007.
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
Household Group — North America: Includes United States (U.S.) bleach, cleaning, water-filtration, auto-care and professional products, and all products marketed in Canada.
Specialty Group: Includes the plastic bags, wraps and containers businesses marketed in the U.S., charcoal, cat litter, and food products.
International: Includes exports and operations outside the U.S. and Canada.
Corporate includes certain nonallocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other nonoperating income and expense.
The table below represents operating segment information.

	Net Sales
	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Household Group — North America	$557	$531	$1,590	$1,550
Specialty Group	499	466	1,389	1,296
International	185	160	524	479

Total Company	$1,241	$1,157	$3,503	$3,325

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Household Group — North America	$175	$162	$500	$493
Specialty Group	131	110	347	281
International	38	33	106	101
Corporate	(151)	(137)	(449)	(433)

Total Company	$193	$168	$504	$442

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 26% of consolidated net sales for the three and nine months ended March 31, 2007, and 25% and 26% of consolidated net sales for the three and nine months ended March 31, 2006, respectively.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
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
The Company reports its operations in three operating segments: the Household Group – North America, Specialty Group and International. The Household – North America segment includes U.S. bleach, cleaning, water-filtration, auto-care and professional products and all products marketed in Canada. The Specialty segment includes the plastic bags, wraps and containers businesses, charcoal, cat litter and food products marketed in the U.S. The International segment includes operations outside the U.S. and Canada.
The Company reported strong net earnings growth for the three and nine months ended March 31, 2007. The Company reported net earnings of $129 and $337 and diluted earnings per common share of $0.84 and $2.19 for the three and nine months ended March 31, 2007, respectively. This compares to net earnings of $110 and $302 and diluted earnings per common share of $0.72 and $1.98 for the three and nine months ended March 31, 2006, respectively. Results for the three and nine months ended March 31, 2007 were bolstered by volume and net sales growth across all of the Company’s operating segments. However, the Company continues to face a challenging cost environment and competitive activity in the market place. The Company is addressing these challenges through its on-going cost savings programs, innovative product improvements and new products, and advertising and trade promotional spending to support its brands.
In addition to the focus on delivering the Company’s fiscal year 2007 financial targets, the Company is refreshing its long-term strategy. This strategy renewal will build off of the successful strategy that is currently in place.
Other key fiscal year-to-date 2007 highlights are summarized as follows:
•	The Company’s segments reported an overall 5% increase in net sales for the nine months ended March 31, 2007, primarily driven by price increases implemented in the prior fiscal year (see “Results of Operations” below for more information).

•	In January 2007, the Company named Larry Peiros as executive vice president and chief operating officer – Clorox North America, Beth Springer as executive vice president – strategy and growth, and Frank Tataseo as executive vice president – functional operations.

•	The Company announced on December 20, 2006, that it had entered into a definitive agreement to purchase bleach businesses in Canada and certain countries in Latin America. The Company acquired the bleach business in Canada on December 29, 2006, and the bleach businesses in Ecuador, Dominican Republic, Venezuela and Uruguay on February 28, 2007. The Company anticipates closing the final portion of its bleach business acquisition in Colombia in the fourth quarter of fiscal year 2007.

•	In October 2006, as part of its continuing efforts to cut costs and enhance margins, the Company entered into an Information Technology Services Agreement (ITS Agreement) with Hewlett-Packard (HP), a third-party service provider, effective in March 2007. In conjunction with implementing the ITS Agreement, the Company is restructuring certain Information Services (IS) activities.

•	Donald R. Knauss was named chairman and chief executive officer (CEO), effective October 2006. He succeeded Robert W. Matschullat who served as the Company’s interim chairman and interim CEO.

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
Results of Operations
Management’s discussion and analysis of the results of operations, unless otherwise noted, compares the three and nine months ended March 31, 2007 (the “current periods”), to the three and nine months ended March 31, 2006 (the “prior periods”), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	3/31/2007	3/31/2006	% Change	3/31/2007	3/31/2006
Diluted net earnings per common share from continuing operations	$0.84	$0.72	17%

Net sales	$1,241	$1,157	7%	100.0%	100.0%
Gross profit	537	480	12	43.3	41.5
Selling and administrative expenses	162	140	16	13.1	12.1
Advertising costs	121	112	8	9.8	9.7
Research and development costs	26	25	4	2.1	2.2

	Nine Months Ended			% of Net Sales
	3/31/2007	3/31/2006	% Change	3/31/2007	3/31/2006
Diluted net earnings per common share from continuing operations	$2.16	$1.97	10%

Net sales	$3,503	$3,325	5%	100.0%	100.0%
Gross profit	1,497	1,382	8	42.7	41.6
Selling and administrative expenses	477	445	7	13.6	13.4
Advertising costs	347	324	7	9.9	9.7
Research and development costs	79	73	8	2.3	2.2
Diluted net earnings per common share from continuing operations increased by $0.12 and $0.19 in the current periods, respectively, compared to prior periods. This increase was driven primarily by increased net sales and improved gross profit, partially offset by increased selling and administrative expenses, increased advertising costs and restructuring costs associated with the ITS Agreement (see “Restructuring and asset impairment costs” below).
Net sales increased 7% and 5% in the current periods, respectively, compared to the prior periods while volume grew 8% and 2% in the current periods, respectively, compared to the prior periods.
Volume growth in the current quarter as compared to the year-ago quarter reflected higher shipments in the Company’s three operating segments. The strongest growth was in home-care and auto-care products in the Household Group – North America segment, cat litter in the Specialty Group segment, and products in Latin America in the International segment. Volume growth outpaced sales growth, primarily due to higher trade-promotion spending to support brands facing competitive pressure and product and channel mix.
Volume growth during the nine-month period as compared to the year-ago period was primarily driven by increased shipments of home-care and cat litter products as well as increased shipments in Latin America. These increases were partially offset by reduced shipments of Glad® and certain laundry products due to the anticipated impact of the prior year price increases. Net sales outpaced the change in volume during this period, primarily due to the benefits of the prior year price increases.
Gross profit increased 180 basis points and 110 basis points as a percentage of sales for the current periods respectively, compared to the prior periods. This increase was primarily driven by increased cost savings and price initiatives, partially offset by increased trade-promotion spending and manufacturing and logistics costs. In addition, the increase for the nine-month period was partially offset by increased commodity costs.

Selling and administrative expenses increased by 16% and 7% in the current periods respectively, compared to the prior periods, primarily due to transition fees related to the Company’s ITS Agreement (see “Restructuring and asset impairment costs” below) and increased employee benefit costs.
The Company anticipates incremental administrative expenses in the fourth quarter of fiscal year 2007 and in fiscal year 2008 in support of the Company’s long-term strategy, which will be introduced during a conference for the investment community on May 24, 2007.
Advertising costs increased by 8% and 7% in the current periods respectively, compared to the prior periods, due primarily to incremental spending to support base and new products.
Research and development costs increased by 4% and 8% in the current periods respectively, compared to the prior periods, primarily due to increased spending to support the Company’s initiatives in developing new products and product improvements.
Restructuring and asset impairment costs were $9 and $13 in the current periods, respectively. During the current periods, the Company recorded $5 and $9, respectively, of restructuring costs in connection with the ITS Agreement as described below, which are included as part of the Company’s Corporate segment.
During the current periods, the Company recorded $4 of asset impairment costs, which are included as part of the Specialty Group operating segment.
In October 2006, the Company entered into an ITS Agreement with HP. Upon the terms and subject to the conditions set forth in the ITS Agreement, HP is providing certain information technology and related services as well as information technology equipment through an operating lease. The services and operating lease began in March 2007 and will continue through October 2013. The total costs of the ITS Agreement are estimated to be $260. Estimates are based on an annual service fee that will be adjusted periodically based upon updates to services and equipment provided.
In conjunction with implementing the ITS Agreement, the Company is restructuring certain IS activities. The Company expects to incur administrative expenses and restructuring costs of approximately $24 during its fiscal year ending June 30, 2007, primarily associated with transition and severance costs. Transition costs of $5 and $13 were recorded in administrative expense during the current periods, respectively. Severance and other related costs of $5 and $9 were recorded as restructuring costs during the current periods, respectively. Total restructuring payments through March 31, 2007, were $7 and the total accrued restructuring liability as of March 31, 2007, was $2. Approximately $2 of administrative and restructuring costs are expected to be incurred in the fourth quarter of the Company’s fiscal year ending June 30, 2007, which is primarily comprised of transition fees to HP and employee severance. The Company does not expect to incur additional IS restructuring charges in fiscal year 2008.
Interest expense decreased $5 and $9 in the current periods, respectively, compared to the prior periods, primarily due to lower debt levels, partially offset by higher interest rates.
Other (income) expense, net was ($2) and ($9) for the current periods, respectively, compared with $2 for both of the prior periods. Operating losses from the Company’s investment in low-income housing partnerships decreased by $5 and $11 for the current periods respectively, as the Company diminishes its basis in the remaining partnerships. The net changes were partially offset by other smaller items.
The effective tax rate on continuing operations was 33.3% and 34.1% for the current periods, respectively, as compared to 34.5% and 31.9% for the prior periods, respectively, on an unrounded basis. The lower rate in the current quarter is due principally to changes in prior year federal tax accruals and higher estimated domestic manufacturing deductions, offset partially by changes in tax contingency accruals. The lower rate for the nine months ended March 31, 2006, resulted primarily from a reduction in withholding tax on earnings repatriated under the American Jobs Creation Act and changes in tax contingency accruals.
Earnings from discontinued operations were zero and $5 in the current periods, respectively. The $5 represents an income tax benefit related to the sale of certain assets remaining from the Company’s discontinued operations in Brazil. The Company discontinued its operations in Brazil in fiscal year 2003.

Segment Results
The table below represents operating segment information:

	Net Sales
	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Household Group — North America	$557	$531	$1,590	$1,550
Specialty Group	499	466	1,389	1,296
International	185	160	524	479

Total Company	$1,241	$1,157	$3,503	$3,325

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006
Household Group — North America	$175	$162	$500	$493
Specialty Group	131	110	347	281
International	38	33	106	101
Corporate	(151)	(137)	(449)	(433)

Total Company	$193	$168	$504	$442

Household Group — North America
The Household Group – North America reported net sales growth of 5% and 3%, and volume growth of 9% and 1%, for the current periods, respectively, as compared to the prior periods. Increased shipments in the current periods were primarily driven by increased shipments of Clorox® Disinfecting Wipes due to higher trade-promotion spending in response to competitive activity. Also contributing to the volume increase were the launch of Clorox® Disinfecting Cleaner and increased shipments of Armor All® auto-care products due to improved trade-promotion spending and favorable March weather. Volume increases in the nine-month period were partially offset by decreased volumes in Clorox 2® color-safe bleach and other products facing competitive pressure.
Volume growth outpaced net sales growth in the three-month period primarily due to the impact of product and channel mix and increased trade-promotion spending. Net sales growth outpaced volume growth for the nine-month period primarily due to the benefits of the prior year price increases.
Earnings from continuing operations before income taxes increased 8% and 1% in the current periods, respectively, as compared to the prior year periods. The increase for both periods primarily reflects higher net sales and cost savings, partially offset by increased trade spending and product and channel mix. Additional factors contributing to the increase during the nine-month period were the benefits from the prior year price increases, partially offset by increased commodity and logistics costs, and increased advertising and sales promotion costs.

Specialty Group
The Specialty Group reported net sales growth of 7% for both periods, and volume growth of 6% and 1%, for the current periods, respectively, as compared to the prior periods. Increased shipments in the current periods were primarily driven by Fresh Step® scoopable cat litter, behind a significant product improvement, and by charcoal, which benefited from an earlier start of daylight savings time and favorable March weather. Also contributing to the volume growth in the three-month period were higher shipments of Glad® trash bags due to increased trade-promotion spending. Volume growth in the nine-month period was partially offset by decreased Glad® trash bags shipments due to price increases and competitive activity.
Net sales growth outpaced volume growth in both periods primarily due to the benefit of price increases in litter, charcoal and Glad®, partially offset by increased trade-promotion spending to address competitive activity, particularly in the trash bag category.
Earnings from continuing operations before income taxes increased 19% and 23% in the current periods, respectively, as compared to the prior year periods. This increase in the current periods reflects higher net sales primarily due to increased volume, cost savings and pricing initiatives, partially offset by higher advertising and sales promotion spending, and manufacturing and logistic costs. In the three-month period, the increase in earnings from continuing operations before income taxes was partially offset by higher trade-promotion spending, primarily in response to competitive activity for Glad® trash bags. In the nine-month period, product mix also contributed to the increase in earnings from continuing operations before income taxes.
International
The International segment reported net sales growth of 16% and 9%, and volume growth of 13% and 8%, for the current periods, respectively, as compared to the prior periods. Increased shipments in the current periods were primarily driven by laundry and cleaning products in Latin America due to category growth and from the acquisition of bleach businesses in certain Latin American countries. Net sales growth outpaced volume growth primarily due to the benefit of price increases.
Earnings from continuing operations before income taxes increased 15% and 5% in the current periods, respectively, as compared to the prior year periods. The increases were primarily driven by higher volume, price increases and product mix, partially offset by increased manufacturing and logistic costs.
Corporate
Losses from continuing operations before income taxes attributable to the corporate segment increased by 10% and 4%, for the current periods, respectively, as compared to the prior periods. The increases in the current periods were primarily due to transition and restructuring costs related to the Company’s ITS Agreement, increased employee benefit expenses and higher equity compensation following the adoption of Statement of Financial Accounting Standards (SFAS) No. 123-R, Share-Based Payment. The results were partially offset by decreased operating losses from the Company’s investment in low-income housing partnerships and lower interest expense due to lower debt levels.

Financial Condition, Liquidity and Capital Resources
Operating Activities
The Company’s financial condition and liquidity remain strong as of March 31, 2007. Net cash provided by operations was $427 for the nine months ended March 31, 2007, compared with $221 in the comparable year-ago period. The increase in operating cash flows was primarily due to a $151 income tax settlement payment in the first quarter of fiscal year 2006. Also contributing to the increase were decreases in payments of accounts payable and accrued liabilities primarily due to the timing of payments.
Working Capital
The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, decreased from June 30, 2006 to March 31, 2007, principally due to an increase in current maturities of long-term debt, an increase in notes and loans payable and other smaller items. These were partially offset by an increase in inventories and a decrease in accounts payable and accrued liabilities.
The increase in the current maturities of long-term debt was principally due to the reclassification of a $500 note from long-term debt to short-term due to its maturity in December 2007. The increase in notes and loans payable was driven by a commercial paper issuance to partly finance a $150 long-term debt repayment that matured in March 2007.
The increase in inventory was principally due to the buildup in both the charcoal and food categories to support seasonal sales. The decrease in accounts payable and accrued liabilities was principally due to accounts payable process improvements, lower accrued interest due to debt repayment as well as timing differences, partially offset by higher trade-promotion spending.
Investing Activities
Capital expenditures were $96 during the nine months ended March 31, 2007, compared to $122 in the comparable year-ago period. Capital spending as a percentage of net sales was 2.8%, on an unrounded basis, during the nine months ended March 31, 2007, compared to 3.7%, on an unrounded basis, during the nine months ended March 31, 2006. Lower capital expenditures for the nine months ended March 31, 2007, were driven primarily by lower spending on system enhancement projects compared to the year-ago period.
During the nine months ended March 31, 2007, the Company purchased bleach businesses in Canada and certain Latin American countries for an aggregate price of $123. The Company acquired brand trademarks in Canada and Latin America, license agreements in Latin America, and manufacturing facilities in Canada and Venezuela. Net assets, acquired at fair value, included inventory of $1 and other assets of $12, property, plant and equipment of $8, goodwill of $84, trademarks of $10 and licenses of $8. The trademarks in Canada will be amortized over a period of 5 years and the licenses in the Latin American countries will be amortized over a period of 3 years. Additional changes to the fair values of the assets acquired and liabilities assumed may be recorded as the Company receives further information in future quarters. The Company anticipates closing the final portion of its bleach business acquisition in Colombia for an aggregate price of $3 in the fourth quarter of fiscal year 2007.
Financing Activities
Net cash used for financing activities was $234 for the nine months ended March 31, 2007, as compared with $123 in the comparable year-ago period. The increase is principally due to higher net repayments of borrowings as compared to the year-ago period.
Credit Arrangements
As of March 31, 2007, the Company had a $1,300 domestic credit agreement, $165 of which expires in 2009 with the remainder expiring in 2010. There were no borrowings under this credit agreement, which is available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $75 of foreign working capital credit lines and other facilities at March 31, 2007, of which $35 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of March 31, 2007. The Company does not anticipate any problems in securing future credit agreements.

Share Repurchases
The Company has three share repurchase programs: two open market programs authorized by the Board of Directors in 2002 and 2003, and a program to offset the impact of share dilution related to share-based awards (evergreen program). The 2002 open market program is currently subject to a price cap of $65.00 per share and has $68 remaining authorized for repurchase; the 2003 open market program is currently subject to a price cap of $55.00 per share and has $700 remaining authorized for repurchase. There were no repurchases under the open market programs during the three and nine months ended March 31, 2007 and 2006.
During the nine-month period ended March 31, 2007, the Company acquired 1.4 million shares of its common stock at a total cost of $89 under the evergreen program. In fiscal year 2007, the Company anticipates repurchasing a total of approximately 2 million shares under this program to offset the impact of share dilution from the expected number of annual stock option exercises.
During the nine-month period ended March 31, 2006, the Company acquired 2.4 million shares of its common stock at a total cost of $135 under the evergreen program.
Valuation of Intangible Assets
In the third quarter of 2007, the Company performed its annual review of intangible assets and no instances of impairment were identified.
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
The Company is a party to letters of credit of $24, primarily related to one of its insurance carriers.
The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2007.

Contingencies
The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $23 and $27 at March 31, 2007 and June 30, 2006, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2007 and June 30, 2006. The Company is subject to a cost-sharing arrangement with another party for this matter, under which Clorox has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. The other party in this matter recently reported a substantial net loss for 2006 and expectations of continuing challenges in 2007. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality (MDEQ), which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R. SFAS No. 158 requires an entity to recognize in its balance sheet the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, to the extent such changes are not recognized in earnings as components of net periodic benefit cost. The Company is required to adopt SFAS No. 158 as of the end of its fiscal year ending June 30, 2007. Based on actuarial assumptions at June 30, 2006, the Company anticipates a balance sheet adjustment in its fourth quarter of fiscal year 2007 reducing pension benefit assets, reported in other assets, by approximately $100, increasing other comprehensive losses by approximately $63, and decreasing deferred tax liabilities, reported in deferred income taxes, by approximately $37. There is no impact to the Company’s consolidated statements of earnings or cash flows. This estimated impact may not be reflective of the actual impact, which will be based on the fair value of plan assets and projected benefit obligations upon the adoption of SFAS No. 158 as of June 30, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides the option to measure eligible financial instrument items, which are not otherwise required to be measured at fair value, at fair value. The decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Changes in that instrument’s fair value in subsequent reporting periods must be recognized in current earnings. If elected, the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earning in the year of adoption. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements, if it elects to measure eligible financial instruments at fair value. The standard is effective for the Company beginning in its fiscal year ending June 30, 2009.
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
Cautionary Statement
Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel and chlor-alkali; increases in energy costs; consumer and customer reaction to price increases; customer-specific ordering patterns and trends; the Company’s actual cost performance; changes in the Company’s tax rate; any future supply constraints which may affect key commodities; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks inherent in litigation, including the litigation relating to the cumulative charge resulting from additional stock option compensation expenses relating to prior periods; risks relating to international operations; risks inherent in maintaining an effective system of internal controls including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the success of new products; risks relating to acquisitions, mergers and divestitures; the ability of the Company to successfully implement its long-term strategies; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks particular to the share exchange transaction with Henkel KGaA, the tax indemnification obligations and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management expects, or otherwise, could adversely affect the Company’s earnings.
The Company’s forward-looking statements in this document are based on management’s current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.
Although the Company has taken a number of measures, including price increases, to respond to the economic conditions that have led to increased raw-material and energy costs, there have not been any material changes to the Company’s market risk during the three months and nine months ended March 31, 2007. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Item 4. Controls and Procedures.
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective such that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.
The Company’s management considered the impact of restructuring activities (see Note 2 of the “Notes to Condensed Consolidated Financial Statements” in Item 1) and the purchase of bleach businesses in Canada and certain Latin America countries (see Note 3 of the “Notes to Condensed Consolidated Financial Statements” in Item 1), which are the only significant events that caused changes in internal control over financial reporting in the most recently completed fiscal quarter, and concluded that these events did not result in any material effect, nor are they reasonably likely to result in any material future effect, to the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION (Unaudited)
Item 1. Legal Proceedings.
For information regarding Legal Proceedings, please refer to Note 13 under Part I, Item 1 of this report.
Item 1.A. Risk Factors.
For information regarding Risk Factors, please refer to Part I, Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2007.

	[a]	[b]	[c]	[d]
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	Total Number of		Purchased as Part of	Value) that May Yet
	Shares (or Units)	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased(1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)

January 1 to 31, 2007	—	$—	—	$767,723,099
February 1 to 28, 2007	3,695	$66.26	—	$767,723,099
March 1 to 31, 2007	36,599	$63.36	—	$767,723,099

(1)	The shares purchased in February 2007 relate entirely to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. Of the 36,599 shares purchased in March 2007, 35,536 relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The remaining 1,063 shares purchased were surrenders to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2)	The Board of Directors approved a $500,000,000 share repurchase program on July 17, 2002, of which $67,723,099 remains available for repurchases; and a $700,000,000 share repurchase program on July 16, 2003, all of which remains available for repurchases. The July 17, 2002, program is limited to share repurchases at prices not to exceed $65.00 per share. The July 16, 2003, program is limited to share repurchases at prices not to exceed $55.00 per share. On September 1, 1999, the Company also announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified caps on the price per share or total dollars to be repurchased and therefore is not included in column [d] above.

Item 6. Exhibits.
(a) Exhibits
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S I G N A T U R E
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY (Registrant)

DATE: May 4, 2007	BY	/s/ Thomas D. Johnson Thomas D. Johnson
Vice President – Controller

EXHIBIT INDEX
Exhibit No.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.