Form 10-K
period 2007-06-30
CLOROX CO /DE/
filed 2007-08-24
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2007
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
The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2006 (the last day of the most recently completed second quarter) was approximately $9.6 billion.
As of August 15, 2007, there were 138,371,089 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after June 30, 2007, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2007

PART I
     This Annual Report on Form 10-K (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, the success of the Company’s previously announced Centennial Strategy; the final purchase price and number of shares repurchased under the Company’s accelerated share repurchase agreement; general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel, chlor-alkali and agricultural commodities; increases in energy costs; consumer and customer reaction to price increases; customer-specific ordering patterns and trends; the Company’s actual cost performance; changes in the Company’s tax rate; any future supply constraints that may affect key commodities; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks inherent in litigation; risks relating to international operations; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the success of new products; risks relating to acquisitions, mergers and divestitures; risks relating to changes in the Company’s capital structure; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks related to its November 2004 share exchange transaction with Henkel KGaA, the tax indemnification obligations and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management expects, or increases in debt or changes in credit ratings, or otherwise, could adversely affect the Company’s earnings.
The Company’s forward looking statements in this report are based on management’s current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.
In this Report, unless the context requires otherwise, the terms “the Company” and “Clorox” refer to The Clorox Company and its subsidiaries.
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS.
The Company was founded in Oakland, Calif. in 1913 as the Electro-Alkaline Company. It was reincorporated as Clorox Chemical Corporation in 1922, as Clorox Chemical Co. in 1928 and as The Clorox Company (an Ohio corporation) in 1957, when the business was acquired by Procter & Gamble (P&G). The Company was fully divested by P&G in 1969 and, as an independent Company, reincorporated in 1973 in California as The Clorox Company. In 1986, the Company reincorporated in Delaware.
For further information on recent business developments, refer to the information set forth under the caption “Executive Overview – Fiscal Year 2007 Summary” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 1 and 2 of Exhibit 99.1 hereto, incorporated herein by reference.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
The Company is operated through three reportable industry segments: the Household Group – North America, Specialty Group and International. The Household Group – North America segment includes U.S. laundry, cleaning, water-filtration, auto-care and professional products and all products marketed in Canada. The Specialty Group segment includes the plastic bags, wraps and containers businesses, charcoal, cat litter and food products marketed in the United States. The International segment includes operations outside the United States and Canada. Financial information for the last three fiscal years for each of the Company’s industry segments, reconciled to the consolidated results, is set forth below:

		Household
		Group –
	Fiscal	North	Specialty			Total
(Millions)	Year	America	Group	International	Corporate	Company
Net sales	2007	$2,140	$1,990	$717	$—	$4,847
	2006	2,113	1,892	639	—	4,644
	2005	2,013	1,788	587	—	4,388
Earnings (losses)from continuing operations before income taxes	2007	$671	$534	$141	$(603)	$743
	2006	671	460	129	(607)	653
	2005	629	435	123	(458)	729

Identifiable assets	2007	$1,449	$892	$716	$609	$3,666
	2006	1,356	893	581	786	3,616
	2005	1,338	862	571	846	3,617
NARRATIVE DESCRIPTION OF BUSINESS.
The Company is a leading manufacturer and marketer of consumer products. The Company markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Armor All® and STP® auto care products, Fresh Step® and Scoop Away® cat litters, Kingsford® charcoal briquets, Hidden Valley® and KC Masterpiece® dressings and sauces, Brita® water-filtration systems, and Glad® bags, wraps and containers. In addition the Company has a number of leading brands in international markets, including those sold under the Poett®, Mistolin®, and Ayudin® brand names. The Company manufactures products in more than 20 countries and markets them in more than 100 countries. The Company’s products are sold primarily through mass merchandisers and grocery, warehouse club, dollar, military and other types of retail stores.
PRINCIPAL PRODUCTS.
The products of the Household Group – North America segment include:
•	Laundry additives, including:
•	bleaches, gels, stain removers and color-safe bleaches under the Clorox® and Clorox 2® brands; and
•	Home-care products, including:
•	cleaning products, such as disinfecting and sanitizing sprays and wipes, toilet-bowl cleaners, dilutable and spray glass and surface cleaners, carpet cleaners, reusable cleaning cloths, drain openers, steel-wool soap pads and scrubber sponges, mildew removers, soap-scum removers and bathroom cleaners, floor mopping systems, toilet and bath cleaning tools, daily shower cleaners and pre-moistened towelettes, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands.
•	Water-filtration systems and filters under the Brita® brand.

•	Professional products for institutional, janitorial, healthcare and food-service markets, including:

•	bleaches, toilet-bowl cleaners, disinfectants, sanitizers, dish detergents, disinfecting sprays and wipes, dilutable cleaners, clog removers, cleaners, steel-wool soap pads, mildew removers, soap scum removers and bathroom cleaners primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, Tilex® and S.O.S® brands. Dressings, barbecue sauces, browning sauce, food-storage bags, wraps, trash bags and charcoal briquets primarily under the Hidden Valley Ranch®, KC Masterpiece®, Kitchen Bouquet®, Glad® and Kingsford® brands.
•	Auto-care products, including:
•	protectants, cleaners and wipes, tire- and wheel-care products, washes, waxes and automotive fuel and oil additives, primarily under the Armor All® and STP® brands.
•	All products marketed in Canada.
The products of the Specialty Group segment include:
•	Plastic bags, wraps and containers, under the Glad® brand.

•	Cat litter products, including:
•	clay (clumping and non-clumping) and silica gel-based cat litters with odor-eliminating carbon, primarily under the Fresh Step® and Scoop Away® brands.
•	Food products, including:
•	salad dressings and dip mixes, seasoned mini-croutons, seasonings, sauces and marinades, primarily under the Hidden Valley® and KC Masterpiece® brands.
•	Charcoal products, including:
•	charcoal briquets, charcoal lighter fluid and wood chips under the Kingsford® and Match Light® brands.
The products of the International segment include:
•	In Asia-Pacific:
•	bleaches, liquid household cleaners, sponges, scouring pads, disposable gloves, nonstick baking paper, aluminum foil, foil trays, cleaning cloths, wraps and bags, containers, auto-care products, dressings and cat litter primarily under the Glad®, Chux®, Mono®, Astra®, Armor All®, STP®, Handy Andy®, OSO®, Yuhanrox®, Ever Clean® and Clorox® brands.
•	In Latin America:
•	bleaches, disinfecting wipes, waxes, auto-care products, liquid household cleaners, toilet-bowl cleaners, bathroom cleaners, disinfecting sprays, cleaning utensils, brooms, candles, air fresheners and fabric refreshers, insecticides and water filtration products primarily under the Clorox®, PinoLuz®, Blanquita®, Arela®, Emperatriz®, Lustrillo®, Mortimer®, Luminosa®, Ayudin®, Limpido®, Clorinda®, Los Conejos®, Poett®, Mistolin®, Lestoil® and Bon Bril® brands.
The Company has two product lines that have accounted for 10% or more of total consolidated net sales during each of the past three fiscal years. Sales of Clorox® liquid bleach represented 12%, 13% and 11% of the Company’s total consolidated net sales in fiscal years 2007, 2006 and 2005, respectively. Sales of Glad® trash bags represented approximately 14%, 14% and 12%, respectively, of total consolidated net sales in fiscal years 2007, 2006 and 2005.
PRINCIPAL MARKETS – METHODS OF DISTRIBUTION. Most of the Company’s nondurable household consumer products are nationally advertised and sold within the United States to mass merchandisers, warehouse clubs and dollar, military and other types of retail stores primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a network of brokers. Within the United States, the Company also sells institutional versions of many of its products. Outside the United States, the Company sells consumer products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS.
The following table shows net sales and long-lived assets by geographic area for the last three fiscal years.
Net Sales by Geographic Area:

(Millions)	2007	2006	2005
Foreign	$870	$766	$696
United States	3,977	3,878	3,692
Long-Lived Assets at June 30:

(Millions)	2007	2006	2005
Foreign	$129	$117	$116
United States	847	887	883
SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company purchases raw materials, packaging supplies and energy from numerous unaffiliated domestic and international suppliers, some of which are sole suppliers. Interruptions in the delivery of these materials or services could adversely impact the Company. Key raw materials used by the Company include resin, chlor-alkali, linerboard, soybean oil, diesel, solvent and other chemicals. Significant raw materials were available from a sufficient number of sources during fiscal year 2007, although costs for certain raw materials were higher than prior-year levels, continuing a trend that began during the 2005 fiscal year. The Company generally utilizes supply and forward-purchase contracts to help ensure availability of raw materials at the quantity and quality standards needed in its operations. The Company is exposed to changes in the price of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 15 of Exhibit 99.1 hereto and “Risk Factors – Price increases in raw materials, energy, transportation and other necessary supplies or services could harm the Company’s profits” in Item 1.A.
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
SEASONALITY. Most sales of the Company’s charcoal briquets and, to a lesser extent, food and auto-care product lines occur in the first six months of each calendar year. Operating cash flow is used to build inventories of those products in the off-season.
CUSTOMERS AND ORDER BACKLOG. In each of fiscal years 2007, 2006 and 2005, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its domestic and international affiliates, were 26% of the Company’s total consolidated net sales. Order backlog is not a significant factor in the Company’s business.
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
RESEARCH AND DEVELOPMENT. The Company conducts research and development primarily at its Technical Center in Pleasanton, Calif. and its research and development facility in Buenos Aires, Argentina. The Company devotes significant resources and attention to product development, process technology and researching consumer insights to develop consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $108 million, $99 million and $88 million in fiscal years 2007, 2006 and 2005, respectively, on direct research activities relating to the development of new products or the maintenance and improvement of existing products. None of this research activity was customer sponsored. For further information regarding the Company’s research and development costs, see “Research and development costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 5 of Exhibit 99.1 hereto.

ENVIRONMENTAL MATTERS. For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liability risks” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.
NUMBER OF PERSONS EMPLOYED. At June 30, 2007, the Company employed approximately 7,800 people.
AVAILABLE INFORMATION. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, are available on the Company’s Internet Web site, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at www.thecloroxcompany.com under Investors/Financial Information/SEC Filings. Information relating to corporate governance at Clorox, including the Company’s Code of Conduct, Board of Directors Governance Guidelines and Board Committee charters, including charters for the Management Development and Compensation Committee, the Audit Committee, the Finance Committee and the Nominating and Governance Committee, is available at www.thecloroxcompany.com under Company Information/Corporate Governance. The Company will provide any of the foregoing information without charge upon written request to Manager of Corporate External Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company’s Internet Web site is not included as a part of, or incorporated by reference into, this Report.
ITEM 1.A. RISK FACTORS
The following risks and uncertainties, as well as other factors described elsewhere in this Report or in other filings by the Company with the SEC, could adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business operations and financial results.
The Company’s operating results and net earnings may not meet expectations.
The Company cannot be certain that its operating results and net earnings will meet its expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then its actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:
•	the introduction of new products and line extensions by the Company or its competitors;

•	the mix of products with varying profitability sold in a given quarter;

•	the mix of products sold within channels and different countries with varying profitability in a given quarter;

•	the Company’s ability to control internal costs;

•	significant increases in the costs of energy, transportation or key raw materials including but not limited to resin, chlor-alkali, linerboard, soybean oil, diesel, solvent and other chemicals;

•	the effectiveness of the Company’s advertising, marketing and promotional programs;

•	changes in product pricing by the Company or its competitors;

•	consumer and customer reaction to price increases;

•	the ability of the Company to execute its strategy;

•	the availability and cost of debt financing;

•	the ability of the Company to maintain and enhance profits in the face of a consolidating retail environment;

•	the ability of the Company to successfully implement and achieve the expected benefits of its process improvement initiatives;

•	the ability of the Company to achieve its business plans, including volume growth and pricing plans, as a result of high levels of competitive activity;

•	the ability of the Company to penetrate and grow international markets;

•	the ability of the Company to maintain key retail customer relationships;

•	the ability of the Company to generate expected cost savings and efficiencies;

•	the ability of the Company to maintain the value of its brands;

•	the ability of the Company to successfully manage regulatory, tax and legal matters, including resolution of pending matters within current estimates;

•	changes to cash flow resulting from tax payments, tax settlements and share repurchases;

•	the ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;

•	the impact of any litigation or product liability claims;

•	fluctuations in federal, state, local and foreign taxes;

•	expenses for impairment and obsolescence of property, plant and equipment in excess of projections;

•	expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

•	charges resulting from any restructuring that management may, from time to time, choose to undertake;

•	the ability of the Company to make up for lost revenues resulting from divestitures;

•	the impact of changing accounting principles and standards;

•	significant increases in interest rates, insurance costs, or in pension, healthcare or other employee benefit costs;

•	the ability to attract and retain qualified personnel;

•	the impact of environmental remediation costs, including those for which the Company is jointly and severally liable;

•	the impact of currency fluctuations;

•	the impact of foreign import and export restrictions or other trade regulations; and

•	the impact of general economic conditions in the United States and in other countries in which the Company currently does business.
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
The Company faces intense competition in its markets, which could lead to reduced profitability.
The Company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the Company’s products compete with other widely-advertised brands within each product category and with “private label” brands and “generic” nonbranded products of grocery chains and wholesale cooperatives in certain categories, which typically are sold at lower prices. The Company also encounters competition from similar and alternative products, many of which are produced and marketed by major multinational or national companies.
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

Some of the Company’s competitors are larger and have financial resources greater than those of the Company. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions or reduce prices and could lead to reduced profits and could adversely affect growth.
Volume growth may be difficult to achieve.
A large percentage of the Company’s revenues come from mature markets that are subject to increased competition. During fiscal year 2007, approximately 82% of the Company’s net sales were generated in U.S. markets. U.S. markets for household products are considered mature and are generally characterized by high household penetration. The Company’s ability to achieve volume growth will depend on its ability to drive growth through innovation and investment in its established brands and its ability to capture market share from competitors. In addition, price increases may slow volume growth or create declines in volume in the short term as consumers adjust to price increases. If the Company is unable to increase market share in existing product lines, or develop innovation to grow its product categories, or develop, acquire or successfully launch new products, it may not achieve its volume growth objectives.
Price increases in raw materials, energy, transportation and other necessary supplies or services could harm the Company’s profits.
Significant increases in the cost of raw materials including resin, chlor-alkali, linerboard, soybean oil, solvent and other miscellaneous chemicals, or increases in the cost of energy, transportation and other necessary services, may harm the Company’s profits and operating results. In particular, during fiscal years 2006 and 2005, the Company experienced unprecedented levels of price increases for certain of its raw materials and diesel fuel and energy costs, primarily as a result of supply interruptions caused by hurricanes Katrina and Rita and strong demand versus available supply. This challenging commodity environment continued through fiscal year 2007, and the Company also experienced increases in agricultural commodity prices in fiscal year 2007. If price increases for any of the primary raw materials or other necessary supplies or services occur and the Company is not able to increase the prices of its products or achieve cost savings to offset such price increases, its profits and operating results may be harmed. In addition, if the Company increases the prices of its product in response to increases in commodities costs, and the commodity costs decline, the Company may not be able to sustain its price increases.
In addition, in some cases, the Company relies on a limited number of suppliers or sole suppliers for its raw materials or other necessary supplies. If the Company is unable to maintain supplier arrangements and relations or if it is unable to contract with suppliers at the quantity and quality levels needed for its business, it could experience disruptions in production and its financial results could be adversely affected. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 and 15 of Exhibit 99.1 hereto, incorporated herein by reference.
The Company may not successfully develop and introduce new products and line extensions.
The Company’s future performance and growth depends on its ability to successfully develop and introduce new products and line extensions. The Company cannot be certain that it will successfully achieve those goals. The development and introduction of new products requires substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. New product development and marketing efforts have inherent risks, including product development or launch delays, which could result in the Company not being first to market, the failure of new products and line extensions to achieve anticipated levels of market acceptance, and the cost of failed product introductions.

Loss of a significant customer could adversely affect the Company’s business, financial condition and results of operations.
A limited number of customers account for a large percentage of the Company’s net sales. The Company’s largest customer, Wal-Mart Stores, Inc. and its domestic and international affiliated companies, accounted for approximately 26% of the Company’s net sales during fiscal years 2007, 2006 and 2005. During fiscal years 2007, 2006 and 2005, the Company’s five largest customers accounted for 42%, 41% and 40% of its total consolidated net sales, respectively. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to “private-label” or competitors’ products, may harm the Company’s sales. In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease the Company’s business, financial condition and results of operations would be harmed.
Failure to effectively respond to customer demands could adversely affect the Company’s margins and results of operations.
In recent years, the Company experienced a consumer purchasing trend away from traditional grocers and toward mass merchandisers, which include super centers and dollar and club stores. This trend resulted in the increased size and influence of these mass merchandisers, who may demand lower pricing or special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If the Company does not effectively respond to the demands of these mass merchandisers as well as to those of traditional grocers, they could decrease their purchases from the Company, causing the Company’s sales and profits to decline.
Acquisitions and new venture investments may not be successful.
In connection with the Company’s Centennial Strategy, it may seek to increase growth through acquisitions. Not only is the identification of good acquisition candidates difficult and competitive, but these transactions also involve numerous risks, including the ability to:
•	successfully integrate acquired companies, products or personnel into the Company’s existing business;

•	achieve expected synergies and obtain the desired financial or strategic benefits from acquisitions;

•	retain key relationships with employees, customers, partners and suppliers of acquired companies; and

•	maintain uniform standards, controls, procedures and policies throughout acquired companies.
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
In addition, any future new venture investments may not be successful. In fiscal year 2008, the Company will terminate certain new venture investments resulting in charges related to the write-down of such investments. For additional information, see “Restructuring and asset impairment costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 and 6 of Exhibit 99.1 hereto, incorporated herein by reference.

Operations outside the United States expose the Company to uncertain conditions and other risks in international markets.
The Company’s sales outside the United States were approximately 18% of net sales in fiscal year 2007, and its strategy includes expanding its international business. As of June 30, 2007, the Company owned and operated 21 manufacturing facilities outside the United States. The Company has and will continue to face substantial risks associated with having foreign operations, including:
•	economic or political instability in its international markets, particularly in Colombia and Venezuela;

•	restrictions on or costs relating to the repatriation of foreign profits to the United States; and

•	the imposition of tariffs or trade restrictions.
These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. The Company’s small volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.
Also, the Company’s operations outside the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors, and potentially adverse tax consequences.
The Company is also exposed to foreign currency exchange rate risk with respect to its sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, it is not fully protected against foreign currency fluctuations and its reported earnings will be affected by changes in foreign exchange rates.
The share exchange with Henkel KGaA (Henkel) could result in significant tax liability.
On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel’s approximately 61.4 million shares of the Company’s common stock, which represented approximately 29% of the Company’s common stock prior to the exchange. At the time of the share exchange with Henkel, the Company received an opinion from its special tax counsel to the effect that, among other things, the share exchange should qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the “Code”) and that the Company should recognize no gain or loss upon the distribution of its subsidiary’s stock to Henkel for U.S. federal income tax purposes. In addition, at the time of the share exchange, Henkel received an opinion from its special tax counsel to the effect that, among other things, the share exchange of the subsidiary’s stock to Henkel should qualify as a tax-free distribution under Section 355 of the Code for U.S. federal income tax purposes. These opinions were based in part upon various factual representations that Henkel and the Company made. The Company is not aware of any facts or circumstances that would cause such representations to be untrue or incomplete in any material respect. Nonetheless, the Company cannot be certain that the share exchange will qualify for tax-free treatment to it or to Henkel. The Company did not apply for an advance tax ruling from the Internal Revenue Service (the “IRS”) with respect to the U.S. federal income tax consequences of the share exchange. Opinions of counsel are not binding on the IRS, and the conclusions expressed in the opinions could be challenged by the IRS.
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
In general, pursuant to the tax matters agreement that the Company entered into with Henkel in connection with the share exchange, the Company agreed to be responsible for any taxes, including the taxes of Henkel, that result from certain of the Company’s actions or that result from the Company’s breach of a representation or a covenant that it has given in connection with the tax opinion delivered to the Company by its special tax counsel and the tax opinion delivered to Henkel by its special tax counsel, described above, in a manner that causes the share exchange to fail to qualify for tax-free treatment under Section 355 of the Code. Henkel has agreed to similar obligations in the tax matters agreement. The Company’s indemnification obligations to Henkel are not limited in amount or subject to any cap. If the Company is required to indemnify Henkel under the circumstances set forth in the tax matters agreement, it may be subject to substantial liabilities that may materially affect its liquidity and, therefore, its ability to service the senior notes it issued in connection with the share exchange.

Resolutions of tax disputes may impact the Company’s earnings and cash flow.
Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes accruals for certain tax contingencies when, despite the belief that its tax return positions are fully supported, it believes that certain positions will be challenged and that its positions may not be fully sustained. The tax-contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law development and emerging legislation. The Company’s effective tax rate includes the impact of tax-contingency accruals and changes to the accruals, including related interest and penalties, as considered appropriate by management. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution.
The IRS has completed audits of the Company’s income tax returns through the fiscal year ended June 30, 2002. In April 2005, the Company announced an agreement with the IRS resolving certain tax issues arising in the period from 1997 through 2000. As a result, the Company paid federal and state taxes and interest of $94 million and $151 million during fiscal years 2005 and 2006, respectively. These payments negatively impacted the Company’s cash flows. The Company had previously accrued for this contingency and released tax-contingency accruals associated with this settlement in the third quarter of fiscal year 2005. In June 2007, the Company settled remaining federal tax issues in its fiscal 1997 through 2000 tax years. The Company is in the process of negotiating tax issues for the fiscal year 2001-2002 period, and has settled, or is near settlement of, most of the significant tax issues in that period. Resolution of these matters is not expected to have a material impact on earnings or cash flow. For additional information, refer to the information set forth in Note 19 – Income Taxes of the Notes to Consolidated Financial Statements beginning on page 48 of Exhibit 99.1 hereto, incorporated herein by reference.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109. For additional information, refer to the information set forth in “New Accounting Pronouncements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15 of Exhibit 99.1 hereto, incorporated herein by reference.
Government regulations could impose material costs.
Generally, the manufacture, packaging, labeling, storage, distribution and advertising of the Company’s products and the conduct of its business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the United States, many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission and the Company’s product claims and advertising are regulated by the Federal Trade Commission. In addition, security at certain of our facilities is regulated by the Department of Homeland Security. Most states have agencies that regulate in parallel to these federal agencies. In addition, the Company’s international operations are subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. During the past two years, the Company experienced an increase in the number of regulatory inspections at its facilities in the U.S. If the Company is found to be out of compliance with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results, particularly with respect to its charcoal business. It is possible that the federal government will increase regulation of the transportation, storage or use of certain chemicals to enhance homeland security or protect the environment and that such regulation could negatively impact the Company’s ability to obtain raw material or increase costs.
Product liability claims could adversely affect the Company’s sales and operating results.
The Company may be required to pay for losses or injuries purportedly caused by its products. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use, or inadequate warnings concerning interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. In addition, if one of the Company’s products is found to be defective, the Company could be required to recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or certain product liability claims may be excluded under the terms of the policy.

Environmental matters create potential liability risks.
The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its currently and formerly owned and leased facilities. In addition, some of its present and former facilities have been or had been in operation for many years and, over that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom the Company has sent waste, may in the future be identified and become the subject of remediation. It is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on its results of operations or financial condition.
At June 30, 2007, the Company had a recorded liability of $23 million for its future remediation costs. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability. The Company is subject to a cost-sharing arrangement with another party for this matter, and the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as it and the other party are each responsible for their own such fees. The other party in this matter reported a substantial net loss for calendar year 2006. If the other party with whom the Company shares joint and several liability is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
If the Company is found to have infringed the intellectual property rights of others, its competitiveness could be negatively impacted.
If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and the obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the rights holders are willing to permit the Company to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, operating results and financial condition.

The Company’s substantial indebtedness could adversely affect its operations and financial results and prevent the Company from fulfilling its obligations.
The Company has a significant amount of indebtedness. As of June 30, 2007, the Company had $2.0 billion of debt. In August 2007, the Company incurred additional debt in connection with its accelerated share repurchase program, which it financed through its existing cash flows and the issuance of commercial paper.
The Company’s substantial indebtedness could have important consequences. For example, it could:
•	make it more difficult for the Company to satisfy its cash obligations;

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	limit the Company’s ability to fund potential acquisitions;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, expansion efforts and other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	place the Company at a competitive disadvantage compared to its competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in the Company’s indebtedness, among other things, its ability to borrow additional funds. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could have a significant adverse effect on the Company.
The Company may not have sufficient cash to service its indebtedness and pay cash dividends.
The Company’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts will depend on its ability to generate cash in the future. In addition, the Company’s ability to pay cash dividends will depend on its ability to generate cash and net profits (as defined by Delaware law). The ability to generate cash and net profits, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control.
The Company may incur substantially more debt, which could further exacerbate the risks described above.
The Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes. As of June 30, 2007, approximately $1.3 billion was available to borrow under the Company’s $1.3 billion revolving credit facility. In August 2007, the Company incurred additional debt in connection with its accelerated share repurchase program, which it financed through its existing cash flows and the issuance of commercial paper. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to possible additional downgrades in the Company’s credit rating.
The Company’s manufacturing and other facilities may be subject to disruption from events beyond the Company’s control.
Operations at the Company’s manufacturing facilities may be subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters. In addition, the Company’s corporate headquarters and Technical Center are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations.
Failure to meet market expectations could impact the Company’s stock price.
The market price for the Company’s stock is based, in part, on market expectations for the Company’s sales growth, earning per share and cash flow. Failure to meet these expectations could cause the market price of the Company’s stock to decline rapidly and sharply.

The Company’s continued growth and expansion could adversely affect its internal control over financial reporting, which could harm its business and financial results.
Clorox management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions, providing reasonable assurance that receipts and expenditures are made in accordance with management’s authorization, and providing reasonable assurance that the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets will place significant additional pressure on the Company’s system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and timely or to detect and prevent fraud.
ITEM 1.B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
PRODUCTION AND DISTRIBUTION FACILITIES. The Company owns and operates 24 manufacturing facilities in the United States, 12 of which primarily serve the Household Group–North America segment and 12 of which primarily serve the Specialty Group segment. The Company owns and operates 22 manufacturing facilities internationally, which primarily serve the International segment. The Company also leases six regional distribution centers in the United States, which serve primarily the Household Group–North America and Specialty Group segments, and leases and operates one regional distribution center in Canada. Management believes the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have generally been well maintained. The Company has announced a supply chain restructuring that it expects to complete by fiscal year 2010 which involves closing certain domestic and international manufacturing facilities. For additional information, see “Restructuring and asset impairment costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 and 6 of Exhibit 99.1 hereto, incorporated herein by reference.
OFFICES AND RESEARCH AND DEVELOPMENT FACILITIES. The Company owns its general office building located in Oakland, Calif. The Company also owns its Technical Center and Data Center located in Pleasanton, California. The Company leases its research and development center and its engineering research facilities, which are located in Willowbrook, Ill., Cincinnati, Oh. and Kennesaw, Ga., respectively and its research and development facility at its plant in Buenos Aires, Argentina. Leased sales and other facilities are located at a number of other locations.
ENCUMBRANCES. None of the Company’s owned facilities are encumbered to secure debt owed by the Company.

ITEM 3. LEGAL PROCEEDINGS
On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of California, Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the non-cash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices. On September 1, 2006, the Company filed a motion to dismiss the case. On November 3, 2006, the plaintiff filed an amended complaint naming additional defendants and asserting additional claims including allegations of violations of Section 16(b) of the Securities Exchange Act of 1934. On December 1, 2006, the Company removed the case to the United States District Court for the Northern District of California. On December 22, 2006, the Company filed a motion to dismiss the amended complaint. On April 27, 2007, the parties entered into a stipulation whereby they agreed, subject to court approval, that the amended complaint will be dismissed and that the plaintiff will have until May 30, 2007, to demand that the Board of Directors pursue the claims in the amended complaint on behalf of the Company. The plaintiff has sent the Board a demand letter and the Board is currently reviewing this matter. The plaintiff will have 30 days from the date of the Board’s response to this demand letter in which to file a second amended complaint challenging the Board’s decision.
While there can be no assurance as to the ultimate disposition of this action, the Company does not believe that its resolution will have a material adverse effect on its financial position, results of operations or cash flow. Since the Company believes that the likelihood of sustaining a material loss is remote, the Company has not accrued a liability at June 30, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages, year elected to current position and current titles of the executive officers of the Company as of July 31, 2007, are set forth below:

Name, Age and
Year Elected to Current Position			Title
D.R. Knauss	56	2006	Chairman of the Board and Chief Executive Officer
L.S. Peiros	52	2007	Executive Vice President and Chief Operating Officer – North America
M.B. Springer	43	2007	Executive Vice President – Strategy & Growth
F.A. Tataseo	53	2007	Executive Vice President –Functional Operations
D.J. Heinrich	51	2004	Senior Vice President – Chief Financial Officer
J.P. Kane	55	2005	Senior Vice President – Human Resources & Corporate Affairs
L. Stein	45	2005	Senior Vice President – General Counsel
W. Every-Burns	54	2006	Senior Vice President – International
There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information regarding the Company’s executive officers.
D.R. Knauss was elected chairman and chief executive officer of the Company in October 2006. He was executive vice president of The Coca-Cola Company and president and chief operating officer for Coca-Cola North America from February 2004 until August 2006. Previously, he was president of the Retail Division of Coca-Cola North America from January 2003 through February 2004 and president and chief executive officer of The Minute Maid Company, a division of The Coca-Cola Company from January 2000 until January 2003. Prior to that, he held various positions in marketing and sales with PepsiCo, Inc. and Procter & Gamble and served as an officer in the United States Marine Corps.
L. S. Peiros was elected executive vice president and chief operating officer — North America effective January 2007. He joined the Company in 1981 as a brand assistant. From January 1999 through January 2007, he served as group vice president — household. He served as vice president — corporate marketing services from September 1993 until July 1995, vice president — food products from July 1995 through June 1998, and vice president — household products from June 1998 through January 1999.

M. B. Springer was elected executive vice president — strategy & growth effective January 2007. She joined the Company in August 1990 as an assistant marketing manager. From January 2005 through January 2007, she served as group vice president — specialty. She served as vice president, marketing for Glad products from October 1999 through September 2002 and as vice president, general manager of Glad products from October 2002 through December 2004.
F. A. Tataseo was elected executive vice president — functional operations effective January 2007. He joined the Company in October 1994 as vice president — sales. From July 2004 through January 2007, he served as group vice president — functional operations. He served as vice president — sales from October 1994 through September 1999 and as senior vice president — sales from September 1999 through June 2004.
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
J. P. Kane was elected senior vice president — human resources & corporate affairs effective January 2005. She joined the Company as vice president — human resources in March 2004 and was elected senior vice president — human resources in July 2004. From September 2000 to February 2004, she was employed by Hewlett-Packard Company, most recently as vice president of executive leadership and human resources for corporate functions. Prior to that, she was employed by Bank of America from 1978 to September 2000, most recently as senior vice president of human resources.
L. Stein was elected senior vice president — general counsel effective January 2005. She also served as secretary from September 2005 through May 2007. From January 2000 through January 2005, she was senior vice president — general counsel for H.J. Heinz Company. Immediately prior to that, she spent eight years working for the Company, lastly as its assistant general counsel responsible for regulatory affairs.
W. Every-Burns was elected senior vice president — international effective January 2006. He joined the Company in 1990 as the general manager, sales and marketing — Glad Australia. From January 2005 through January 2006 he served as vice president — general manager, international. From February 1999 through December 2002, he served as vice president — general manager, Australia and New Zealand, and from January 2003 through December 2004 he served as vice president — general manager, Asia Pacific Division.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION.
The Company’s common stock is listed on the New York Stock Exchange. The high and low sales prices quoted for the New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in Note 23 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on pages 57 and 58 of Exhibit 99.1 hereto, incorporated herein by reference.
HOLDERS.
The number of record holders of the Company’s common stock as of July 31, 2007, was 12,526 based on information provided by the Company’s transfer agent.
DIVIDENDS.
The amount of quarterly dividends paid with respect to the Company’s common stock during the past two fiscal years appears in Note 23 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on pages 57 and 58 of Exhibit 99.1 hereto, incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION.
This information appears in Part III, Item 12 hereof.
ISSUER PURCHASES OF EQUITY SECURITIES.
The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2007.

	[a]	[b]	[c]	[d]
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)

April 1 to 30, 2007	1,075	$64.42	—	$767,723,099
May 1 to 31, 2007	141,788	$67.04	140,000	$750,000,000
June 1 to 30, 2007	860,571	$65.91	860,000	$750,000,000

(1)	The shares purchased in April 2007 relate entirely to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. Of the shares purchased in May 2007, 140,000 shares were acquired pursuant to the Company’s share repurchase program to offset the potential impact of dilution resulting from share-based awards. The remaining 1,788 shares relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. Of the shares purchased in June 2007, 860,000 shares were acquired pursuant to the share repurchase program to offset the potential impact of dilution resulting from the exercise of stock options. Of the remaining 571 shares purchased in June 2007, 168 relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The remaining 403 shares purchased were surrenders to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2)	On May 24, 2007 the board of directors approved a $750,000,000 share repurchase program and canceled a $500,000,000 share repurchase program originally authorized on July 17, 2002 and a $700,000,000 share repurchase program originally authorized on July 16, 2003. At May 24, 2007, $67,723,099 and $700,000,000 remained available for repurchases under the programs originally authorized on July 17, 2002 and July 16, 2003, respectively. As of June 30, 2007, $750,000,000 remains available for repurchase under the program authorized on May 24, 2007. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and, therefore, is not included in column [d] above. None of these programs has a specified termination date. On August 13, 2007, the Company announced its agreement to purchase $750,000,000 in shares of its common stock under an accelerated share repurchase (ASR) program. Final settlement of the ASR program is scheduled to take place by January 2008. The final number of shares the Company is repurchasing under the terms of the agreement and the timing of the final settlement will depend on prevailing market conditions, the final discounted volume weighted average share price over the term of the ASR program and any other customary adjustments.
ITEM 6. SELECTED FINANCIAL DATA
This information appears under “Five-Year Financial Summary,” on page 62 of Exhibit 99.1 hereto, incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 3 through 10 of Exhibit 99.1 hereto, incorporated herein by reference.
ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information appears under “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 14 and 15 of Exhibit 99.1 hereto, incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
These statements and data appear on pages 21 through 62 of Exhibit 99.1 hereto, incorporated herein by reference.
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

Changes in Internal Control Over Financial Reporting
The Company’s management considered the impact of restructuring activities (see Note 3 of the “Notes to Consolidated Financial Statements” of Exhibit 99.1 hereto) and the purchase of bleach businesses in Canada and certain Latin America countries (see Note 4 of the “Notes to Consolidated Financial Statements” of Exhibit 99.1 hereto), which are the only significant events that caused changes in internal control over financial reporting in the most recently completed fiscal quarter, and concluded that these events did not result in any material effect, nor are they reasonably likely to result in any material future effect, to the Company’s internal control over financial reporting.
There was no other change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management’s report on internal control over financial reporting is set forth on page 59 of Exhibit 99.1 hereto, and is incorporated herein by reference. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report, which appears on page 61 of Exhibit 99.1 hereto.
ITEM 9.B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.
The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and controller, among others. The Code of Conduct is located on the Company’s Internet Web site at www.thecloroxcompany.com under Company Information/Corporate Governance. The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its Code of Conduct by posting such information on the Company’s Internet Web site. The Company’s Internet Web site also contains its corporate governance guidelines and the charters of its principal board committees.
Additional information regarding the Company’s directors, information regarding compliance with Section 16(a) of the Exchange Act and corporate governance set forth in the Proxy Statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information regarding executive compensation set forth in the Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management and equity compensation plan information set forth in the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information regarding certain relationships and related transactions and director independence set forth in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accountant fees and services set forth in the Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included in Exhibit 99.1 hereto, incorporated herein by reference:

Consolidated Statements of Earnings for the years ended June 30, 2007, 2006 and 2005

Consolidated Balance Sheets as of June 30, 2007 and 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

(a) (2)	Except for the Financial Statement Schedule in Exhibit 99.2, Financial Statement Schedules have been omitted because of the absence of conditions under which they are required.

(a) (3)	Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1999, incorporated herein by reference).

3.2	Bylaws (amended and restated) of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K filed September 25, 2006, incorporated herein by reference).

4.1	Indenture dated as of December 3, 2004, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.2	Exchange and Registration Agreement dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.3	Cross-reference table for Indenture dated as of December 3, 2004, (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005).

10.1*	Long-Term Compensation Program dated October 21, 1987, amended November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, (filed as Exhibit 10.1(i) to the Annual Report on Form 10-K for the year ended June 3, 2002, incorporated herein by reference).

10.2*	Supplemental Executive Retirement Plan Restated dated July 17, 1991, and amended May 18, 1994, January 1, 1996, January 19, 2000 and July 20, 2004, (filed as Exhibit 10(vi) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.3(i)*	1993 Directors’ Stock Option Plan dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004, (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.3(ii)*	Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004, (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.4*	Form of Officer Employment Agreement (filed as Exhibit 10(viii) to the Annual Report of Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.5*	Form of Officer Change in Control Employment Agreement (filed as Exhibit 10(ix) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.6*	Non-Qualified Deferred Compensation Plan adopted as of January 1, 1996, and amended and restated as of July 20, 2004, (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.7*	The Clorox Company 1995 Performance Unit Plan (filed as Exhibit 10(xi) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference).

10.8*	The Clorox Company 1996 Stock Incentive Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 28, 2001, amended and restated as of September 15, 2004, (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(i)*	The Clorox Company Executive Incentive Compensation Plan, adopted in 1996, readopted in 2001, and amended and restated as of July 20, 2004, (filed as Exhibit 10(xiii) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.9(ii)*	Form of Option Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004, (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(iii) *	Form of Performance Unit Award under the Company’s 1996 Stock Incentive Plan as amended and restated September 15, 2004, (filed as Exhibit 10-6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9(iv)*	Form of Award under the Company’s Executive Incentive Compensation Plan (filed as Exhibit 10-7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.10*	The Clorox Company Independent Directors’ Stock-Based Compensation Plan (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003, incorporated herein by reference).

10.11*	The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of July 20, 2004, (filed as Exhibit 10(xvi) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.12*	The Clorox Company 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Report on Form 8-K, filed November 21, 2005, incorporated herein by reference).

10.13*	The Clorox Company Executive Incentive Compensation Plan (filed as Exhibit 10.2 to the Report on Form 8-K, filed November 21, 2005, incorporated herein by reference).

10.14*	The Clorox Company Independent Directors’ Deferred Compensation Plan (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, incorporated herein by reference).

10.15	Amendment No. 1 dated as of November 22, 2005 to the Credit Agreement dated as of December 7, 2004 among The Clorox Company, Citicorp USA, Inc and JPMorgan Chase Bank, N.A., as Administrative Agents, and the other Agents and Banks parties therein (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, incorporated herein by reference).

10.16*	The Clorox Company 2005 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.17*	The Amended and Restated Clorox Company Supplemental Executive Retirement Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.18*	Form of Amended and Restated Change in Control Agreement (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.19*	Form of Amendment No. 1 to Employment Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.20*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.21*	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.22*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.23*	Schedule of Interim Chairman and Interim Chief Executive Officer Compensation (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.24*	The Clorox Company Interim Executive Officer Deferred Compensation Plan (filed as Exhibit 10.1 to the Report on Form 8-K, filed May 4, 2006, incorporated herein by reference).

10.25*	Form of Amendment No. 2 to Employment Agreement (filed as Exhibit 10.1 to the Report on Form 8-K, filed May 22, 2006, incorporated herein by reference).

10.26*	Agreement between The Clorox Company and G. Craig Sullivan, effective as of November 1, 2001 (filed as Exhibit 10(xvii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, incorporated herein by reference).

10.27*	The Clorox Company 1996 Stock Incentive Plan Restricted Stock Unit Award Agreement entered into by The Clorox Company and Gerald E. Johnston, effective as of July 15, 2003, (filed as Exhibit 10(xxi) to the Annual Report on Form 10-K for the year ended June 30, 2003, incorporated herein by reference).

10.28*	The Severance Pay Plan for Level 2 and Level 3 Executives effective as of July 1, 2004, (filed as Exhibit 10(xx) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.29	Share Exchange Agreement dated as of October 6, 2004, by and among the Company, Henkel KGaA and HC Investments, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.30	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Banc of America Securities LLC, as Dealer (filed as Exhibit 10.1 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.31	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Citicorp Global Markets Inc., as Dealer (filed as Exhibit 10.2 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.32	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Goldman, Sachs & Co., as Dealer (filed as Exhibit 10.3 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.33	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and J.P. Morgan Securities Inc., as Dealer (filed as Exhibit 10.4 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.34	Issuing and Paying Agency Agreement by and between The Clorox Company and J.P. Morgan Trust Company, National Association (filed as Exhibit 10.5 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.35	Credit Agreement dated as of November 15, 2004, among The Clorox Company, the Banks listed therein, Citicorp North America, Inc. and J.P. Morgan Chase Bank, N.A., as Administrative Agents, Citicorp North America, Inc., as Servicing Agent, and Goldman Sachs Credit Partners L.P., as Syndication Agent (filed as Exhibit 10-1 to the Report on Form 8-K, filed November 19, 2004, incorporated herein by reference).

10.36	Purchase Agreement dated November 30, 2004, relating to the Floating Rate Senior Notes due December 2007, 4.20% Senior Notes due January 2010 and 5.00% Senior Notes due January 2015 (filed as Exhibit 10.1 to the Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

10.37	$1,300,000,000 Credit Agreement dated as of December 7, 2004, among The Clorox Company, the Banks listed therein, Citicorp USA, Inc. and J.P. Morgan Chase Bank, N.A. as Administrative Agents, Wachovia Bank, N.A. and Bank of America, N.A. as Syndication Agents, and BNP Paribas, ING Capital LLC, Calyon New York Branch and The Bank of Tokyo-Mitsubishi, Ltd. Seattle Branch as Documentation Agents (filed as Exhibit 10-1 to the Report on Form 8-K, filed December 9, 2004, incorporated herein by reference).

10.38(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

10.39*	Form of Employment Offer Letter for Executive Committee Members (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference).

10.40*	Schedule of Non-Management Director Compensation (filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference).

10.41*	Schedule of Non-Management Director Compensation (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 25, 2006, incorporated herein by reference).

10.42*	Schedule of Named Executive Officer Compensation (filed as Exhibit 99.2 to the Current Report on Form 8-K filed on September 25, 2006, incorporated herein by reference).

10.43*	Summary of Benefits (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2006, incorporated herein by reference).

10.44*	Amendment Number One to The Clorox Company 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, incorporated herein by reference).

10.45*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, incorporated herein by reference).

10.46*	Employment Agreement between The Clorox Company and Donald R. Knauss, dated August 25, 2006 (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, incorporated herein by reference).

10.47*	Change in Control Agreement between The Clorox Company and Donald R. Knauss, dated August 25, 2006 (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, incorporated herein by reference).

10.48*	The Clorox Company Replacement Supplemental Executive Retirement Plan for the Benefit of Donald R. Knauss (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, incorporated herein by reference).

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Return on Invested Capital.

(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY
Date: August 24, 2007	By:	/s/ D. R. Knauss
D. R. Knauss
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Boggan, Jr.
D. Boggan, Jr.	Director	August 24, 2007

/s/ R. Carmona
R. Carmona	Director	August 24, 2007

/s/ T. M. Friedman
T. M. Friedman	Director	August 24, 2007

/s/ G. J. Harad
G. J. Harad	Director	August 24, 2007

/s/ D. R. Knauss
D. R. Knauss	Chairman and Chief Executive Officer (Principal Executive Officer)	August 24, 2007

/s/ R. W. Matschullat
R. W. Matschullat	Director	August 24, 2007

/s/ G. G. Michael
G. G. Michael	Director	August 24, 2007

/s/ E. A. Mueller
E. A. Mueller	Director	August 24, 2007

/s/ J. L. Murley
J. L. Murley	Director	August 24, 2007

/s/ M. E. Shannon
M. E. Shannon	Director	August 24 2007

/s/ P. Thomas-Graham
P. Thomas-Graham	Director	August 24, 2007

/s/ C. M. Ticknor
C. M. Ticknor	Director	August 24, 2007

/s/ D. J. Heinrich
D. J. Heinrich	Senior Vice President — Chief Financial Officer (Principal Financial Officer)	August 24, 2007

/s/ T. D. Johnson
T. D. Johnson	Vice President — Controller (Principal Accounting Officer)	August 24, 2007

INDEX OF EXHIBITS

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Return on Invested Capital.