Form 10-Q
period 2007-09-30
CLOROX CO /DE/
filed 2007-11-01
CIK 21076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-07151

THE CLOROX COMPANY

(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Broadway Oakland, California	94612-1888
(Address of principal executive offices)	(Zip code)

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

As of September 30, 2007, there were 138,505,115 shares outstanding of the registrant’s common stock (par value - $1.00), the registrant’s only outstanding class of stock.

THE CLOROX COMPANY

PART I – FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements

The Clorox Company

Condensed Consolidated Statements of Earnings

(Dollars in millions, except per share amounts)

	Three Months Ended
	9/30/2007	9/30/2006
Net sales	$1,239	$1,161
Cost of products sold	711	663

Gross profit	528	498

Selling and administrative expenses	155	153
Advertising costs	118	117
Research and development costs	23	26
Restructuring and asset impairment costs	25	—
Interest expense	33	29
Other expense (income), net	—	(2)

Earnings before income taxes	174	175
Income taxes	63	63

Net earnings	$111	$112

Earnings per common share
Basic	$0.77	$0.74
Diluted	$0.76	$0.73

Weighted average common shares outstanding (in thousands)
Basic	143,778	151,143
Diluted	146,127	153,568

Dividends declared per common share	$0.40	$0.29

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	9/30/2007	6/30/2007
Assets
Current assets
Cash and cash equivalents	$209	$182
Receivables, net	408	460
Inventories, net	332	309
Other current assets	115	81

Total current assets	1,064	1,032
Property, plant and equipment, net	966	976
Goodwill	869	855
Trademarks and other intangible assets, net	585	613
Other assets	189	190

Total assets	$3,673	$3,666

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes and loans payable	$872	$74
Current maturities of long-term debt	500	500
Accounts payable	318	329
Accrued liabilities	347	507
Income taxes payable	116	17

Total current liabilities	2,153	1,427
Long-term debt	1,477	1,462
Other liabilities	592	516
Deferred income taxes	88	90

Total liabilities	4,310	3,495

Contingencies
Stockholders’ (deficit) equity
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at September 30, 2007 and June 30, 2007; and 138,505,115 and 151,256,460 shares outstanding at September 30, 2007 and June 30, 2007, respectively	159	159
Additional paid-in capital	491	481
Retained earnings	219	185
Treasury shares, at cost: 20,236,346 and 7,485,001 shares at September 30, 2007 and June 30, 2007, respectively	(1,309)	(445)
Accumulated other comprehensive net losses	(197)	(209)

Stockholders’ (deficit) equity	(637)	171

Total liabilities and stockholders’ (deficit) equity	$3,673	$3,666

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(Dollars in millions)

	Three Months Ended
	9/30/2007	9/30/2006
Operating activities:
Net earnings	$111	$112
Adjustments to reconcile earnings from operations:
Depreciation and amortization	48	46
Share-based compensation	6	11
Deferred income taxes	—	(3)
Restructuring and asset impairment costs	25	—
Net loss on disposition of assets	—	2
Other	7	7
Changes in:
Receivables, net	57	66
Inventories, net	(20)	(32)
Other current assets	4	11
Accounts payable and accrued liabilities	(79)	(98)
Income taxes payable	4	11

Net cash provided by operations	163	133

Investing activities:
Capital expenditures	(26)	(31)
Low-income housing contributions and other	(2)	(2)

Net cash used for investing activities	(28)	(33)

Financing activities:
Notes and loans payable	798	(88)
Long-term debt borrowings	16	—
Treasury stock purchases	(868)	(20)
Cash dividends paid	(61)	(44)
Issuance of common stock for employee stock plans and other	5	33

Net cash used for financing activities	(110)	(119)

Effect of exchange rate changes on cash and cash equivalents	2	1

Net increase (decrease) in cash and cash equivalents	27	(18)
Cash and cash equivalents:
Beginning of period	182	192

End of period	$209	$174

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three month periods ended September 30, 2007 and 2006, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain reclassifications were made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. The results for the interim period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008, or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2007, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

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

New Accounting Pronouncements

On July 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes.

The cumulative effect of adopting FIN 48 was recorded as a $10 reduction to beginning retained earnings. FIN 48 requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. Upon adoption of FIN 48, income tax liabilities of $53 were reclassified from current to non-current on the Company’s balance sheet. As of July 1, 2007 and September 30, 2007, the Company had not recognized the following tax benefits in its consolidated financial statements:

	9/30/2007	7/1/2007
Total unrecognized tax benefits	$153	$150
Unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized	103	100

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of July 1, 2007, the total balance of interest related to uncertain tax positions was $36. For the three months ended September 30, 2007, income tax expense includes $4 of interest. No amounts were accrued for penalties.

The Company files federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Internal Revenue Service (IRS) is currently examining the Company’s 2003 and 2004 income tax returns. Certain issues relating to 2001 and 2002 are also under review by the IRS Appeals Division. Various income tax returns in the state and foreign jurisdictions are currently in the process of examination. In the twelve months succeeding July 1, 2007 and September 30, 2007, audit resolutions could potentially reduce total unrecognized tax benefits by up to $82 and $83, respectively, in each of the periods, primarily as a result of cash payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT

During the three months ended September 30, 2007, the Company recorded $25 of restructuring and asset impairment charges and $2 of incremental cost of products sold charges. These charges related to simplification of the Company’s supply chain and other restructuring charges the Company decided to take in light of its Centennial Strategy (Supply Chain and Other restructuring charges). Accrued restructuring costs at September 30, 2007 were $1.

	North America	International	Total

Cost of products sold	$2	$—	$2

Restructuring and asset impairment:
Severance	1	—	1
Asset impairment	22	2	24

Total restructuring and asset impairment costs	23	2	25

Total costs	$25	$2	$27

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities and redistributing production between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. As a result of this initiative, a number of positions are being eliminated. The Company anticipates this Supply Chain restructuring to be completed in fiscal year 2010. The other restructuring and asset impairment charges relate primarily to the write-down of certain new venture investments and intangible assets that the Company has decided not to pursue in light of its Centennial Strategy.

The total cost of implementing the Supply Chain and Other restructuring initiatives is estimated to be between $53 and $63, of which $49 to $58 is expected to be incurred in fiscal year 2008. The Company expects $42 to $50 of the fiscal year 2008 charges to be in the North America segment, of which $14 to $20 are estimated to be recognized as cost of products sold charges (primarily accelerated depreciation), $6 to $8 are estimated to be severance charges and $22 are asset impairment charges which were incurred in the period ended September 30, 2007. The remaining estimated charges will be spread across the International and the Corporate segments, and are expected to be classified as cost of products sold, severance and asset impairment.

NOTE 3. INVENTORIES, NET

Inventories, net consisted of the following at:

	9/30/2007	6/30/2007
Finished goods	$271	$251
Raw materials and packaging	86	81
Work in process	4	4
LIFO allowances	(21)	(18)
Allowance for obsolescence	(8)	(9)

Total	$332	$309

NOTE 4. OTHER LIABILITIES

Other liabilities consisted of the following at:

	9/30/2007	6/30/2007
Venture agreement net terminal obligation	$264	$263
Employee benefit obligations	207	195
Other	121	58

Total	$592	$516

The increase in other liabilities primarily resulted from the adoption of FIN 48 effective July 1, 2007, as discussed in Note 1.

NOTE 5. NET EARNINGS PER COMMON SHARE

Net earnings per common share (EPS) is computed by dividing net earnings by the weighted average number of common shares outstanding each period on an unrounded basis. Diluted EPS reflects the earnings dilution that could occur from common shares that may be issued through stock options, restricted stock awards and performance units. The weighted average numbers of common shares outstanding used to calculate basic and diluted EPS were as follows (in thousands):

	Weighted Average Numbers of Common Shares Outstanding for the Three Months Ended
	9/30/2007	9/30/2006
Basic	143,778	151,143
Stock options, restricted stock awards and other	2,349	2,425

Diluted	146,127	153,568

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended
	9/30/2007	9/30/2006
Stock options	2,759	1,361
Performance units	—	135

During the three months ended September 30, 2007 and 2006, the Company issued 197,489 and 872,276 shares of common stock, respectively, pursuant to stock option exercises, restricted stock awards, performance unit settlements and directors’ fee distributions.

During the three months ended September 30, 2007 and 2006, the Company repurchased $118 (2.0 million shares) and $20 (0.3 million shares), respectively, under its evergreen program. In addition, on August 10, 2007, the Company entered into an accelerated share repurchase (ASR) agreement with two investment banks. Under the ASR agreement, the Company repurchased $750 of its shares of common stock from the investment banks for an initial per share amount of $59.59, subject to adjustment. The banks delivered an initial amount of 10.9 million shares to the Company during the three months ended September 30, 2007, reducing the weighted average number of common shares outstanding by 6.2 million shares. Final settlement of the ASR agreement is scheduled to take place by January 24, 2008. The final number of shares the Company is repurchasing under the terms of the agreement and the timing of the final settlement will depend on prevailing market conditions, the final discounted volume weighted average share price over the term of the ASR agreement and other customary adjustments. Upon final settlement, the ASR agreement provides that the Company may receive additional shares from the investment banks or may be required to pay to investment banks a price adjustment. The price adjustment may be made in common stock or cash, at the Company’s election. The Company financed the purchase of its shares with cash and commercial paper.

Assuming the ASR agreement would be settled through receipt, by the Company, of additional shares of common stock, the Company did not adjust its diluted weighted average number of shares outstanding, because to do so would be anti-dilutive.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income is comprised of net earnings, gains and losses from currency translation and derivative instruments designated as cash flow hedges, and unrecognized pension and other retiree benefit costs. Total comprehensive income for the three months ended September 30, 2007 and 2006 was $123 and $117, respectively. Accumulated other comprehensive net losses, as reflected in the Condensed Consolidated Balance Sheets, primarily consist of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

NOTE 7. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Retirement Income Plans for the Three Months Ended
	9/30/2007	9/30/2006
Components of net periodic benefit cost (income):
Service cost	$3	$3
Interest cost	7	7
Expected return on plan assets	(7)	(7)
Amortization of unrecognized items	2	2

Total net periodic benefit cost	$5	$5

The net periodic benefit cost for the Company’s retirement health care plans was $1 for the three month periods ended September 30, 2007 and 2006.

NOTE 8. GUARANTEES

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. As of September 30, 2007, the Company had not made, nor does it anticipate making, any payments relating to the indemnities contained in the Share Exchange Agreement. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.

In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters. The Company and Henkel agreed to be responsible for each other’s taxes on the transaction if their respective actions result in a breach of certain tax representations and warranties in a manner that causes the share-exchange to fail to qualify for tax-free treatment. The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification but notes that the tax exposure, if any, could be very significant. Any exposure under the agreement would be limited to taxes assessed prior to the expiration of the statute of limitations period for assessing taxes on the share exchange transaction.

During the first quarter of fiscal year 2008 the Company entered into an agreement with the IRS, agreeing to the tax-free treatment of the share exchange transaction. Henkel has advised the Company that the IRS has completed its audit of Henkel’s U.S. group’s federal income tax return for the year in which the share exchange transaction took place and did not propose any adjustments to Henkel’s tax-free treatment of the share exchange transaction. Thus, while the statutes of limitations permitting IRS assessment of tax against the Company and Henkel with respect to the share exchange transaction remain open, it appears likely that the tax-free treatment of the exchange transaction will be sustained.

The Company is a party to letters of credit of $21, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at September 30, 2007.

NOTE 9. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $22 and $23 at September 30, 2007 and June 30, 2007, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2007 and June 30, 2007. The Company is subject to a cost-sharing arrangement with another party for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. The other party in this matter reported a substantial net loss for calendar year 2006 and net income for the first half of calendar year 2007. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of California, Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the non-cash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices. On September 1, 2006, the Company filed a motion to dismiss the case. On November 3, 2006, the plaintiff filed an amended complaint naming additional defendants and asserting additional claims including allegations of violations of Section 16(b) of the Securities Exchange Act of 1934. On December 1, 2006, the Company removed the case to the United States District Court for the Northern District of California. On December 22, 2006, the Company filed a motion to dismiss the amended complaint. On April 27, 2007, the parties entered into a stipulation whereby they agreed, subject to court approval, that the amended complaint will be dismissed and that the plaintiff will have until May 30, 2007, to demand that the Board of Directors pursue the claims in the amended complaint on behalf of the Company. The plaintiff sent a demand letter on June 12, 2007. At the Board’s request, the Audit Committee conducted a thorough investigation of the plaintiff’s claims, assisted by outside counsel. On September 18, 2007, the Audit Committee presented its report and recommended to the Board that litigation is not in the best interests of the Company, and the Board decided to reject the plaintiff’s demand. On September 26, 2007, outside counsel sent notice of the Board’s decision to counsel for the plaintiff. On October 25, 2007, the plaintiff voluntarily dismissed the complaint against all defendants without prejudice.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

NOTE 10. SEGMENT RESULTS

In the first quarter of fiscal year 2008, the Company realigned its operating segments due to changes in its management reporting structure. As a result, the Company operates through two operating segments: North America and International. The North America segment includes all products marketed in the United States and Canada. The International segment includes operations outside the United States and Canada. Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision maker. Historical segment financial information presented herein has been revised to reflect these new operating segments.

Corporate includes certain nonallocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other nonoperating income and expense.

The table below represents operating segment information.

	Net Sales		Earnings (Losses) Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
North America	$1,049	$1,000	$286	$287
International	190	161	37	34
Corporate	—	—	(149)	(146)

Total Company	$1,239	$1,161	$174	$175

During the three months ended September 30, 2007 and 2006, earnings before income taxes included $25 and zero in the North America segment, respectively, and $2 and zero in the International segment, respectively, of restructuring and asset impairment costs and incremental cost of products sold charges (Note 2).

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 26% and 27% of consolidated net sales for the three month periods ended September 30, 2007 and 2006, respectively.

NOTE 11. SUBSEQUENT EVENTS

In October 2007, the Company issued $750 aggregate unsecured senior notes. The notes consist of $350 and $400 of 5.45% and 5.95% notes, respectively, and are due in October 2012 and October 2017, respectively. Interest is payable semi-annually in April and October. Proceeds from the notes have been used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

On October 31, 2007, the Company announced that it had entered into an agreement to acquire Burt’s Bees, a leading manufacturer of natural personal care products. The Company is acquiring Burt’s Bees for $925 net of an additional $25 payment for anticipated tax benefits. The Company will fund the all-cash transaction through a combination of cash and short-term borrowings. The transaction is expected to close during the Company’s second quarter ending December 31, 2007, subject to regulatory approval.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollars in millions, except share and per share amounts)

Overview

The Clorox Company and its subsidiaries (the Company or Clorox) is a leading manufacturer and marketer of consumer products. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Armor All® and STP® auto-care products, Fresh Step® and Scoop Away® cat litters, Kingsford® charcoal briquets, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, and Glad® bags, wraps and containers. In addition, the Company has a number of leading brands in international markets, including those sold under the Poett®, Mistolin® and Ayudín® brand names. With approximately 7,800 employees worldwide, the Company manufactures products in more than 20 countries and markets them in more than 100 countries.

In the first quarter of fiscal year 2008, the Company realigned its operating segments due to changes in its management and reporting structure. As a result, the Company operates through two operating segments: North America and International. The North America segment includes all products marketed in the United States and Canada. The International segment includes operations outside the United States and Canada. Historical segment financial information presented herein has been revised to reflect these new operating segments.

The Company reported strong operating results for the three months ended September 30, 2007. Restructuring and asset impairment costs and incremental cost of products sold charges of $27 or $0.12 per diluted share (see “Restructuring and asset impairment costs” section below for more information) are included in the financial results for the three months ended September 30, 2007. The Company reported net earnings of $111 and diluted net earnings per common share of $0.76 for the three months ended September 30, 2007. This compares to net earnings of $112 and diluted net earnings per common share of $0.73 for the three months ended September 30, 2006. The Company continues to face a challenging cost environment and competitive activity in the market place. The Company is addressing these challenges through its on-going cost savings programs, innovative product improvements and new products, and advertising and trade promotional spending to support and grow its brands.

Other key fiscal year-to-date 2008 highlights are summarized as follows:

•

On August 10, 2007, the Company entered into an accelerated share repurchase (ASR) agreement under which the Company repurchased $750 of its shares of common stock from two investment banks for an initial per share amount of $59.59, subject to adjustment. Final settlement of the ASR agreement is scheduled to take place by January 24, 2008 (see “Share Repurchases” section below for more information).

•	In October 2007, the Company issued $750 aggregate unsecured senior notes which was used to retire commercial paper (see “Financing Activities” section below for more information).

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the Securities and Exchange Commission (SEC) on August 24, 2007, and the unaudited condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

Management’s discussion and analysis of the results of operations, unless otherwise noted, compares the three months ended September 30, 2007 (the current quarter), to the three months ended September 30, 2006 (the prior quarter), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended		% Change	% of Net Sales
	9/30/2007	9/30/2006		9/30/2007	9/30/2006
Diluted net earnings per common share	$0.76	$0.73	4%
Net sales	$1,239	$1,161	7	100.0%	100.0%
Gross profit	528	498	6	42.6	42.9
Selling and administrative expenses	155	153	1	12.5	13.2
Advertising costs	118	117	1	9.5	10.1
Research and development costs	23	26	(12)	1.9	2.2

Diluted net earnings per common share increased by $0.03 primarily due to increased net sales as well as a decrease in common shares outstanding during fiscal year 2008 due to the Company’s repurchase of its common stock (See “Share Repurchases” section below). These increases were partially offset by restructuring and asset impairment charges (See “Restructuring and asset impairment costs” section below).

Net sales increased 7% while volume increased by 6%. The volume increase was primarily driven by strong shipments of home-care products, primarily Clorox® Disinfecting Wipes and other Clorox® branded cleaners, higher shipments of laundry and cleaning products in Latin America and strong results in Hidden Valley® bottled salad dressing. Also contributing to the increase was continued growth in Fresh Step® scoopable cat litter and strong results in the Brita business. Partially offsetting these gains were reduced shipments in the laundry-care business. Net sales growth outpaced volume growth primarily due to price increases and favorable foreign exchange rates.

Gross profit increased by 6% and decreased 30 basis points as a percentage of net sales. The decline as a percentage of net sales was primarily due to higher manufacturing and logistic costs, increased commodity costs, primarily resin and agricultural commodities, and increased trade promotion spending to address competitive activities. These factors were partially offset by the benefit of cost savings, volume growth and price increases.

Selling and administrative expenses increased by 1% in the current quarter. This increase was primarily driven by increased selling costs to support the Company’s Centennial Strategy and the timing of administrative payments, partially offset by lower stock-based and short-term incentive compensation costs.

Advertising costs increased by 1% in the current quarter. The increase was primarily driven by higher spending to support new products and increased media spending for established brands.

Research and development costs decreased 12% in the current quarter due to the timing of projects and lower stock-based and short-term incentive compensation costs.

Restructuring and asset impairment costs were $25. These charges related to simplification of the Company’s supply chain and other restructuring charges the Company decided to take in light of its Centennial Strategy (Supply Chain and Other restructuring charges). Additionally, incremental charges of $2 which relate to the Company’s decision to simplify its supply chain were included in cost of products sold.

	North America	International	Total

Cost of products sold	$2	$—	$2

Restructuring and asset impairment:
Severance	1	—	1
Asset impairment	22	2	24

Total restructuring and asset impairment costs	23	2	25

Total costs	$25	$2	$27

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities and redistributing production between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. As a result of this initiative, a number of positions are being eliminated. The Company anticipates this Supply Chain restructuring to be completed in fiscal year 2010. The projected annual savings at the completion of this restructuring is expected to be approximately $20 to $24. The other restructuring and asset impairment charges relate primarily to the write-down of certain new venture investments and intangible assets that the Company has decided not to pursue in light of its Centennial Strategy.

The total cost of implementing the Supply Chain and Other restructuring initiatives is estimated to be between $53 and $63, of which $49 to $58 is expected to be incurred in fiscal year 2008. The Company expects $42 to $50 of the fiscal year 2008 charges to be in the North America segment, of which $14 to $20 are estimated to be recognized as cost of products sold charges (primarily accelerated depreciation), $6 to $8 are estimated to be severance charges and $22 are asset impairment charges which were incurred in the period ended September 30, 2007. The remaining estimated charges will be spread across the International and the Corporate segments, and are expected to be classified as cost of products sold, severance and asset impairment.

Interest expense increased from $29 to $33 in the current quarter. The increase was primarily due to an increase in the average commercial paper borrowings to finance the ASR agreement (see “Financing Activities” section below) and higher interest rates.

Other expense (income), net was zero for the current quarter as compared to ($2) for the prior quarter. The increased expense was driven primarily by an increase in foreign exchange losses of $2.

The effective tax rate was 36.1% for the quarter ended September 30, 2007, as compared to 35.9% for the quarter ended September 30, 2006, on an unrounded basis. The slightly lower rate in the year ago quarter was principally due to releases of federal and state tax accruals in the year ago quarter, offset partially in the current quarter by the statutory phase-in of increased rates for the domestic manufacturing deduction.

Segment Results

The table below represents operating segment information:

	Net Sales		Earnings (Losses) Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
North America	$1,049	$1,000	$286	$287
International	190	161	37	34
Corporate	—	—	(149)	(146)

Total Company	$1,239	$1,161	$174	$175

North America

North America reported 5% growth in net sales and volume, while earnings before income taxes remained flat. Volume growth in the current period was primarily driven by increased shipments of Clorox® disinfecting wipes behind increased trade promotion spending and a product improvement, strong results in Canada due to the bleach business acquisition and strong results in Hidden Valley® bottled salad dressing also behind increased merchandising. Further contributing to volume growth in North America segment was continued growth in Fresh Step® scoopable cat litter behind a product improvement and the fiscal year 2007 third quarter launch of Clorox® disinfecting cleaner. Volume increases were partially offset by decreased shipments of Clorox 2® color-safe bleach. The increase in net sales was primarily due to volume increases and the benefit of price increases partially offset by trade promotion spending in response to competitive activity. Earnings before income taxes remained flat as a result of the benefits of volume increases and cost savings being offset by restructuring and asset impairment charges of $25, higher manufacturing and logistic costs and higher commodity costs.

International

The International segment reported 18% growth in net sales, 11% increase in volume and 9% increase in earnings before income taxes. Net sales growth outpaced volume growth due to price increases in Latin America and favorable foreign exchange rates. Volume growth of 11% was primarily driven by increased shipments of laundry and cleaning products in Latin America behind category growth and the bleach business acquisition in the third quarter of fiscal year 2007. The increase in earnings before income taxes was primarily due to increased shipments and price increases in Latin America and favorable foreign exchange rates, partially offset by higher manufacturing costs, trade promotion spending and commodity costs and restructuring and asset impairment charges of $2.

Corporate

Losses before income taxes attributable to Corporate activities increased by 2%. The increase was primarily due to increased interest expense as a result of higher average commercial paper borrowings to finance the Company’s ASR agreement (See “Share Repurchases” section below) and the timing of administrative payments, partially offset by a decrease in the share-based and short-term incentive compensation costs.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of September 30, 2007. Net cash provided by operations was $163 for the three months ended September 30, 2007, compared with $133 net cash provided by operations in the comparable year ago quarter. The increase in cash flows was primarily due to higher earnings, excluding $25 of noncash restructuring and asset impairment charges.

Working Capital

The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, decreased from June 30, 2007 to September 30, 2007, principally due to an increase of $798 in short term borrowings driven by the issuance of commercial paper in connection with the Company’s repurchase of its common stock under the ASR agreement (see “Financing Activities” section below). This decrease is partially offset by the reclassification of $53 of income tax liabilities from current to non-current on the Company’s balance sheet as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109 effective July 1, 2007 (see “New Accounting Pronouncements” section below).

Investing Activities

Capital expenditures were $26 during the three months ended September 30, 2007, compared to $31 in the comparable prior year period. Capital spending as a percentage of net sales was 2.1% during the three months ended September 30, 2007, compared to 2.6% during the three months ended September 30, 2006. Lower capital expenditures for the three months ended September 30, 2007, were driven primarily by additional investment in charcoal manufacturing during the comparable prior year period.

Financing Activities

Net cash used for financing activities was $110 for the three months ended September 30, 2007, compared with $119 in the comparable year ago quarter. The change in cash used for financing activities was primarily due to the net impact of commercial paper borrowings to finance share repurchases, substantially offset by a decrease in the issuance of common stock for employee stock plans.

In October 2007, the Company issued $750 aggregate unsecured senior notes. The Company issued $350 notes at 5.45% and due in October 2012 with an effective rate of 5.64% and $400 notes at 5.95% and due in October 2017, with an effective rate of 6.08%. Interest is payable semi-annually in April and October. Proceeds from the notes have been used to retire commercial paper.

On October 31, 2007, the Company announced that it had entered into an agreement to acquire Burt’s Bees, a leading manufacturer of natural personal care products. The Company is acquiring Burt’s Bees for $925 net of an additional $25 payment for anticipated tax benefits. The Company will fund the all-cash transaction through a combination of cash and short-term borrowings. The transaction is expected to close during the Company’s second quarter ending December 31, 2007, subject to regulatory approval.

Credit Arrangements

As of September 30, 2007, the Company had a $1,300 domestic revolving credit agreement, $165 of which expires in December 2009 with the remainder expiring in December 2010. There were no borrowings under this credit agreement, which is available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $99 of foreign working capital credit lines and other facilities at September 30, 2007, of which $70 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of September 30, 2007. The Company does not anticipate any problems in securing future credit agreements.

Share Repurchases

The Company has two share repurchase programs: an open-market program, and a program to offset the impact of share dilution related to share-based awards (evergreen program).

On August 10, 2007, the Company entered into the ASR agreement with two investment banks. Under the ASR agreement, the Company repurchased $750 of its shares of common stock from the investment banks for an initial per share amount of $59.59, subject to adjustment. The banks delivered an initial amount of 10.9 million shares to the Company during the three months ended September 30, 2007, reducing the weighted average number of common shares outstanding by 6.2 million shares. Final settlement of the ASR agreement is scheduled to take place by January 24, 2008. The final number of shares the Company is repurchasing under the terms of the agreement and the timing of the final settlement will depend on prevailing market conditions, the final discounted volume weighted average share price over the term of the ASR agreement and other customary adjustments. Upon final settlement, the ASR agreement provides that the Company may receive additional shares from the investment banks or may be required to pay to investment banks a price adjustment. The price adjustment may be made in common stock or cash, at the Company’s election. The Company financed the purchase of its shares with cash and commercial paper.

All of the shares repurchased under the ASR agreement were applied against the open-market program, which fully utilized the remaining authorization.

No shares were repurchased under the open-market program during the three months ended September 30, 2006.

Share repurchases under the evergreen program were $118 (2.0 million shares) during the three months ended September 30, 2007, and $20 (0.3 million shares) during the three months ended September 30, 2006.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks, pre-existing legal, tax, environmental and employee liabilities, as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. As of September 30, 2007, the Company had not made, nor does it anticipate making, any payments relating to the indemnities contained in the Share Exchange Agreement. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.

In addition to the indemnifications related to the general representations and warranties, the Company entered into an agreement with Henkel regarding certain tax matters. The Company and Henkel agreed to be responsible for each other’s taxes on the transaction if their respective actions result in a breach of certain tax representations and warranties in a manner that causes the share-exchange to fail to qualify for tax-free treatment. The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification but notes that the tax exposure, if any, could be very significant. Any exposure under the agreement would be limited to taxes assessed prior to the expiration of the statute of limitations period for assessing taxes on the share exchange transaction.

During the first quarter of fiscal year 2008 the Company entered into an agreement with the Internal Revenue Service (IRS), agreeing to the tax-free treatment of the share exchange transaction. Henkel has advised the Company that the IRS has completed its audit of Henkel’s U.S. group’s federal income tax return for the year in which the share exchange transaction took place and did not propose any adjustments to Henkel’s tax-free treatment of the share exchange transaction. Thus, while the statutes of limitations permitting IRS assessment of tax against the Company and Henkel with respect to the share exchange transaction remain open, it appears likely that the tax-free treatment of the exchange transaction will be sustained.

The Company is a party to letters of credit of $21, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at September 30, 2007.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $22 and $23 at September 30, 2007 and June 30, 2007, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2007 and June 30, 2007. The Company is subject to a cost-sharing arrangement with another party for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. The other party in this matter reported a substantial net loss for calendar year 2006 and net income for the first half of calendar year 2007. If the other party with whom Clorox shares joint and several liability is unable to pay its share of the response and remediation obligations, Clorox would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of California, Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the non-cash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices. On September 1, 2006, the Company filed a motion to dismiss the case. On November 3, 2006, the plaintiff filed an amended complaint naming additional defendants and asserting additional claims including allegations of violations of Section 16(b) of the Securities Exchange Act of 1934. On December 1, 2006, the Company removed the case to the United States District Court for the Northern District of California. On December 22, 2006, the Company filed a motion to dismiss the amended complaint. On April 27, 2007, the parties entered into a stipulation whereby they agreed, subject to court approval, that the amended complaint will be dismissed and that the plaintiff will have until May 30, 2007, to demand that the Board of Directors pursue the claims in the amended complaint on behalf of the Company. The plaintiff sent a demand letter on June 12, 2007. At the Board’s request, the Audit Committee conducted a thorough investigation of the plaintiff’s claims, assisted by outside counsel. On September 18, 2007, the Audit Committee presented its report and recommended to the Board that litigation is not in the best interests of the Company, and the Board decided to reject the plaintiff’s demand. On September 26, 2007, outside counsel sent notice of the Board’s decision to counsel for the plaintiff. On October 25, 2007, the plaintiff voluntarily dismissed the complaint against all defendants without prejudice.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

New Accounting Pronouncements

On July 1, 2007, the Company adopted FIN 48. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes.

The cumulative effect of adopting FIN 48 was recorded as a $10 reduction to beginning retained earnings. FIN 48 requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. Upon adoption of FIN 48, income tax liabilities of $53 were reclassified from current to non-current on the Company’s balance sheet. As of July 1, 2007 and September 30, 2007, the Company had not recognized the following tax benefits in its consolidated financial statements:

	9/30/2007	7/1/2007
Total unrecognized tax benefits	$153	$150
Unrecognized tax benefits that would affect the Company’seffective tax rate, if recognized	103	100

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of July 1, 2007, the total balance of interest related to uncertain tax positions was $36. For the three months ended September 30, 2007, income tax expense includes $4 of interest. No amounts were accrued for penalties.

The Company files federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The IRS is currently examining the Company’s 2003 and 2004 income tax returns. Certain issues relating to 2001 and 2002 are also under review by the IRS Appeals Division. Various income tax returns in the state and foreign jurisdictions are currently in the process of examination. In the twelve months succeeding July 1, 2007 and September 30, 2007, audit resolutions could potentially reduce total unrecognized tax benefits by up to $82 and $83, respectively, in each of the periods, primarily as a result of cash payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Cautionary Statement

This Quarterly Report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, the success of the Company’s previously announced Centennial Strategy; the need for any additional restructuring or asset-impairment charges; the final purchase price and number of shares repurchased under the Company’s accelerated share repurchase agreement; general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel, chlor-alkali and agricultural commodities; increases in energy costs; consumer and customer reaction to price increases; customer-specific ordering patterns and trends; the Company’s actual cost performance; changes in the Company’s tax rate; any future supply constraints that may affect key commodities; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks inherent in litigation; risks relating to international operations, including the risk associated with foreign currencies; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the success of new products; risks relating to acquisitions, mergers and divestitures; risks relating to changes in the Company’s capital structure; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks related to its November 2004 share exchange transaction with Henkel KGaA, the tax indemnification obligations and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management expects, or increases in debt or changes in credit ratings, or otherwise, could adversely affect the Company’s earnings.

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

Although the Company has taken a number of measures, including price increases, to respond to the economic conditions that have led to increased raw-material and energy costs, there have not been any material changes to the Company’s market risk during the three months ended September 30, 2007. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

For information regarding Legal Proceedings, please refer to Note 9 under Part I, Item 1 of this report.

Item 1.A.	Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2008.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to 31, 2007	591	$63.83	—	$750,000,000
August 1 to 31, 2007	12,949,981	$59.50	12,949,981	$0
September 1 to 30, 2007	37,273	$60.55	—	$0

(1)	Of the 591 shares purchased in July 2007, 334 shares relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The remaining 257 shares purchased were surrenders to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options. Of the 12,949,981 shares purchased in August 2007, 2,000,000 shares were acquired pursuant to the share repurchase program to offset the potential impact of stock option dilution that the Company announced on September 1, 1999 and the Board of Directors extended on November 15, 2005, and 157 shares relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The remaining 10,949,824 shares relate to a $750,000,000 accelerated share repurchase agreement entered into by the Company with two investment banks. The banks delivered the initial amount of shares on August 15, 2007, based on a per share amount of $59.59. The final settlement is scheduled to take place by January 24, 2008. Of the 37,273 shares purchased in September 2007, 35,686 relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The remaining 1,587 shares purchased were surrenders to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2)	On May 24, 2007, the Board of Directors approved a $750,000,000 share repurchase program. On August 10, 2007, the Company entered into an agreement with two investment banks to repurchase $750,000,000 under the May 24, 2007, board authorized-program which was revised to provide for its accelerated share repurchase transaction and for any additional purchases above the $750,000,000 amount as required by the agreement for the accelerated share repurchase. As of September 30, 2007, $0 remains available for repurchase under the program authorized on May 24, 2007. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6.	Exhibits

(a) Exhibits

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K filed September 24, 2007, incorporated herein by reference).

10.49	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and Citibank, N.A.

10.50	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and J.P. Morgan Securities Inc.

10.51	Schedule of Named Officers’ Compensation (filed as Exhibit 99.1 to the Current Report on Form 8-K filed September 24, 2007, incorporated herein by reference).

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 1, 2007	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Controller

EXHIBIT INDEX

Exhibit No.

10.49	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and Citibank, N.A.

10.50	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and J.P. Morgan Securities Inc.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.