Form 10-Q
period 2007-12-31
CLOROX CO /DE/
filed 2008-02-04
CIK 21076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007.

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

As of December 31, 2007, there were 138,856,972 shares outstanding of the registrant’s common stock (par value - $1.00), the registrant’s only outstanding class of stock.

THE CLOROX COMPANY

PART I – FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements

The Clorox Company

Condensed Consolidated Statements of Earnings

(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Net sales	$1,186	$1,101	$2,425	$2,262
Cost of products sold	707	639	1,418	1,302

Gross profit	479	462	1,007	960

Selling and administrative expenses	168	162	323	315
Advertising costs	109	109	227	226
Research and development costs	28	27	51	53
Restructuring and asset impairment costs	2	4	27	4
Interest expense	46	29	79	58
Other income, net	(2)	(5)	(2)	(7)

Earnings from continuing operations before income taxes	128	136	302	311
Income taxes on continuing operations	36	45	99	108

Earnings from continuing operations	92	91	203	203
Earnings from discontinued operations	—	5	—	5

Net earnings	$92	$96	$203	$208

Earnings per common share
Basic
Continuing operations	$0.66	$0.60	$1.43	$1.34
Discontinued operations	—	0.03	—	0.03

Basic net earnings per common share	$0.66	$0.63	$1.43	$1.37

Diluted
Continuing operations	$0.65	$0.59	$1.41	$1.32
Discontinued operations	—	0.03	—	0.03

Diluted net earnings per common share	$0.65	$0.62	$1.41	$1.35

Weighted average common shares outstanding (in thousands)
Basic	138,750	151,413	141,264	151,278
Diluted	141,026	153,885	143,402	153,705

Dividends declared per common share	$0.40	$0.31	$0.80	$0.60

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	12/31/2007	6/30/2007
Assets
Current assets
Cash and cash equivalents	$280	$182
Receivables, net	397	460
Inventories, net	421	309
Other current assets	117	81

Total current assets	1,215	1,032
Property, plant and equipment, net	967	976
Goodwill	1,425	855
Trademarks and other intangibles, net	1,059	613
Other assets	187	190

Total assets	$4,853	$3,666

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes and loans payable	$1,540	$74
Current maturities of long-term debt	—	500
Accounts payable	312	329
Accrued liabilities	389	507
Income taxes payable	90	17

Total current liabilities	2,331	1,427
Long-term debt	2,223	1,462
Other liabilities	596	516
Deferred income taxes	257	90

Total liabilities	5,407	3,495

Contingencies
Stockholders’ (deficit) equity
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at December 31, 2007 and June 30, 2007; and 138,856,972 and 151,256,460 shares outstanding at December 31, 2007 and June 30, 2007, respectively	159	159
Additional paid-in capital	506	481
Retained earnings	248	185
Treasury shares, at cost: 19,884,489 and 7,485,001 shares at December 31, 2007 and June 30, 2007, respectively	(1,289)	(445)
Accumulated other comprehensive net losses	(178)	(209)

Stockholders’ (deficit) equity	(554)	171

Total liabilities and stockholders’ (deficit) equity	$4,853	$3,666

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(Dollars in millions)

	Six Months Ended
	12/31/2007	12/31/2006
Operating activities:
Net earnings	$203	$208
Deduct: Earnings from discontinued operations	—	5

Earnings from continuing operations	203	203
Adjustments to reconcile earnings from continuing operations:
Depreciation and amortization	98	95
Share-based compensation	20	28
Deferred income taxes	(5)	(8)
Restructuring and asset impairment costs	24	—
Other	17	20
Changes in:
Receivables, net	95	46
Inventories, net	(63)	(46)
Other current assets	7	13
Accounts payable and accrued liabilities	(84)	(107)
Income taxes payable	(1)	11

Net cash provided by continuing operations	311	255

Investing activities:
Capital expenditures	(71)	(68)
Businesses acquired, net of cash acquired	(913)	(56)
Low-income housing contributions and other	(1)	(2)

Net cash used for investing activities	(985)	(126)

Financing activities:
Notes and loans payable	1,470	(32)
Long-term borrowings, net of issuance costs	757	—
Long-term debt repayments	(500)	—
Treasury stock purchases	(868)	(89)
Cash dividends paid	(117)	(89)
Issuance of common stock for employee stock plans and other	26	67

Net cash provided by (used for) financing activities	768	(143)

Effect of exchange rate changes on cash and cash equivalents	4	1

Net increase (decrease) in cash and cash equivalents	98	(13)
Cash and cash equivalents:
Beginning of period	182	192

End of period	$280	$179

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six month periods ended December 31, 2007 and 2006, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain reclassifications were made in the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. The results for the interim period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008, or for any future period.

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

The cumulative effect of adopting FIN 48 was recorded as a $10 reduction to beginning retained earnings. FIN 48 requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. Upon adoption of FIN 48, income tax liabilities of $53 were reclassified from current to non-current on the Company’s balance sheet. As of July 1, 2007 and December 31, 2007, the Company had not recognized the following tax benefits in its consolidated financial statements:

	12/31/2007	7/1/2007
Total unrecognized tax benefits	$142	$150
Unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized	92	100

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of July 1, 2007 and December 31, 2007, the total balance of accrued interest related to uncertain tax positions was $36 and $41, respectively. For the three months and six months ended December 31, 2007, income tax expense includes $4 and $1, respectively, of interest. No amounts were accrued for penalties.

NOTE 1. INTERIM FINANCIAL STATEMENTS (Continued)

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The Internal Revenue Service (IRS) was examining the Company’s 2003 and 2004 income tax returns as of July 1, 2007, and the Company’s 2003 through 2006 income tax returns as of December 31, 2007. Certain issues relating to 2001 and 2002 are also under review by the IRS Appeals Division. Various income tax returns in the state and foreign jurisdictions are currently in the process of examination. In the twelve months succeeding July 1, 2007 and December 31, 2007, audit resolutions could potentially reduce total unrecognized tax benefits by up to $82 and $72, respectively, in each of the periods, primarily as a result of cash payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company’s effective tax rate on continuing operations was 28.4% and 32.8% for the three and six months ended December 31, 2007, respectively, as compared to 33.1% and 34.7% for the three and six months ended December 31, 2006, respectively, on an unrounded basis. The lower rates for both periods were primarily the result of tax settlements and the statutory phase-in of increased rates for the domestic manufacturing deduction, offset partially by the benefit of the retroactive extension of the federal research and experimentation credit in the prior year.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141-R). SFAS No.141-R will significantly change the accounting for future business combinations after adoption. SFAS No. 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. SFAS No. 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2010, as required. The Company is currently evaluating the impact SFAS No. 141-R will have on its consolidated financial statements, when it becomes effective.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2010, as required. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements, when it becomes effective.

NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT

During the three and six months ended December 31, 2007, the Company recorded $2 and $27 of restructuring and asset impairment charges and $3 and $5 of incremental cost of products sold charges, respectively. These charges related to simplification of the Company’s supply chain and other restructuring charges the Company decided to take in light of its Centennial Strategy (Supply Chain and Other restructuring charges). Accrued restructuring costs at December 31, 2007, were $2.

	Three Months Ended December 31, 2007			Six Months Ended December 31, 2007
	North America	International Segment and Corporate Segment	Total	North America	International Segment and Corporate Segment	Total

Cost of products sold	$2	$1	$3	$4	$1	$5

Restructuring and asset impairment:
Severance	—	2	2	1	2	3
Asset impairment	—	—	—	22	2	24

Total restructuring and asset impairment costs	—	2	2	23	4	27

Total costs	$2	$3	$5	$27	$5	$32

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company anticipates redistributing production from the international and domestic facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. As a result of this initiative, a number of positions are being eliminated. The Company anticipates this Supply Chain restructuring to be completed in fiscal year 2010. The other restructuring charges relate primarily to the write-down of certain new venture investments and intangible assets, and exiting the Company’s private label food bags business which the Company has decided not to pursue in light of its Centennial strategy.

The total anticipated charges of implementing the Supply Chain and Other restructuring initiatives is estimated to be between $70 and $75, of which the Company expects approximately $58 to $60 of the costs be incurred in fiscal year 2008. The Company expects approximately $49 to $51 of the fiscal year 2008 charges to be in the North America segment, of which approximately $21 to $22 are estimated to be recognized as cost of products sold charges (primarily accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain initiative), approximately $23 to $24 are estimated to be asset impairment charges and the remainder to be severance charges. The remaining estimated charges will be spread across the International segment and the Corporate segment, and are expected to be classified as cost of products sold, severance and asset impairment.

During the three and six months ended December 31, 2006, restructuring and incremental administrative costs were $9 and $12, respectively. These costs were associated with the restructuring of certain Information Services activities completed in fiscal year 2007 and included severance, transition and other related costs reflected in the Company’s Corporate segment.

NOTE 3. BUSINESS ACQUIRED

On October 31, 2007, the Company announced that it had entered into an agreement to acquire Burt’s Bees Inc. (BBI), a leading manufacturer and marketer of natural personal care products, as part of its Centennial Strategy to pursue new businesses in growing categories. On November 30, 2007, the Company completed its acquisition of BBI for an aggregate price of $913, excluding $25 for tax benefits associated with the agreement. The final purchase price is subject to adjustment based upon a post-closing review by the Company of BBI’s working capital as of the closing. In order to secure potential post-closing adjustments or indemnity claims by the Company, $25 of the purchase price is held in escrow following the closing, until May 30, 2008. The Company funded the all-cash transaction through a combination of cash and short-term borrowings. Under the terms of the agreement, the Company acquired 100 percent of BBI from its stockholders in a transaction that was structured as a merger. The Company also incurred $8 of costs in connection with the acquisition of BBI. The Company expects to receive the benefits of the payment of $25 for tax benefits associated with the acquisition during fiscal year 2008 through a combination of income tax refunds and reduced estimated tax payments.

NOTE 3. BUSINESS ACQUIRED (Continued)

The operating results of BBI are reported in the Company’s financial statements beginning December 1, 2007, in the North America segment. BBI’s net sales for the month of December 2007 that are included in the Company’s results were $15. BBI’s net sales for the three and six months ended December 31, 2007, were $49 and $85 respectively, including net sales prior to the Company’s acquisition of BBI. BBI’s net sales for the three and six months ended December 31, 2006, were $40 and $71, respectively.

The following table provides unaudited pro forma results of operations of the Company for the three and six months ended December 31, 2007 and 2006, as if BBI had been acquired as of the beginning of each of the fiscal periods presented. The unaudited pro forma results include certain purchase accounting adjustments such as depreciation and amortization expense on acquired tangible and intangible assets. However, unaudited pro forma results do not include any anticipated costs, cost savings or other effects of the planned integration of BBI. Accordingly, such results of operations are not necessarily indicative of the results as if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Net sales	$1,220	$1,141	$2,495	$2,333
Net earnings	96	96	209	209
Diluted net earnings per common share from continuing operations	$0.68	$0.62	$1.46	$1.36

The assets and liabilities of BBI were recorded at their respective fair values as of the date of the acquisition using generally accepted accounting principles for business combinations. The Company developed preliminary valuations of property, plant and equipment, intangible assets and certain other assets and liabilities. Goodwill represents a substantial portion of the acquisition proceeds because the Burt’s Bees® brand provides the Company with entry into the fast growing, higher margin personal care category. Management believes that there is further growth potential by extending BBI’s product lines into new channels in which the Company has well established customer relationships.

The following table summarizes the preliminary estimated fair values of BBI’s assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date. Changes to the fair values of the assets acquired and liabilities assumed may be recorded in future periods as the Company finalizes its estimates of the fair value. The intangible assets subject to amortization have an average estimated useful life of 10 years.

Assets acquired
Cash	$33
Inventory	45
Other current assets	24
Property, plant and equipment	16
Goodwill	557
Intangible assets not subject to amortization—trademarks	404
Intangible assets subject to amortization:
Customer list	37
Product formulae	31
Other assets	1

Total assets acquired	1,148

Liabilities assumed
Current liabilities - primarily accounts payable and accrued liabilities	58
Current and noncurrent deferred income taxes	177

Total liabilities assumed	235

Net assets acquired	$913

A step-up in the value of inventory of $19 was recorded in the allocation of the purchase price based on valuation estimates. During the three months ended December 31, 2007, $5 of this step-up amount was charged to cost of sales as the inventory was sold.

NOTE 4. FINANCIAL INSTRUMENTS

The Company utilizes derivative instruments, principally swaps and forward contracts, to manage the ongoing business risks associated with fluctuations in commodity prices, foreign currencies and interest rates. These contracts are economic hedges for transactions that have notional balances and periods consistent with the related exposures and do not constitute investments independent of these exposures.

At December 31, 2007 and June 30, 2007, the Company’s derivative financial instruments are recorded at fair value in the Condensed Consolidated Balance Sheets as assets (liabilities) as follows:

	12/31/2007	6/30/2007
Commodity purchase contracts included in current assets	$18	$6
Commodity purchase contracts included in other assets	1	—
Commodity purchase contracts included in current liabilities	—	(1)
Foreign exchange contracts included in current liabilities	(1)	(2)

The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below at:

	12/31/2007		6/30/2007
	Notional	Fair Value	Notional	Fair Value
Commodity purchase	$97	$19	$85	$5
Foreign exchange	31	(1)	38	(2)

Exposure to counterparty credit risk is considered low because these agreements have been entered into with creditworthy counterparties and the contracts contain appropriate margin requirements.

NOTE 5. INVENTORIES, NET

Inventories, net consisted of the following at:

	12/31/2007	6/30/2007
Finished goods	$351	$251
Raw materials and packaging	96	81
Work in process	5	4
LIFO allowances	(21)	(18)
Allowance for obsolescence	(10)	(9)

Total	$421	$309

NOTE 6. OTHER LIABILITIES

Other liabilities consisted of the following at:

	12/31/2007	6/30/2007
Venture agreement net terminal obligation	$265	$263
Employee benefit obligations	210	195
Taxes	66	—
Other	55	58

Total	$596	$516

NOTE 7. DEBT

Notes and loans payable, which mature in less than one year, consist of commercial paper and foreign borrowings. Commercial paper borrowings were $1,529 and $58 at December 31, 2007 and June 30, 2007, respectively. The carrying value of notes and loans payable at December 31, 2007 and June 30, 2007, approximated the fair value of such debt. The effective interest rates for notes and loans payable were 5.38% and 5.74% at December 31, 2007, and June 30, 2007, respectively.

In October 2007, the Company issued $750 of debt in notes. The notes consist of $350 and $400 of 5.45% and 5.95% notes, respectively, and are due in October 2012 and October 2017, respectively. Interest is payable semi-annually in April and October. Proceeds from the notes have been used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

NOTE 8. NET EARNINGS PER COMMON SHARE

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

	Weighted Average Numbers of Common Shares Outstanding
	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Basic	138,750	151,413	141,264	151,278
Stock options, restricted stock awards and other	2,276	2,472	2,138	2,427

Diluted	141,026	153,885	143,402	153,705

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Stock options, restricted stock awards and other	78	31	378	34

During the three and six months ended December 31, 2007, the Company issued 366,487 and 563,976 shares of common stock, respectively, and during the three and six months ended December 31, 2006, the Company issued 482,259 and 1,354,535 shares of common stock, respectively, pursuant to stock option exercises, restricted stock awards, performance unit settlements and directors’ fee distributions.

During the six months ended December 31, 2007 and 2006, the Company repurchased $118 (2.0 million shares) and $89 (1.4 million shares), respectively, under its evergreen program to offset the impact of share dilution related to share-based awards. In addition, on August 10, 2007, the Company entered into an accelerated share repurchase (ASR) agreement with two investment banks. Under the ASR agreement, the Company repurchased $750 of its shares of common stock from the investment banks for an initial per share amount of $59.59, subject to adjustment. The banks delivered an initial amount of 10.9 million shares to the Company on August 15, 2007, which reduced the weighted average number of common shares outstanding by 8.5 million shares for the six months ended December 31, 2007. Under the terms of the ASR agreement, the final number of shares the Company repurchased and the timing of the final settlement depended on prevailing market conditions, the final discounted volume weighted average share price over the term of the ASR agreement and other customary adjustments. The final purchase price adjustment was settled on January 17 and 23, 2008, resulting in the receipt of an additional 1.1 million shares by the Company. The final settlement under the ASR agreement did not require the Company to make any additional cash or share payments. Upon final settlement, the average per share amount paid for all shares purchased under the ASR agreement was $62.08.

For the three and six month periods ended December 31, 2007, the Company did not adjust its diluted weighted average number of shares outstanding to reflect the estimated final settlement under the ASR agreement, because to do so would be anti-dilutive.

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income is comprised of net earnings, gains and losses from currency translation and derivative instruments designated as cash flow hedges, and unrecognized pension and other retiree benefit costs. Total comprehensive income for the three and six months ended December 31, 2007 were $111 and $234, respectively. Total comprehensive income for the three and six months ended December 31, 2006 were $98 and $215, respectively. Accumulated other comprehensive net losses, as reflected in the Condensed Consolidated Balance Sheets, primarily consist of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

NOTE 10. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Retirement Income Plans for the
	Three Months Ended		Six Months Ended
Components of net periodic benefit cost (income):	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Service cost	$3	$2	$6	$5
Interest cost	7	6	14	13
Expected return on plan assets	(7)	(6)	(14)	(13)
Amortization of unrecognized items	1	2	3	4

Total net periodic benefit cost	$4	$4	$9	$9

	Health Care Plans for the
	Three Months Ended		Six Months Ended
Components of net periodic benefit cost (income):	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Service cost	$1	$—	$1	$1
Interest cost	1	1	2	2
Amortization of unrecognized items	(1)	—	(1)	(1)

Total net periodic benefit cost	$1	$1	$2	$2

NOTE 11. GUARANTEES

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. As of December 31, 2007, the Company had not made, nor does it anticipate making, any payments relating to the indemnities contained in the Share Exchange Agreement. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.

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

The Company is a party to letters of credit of $22, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2007.

NOTE 12. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $23 at December 31, 2007 and June 30, 2007, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2007 and June 30, 2007. The Company is subject to a cost-sharing arrangement with another party for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. The other party in this matter reported substantial net losses for calendar years 2007 and 2006. If the other party with whom the Company shares joint and several liability is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of California, Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the non-cash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices. On September 1, 2006, the Company filed a motion to dismiss the case. On November 3, 2006, the plaintiff filed an amended complaint naming additional defendants and asserting additional claims including allegations of violations of Section 16(b) of the Securities Exchange Act of 1934. On December 1, 2006, the Company removed the case to the United States District Court for the Northern District of California. On December 22, 2006, the Company filed a motion to dismiss the amended complaint. On April 27, 2007, the parties entered into a stipulation whereby they agreed, subject to court approval, that the amended complaint will be dismissed and that the plaintiff will have until May 30, 2007, to demand that the Board of Directors pursue the claims in the amended complaint on behalf of the Company. The plaintiff sent a demand letter on June 12, 2007. At the Board’s request, the Audit Committee conducted a thorough investigation of the plaintiff’s claims, assisted by outside counsel. On September 18, 2007, the Audit Committee presented its report and recommended to the Board that litigation is not in the best interests of the Company, and the Board decided to reject the plaintiff’s demand. On September 26, 2007, outside counsel sent notice of the Board’s decision to counsel for the plaintiff. On October 25, 2007, the plaintiff voluntarily dismissed the complaint against all defendants without prejudice. The plaintiff had previously stipulated in federal court that any amended complaint challenging the Board’s decision would be filed by October 26, 2007. The plaintiff did not file a complaint in federal court. On January 18, 2008, the plaintiff indicated an intention to file another derivative complaint based on the same facts in the Superior Court of California, Alameda County.

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

NOTE 13. SEGMENT RESULTS

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

The table below represents operating segment information:

	Net Sales
	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
North America	$977	$923	$2,026	$1,923
International	209	178	399	339

Total Company	$1,186	$1,101	$2,425	$2,262

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
North America	$257	$254	$543	$541
International	38	34	75	68
Corporate	(167)	(152)	(316)	(298)

Total Company	$128	$136	$302	$311

During the three and six months ended December 31, 2007, earnings before income taxes included $2 and $27 in the North America segment, respectively, and $3 and $5 in the International segment and Corporate segment, respectively, of restructuring and asset impairment costs and incremental cost of products sold charges (Note 2).

During the three and six months ended December 31, 2006, earnings before income taxes included $9 and $12 in the Corporate segment, respectively, of restructuring and incremental administrative costs (Note 2).

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 26% of consolidated net sales for the three and six months ended December 31, 2007, and 26% and 27% of consolidated net sales for the three and six months ended December 31, 2006, respectively.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

(Dollars in millions, except share and per share amounts)

Overview

The Clorox Company and its subsidiaries (the Company or Clorox) is a leading manufacturer and marketer of consumer products. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Armor All® and STP® auto-care products, Fresh Step® and Scoop Away® cat litters, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, and Glad® bags, wraps and containers, and Burt’s Bees® natural personal care products. In addition, the Company has a number of leading brands in international markets, including those sold under the Poett®, Mistolin® and Ayudín® brand names. With approximately 8,300 employees worldwide, the Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

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

The Company reported strong operating results for the three and six months ended December 31, 2007. The Company reported net earnings of $92 and $203 and diluted net earnings per common share of $0.65 and $1.41 for the three and six months ended December 31, 2007, respectively. This compares to net earnings of $96 and $208 and diluted net earnings per common share of $0.62 and $1.35 for the three and six months ended December 31, 2006, respectively. Restructuring and asset impairment costs and other restructuring related charges were $0.02 and $0.14 per diluted share on an after-tax basis for the three and six months ended December 31, 2007, respectively, (See “Restructuring and asset impairment costs” section below for more information) as compared with $0.04 and $0.05 per diluted share on an after-tax basis for the three and six months ended December 31, 2006, respectively. The Company continues to face a challenging cost environment and competitive activity in the market place. The Company is addressing these challenges through its on-going cost savings programs, pricing actions, innovative product improvements and new products, and advertising and trade promotional spending to support and grow its brands.

Other key fiscal year-to-date 2008 highlights are summarized as follows:

•

On August 10, 2007, the Company entered into an accelerated share repurchase (ASR) agreement under which the Company repurchased $750 of its shares of common stock from two investment banks for an initial per share amount of $59.59, subject to adjustment. Final settlement of the ASR agreement took place on January 17 and 23, 2008 (see “Share Repurchases” section below for more information).

•	In October 2007, the Company issued $750 of debt in notes which was used to retire commercial paper (see “Financing Activities” section below for more information).

•

On November 30, 2007, the Company acquired Burt’s Bees Inc. (BBI), a leading manufacturer and marketer of natural personal care products for an aggregate price of $913, excluding $25 for tax benefits associated with the acquisition (see “Investing Activities” section below for more information).

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

Results of Operations

Management’s discussion and analysis of the results of operations, unless otherwise noted, compares the three and six months ended December 31, 2007 (the current periods), to the three months and six months ended December 31, 2006 (the prior periods), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended		% Change	% of Net Sales
	12/31/2007	12/31/2006		12/31/2007	12/31/2006
Diluted net earnings per common share from continuing operations	$0.65	$0.59	10%
Net sales	$1,186	$1,101	8	100.0%	100.0%
Gross profit	479	462	4	40.4	42.0
Selling and administrative expenses	168	162	4	14.2	14.7
Advertising costs	109	109	—	9.2	9.9
Research and development costs	28	27	4	2.4	2.5

	Six Months Ended		% Change	% of Net Sales
	12/31/2007	12/31/2006		12/31/2007	12/31/2006
Diluted net earnings per common share from continuing operations	$1.41	$1.32	7%
Net sales	$2,425	$2,262	7	100.0%	100.0%
Gross profit	1,007	960	5	41.5	42.4
Selling and administrative expenses	323	315	3	13.3	13.9
Advertising costs	227	226	0	9.4	10.0
Research and development costs	51	53	(4)	2.1	2.3

Diluted net earnings per common share from continuing operations increased by $0.06 and $0.09 in the current periods, respectively, compared to prior periods. This increase was driven by increased net sales and lower effective tax rate as well as a decrease in common shares outstanding during fiscal year 2008 due to the Company’s repurchase of its common stock (See “Share Repurchases” section below). These increases were partially offset by increased interest expense and restructuring and asset impairment charges (See “Restructuring and asset impairment costs” section below).

Net sales increased 8% and 7% in the current periods, respectively, compared to the prior periods while volume increased 6% in the current periods compared to the prior periods. The volume increase was driven by strong shipments of home-care products, primarily Clorox® Disinfecting Wipes and new products; higher shipments of bleach and dilutable cleaners in Latin America; continued growth in Fresh Step® scoopable cat litter; the acquisition of BBI; strong results in Canada due to the bleach business acquisition and increased shipments of Hidden Valley® bottled salad dressing. Partially offsetting these gains were reduced shipments of Glad® products. Net sales growth outpaced volume growth primarily due to favorable foreign exchange rates and pricing, partially offset by higher trade promotion spending.

Gross profit decreased by 160 basis points and 90 basis points as a percentage of sales for the current periods, respectively, compared to the prior periods. The decline as a percentage of sales was due to increased commodity costs, primarily resin and agricultural commodities, higher manufacturing and logistics costs, including the cost of diesel fuel, increased trade promotion spending to address competitive activities and a $5 step-up in inventory values associated with the purchase accounting for BBI. In addition, in the second half of fiscal year 2008 the Company anticipates recognizing the remaining $14 step-up in inventory values associated with the purchase accounting for BBI. These increases are partially offset by cost savings and price increases.

Selling and administrative expenses increased by 4% and 3% in the current periods, respectively, compared to the prior periods. The change primarily reflects increased selling costs to drive growth in the grocery channel, selling and administrative expense from BBI, higher salaries in Latin America partially offset by lower stock-based compensation costs.

Advertising costs remained relatively unchanged in comparison to the prior periods as the Company continues to support its new products and established brands.

Research and development costs increased 4% in the three month period as compared to the year-ago period and decreased 4% in the six month period as compared to the year-ago period. The increase in the three month period is primarily attributable to higher salary costs to support the Company’s Health and Wellness platform and Centennial strategy partially offset by lower stock-based and short-term benefit costs. The decrease in the six month period was also due to lower benefit costs as well as the timing of projects, partially offset by higher salary costs.

Restructuring and asset impairment costs were $2 and $27 in the current periods. These charges related to simplification of the Company’s supply chain and other restructuring charges the Company decided to take in light of its Centennial Strategy (Supply Chain and Other restructuring charges). Additionally, incremental charges of $3 and $5 for the current periods, which relate to the Company’s decision to simplify its supply chain, were included in cost of products sold.

	December 31, 2007
	Three Months Ended			Six Months Ended
	North America	International Segment and Corporate Segment	Total	North America	International Segment and Corporate Segment	Total
Cost of products sold	$2	$1	$3	$4	$1	$5

Restructuring and asset impairment:
Severance	—	2	2	1	2	3
Asset impairment	—	—	—	22	2	24

Total restructuring and asset impairment costs	—	2	2	23	4	27

Total costs	$2	$3	$5	$27	$5	$32

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company anticipates redistributing production from the international and domestic facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. As a result of this initiative, a number of positions are being eliminated. The Company anticipates this Supply Chain restructuring to be completed in fiscal year 2010. The projected annual savings at the completion of this restructuring is expected to be approximately $20 to $24. The other restructuring charges relate primarily to the write-down of certain new venture investments and intangible assets, and exiting the Company’s private label food bags business which the Company has decided not to pursue in light of its Centennial strategy.

The total anticipated charges of implementing the Supply Chain and Other restructuring initiatives is estimated to be between $70 and $75, of which the Company expects approximately $58 to $60 of the costs be incurred in fiscal year 2008. The Company expects approximately $49 to $51 of the fiscal year 2008 charges to be in the North America segment, of which approximately $21 to $22 are estimated to be recognized as cost of products sold charges (primarily accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain initiative), approximately $23 to $24 are estimated to be asset impairment charges and the remainder to be severance charges. The remaining estimated charges will be spread across the International segment and the Corporate segment, and are expected to be classified as cost of products sold, severance and asset impairment.

Restructuring costs for the three and six months ended December 31, 2006, were $4 for each period. These costs were associated with the restructuring of certain Information Services activities completed in fiscal year 2007 and included severance and other related costs reflected in the Company’s Corporate segment. Transition costs associated with the restructuring were $5 and $8 for the three and six months ended December 31, 2006, respectively, and were recorded to administrative costs in the Company’s Corporate segment.

Interest expense increased by $17 and $21 in the current periods primarily due to an increase in borrowings used to finance the BBI acquisition and share repurchases (see “Financing Activities” section below).

Other income, net was $2 for each of the current periods, compared with $5 and $7, respectively, for the prior periods. Operating losses from the Company’s investment in low-income housing partnerships increased by $3 for each of the current periods. In addition, foreign exchange losses increased by $2 and $4 for the current periods. The increased costs are partially offset by other smaller items.

The effective tax rate on continuing operations was 28.4% and 32.8% for the current periods, respectively, as compared to 33.1% and 34.7% for the prior periods, respectively, on an unrounded basis. The lower rates for both current periods were primarily the result of tax settlements and the statutory phase-in of increased rates for the domestic manufacturing deduction, offset partially by the benefit of the retroactive extension of the federal research and experimentation credit in the year ago periods.

Segment Results

The table below represents operating segment information:

	Net Sales
	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
North America	$977	$923	$2,026	$1,923
International	209	178	399	339

Total Company	$1,186	$1,101	$2,425	$2,262

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
North America	$257	$254	$543	$541
International	38	34	75	68
Corporate	(167)	(152)	(316)	(298)

Total Company	$128	$136	$302	$311

North America

North America reported 6% net sales and volume growth and a 1% increase in earnings from continuing operations for the current quarter as compared to the year-ago quarter. The segment also reported 5% net sales growth, 6% volume growth and flat earnings from continuing operations for the six months ended December 31, 2007, as compared to the year-ago period.

Volume growth in the current periods was primarily driven by increased shipments of Clorox® Disinfecting Wipes behind trade promotion spending and a product improvement, strong results in Canada due to the bleach business acquisition, continued growth in Fresh Step® scoopable cat litter behind a product improvement and strong results in Hidden Valley® bottled salad dressing behind increased merchandising. Also contributing to the growth is the fiscal year 2007 third quarter launch of Clorox® disinfecting cleaner, increased shipments of Pine-Sol®, initial shipments of new Green WorksTM natural cleaners and shipments of Burt’s Bees® natural personal care products. Volume increases were partially offset by decreased shipments of Glad® products due to lower merchandising in wraps and category softness.

Net sales growth was primarily driven by increased volume, favorable Canadian exchange rates and price increases. These increases were partially offset by higher trade promotion spending in response to competitive activity.

The increase in earnings from continuing operations for both periods primarily reflects higher net sales and cost savings partially offset by higher commodity costs and manufacturing and logistic costs and a $5 step-up in inventory values associated with purchase accounting for BBI. In addition to these factors, the three and six month periods include restructuring and asset impairment charges of $2 and $27, respectively.

International

International reported 17% net sales growth, 6% volume growth and a 12% increase in earnings from continuing operations for the current quarter as compared to the year-ago quarter. The segment also reported 18% net sales growth, 8% volume growth and a 10% increase in earnings from continuing operations for the six months ended December 31, 2007, as compared to the year-ago period. Net sales outpaced volume growth in the three and six month periods primarily due to favorable foreign exchange rates and price increases in Latin America. Volume growth in the current periods was primarily driven by increased shipments of bleach and dilutable cleaners in Argentina and the bleach business acquisition in the third quarter of fiscal year 2007. The increase in earnings from continuing operations for both periods primarily reflects higher net sales and cost savings, partially offset by higher commodity costs.

Corporate

Losses from continuing operations before income taxes attributable to the corporate segment increased by 10% and 6% for the current periods, respectively, as compared to prior periods. The increases were primarily attributable to increased interest expense as a result of higher average borrowings to finance the Company’s ASR agreement (See “Share Repurchases” section below) and the BBI acquisition. This was partially offset by a decrease in the stock-based compensation costs.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of December 31, 2007. Net cash provided by operations was $311 for the six months ended December 31, 2007, compared with $255 net cash provided by operations in the comparable year ago quarter. The increase in cash flows was primarily due to increases in receipts of accounts receivable driven by the timing of sales and collections.

Working Capital

The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, decreased by $721 from June 30, 2007 to December 31, 2007, principally due to an increase of $966 in short term borrowings driven by the issuance of commercial paper in connection with the Company’s acquisition of BBI (see “Financing Activities” section below). This decrease is partially offset by the addition of BBI’s working capital of $55 and the reclassification of $53 of income tax liabilities from current to non-current on the Company’s balance sheet as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109 effective July 1, 2007 (see “New Accounting Pronouncements” section below).

Investing Activities

Capital expenditures were $71 during the six months ended December 31, 2007, compared to $68 in the comparable prior year period. Capital spending as a percentage of net sales was 2.9% during the six months ended December 31, 2007, compared to 3.0% during the six months ended December 31, 2006.

During the six months ended December 31, 2007, the Company acquired BBI, a leading manufacturer and marketer of natural personal care products, for an aggregate price of $913, excluding $25 for tax benefits associated with the agreement. The Company also incurred $8 of costs in connection with the acquisition of BBI. In addition, the Company paid $25 for tax benefits associated with the acquisition. Assets, acquired at fair value, included cash of $33, inventory of $45, other current assets of $24, property, plant and equipment of $16, goodwill of $557, trademarks of $404, other intangibles of $68 and other assets of $1. Liabilities assumed, at fair value, included accounts payables and accrued liabilities of $58, and deferred taxes of $177. The other intangibles will be amortized over an average period of 10 years. Changes to the fair values of the assets acquired and liabilities assumed may be recorded in future periods as the Company finalizes its estimates of fair value.

The Company purchased bleach businesses in Canada, effective December 29, 2006 for $56, and in certain countries in Latin America, effective February 28, 2007 for $67. The total aggregate price of the purchase was $123.

Financing Activities

Net cash provided by financing activities was $768 for the six months ended December 31, 2007, compared with net cash used for financing activities of $143 in the comparable year ago quarter. The increase in cash provided by financing activities was primarily due to borrowings to finance the acquisition of BBI and share repurchases.

In October 2007, the Company issued $750 of debt in notes. The Company issued $350 of notes at 5.45% and due in October 2012 with an effective rate of 5.64% and $400 of notes at 5.95% and due in October 2017, with an effective rate of 6.08%. Interest is payable semi-annually in April and October. Proceeds from the notes have been used to retire commercial paper. The Company is considering refinancing up to $500 of its existing commercial paper borrowings in the second half of fiscal year 2008.

Credit Arrangements

As of December 31, 2007, the Company had $1,800 in domestic revolving credit agreements, of which $500 expires in May 2008, $165 expires in December 2009 and $1,135 expires in December 2010. There were no borrowings under these credit agreements, which are available for general corporate purposes and to support commercial paper issuances. In addition, the Company had $101 of foreign working capital credit lines and other facilities at December 31, 2007, of which $74 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of December 31, 2007. The Company does not anticipate any problems in securing future credit agreements.

Share Repurchases

The Company has two share repurchase programs: an open-market program, and a program to offset the impact of share dilution related to share-based awards (evergreen program).

During the six months ended December 31, 2007 and 2006, the Company repurchased $118 (2.0 million shares) and $89 (1.4 million shares), respectively, under its evergreen program to offset the impact of share dilution related to share-based awards. In addition, on August 10, 2007, the Company entered into an ASR agreement with two investment banks. Under the ASR agreement, the Company repurchased $750 of its shares of common stock from the investment banks for an initial per share amount of $59.59, subject to adjustment. The banks delivered an initial amount of 10.9 million shares to the Company on August 15, 2007, which reduced the weighted average number of common shares outstanding by 8.5 million shares for the six months ended December 31, 2007. Under the terms of the ASR agreement, the final number of shares the Company repurchased and the timing of the final settlement depended on prevailing market conditions, the final discounted volume weighted average share price over the term of the ASR agreement and other customary adjustments. The final purchase price adjustment was settled on January 17 and 23, 2008, resulting in the receipt of an additional 1.1 million shares by the Company. The final settlement under the ASR agreement did not require the Company to make any additional cash or share payments. Upon final settlement, the average per share amount paid for all shares purchased under the ASR agreement was $62.08.

All of the shares repurchased under the ASR agreement were applied against the open-market program, which fully utilized the remaining authorization.

No shares were repurchased under the open-market program during the six months ended December 31, 2006.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. As of December 31, 2007, the Company had not made, nor does it anticipate making, any payments relating to the indemnities contained in the Share Exchange Agreement. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.

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

The Company is a party to letters of credit of $22, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2007.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $23 at December 31, 2007 and June 30, 2007, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2007 and June 30, 2007. The Company is subject to a cost-sharing arrangement with another party for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. The other party in this matter reported substantial net losses for calendar years 2007 and 2006. If the other party with whom the Company shares joint and several liability is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of California, Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the non-cash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices. On September 1, 2006, the Company filed a motion to dismiss the case. On November 3, 2006, the plaintiff filed an amended complaint naming additional defendants and asserting additional claims including allegations of violations of Section 16(b) of the Securities Exchange Act of 1934. On December 1, 2006, the Company removed the case to the United States District Court for the Northern District of California. On December 22, 2006, the Company filed a motion to dismiss the amended complaint. On April 27, 2007, the parties entered into a stipulation whereby they agreed, subject to court approval, that the amended complaint will be dismissed and that the plaintiff will have until May 30, 2007, to demand that the Board of Directors pursue the claims in the amended complaint on behalf of the Company. The plaintiff sent a demand letter on June 12, 2007. At the Board’s request, the Audit Committee conducted a thorough investigation of the plaintiff’s claims, assisted by outside counsel. On September 18, 2007, the Audit Committee presented its report and recommended to the Board that litigation is not in the best interests of the Company, and the Board decided to reject the plaintiff’s demand. On September 26, 2007, outside counsel sent notice of the Board’s decision to counsel for the plaintiff. On October 25, 2007, the plaintiff voluntarily dismissed the complaint against all defendants without prejudice. The plaintiff had previously stipulated in federal court that any amended complaint challenging the Board’s decision would be filed by October 26, 2007. The plaintiff did not file a complaint in federal court. On January 18, 2008, the plaintiff indicated an intention to file another derivative complaint based on the same facts in the Superior Court of California, Alameda County.

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

The cumulative effect of adopting FIN 48 was recorded as a $10 reduction to beginning retained earnings. FIN 48 requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. Upon adoption of FIN 48, income tax liabilities of $53 were reclassified from current to non-current on the Company’s balance sheet. As of July 1, 2007 and December 31, 2007, the Company had not recognized the following tax benefits in its consolidated financial statements:

	12/31/2007	7/1/2007
Total unrecognized tax benefits	$142	$150
Unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized	92	100

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of July 1, 2007 and December 31, 2007, the total balance of interest accrued related to uncertain tax positions was $36 and $41, respectively. For the three months and six months ended December 31 2007, income tax expense includes $4 and $1, respectively, of interest. No amounts were accrued for penalties.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The Internal Revenue Service (IRS) was examining the Company’s 2003 and 2004 income tax returns as of July 1, 2007 and the Company’s 2003 through 2006 income tax returns as of December 31, 2007. Certain issues relating to 2001 and 2002 are also under review by the IRS Appeals Division. Various income tax returns in the state and foreign jurisdictions are currently in the process of examination. In the twelve months succeeding July 1, 2007 and December 31, 2007, audit resolutions could potentially reduce total unrecognized tax benefits by up to $82 and $72, respectively, in each of the periods, primarily as a result of cash payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141-R). SFAS No.141-R will significantly change the accounting for future business combinations after adoption. SFAS No. 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. SFAS No. 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2010, as required. The Company is currently evaluating the impact SFAS No. 141-R will have on its consolidated financial statements, when it becomes effective.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2010, as required. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements, when it becomes effective.

Cautionary Statement

This Quarterly Report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, the success of the Company’s previously announced Centennial Strategy; the need for any additional restructuring or asset-impairment charges; the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition; general economic and marketplace conditions and events; competitors’ actions; the Company’s costs, including changes in exposure to commodity costs such as resin, diesel, chlor-alkali and agricultural commodities; increases in energy costs; consumer and customer reaction to price increases; customer-specific ordering patterns and trends; the Company’s actual cost performance; changes in the Company’s tax rate; any future supply constraints that may affect key commodities; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks inherent in litigation; risks relating to international operations; including the risk associated with foreign currencies,; the impact of the volatility of the debt markets on the Company’s access to funds; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the success of new products; risks relating to acquisitions, mergers and divestitures; risks relating to changes in the Company’s capital structure; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks related to its November 2004 share exchange transaction with Henkel KGaA, the tax indemnification obligations and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management expects, or increases in debt or changes in credit ratings, or otherwise, could adversely affect the Company’s earnings.

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

Although the Company has taken a number of measures, including price increases, to respond to the economic conditions that have led to increased raw-material and energy costs, there have not been any material changes to the Company’s market risk during the three and six months ended December 31, 2007. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

On August 4, 2006, a derivative action purportedly on behalf of the Company was filed in the Superior Court of California, Alameda County, against certain current and former directors and officers of the Company. Specifically, the plaintiff alleges, among other things, breach of fiduciary duties and waste of corporate assets. These allegations relate to the non-cash compensation expense the Company recorded during the fourth quarter of fiscal year 2006, following a review of its stock option practices. The complaint demands, among other forms of relief, judgment in the form of monetary damages sustained by the Company as a result of such practices. On September 1, 2006, the Company filed a motion to dismiss the case. On November 3, 2006, the plaintiff filed an amended complaint naming additional defendants and asserting additional claims including allegations of violations of Section 16(b) of the Securities Exchange Act of 1934. On December 1, 2006, the Company removed the case to the United States District Court for the Northern District of California. On December 22, 2006, the Company filed a motion to dismiss the amended complaint. On April 27, 2007, the parties entered into a stipulation whereby they agreed, subject to court approval, that the amended complaint will be dismissed and that the plaintiff will have until May 30, 2007, to demand that the Board of Directors pursue the claims in the amended complaint on behalf of the Company. The plaintiff sent a demand letter on June 12, 2007. At the Board’s request, the Audit Committee conducted a thorough investigation of the plaintiff’s claims, assisted by outside counsel. On September 18, 2007, the Audit Committee presented its report and recommended to the Board that litigation is not in the best interests of the Company, and the Board decided to reject the plaintiff’s demand. On September 26, 2007, outside counsel sent notice of the Board’s decision to counsel for the plaintiff. On October 25, 2007, the plaintiff voluntarily dismissed the complaint against all defendants without prejudice. The plaintiff had previously stipulated in federal court that any amended complaint challenging the Board’s decision would be filed by October 26, 2007. The plaintiff did not file a complaint in federal court. On January 18, 2008, the plaintiff indicated an intention to file another derivative complaint based on the same facts in the Superior Court of California, Alameda County.

Item 1.A.	Risk Factors.

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2008:

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to 31, 2007	19,489	$61.19	—	$—
November 1 to 30, 2007	4,400	$63.45	—	$—
December 1 to 31, 2007	—	$—	—	$—

(1)	All of the 19,489 shares purchased in October 2007 and 4,400 shares purchased in November 2007 relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees.

(2)	On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan.

Item 6.	Exhibits.

(a)	Exhibits

10.49	Underwriting Agreement dated October 3, 2007 (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on October 5, 2007, incorporated herein by reference).

10.50	Agreement and Plan of Merger among the Company, Burt’s Bees, Inc., Buzz Acquisition Corp., and BBI Holdings LP, dated as of October 30, 2007 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed November 5, 2007, incorporated herein by reference).

10.51	Form of Escrow Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 5, 2007, incorporated herein by reference).

10.52	Form of Principal Stockholder Consent (filed as Exhibit 99.1 to the Current Report on Form 8-K filed November 5, 2007, incorporated herein by reference).

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 4, 2008	BY	/s/ Thomas D. Johnson
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