Form 10-Q
period 2008-03-31
CLOROX CO /DE/
filed 2008-05-02
CIK 21076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer    ☑     Accelerated filer    ☐     Non-accelerated filer    ☐     Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑

As of March 31, 2008, there were 137,839,516 shares outstanding of the registrant’s common stock (par value - $1.00), the registrant’s only outstanding class of stock.

THE CLOROX COMPANY

PART I – FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements

The Clorox Company

Condensed Consolidated Statements of Earnings

(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Net sales	$1,353	$1,241	$3,778	$3,503
Cost of products sold	815	704	2,233	2,006

Gross profit	538	537	1,545	1,497

Selling and administrative expenses	182	162	505	477
Advertising costs	123	121	350	347
Research and development costs	27	26	78	79
Restructuring and asset impairment costs	7	9	34	13
Interest expense	46	28	125	86
Other expense (income), net	2	(2)	—	(9)

Earnings from continuing operations before income taxes	151	193	453	504
Income taxes on continuing operations	51	64	150	172

Earnings from continuing operations	100	129	303	332

Earnings from discontinued operations	—	—	—	5

Net earnings	$100	$129	$303	$337

Earnings per common share
Basic
Continuing operations	$0.72	$0.85	$2.16	$2.20
Discontinued operations	—	—	—	0.03

Basic net earnings per common share	$0.72	$0.85	$2.16	$2.23

Diluted
Continuing operations	$0.71	$0.84	$2.12	$2.16
Discontinued operations	—	—	—	0.03

Diluted net earnings per common share	$0.71	$0.84	$2.12	$2.19

Weighted average common shares outstanding (in thousands)
Basic	138,008	151,469	140,179	151,341
Diluted	140,300	153,970	142,413	153,822

Dividends declared per common share	$0.40	$0.31	$1.20	$0.91

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	3/31/2008	6/30/2007
Assets
Current assets
Cash and cash equivalents	$282	$182
Receivables, net	456	460
Inventories, net	423	309
Other current assets	108	81

Total current assets	1,269	1,032
Property, plant and equipment, net	943	976
Goodwill	1,664	1,025
Trademarks, net	563	254
Other intangible assets, net	125	94
Other assets	186	200

Total assets	$4,750	$3,581

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes and loans payable	$959	$74
Current maturities of long-term debt	—	500
Accounts payable	340	329
Accrued liabilities	406	507
Income taxes payable	70	17

Total current liabilities	1,775	1,427
Long-term debt	2,721	1,462
Other liabilities	596	516
Deferred income taxes	130	5

Total liabilities	5,222	3,410

Contingencies

Stockholders’ (deficit) equity
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at March 31, 2008 and June 30, 2007; and 137,839,516 and 151,256,460 shares outstanding at March 31, 2008 and June 30, 2007, respectively	159	159
Additional paid-in capital	518	481
Retained earnings	295	185
Treasury shares, at cost: 20,901,945 and 7,485,001 shares at March 31, 2008 and June 30, 2007, respectively	(1,282)	(445)
Accumulated other comprehensive net losses	(162)	(209)

Stockholders’ (deficit) equity	(472)	171

Total liabilities and stockholders’ (deficit) equity	$4,750	$3,581

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(Dollars in millions)

	Nine Months Ended
	3/31/2008	3/31/2007
Operating activities:
Net earnings	$303	$337
Deduct: Earnings from discontinued operations	—	5

	303	332
Earnings from continuing operations
Adjustments to reconcile earnings from continuing operations:
Depreciation and amortization	154	143
Share-based compensation	32	40
Deferred income taxes	2	(23)
Net loss on disposition of assets	3	5
Restructuring and asset impairment activities	29	4
Other	15	13
Changes in:
Receivables, net	43	13
Inventories, net	(60)	(51)
Other current assets	15	14
Accounts payable and accrued liabilities	(45)	(79)
Income taxes payable	(15)	16

Net cash provided by continuing operations	476	427

Investing activities:
Capital expenditures	(103)	(96)
Businesses acquired, net of cash acquired	(913)	(123)
Low-income housing contributions and other	—	3

Net cash used for investing activities	(1,016)	(216)

Financing activities:
Notes and loans payable	885	48
Long-term borrowings, net of issuance costs	1,256	—
Long-term debt repayments	(500)	(150)
Treasury stock purchases	(868)	(89)
Cash dividends paid	(173)	(136)
Issuance of common stock for employee stock plans and other	30	93

Net cash provided by (used for) financing activities	630	(234)

Effect of exchange rate changes on cash and cash equivalents	10	2

Net increase (decrease) in cash and cash equivalents	100	(21)
Cash and cash equivalents:
Beginning of period	182	192

End of period	$282	$171

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine month periods ended March 31, 2008 and 2007, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to current period presentation. The results for the interim period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008, or for any future period.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 30, 2010, while all other portions of the standard will be adopted by the Company beginning in its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements, when it becomes effective.

On July 1, 2007, the Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes.

The cumulative effect of adopting FIN 48 was recorded as a $10 reduction to beginning retained earnings. FIN 48 requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. Upon adoption of FIN 48, income tax liabilities of $53 were reclassified from current to non-current on the Company’s balance sheet. As of July 1, 2007 and March 31, 2008, the Company had not recognized the following tax benefits in its consolidated financial statements:

	3/31/2008	7/1/2007
Total unrecognized tax benefits	$141	$150
Unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized	95	100

NOTE 1. INTERIM FINANCIAL STATEMENTS (Continued)

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of July 1, 2007 and March 31, 2008, the total balance of accrued interest related to uncertain tax positions was $36 and $42, respectively. For the three and nine months ended March 31, 2008, income tax expense includes $1 and $6, respectively, of interest. No amounts were accrued for penalties.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The Internal Revenue Service (IRS) was examining the Company’s 2003 and 2004 income tax returns as of July 1, 2007, and the Company’s 2003 through 2006 income tax returns as of March 31, 2008. Certain issues relating to 2001 and 2002 are also under review by the IRS Appeals Division. Various income tax returns in state and foreign jurisdictions are currently in the process of examination. In the twelve months succeeding July 1, 2007 and March 31, 2008, audit resolutions could potentially reduce total unrecognized tax benefits by up to $82 and $68, respectively, primarily as a result of cash payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141-R). SFAS No. 141-R will significantly change the accounting for future business combinations after adoption. SFAS No. 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. SFAS No. 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2010, as required. The Company is currently evaluating the impact SFAS No. 141-R will have on its consolidated financial statements, when it becomes effective.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2010, as required. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements, when it becomes effective.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will be adopted by the Company no later than the beginning of the third quarter of its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements, when it becomes effective.

NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT

During the Company’s annual impairment assessment of indefinite-lived intangible assets, the Company recorded $3 of asset impairment costs for both the three and nine months ended March 31, 2008, which are included in the International segment.

In addition, during the three and nine months ended March 31, 2008, the Company recorded $4 and $31 of restructuring and asset impairment charges and $10 and $15 of incremental cost of products sold charges, respectively. These charges related to the simplification of the Company’s supply chain and other restructuring charges the Company decided to take in light of its Centennial Strategy (Supply Chain and Other restructuring charges).

The following table summarizes, by operating segment, the costs associated with the Company’s Supply Chain and Other restructuring initiatives for the three and nine months ended March 31, 2008:

	Three Months Ended 3/31/2008

	North America	International	Corporate	Total

Cost of products sold	$9	$1	$—	$10

Restructuring and asset impairment:
Severance	1	—	—	1
Asset impairment	3	—	—	3

Total restructuring and asset impairment costs	4	—	—	4

Total costs	$13	$1	$—	$14

	Nine Months Ended 3/31/2008

	North America	International	Corporate	Total

Cost of products sold	$13	$2	$—	$15

Restructuring and asset impairment:
Severance	2	1	1	4
Asset impairment	25	2	—	27

Total restructuring and asset impairment costs	27	3	1	31

Total costs	$40	$5	$1	$46

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company anticipates redistributing production from the international and domestic facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. As a result of this initiative, a number of positions are being eliminated. The Company anticipates this Supply Chain restructuring to be completed in fiscal year 2010. The Other restructuring charges relate primarily to the write-down of certain new venture investments, intangible assets and equipment and the cost of exiting the Company’s private label food bags business which the Company has decided not to pursue in light of its Centennial strategy.

The anticipated charges through fiscal year 2010 relating to the announced Supply Chain and Other restructuring initiatives are estimated to be between $70 and $75, of which the Company expects approximately $58 to $60 to be incurred in fiscal year 2008. The Company expects approximately $49 to $51 of the fiscal year 2008 charges to be in the North America segment, of which approximately $19 to $20 are estimated to be recognized as cost of products sold charges (primarily accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain initiative), approximately $25 to $26 are estimated to be asset impairment charges and the remainder to be severance charges. The remaining estimated charges will be spread across the International segment and the Corporate segment, and are expected to be classified as cost of products sold, severance and asset impairment. Accrued restructuring costs at March 31, 2008, were $3.

NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT (Continued)

During the three and nine months ended March 31, 2007, restructuring and incremental administrative costs were $10 and $22, respectively; $5 and $13 were included in selling and administrative expenses and $5 and $9 were included in restructuring and asset impairment charges for the three and nine months ended March 31, 2007, respectively. These costs were associated with the restructuring of certain Information Services activities completed in fiscal year 2007 and included severance, transition and other related costs and were reflected in the Company’s Corporate segment. Also included in restructuring and asset impairment costs in the Company’s North America segment for both the three and nine months ended March 31, 2007, was $4 of asset impairment charges.

NOTE 3. BUSINESS ACQUIRED

On October 31, 2007, as part of its Centennial Strategy to pursue new businesses in growing categories, the Company announced that it had entered into an agreement to acquire Burt’s Bees Inc. (BBI), a leading manufacturer and marketer of natural personal care products. On November 30, 2007, the Company completed its acquisition of BBI for an aggregate price of $913, excluding $25 for tax benefits associated with the agreement. In order to secure potential indemnity claims by the Company, $25 of the purchase price is held in escrow following the closing, until May 30, 2008. The Company funded the all-cash transaction through a combination of cash and short-term borrowings. Under the terms of the agreement, the Company acquired 100 percent of BBI from its stockholders in a transaction that was structured as a merger. The Company also incurred $8 of costs in connection with the acquisition of BBI. The Company expects to receive the benefits of the payment of $25 for tax benefits associated with the acquisition during fiscal year 2008 through a combination of income tax refunds and reduced estimated tax payments.

The operating results of BBI are reported in the Company’s financial statements beginning December 1, 2007, in the North America operating segment. Included in the Company’s results for the three and nine months ended March 31, 2008, was $46 and $61, respectively, of BBI’s net sales. BBI’s net sales for the nine months ended March 31, 2008, were $131, which include net sales prior to the Company’s acquisition of BBI. BBI’s net sales for the three and nine months ended March 31, 2007, were $36 and $107, respectively.

The following table provides unaudited pro forma results of operations of the Company for the three and nine months ended March 31, 2008 and 2007, as if BBI had been acquired as of the beginning of each of the fiscal periods presented. The unaudited pro forma results include certain recurring purchase accounting adjustments such as depreciation and amortization expense on acquired tangible and intangible assets and assumed interest costs. However, unaudited pro forma results do not include certain transaction-related costs including the effect of a step-up of the value of acquired inventory, cost savings or other effects of the planned integration of BBI. Accordingly, such results of operations are not necessarily indicative of the results as if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months Ended	Nine Months Ended
	3/31/2007	3/31/2008	3/31/2007
Net sales	$1,277	$3,848	$3,610
Earnings from continuing operations	130	316	331
Diluted net earnings per common share from continuing operations	$0.84	$2.22	$2.15

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

NOTE 3. BUSINESS ACQUIRED (Continued)

The following table summarizes the preliminary estimated fair values of BBI’s assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date. Changes to the fair values of the assets acquired, liabilities assumed and estimated useful life assumptions may be adjusted in future periods as the Company finalizes its estimates. The weighted-average estimated useful life of intangible assets subject to amortization is 16 years.

Assets acquired
Cash	$33
Inventory	45
Other current assets	24
Property, plant and equipment	16
Goodwill	618
Intangible assets not subject to amortization - trademarks	322
Intangible assets subject to amortization:
Customer list	44
Product formulae	8
Other assets	1

Total assets acquired	1,111

Liabilities assumed
Current liabilities - primarily accounts payable and accrued liabilities	58
Current and noncurrent deferred income taxes	140

Total liabilities assumed	198

Net assets acquired	$913

A step-up in the value of inventory of $19 was recorded in the allocation of the purchase price based on valuation estimates. During the three and nine months ended March 31, 2008, $14 and $19, respectively, of this step-up amount was charged to cost of products sold as the inventory was sold.

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

At March 31, 2008 and June 30, 2007, the Company’s derivative financial instruments are recorded at fair value in the Condensed Consolidated Balance Sheets as assets (liabilities) as follows:

	3/31/2008	6/30/2007
Commodity purchase contracts included in current assets	$18	$6
Commodity purchase contracts included in other assets	1	—
Commodity purchase contracts included in current liabilities	(1)	(1)
Foreign exchange contracts included in current liabilities	—	(2)

The estimated notional and fair value amounts of the Company’s derivative contracts are summarized below at:

	3/31/2008		6/30/2007
	Notional	Fair Value	Notional	Fair Value
Commodity purchase	$120	$18	$85	$5
Foreign exchange	18	—	38	(2)

Exposure to counterparty credit risk is considered low because these agreements have been entered into with creditworthy counterparties and the contracts contain appropriate margin requirements.

NOTE 5. INVENTORIES, NET

Inventories, net consisted of the following at:

	3/31/2008	6/30/2007
Finished goods	$355	$251
Raw materials and packaging	95	81
Work in process	5	4
LIFO allowances	(21)	(18)
Allowance for obsolescence	(11)	(9)

Total	$423	$309

At March 31, 2008, inventory balances included $26 from BBI.

NOTE 6. GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill, Trademarks and Other intangibles for the nine months ended March 31, 2008, are as follows:

	Balance 6/30/2007 (1)	Acquisitions	Amortization	Impairment Charges	Translation Adjustments and Other	Balance 3/31/2008
North America	$765	$618	$—	$—	$16	$1,399
International	260	—	—	—	5	265

Goodwill	$1,025	$618	$—	$—	$21	$1,664

Trademarks not subject to amortization	$252	$322	$—	$(12)	$—	$562
Trademarks subject to amortization	2	—	(1)	—	—	1

Trademarks	$254	$322	$(1)	$(12)	$—	$563

Other intangible assets subject to amortization:
Technology and Product formulae	$77	$8	$(9)	$(9)	$(2)	$65
Other	17	44	(1)	—	$—	60

Other intangible assets	$94	$52	$(10)	$(9)	$(2)	$125

(1)

The June 30, 2007, balances reflect a change in classification of certain indefinite-lived intangible assets to goodwill to properly reflect the classification of the assets in accordance with SFAS No. 141, Business Combinations. The change in the classification resulted in a decrease in indefinite-lived trademarks of $265, an increase in goodwill of $170, a decrease in non-current deferred tax liabilities of $85 and an increase in non-current deferred tax assets of $10. The change in classification has no impact on the results of operations or working capital and is not material to any of the prior periods.

Trademarks and Other intangible assets subject to amortization are net of accumulated amortization of $201 and $190 at March 31, 2008, and June 30, 2007, respectively. Estimated amortization expense for these intangible assets is $14 for fiscal year 2008, $15 for each of the fiscal years 2009 and 2010, $14 for fiscal year 2011 and $13 for each of the fiscal years 2012 and 2013. The weighted-average amortization period for trademarks and other intangible assets subject to amortization is 5 years and 14 years, respectively.

During the three months ended March 31, 2008, the Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets, as required by SFAS No. 142, Goodwill and Other Intangible Assets, and recorded impairment charges on indefinite-lived intangible assets of $3 in the International Segment.

During the nine months ended March 31, 2008, the Company recorded Trademarks and Other intangible assets impairment charges of $12 and $9, respectively, of which $17 was recorded in the North America segment and $4 was recorded in the International segment.

NOTE 7. OTHER LIABILITIES

Other liabilities consisted of the following at:

	3/31/2008	6/30/2007
Venture agreement net terminal obligation	$266	$263
Employee benefit obligations	206	195
Taxes	69	—
Other	55	58

Total	$596	$516

The taxes included in Other liabilities primarily resulted from the adoption of FIN 48 effective July 1, 2007 (Note 1).

NOTE 8. DEBT

Notes and loans payable, which mature in less than one year, consist of commercial paper and foreign borrowings. Commercial paper borrowings were $952 and $58 at March 31, 2008 and June 30, 2007, respectively. The carrying value of notes and loans payable at March 31, 2008 and June 30, 2007, approximated the fair value of such debt. The effective interest rates for notes and loans payable were 3.24% and 5.74% at March 31, 2008, and June 30, 2007, respectively.

In October 2007, the Company issued $750 of debt in notes. The notes consist of $350 and $400 of 5.45% and 5.95% notes, respectively, and are due in October 2012 and October 2017, respectively. Interest is payable semi-annually in April and October. Proceeds from the notes were used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

In March 2008, the Company issued $500 of debt in notes. The notes consist of $500 of 5.00% notes, and are due in March 2013. Interest is payable semi-annually in March and September. Proceeds from the notes were used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

As of March 31, 2008, the Company had $1,300 in revolving credit agreements, with $165 set to expire in December 2009 and the remainder set to expire in December 2010. There were no borrowings under these credit agreements, which were available for general corporate purposes and to support commercial paper issuances. During the quarter ended March 31, 2008, upon issuance of $500 in Senior Notes, the Company cancelled a $500 revolving credit agreement set to expire in May 2008. In addition, the Company had $86 of foreign working capital credit lines and other facilities at March 31, 2008, of which $63 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of March 31, 2008.

On April 16, 2008, the $1,300 in revolving credit agreements were cancelled and replaced by a $1,200 revolving credit agreement, which expires in April 2013, and is available for general corporate purposes and to support commercial paper issuances. The $1,200 revolving credit agreement includes certain restrictive covenants.

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

	Weighted Average Numbers of
	Commom Shares Outstanding
	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Basic	138,008	151,469	140,179	151,341
Stock options, restricted stock awards and other	2,292	2,501	2,234	2,481

Diluted	140,300	153,970	142,413	153,822

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Stock options, restricted stock awards and other	2,763	31	1,289	333

Shares of common stock issued by the Company were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Stock options, restricted stock awards and other	123	558	687	1,912

During the nine months ended March 31, 2008 and 2007, the Company repurchased $118 (2.0 million shares) and $89 (1.4 million shares), respectively, under its Evergreen Program to offset the impact of share dilution related to share-based awards. In addition, on August 10, 2007, the Company entered into an accelerated share repurchase (ASR) agreement with two investment banks. Under the ASR agreement, the Company repurchased $750 of its shares of common stock from the investment banks for an initial per share amount of $59.59, subject to adjustment. The banks delivered an initial amount of 10.9 million shares to the Company on August 15, 2007. Under the terms of the ASR agreement, the final number of shares the Company repurchased and the timing of the final settlement depended on prevailing market conditions, the final discounted volume weighted average share price over the term of the ASR agreement and other customary adjustments. The final purchase price adjustment was settled on January 17 and 23, 2008, resulting in the receipt of an additional 1.1 million shares by the Company. The final settlement under the ASR agreement did not require the Company to make any additional cash or share payments. Upon final settlement, the average per share amount paid for all shares purchased under the ASR agreement was $62.08. The total number of shares received under the ASR agreement reduced the weighted average number of common shares outstanding by 11.9 million shares and 9.7 million shares for the three and nine months ended March 31, 2008, respectively.

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net earnings, gains and losses from currency translation and derivative instruments designated as cash flow hedges, and unrecognized pension and other retiree benefit costs. Total comprehensive income for the three and nine months ended March 31, 2008 was $115 and $349, respectively. Total comprehensive income for the three and nine months ended March 31, 2007 was $137 and $352, respectively. Accumulated other comprehensive net losses, as reflected in the Condensed Consolidated Balance Sheets, primarily consist of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

NOTE 11. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Retirement Income Plans for the
	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Components of net periodic benefit cost (income):
Service cost	$3	$3	$9	$8
Interest cost	7	8	21	21
Expected return on plan assets	(7)	(7)	(21)	(20)
Amortization of unrecognized items	2	3	5	7

Total net periodic benefit cost	$5	$7	$14	$16

	Health Care Plans for the
	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Components of net periodic benefit cost (income):
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	3
Amortization of unrecognized items	—	—	(1)	(1)

Total net periodic benefit cost	$1	$1	$3	$3

NOTE 12. GUARANTEES

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. As of March 31, 2008, the Company had not made, nor does it anticipate making, any payments relating to the indemnities contained in the Share Exchange Agreement. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.

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

During the first quarter of fiscal year 2008, the Company entered into an agreement with the IRS, agreeing to the tax-free treatment of the share exchange transaction. Henkel has advised the Company that the IRS has completed its audit of Henkel’s U.S. group’s federal income tax return for the year in which the share exchange transaction took place and did not propose any adjustments to Henkel’s tax-free treatment of the share exchange transaction. Thus, while the statutes of limitations permitting IRS assessment of tax against the Company and Henkel with respect to the share exchange transaction remain open, it appears likely that the tax-free treatment of the exchange transaction will be sustained.

The Company is a party to letters of credit of $22, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2008.

NOTE 13. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $20 and $23 at March 31, 2008 and June 30, 2007, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2008 and June 30, 2007. The Company is subject to a cost-sharing arrangement with another party for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. The other party in this matter reported substantial net losses for calendar years 2007 and 2006. If the other party with whom the Company shares joint and several liability is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

The table below represents operating segment information:

	Net Sales
	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

North America	$1,143	$1,056	$3,169	$2,979
International	210	185	609	524

Total Company	$1,353	$1,241	$3,778	$3,503

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

North America	$296	$306	$839	$847
International	32	38	107	106
Corporate	(177)	(151)	(493)	(449)

Total Company	$151	$193	$453	$504

During the three and nine months ended March 31, 2008, earnings before income taxes included $13 and $40 in the North America segment, respectively, $4 and $8 in the International segment, respectively, and zero and $1 in the Corporate segment, respectively, of restructuring and asset impairment costs and incremental cost of products sold charges (Note 2).

During the three and nine months ended March 31, 2007, earnings before income taxes included $10 and $22 in the Corporate segment, respectively, of restructuring and incremental administrative costs and $4 of asset impairment charges in the North America segment (Note 2).

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates were 26% of consolidated net sales for the three and nine months ended March 31, 2008 and 2007.

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

The Company reported net earnings of $100 and $303 and diluted net earnings per common share of $0.71 and $2.12 for the three and nine months ended March 31, 2008, respectively. This compares to net earnings of $129 and $337 and diluted net earnings per common share of $0.84 and $2.19 for the three and nine months ended March 31, 2007, respectively. Restructuring and asset impairment costs and other restructuring related charges were $0.08 and $0.22 per diluted share on an after-tax basis for the three and nine months ended March 31, 2008, respectively, (See “Restructuring and asset impairment costs” below for more information) as compared with $0.06 and $0.10 per diluted share on an after-tax basis for the three and nine months ended March 31, 2007, respectively. The Company continues to face a challenging cost environment and competitive activities in the market place. The Company is addressing these challenges through its on-going cost savings programs, pricing actions, innovative product improvements and new products, and advertising and trade promotional spending to support and grow its brands.

Other key fiscal year-to-date 2008 highlights are summarized as follows:

•

On August 10, 2007, the Company entered into an accelerated share repurchase (ASR) agreement under which the Company repurchased $750 of its shares of common stock from two investment banks for an initial per share amount of $59.59, subject to adjustment. Final settlement of the ASR agreement took place on January 17 and 23, 2008 (see “Share Repurchases” below for more information).

•	In October 2007, the Company issued $750 of debt in notes which was used to retire commercial paper (see “Financing Activities” below for more information).

•

On November 30, 2007, the Company acquired Burt’s Bees Inc. (BBI), a leading manufacturer and marketer of natural personal care products for an aggregate price of $913, excluding $25 for tax benefits associated with the acquisition (see “Investing Activities” below for more information).

•	In March 2008, the company issued $500 of debt in notes which was used to retire commercial paper (see “Financing Activities” below for more information).

•

During fiscal year 2008, the Company began initiatives to simplify its supply chain and write-down certain non-strategic investments which it decided not to pursue in light of its Centennial Strategy (Supply Chain and Other restructuring). The Company anticipates recognizing between $70 and $75 of charges related to these initiatives through fiscal year 2010 (See “Restructuring and asset impairments costs” below for more information).

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Condensed Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which was filed with the Securities and Exchange Commission (SEC) on August 24, 2007, and the unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three and nine months ended March 31, 2008 (the current periods), to the three and nine months ended March 31, 2007 (the prior periods), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	3/31/2008	3/31/2007	% Change	3/31/2008	3/31/2007

Diluted net earnings per common share from continuing operations	$0.71	$0.84	(15)%
Net sales	$1,353	$1,241	9	100.0%	100.0%
Gross profit	538	537	—	39.8	43.3
Selling and administrative expenses	182	162	12	13.5	13.1
Advertising costs	123	121	2	9.1	9.8
Research and development costs	27	26	4	2.0	2.1

	Nine Months Ended			% of Net Sales
	3/31/2008	3/31/2007	% Change	3/31/2008	3/31/2007

Diluted net earnings per common share from continuing operations	$2.12	$2.16	(2)%
Net sales	$3,778	$3,503	8	100.0%	100.0%
Gross profit	1,545	1,497	3	40.9	42.7
Selling and administrative expenses	505	477	6	13.4	13.6
Advertising costs	350	347	1	9.3	9.9
Research and development costs	78	79	(1)	2.1	2.3

Diluted net earnings per common share from continuing operations decreased by $0.13 and $0.04 in the current periods, respectively, compared to the prior periods. This decrease was primarily driven by decreased net earnings partially offset by a decrease in common shares outstanding during fiscal year 2008 due to the Company’s repurchase of its common stock (See “Share Repurchases” below). The decrease in net earnings was primarily attributed to increased commodity costs, manufacturing and logistics costs and interest expense, partially offset by cost savings, higher sales and price increases. The nine months ended March 31, 2008, also included increased restructuring and asset impairment charges (See “Restructuring and asset impairment costs” below).

Net sales increased 9% and 8% in the current periods, respectively, compared to the prior periods while volume increased 4% and 5%, in the current periods, respectively, compared to the prior periods. The volume increase was driven by higher shipments of bleach and dilutable cleaners in Latin America, the launch of Green Works™, record shipments in Fresh Step® scoopable cat litter, the acquisition of BBI and strong results in Brita® due to increased distribution and market sustainability trends. Partially offsetting these gains were reduced shipments of Glad® products and the impact of poor weather on the auto and Kingsford® charcoal businesses. Net sales growth outpaced volume growth primarily due to pricing, the impact of foreign exchange rates and improved product mix.

Gross profit decreased by 350 basis points and 180 basis points as a percentage of sales for the current periods, respectively, compared to the prior periods. The decline as a percentage of sales was largely due to increased commodity costs, primarily resin and agricultural commodities, and higher manufacturing and logistics costs, including the cost of diesel fuel. Also contributing to the decrease during the nine months ended March 31, 2008, was increased trade promotion spending to address competitive activities. In addition, the Company recognized $14 and $19 in the current periods, respectively, resulting from the step-up in inventory values associated with the purchase accounting for BBI and incremental charges of $10 and $15 in the current periods, respectively, included in cost of products sold related to the Company’s Supply Chain and Other restructuring initiatives. These increases were partially offset by cost savings, price increases and the impact of foreign exchange rates.

Selling and administrative expenses increased by 12% and 6% in the current periods, respectively, compared to the prior periods. The change was primarily driven by the BBI and bleach business acquisitions, increased selling costs to drive growth in the grocery channel, the impact of foreign exchange rates and increased commissions.

Advertising costs remained relatively unchanged in comparison to the prior periods as the Company continues to support its new products and established brands.

Research and development costs remained relatively unchanged in comparison to the prior periods as the Company continues to support product innovations.

Restructuring and asset impairment costs were $7 and $34, respectively, in the current periods and $9 and $13, respectively, for the prior periods.

In the current periods the Company recognized $4 and $31, respectively, of charges related to the simplification of the Company’s supply chain and other restructuring charges the Company decided to take in light of its Centennial Strategy (Supply Chain and Other restructuring charges). Additionally, incremental charges of $10 and $15, respectively, were included in cost of products sold for the current periods and relate to the Company’s decision to simplify its supply chain. During the Company’s annual impairment assessment of indefinite-lived intangible assets, the Company also recorded $3 of asset impairment costs in the current periods, which are included in the International segment.

The following table summarizes, by operating segment, the costs associated with the Company’s Supply Chain and Other restructuring initiatives for the three and nine months ended March 31, 2008:

	Three Months Ended 3/31/08

	North America	International	Corporate	Total

Cost of products sold	$9	$1	$—	$10

Restructuring and asset impairment:
Severance	1	—	—	1
Asset impairment	3	—	—	3

Total restructuring and asset impairment costs	4	—	—	4

Total costs	$13	$1	$—	$14

	Nine Months Ended 3/31/08

	North America	International	Corporate	Total

Cost of products sold	$13	$2	$—	$15

Restructuring and asset impairment:
Severance	2	1	1	4
Asset impairment	25	2	—	27

Total restructuring and asset impairment costs	27	3	1	31

Total costs	$40	$5	$1	$46

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company anticipates redistributing production from the international and domestic facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. As a result of this initiative, a number of positions are being eliminated. The Company anticipates this Supply Chain restructuring to be completed in fiscal year 2010. The projected annual savings at the completion of this restructuring is expected to be approximately $22 to $24. The Other restructuring charges relate primarily to the write-down of certain new venture investments, intangible assets and equipment and the cost of exiting the Company’s private label food bags business which the Company has decided not to pursue in light of its Centennial strategy.

The anticipated charges through fiscal year 2010 relating to the announced Supply Chain and Other restructuring initiatives are estimated to be between $70 and $75, of which the Company expects approximately $58 to $60 to be incurred in fiscal year 2008. The Company expects approximately $49 to $51 of the fiscal year 2008 charges to be in the North America segment, of which approximately $19 to $20 are estimated to be recognized as cost of products sold charges (primarily accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain initiative), approximately $25 to $26 are estimated to be asset impairment charges and the remainder to be severance charges. The remaining estimated charges will be spread across the International segment and the Corporate segment, and are expected to be classified as cost of products sold, severance and asset impairment. Accrued restructuring costs at March 31, 2008 were $3.

The prior periods’ costs were associated with the restructuring of certain Information Services activities completed in fiscal year 2007 and included severance, transition and other related costs and were reflected in the Company’s Corporate segment; $5 and $13 were included in selling and administrative expenses and $5 and $9 were included in restructuring and asset impairment charges for the three and nine months ended March 31, 2007, respectively. Also included in restructuring and asset impairment costs in the Company’s North America segment for both the three and nine months ended March 31, 2007, was $4 of asset impairment charges.

Interest expense increased by $18 and $39, respectively, in the current periods primarily due to an increase in borrowings used to finance the BBI acquisition and ASR (see “Financing Activities” below), partially offset by lower interest rates.

Other expense (income), net was $2 and zero for the current periods, compared with $(2) and $(9), respectively, for the prior periods. Foreign exchange losses increased by $6 and $10 in the current periods, respectively, compared to the prior periods primarily in Latin America. In addition, operating losses related to the Company’s investment in low-income housing partnerships increased by $2 and $5 in the current periods, respectively, as compared to the prior periods. The increased costs were partially offset by increased valuation gains on derivative instruments of $2 and $4 in the current periods, respectively, and other smaller items.

The effective tax rate on continuing operations was 34.1% and 33.2% for the current periods, respectively, as compared to 33.3% and 34.1% for the prior periods, respectively, on an unrounded basis. The lower rate in the year ago quarter was primarily due to adjustments in prior year tax accruals, offset partially in the current quarter by the statutory phase-in of increased rates for the domestic manufacturing deduction.

The lower current period year-to-date rate in the current period was primarily the result of tax settlements and statutory phase-in of increased rates for the domestic manufacturing deduction.

Segment Results

The table below represents operating segment information:

	Net Sales
	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

North America	$1,143	$1,056	$3,169	$2,979
International	210	185	609	524

Total Company	$1,353	$1,241	$3,778	$3,503

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Nine Months Ended
	3/31/2008	3/31/2007	3/31/2008	3/31/2007

North America	$296	$306	$839	$847
International	32	38	107	106
Corporate	(177)	(151)	(493)	(449)

Total Company	$151	$193	$453	$504

North America

North America reported 8% net sales growth, 4% volume growth and a 3% decrease in earnings from continuing operations for the current quarter as compared to the year-ago quarter. The segment also reported 6% net sales growth, 5% volume growth and flat earnings from continuing operations for the nine months ended March 31, 2008, as compared to the year-ago period.

Volume growth in the current periods was primarily driven by the acquisition of BBI, the launch of Green Works™, higher shipments of Brita® products and record shipments of Fresh Step® scoopable cat litter. Volume increases were partially offset by decreased shipments of Glad® products due to lower merchandising and increased pricing.

Net sales growth outpaced volume growth primarily due to price increases and the impact of Canadian exchange rates. These increases were partially offset by higher trade promotion spending in response to competitive activity in the nine months ended March 31, 2008.

The decrease in earnings from continuing operations for the current periods primarily reflects higher commodity, manufacturing and logistic costs, and $14 and $19 in the current periods, respectively, of the impact of the recognition of the step-up in inventory values associated with purchase accounting for BBI. In addition to these factors, the current periods include restructuring and asset impairment charges of $4 and $27, respectively.

International

International reported 14% net sales growth, 4% volume growth and a 16% decrease in earnings from continuing operations for the current quarter as compared to the year-ago quarter. The segment also reported 16% net sales growth, 7% volume growth and flat earnings from continuing operations for the nine months ended March 31, 2008, as compared to the year-ago period. Net sales outpaced volume growth in the current periods primarily due to the impact of foreign exchange rates and price increases in Latin America. Volume growth in the current periods was primarily driven by increased shipments of bleach and dilutable cleaners in Latin America as a result of the bleach business acquisition in February 2007. The decrease in earnings from continuing operations for the current quarter primarily reflects increased commodity and manufacturing costs and charges related to restructuring and asset impairment primarily in Latin America. These were partially offset by the impact of foreign exchange rates in the current periods.

Corporate

Losses from continuing operations before income taxes attributable to the corporate segment increased by 17% and 10% for the current periods, respectively, as compared to prior periods. The increases were primarily attributable to increased interest expense as a result of higher average borrowings to finance the Company’s ASR agreement (See “Share Repurchases” below) and the BBI acquisition and increased foreign exchange losses.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of March 31, 2008. Net cash provided by operations was $476 for the nine months ended March 31, 2008, compared with $427 net cash provided by operations in the comparable year-ago period. The increase in cash flows was primarily due to decreases in payments of accounts payable and accrued liabilities driven by the timing of payments and increases in receipts of accounts receivable driven by the timing of sales and collections.

Working Capital

The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, decreased by $111 from June 30, 2007 to March 31, 2008, principally due to an increase of $385 in short term borrowings driven by the issuance of commercial paper in connection with the Company’s acquisition of BBI and the repurchase of its common stock under the ASR agreement (see “Financing Activities” below). This decrease is partially offset by an increase in inventories of $88 primarily due to seasonal inventory builds, the addition of BBI’s working capital of $51 and the reclassification of $53 of income tax liabilities from current to non-current on the Company’s balance sheet as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards Board Statement No. 109, effective July 1, 2007 (see “New Accounting Pronouncements” section below).

Investing Activities

Capital expenditures were $103 during the nine months ended March 31, 2008, compared to $96 in the comparable prior year period. Capital spending as a percentage of net sales was 2.7% during the nine months ended March 31, 2008, compared to 2.8% during the nine months ended March 31, 2007.

During the nine months ended March 31, 2008, the Company acquired BBI, a leading manufacturer and marketer of natural personal care products, for an aggregate price of $913, excluding $25 for tax benefits associated with the agreement. The Company also incurred $8 of costs in connection with the acquisition of BBI. In addition, the Company paid $25 for tax benefits associated with the acquisition. Assets, acquired at fair value, included cash of $33, inventory of $45, other current assets of $24, property, plant and equipment of $16, goodwill of $618, trademarks of $322, other intangibles of $52 and other assets of $1. Liabilities assumed, at fair value, included accounts payables and accrued liabilities of $58, and deferred taxes of $140. The other intangibles will be amortized over a weighted-average estimated useful life of 16 years. Changes to the fair values of the assets acquired, liabilities assumed and estimated useful life assumptions may be adjusted in future periods as the Company finalizes its estimates.

The Company purchased bleach businesses in Canada, effective December 29, 2006, for $56, and in certain countries in Latin America, effective February 28, 2007, for $67. The total aggregate price of the purchases was $123.

Financing Activities

Net cash provided by financing activities was $630 for the nine months ended March 31, 2008, compared with net cash used for financing activities of $234 in the comparable year-ago period. The increase in cash provided by financing activities was primarily due to borrowings to finance the acquisition of BBI.

In October 2007, the Company issued $750 of debt in notes. The Company issued $350 of notes at 5.45% which are due in October 2012 with an effective rate of 5.66% and $400 of notes at 5.95% which are due in October 2017 with an effective rate of 6.09%. Interest is payable semi-annually in April and October. Proceeds from the notes were used to retire commercial paper.

In March 2008, the Company issued $500 of debt in notes at 5.00% and due in March 2013 with an effective rate of 5.18%. Interest is payable semi-annually in March and September. Proceeds from the notes were used to retire commercial paper.

Credit Arrangements

As of March 31, 2008, the Company had $1,300 in revolving credit agreements, with $165 set to expire in December 2009 and the remainder set to expire in December 2010. There were no borrowings under these credit agreements, which were available for general corporate purposes and to support commercial paper issuances. During the quarter ended March 31, 2008, upon issuance of $500 in Senior Notes, the Company cancelled a $500 revolving credit agreement set to expire in May 2008. In addition, the Company had $86 of foreign working capital credit lines and other facilities at March 31, 2008, of which $63 was available for borrowing. The Company is in compliance with all restrictive covenants and limitations as of March 31, 2008.

On April 16, 2008, the $1,300 in revolving credit agreements were cancelled and replaced by a $1,200 revolving credit agreement, which expires in April 2013, and is available for general corporate purposes and to support commercial paper issuances. The $1,200 revolving credit agreement includes certain restrictive covenants.

Share Repurchases

The Company has two share repurchase programs: an open-market program, and a program to offset the impact of share dilution related to share-based awards (Evergreen Program).

During the nine months ended March 31, 2008 and 2007, the Company repurchased $118 (2.0 million shares) and $89 (1.4 million shares), respectively, under its evergreen program to offset the impact of share dilution related to share-based awards. In addition, on August 10, 2007, the Company entered into an accelerated share repurchase (ASR) agreement with two investment banks. Under the ASR agreement, the Company repurchased $750 of its shares of common stock from the investment banks for an initial per share amount of $59.59, subject to adjustment. The banks delivered an initial amount of 10.9 million shares to the Company on August 15, 2007. Under the terms of the ASR agreement, the final number of shares the Company repurchased and the timing of the final settlement depended on prevailing market conditions, the final discounted volume weighted average share price over the term of the ASR agreement and other customary adjustments. The final purchase price adjustment was settled on January 17 and 23, 2008, resulting in the receipt of an additional 1.1 million shares by the Company. The final settlement under the ASR agreement did not require the Company to make any additional cash or share payments. Upon final settlement, the average per share amount paid for all shares purchased under the ASR agreement was $62.08. The total number of shares received under the ASR agreement reduced the weighted number of common shares outstanding by 11.9 million shares and 9.7 million shares for the three and nine months ended March 31, 2008, respectively.

All of the shares repurchased under the ASR agreement were applied against the open-market program, which fully utilized the remaining authorization.

No shares were repurchased under the open-market program during the nine months ended March 31, 2007.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

In the third fiscal quarter of 2008, the Company performed its annual review of goodwill and indefinite-lived intangible assets, and recorded $3 of asset impairment costs related to indefinite-lived intangible assets which were included as part of the International segment. No instances of goodwill impairment were identified.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. The Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. As of March 31, 2008, the Company had not made, nor does it anticipate making, any payments relating to the indemnities contained in the Share Exchange Agreement. The general representations and warranties made by the Company in connection with the Henkel Share Exchange Agreement were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.

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

During the first quarter of fiscal year 2008, the Company entered into an agreement with the IRS, agreeing to the tax-free treatment of the share exchange transaction. Henkel has advised the Company that the IRS has completed its audit of Henkel’s U.S. group’s federal income tax return for the year in which the share exchange transaction took place and did not propose any adjustments to Henkel’s tax-free treatment of the share exchange transaction. Thus, while the statutes of limitations permitting IRS assessment of tax against the Company and Henkel with respect to the share exchange transaction remain open, it appears likely that the tax-free treatment of the exchange transaction will be sustained.

The Company is a party to letters of credit of $22, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2008.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $20 and $23 at March 31, 2008 and June 30, 2007, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2008 and June 30, 2007. The Company is subject to a cost-sharing arrangement with another party for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and the other party are each responsible for their own such fees. The other party in this matter reported substantial net losses for calendar years 2007 and 2006. If the other party with whom the Company shares joint and several liability is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 30, 2010, while all other portions of the standard will be adopted by the Company beginning in its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements, when it becomes effective.

On July 1, 2007, the Company adopted FIN 48. This Interpretation prescribes a consistent recognition threshold and measurement standard, as well as criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes.

The cumulative effect of adopting FIN 48 was recorded as a $10 reduction to beginning retained earnings. FIN 48 requires uncertain tax positions to be classified as non-current income tax liabilities unless expected to be paid within one year. Upon adoption of FIN 48, income tax liabilities of $53 were reclassified from current to non-current on the Company’s balance sheet. As of July 1, 2007 and March 31, 2008, the Company had not recognized the following tax benefits in its consolidated financial statements:

	3/31/2008	7/1/2007
Total unrecognized tax benefits	$141	$150
Unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized	95	100

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of July 1, 2007 and March 31, 2008, the total balance of accrued interest related to uncertain tax positions was $36 and $42, respectively. For the three and nine months ended March 31, 2008, income tax expense includes $1 and $6, respectively, of interest. No amounts were accrued for penalties.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The Internal Revenue Service (IRS) was examining the Company’s 2003 and 2004 income tax returns as of July 1, 2007, and the Company’s 2003 through 2006 income tax returns as of March 31, 2008. Certain issues relating to 2001 and 2002 are also under review by the IRS Appeals Division. Various income tax returns in state and foreign jurisdictions are currently in the process of examination. In the twelve months succeeding July 1, 2007 and March 31, 2008, audit resolutions could potentially reduce total unrecognized tax benefits by up to $82 and $68, respectively, primarily as a result of cash payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141-R). SFAS No. 141-R will significantly change the accounting for future business combinations after adoption. SFAS No. 141-R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired business. SFAS No. 141-R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141-R is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2010, as required. The Company is currently evaluating the impact SFAS No. 141-R will have on its consolidated financial statements, when it becomes effective.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. This statement establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to as minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This Statement will be adopted by the Company beginning in its fiscal year ending June 30, 2010, as required. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements, when it becomes effective.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will be adopted by the Company no later than the beginning of the third quarter of its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements, when it becomes effective.

Cautionary Statement

This Quarterly Report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the company’s Annual Report on Form 10-K for the year ended June 30, 2007, as updated from time to time in the company’s SEC filings. These factors include, but are not limited to, the company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, agricultural commodities and other raw materials; increases in energy costs; general economic and marketplace conditions and events, including consumer spending levels, the rate of economic growth, and the rate of inflation; the ability of the company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring; consumer and customer reaction to price increases; the success of the company’s previously announced Centennial Strategy; the need for any additional restructuring or asset-impairment charges; the company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition; customer-specific ordering patterns and trends; the company’s actual cost performance; changes in the company’s tax rate; any future supply constraints that may affect key commodities; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks inherent in litigation; risks relating to international operations, including the risk associated with foreign currencies; the impact of the volatility of the debt markets on the company’s access to funds; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the company’s joint venture regarding the company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the success of new products; risks relating to acquisitions, mergers and divestitures; risks relating to changes in the company’s capital structure; and the ability of the company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the company’s future performance is subject to risks related to its November 2004 share exchange transaction with Henkel KGaA, the tax indemnification obligations and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management expects, or increases in debt or changes in credit ratings, or otherwise, could adversely affect the company’s earnings.

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

Although the Company has taken a number of measures, including price increases, to respond to the economic conditions that have led to increased raw-material and energy costs, there have not been any material changes to the Company’s market risk during the three and nine months ended March 31, 2008. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2008.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to 31, 2008	1,137,339	$62.10	1,130,518	$—
February 1 to 29, 2008	536	$63.09	—	$—
March 1 to 31, 2008	170	$56.83	—	$—

(1)	Of the 1,137,339 shares purchased in January 2008, 5,799 shares relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the distribution of performance shares granted to a retired executive officer, 100 shares relate to the surrender to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options, and 922 shares relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the distribution of deferred stock units granted to a former director. The remaining 1,130,518 shares relate to the final settlement of a $750,000,000 accelerated share repurchase agreement entered into by the Company with two investment banks in August 2007, based on a per share amount of $62.08. The 536 shares purchased in February 2008 and 170 shares purchased in March 2008 relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees.

(2)	On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan.

Item 6.	Exhibits

(a) Exhibits

10.53	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of February 7, 2008.

10.54	The Clorox Company Annual Incentive Plan, amended and restated as of February 7, 2008.

10.55	The Clorox Company Independent Directors’ Deferred Compensation Plan, amended and restated as of February 7, 2008.

10.56.	Change in Control Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008

10.57	Employment Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008.

10.58	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.

10.59	Form of Change in Control Agreement, amended and restated as of February 7, 2008.

10.60	Form of Employment Agreement, amended and restated as of February 7, 2008.

10.61	Underwriting Agreement dated February 27, 2008 (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on February 29, 2008, incorporated herein by reference).

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY (Registrant)

DATE: May 2, 2008	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Controller

EXHIBIT INDEX

Exhibit No.

10.53	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of February 7, 2008.

10.54	The Clorox Company Annual Incentive Plan, amended and restated as of February 7, 2008.

10.55	The Clorox Company Independent Directors’ Deferred Compensation Plan, amended and restated as of February 7, 2008.

10.56	Change in Control Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008.

10.57	Employment Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008.

10.58	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.

10.59	Form of Change in Control Agreement, amended and restated as of February 7, 2008.

10.60	Form of Employment Agreement, amended and restated as of February 7, 2008.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.