Form 10-K
period 2008-06-30
CLOROX CO /DE/
filed 2008-08-19
CIK 21076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑.

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

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2007 (the last day of the most recently completed second quarter) was approximately $9.0 billion.

As of July 31, 2008, there were 138,088,713 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2008, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

PART I

This Annual Report on Form 10-K (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for the year ended June 30, 2008, as updated from time to time in the Company’s SEC filings.

These factors include, but are not limited to:

•	the Company’s cost levels, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, and agricultural commodities;

•	increases in energy and transportation costs, including the cost of diesel;

•	general economic and marketplace conditions and events, including consumer spending levels, the rate of economic growth, and the rate of inflation;

•	consumer and customer reaction to price increases;

•	risks related to acquisitions, mergers and divestitures, including the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition;

•	the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring;

•	the success of the Company’s previously announced Centennial Strategy;

•	the need for any additional restructuring or asset-impairment charges;

•	customer-specific ordering patterns and trends;

•	changes in the Company’s tax rates;

•	any difficulty of the Company or its suppliers in obtaining key raw materials or product components used in the production of the Company’s products;

•	risks inherent in sole-supplier relationships;

•	risks related to customer concentration;

•	risks arising out of natural disasters;

•	risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine;

•	risks inherent in litigation;

•	risks related to international operations, including the risk associated with foreign currencies;

•	the impact of the volatility of the debt markets on the Company’s access to funds and cost of borrowing;

•	risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers;

•

the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party;

•	the success of new products;

•	risks related to changes in the Company’s capital structure;

•	risks related to the Company’s November 2004 share exchange transaction with Henkel KGaA and the Company’s accompanying tax indemnification obligations;

•

risks arising from any declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than expected, increases in debt, changes in credit ratings or otherwise; and

•

the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies.

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

Overview of Business

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer products with fiscal year 2008 net sales of $5.3 billion. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. It markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works™ natural cleaners, Poett® and Mistolín® cleaning products, Armor All® and STP® auto-care products, Fresh Step® and Scoop Away® cat litter, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® natural personal care products. With approximately 8,300 employees worldwide, the Company manufactures products in more than 15 countries and markets them in more than 100 countries. The Company was founded in Oakland, Calif., in 1913 and is incorporated in Delaware.

In May 2007, the Company announced its strategy to guide it through its 100-year anniversary in 2013. The Company’s Centennial Strategy is focused on creating value by investing in new and existing categories with profitable growth potential, particularly those categories aligned with global consumer trends in the areas of health and wellness, sustainability, convenience and a more multicultural marketplace. It uses economic profit, defined as the profit a company generates over and above the cost of paying for its assets used to run its business, to drive enhanced performance, portfolio choices and resource allocation. A key component of the Centennial Strategy is to accelerate sales by growing existing brands through innovation, new products and demand building initiatives, expanding into adjacent product categories, entering new sales channels, increasing distribution within existing countries and pursuing new businesses in growing markets where the Company can establish and sustain a competitive advantage.

As part of its Centennial Strategy, in November 2007, the Company acquired Burt’s Bees Inc., a leading manufacturer and marketer of natural personal care products. For further information on recent business developments, refer to the information set forth under the caption “Executive Overview - Fiscal Year 2008 Summary” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 1 through 2 of Exhibit 99.1 hereto, incorporated herein by reference.

Financial Information About Operating Segments

The Company operates through two operating segments: North America and International. The North America operating segment includes all products marketed in the United States and Canada. The International operating segment includes all products marketed outside the United States and Canada. Each operating segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision maker. In the first quarter of fiscal year 2008, the Company realigned its operating segments into these two segments due to changes in its management reporting structure.

Financial information for the last three fiscal years for each of the Company’s operating segments, reconciled to the consolidated results, is set forth below. Historical segment financial information presented herein has been revised to reflect the new operating segments. Corporate includes certain nonallocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other nonoperating income and expense.

(Millions)	Fiscal Year	North America	International	Corporate	Total Company
Net sales	2008	$4,440	$833	$—	$5,273
	2007	4,130	$717	—	4,847
	2006	4,005	639	—	4,644
Earnings (losses) from continuing operations before income taxes	2008	$1,211	$146	$(664)	$693
	2007	1,205	141	(603)	743
	2006	1,131	129	(607)	653
Identifiable assets	2008	$3,359	$727	$622	$4,708
	2007	2,256	716	609	3,581
	2006	2,154	581	786	3,521

Principal Products

The products of the North America segment include:

•

Laundry additives, including bleaches, under the Clorox®, Clorox 2® and Javex® brands; cleaning products, primarily under the Clorox® , Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; natural cleaning products under the Green Works™ brand; water-filtration systems and filters under the Brita® brand; products for institutional, janitorial, healthcare and food-service markets; auto-care products, primarily under the Armor All® and STP® brands; plastic bags, wraps and containers, under the Glad® brand; cat litter products, primarily under the Fresh Step® and Scoop Away® brands; food products, primarily under the Hidden Valley® and K C Masterpiece® brands; charcoal products under the Kingsford® and Match Light® brands; and natural personal care products under the Burt’s Bees® brand.

The products of the International segment include:

•	In Latin America:

•

bleaches, disinfecting wipes, waxes, auto-care products, liquid household cleaners, toilet-bowl cleaners, bathroom cleaners, disinfecting sprays, cleaning utensils, brooms, candles, air fresheners and fabric refreshers, insecticides and water filtration products, primarily under the Clorox®, PinoLuz®, Blanquita®, Arela®, Emperatriz®, Lustrillo®, Mortimer®, Luminosa®, Ayudin®, Limpido®, Clorinda®, Los Conejos®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex® and Agua Jane® brands.

•	In Asia:

•

bleaches, liquid household cleaners, nonstick baking paper, aluminum foil, foil trays, wraps and bags, containers, auto-care products, cleaning utensils, cat litter and charcoal, primarily under the Glad®, Armor All®, STP®, Yuhanrox®, Ever Clean®, Chux®, Kingsford® and Clorox® brands.

•	In Australia, New Zealand and South Africa:

•

liquid household cleaners, natural cleaners, sponges, scouring pads, disposable gloves, nonstick baking paper, aluminum foil, foil trays, cleaning cloths, wraps and bags, containers and auto-care products, primarily under the Glad®, Chux®, Green Works™, Mono®, Astra®, Armor All®, STP®, Handy Andy® and OSO® brands.

•	In Europe and the Middle East:

•

bleaches, liquid household cleaners, wraps and bags, containers, auto-care products, cat litter, dressings and charcoal, primarily under the Glad®, Armor All®, STP®, Ever Clean®, Hidden Valley®, Kingsford® and Clorox® brands.

The Company has two product lines that have accounted for 10% or more of total consolidated net sales during each of the past three fiscal years. In fiscal years 2008, 2007 and 2006, respectively, sales of liquid bleach represented approximately 14%, 14% and 13% of the Company’s total consolidated net sales, 11%, 12% and 11% of net sales in its North America segment and 26%, 24% and 23% of net sales in its International segment. In fiscal years 2008, 2007 and 2006, respectively, sales of trash bags represented approximately 13%, 14% and 14% of the Company’s total consolidated net sales. In fiscal years 2008, 2007 and 2006, sales of trash bags represented approximately 15% of net sales in the North America segment and approximately 4% of net sales in the International segment.

Principal Markets and Methods of Distribution

Most of the Company’s products are nationally advertised and sold within the United States to mass merchandisers, warehouse clubs, dollar, military and other types of retail stores primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. Within the United States, the Company also sells institutional, janitorial, healthcare and food-service versions of many of its products through distributors, as well as natural personal care products through the internet. Outside the United States, the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.

Financial Information about Foreign and Domestic Operations

For detailed financial information about the Company’s foreign and domestic operations, including net sales and long-lived assets by geographic area, see Note 22 – Segment Reporting of the Notes to Consolidated Financial Statements beginning on page 58 of Exhibit 99.1 hereto.

Sources And Availability Of Raw Materials

The Company purchases raw materials, from numerous unaffiliated domestic and international suppliers, some of which are sole suppliers. Interruptions in the delivery of these materials or services could adversely impact the Company. Key raw materials used by the Company include resin, jet fuel, chlor-alkali, agricultural commodities and other raw materials. Sufficient raw materials were available during fiscal year 2008, although costs for certain raw materials were significantly higher than prior-year levels, continuing a trend that began during the 2005 fiscal year. The Company generally utilizes supply and forward-purchase contracts to help ensure availability and help manage the volatility of the pricing of raw materials needed in its operations. However, the Company is nonetheless highly exposed to changes in the price of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 of Exhibit 99.1 hereto and “Risk Factors – Price increases in raw materials, energy, transportation and other necessary supplies or services could harm the Company’s profits” in Item 1.A.

Patents and Trademarks

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

Seasonality

Most sales of the Company’s charcoal briquets and, to a lesser extent, food and auto-care product lines occur in the first six months of each calendar year. A significant portion of the net sales of the Company’s Burt’s Bees® natural personal care products occurs during the months of October through March. Operating cash flow is used to build inventories of those products in the off-season.

Customers and Order Backlog

In each of fiscal years 2008, 2007 and 2006, net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its domestic and international affiliates, were 26% of the Company’s total consolidated net sales. Order backlog is not a significant factor in the Company’s business.

Competition

The markets for consumer products are highly competitive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands and “generic” nonbranded products in certain categories. Competition is encountered from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. Depending on the product, the Company’s products compete on product performance, brand recognition, price, quality or other benefits to consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it normally requires continued advertising and promotional support and ongoing product improvement to maintain its relative market position.

Research and Development

The Company conducts research and development primarily at its Technical Center in Pleasanton, Calif. and its research and development facilities in Kennesaw, Ga.; Cincinnati, Oh.; Willowbrook, Ill.; and Buenos Aires, Argentina. The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $111 million, $108 million and $99 million in fiscal years 2008, 2007 and 2006, respectively, on direct research activities relating to the development of new products or the maintenance and improvement of existing products. None of this research activity was customer sponsored. For further information regarding the Company’s research and development costs, see “Research and development costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 6 of Exhibit 99.1 hereto.

Environmental Matters

For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liability risks” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.

Number of Persons Employed

At June 30, 2008, the Company employed approximately 8,300 people.

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

The Company cannot be certain that its operating results and net earnings will meet its expectations. If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then its actual performance could vary materially from its expectations. The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•

significant increases in the costs of energy and transportation, including the cost of diesel, or key raw materials including but not limited to resin, chlor-alkali, agricultural commodities and other raw materials;

•	the impact of general economic conditions in the United States and in other countries in which the Company currently does business;

•	consumer and customer reaction to price increases;

•	changes in product pricing by the Company or its competitors;

•	the introduction of new products and line extensions by the Company or its competitors;

•	the mix of products with varying profitability sold in a given quarter;

•	the mix of products sold within different channels and countries with varying profitability in a given quarter;

•	the Company’s ability to control internal costs;

•	the effectiveness of the Company’s advertising, marketing and promotional programs;

•	the ability of the Company to execute its Centennial Strategy successfully;

•	the availability and cost of debt financing;

•	the ability of the Company to maintain and enhance profits in the face of a consolidating retail environment;

•	the ability of the Company to successfully implement and achieve the expected benefits of its process improvement initiatives;

•	the ability of the Company to achieve its business plans, including volume growth and pricing plans, as a result of high levels of competitive activity;

•	the ability of the Company to penetrate and grow international markets;

•	the ability of the Company to maintain key retail customer relationships;

•	the ability of the Company to generate expected cost savings and efficiencies;

•	the ability of the Company to maintain the value of its brands;

•	the ability of the Company to successfully manage regulatory, tax and legal matters, including the resolution of pending matters within current estimates;

•	changes to cash flow resulting from the Company’s operating results, tax,settlement payments, debt repayments and share repurchases;

•	gains or losses in the value of the Company’s investment portfolio or pension assets;

•	the ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;

•	the impact of any litigation or product liability claims;

•	fluctuations in federal, state, local and foreign taxes;

•	expenses for impairment and obsolescence of property, plant and equipment in excess of projections;

•	the impact of potential emerging technologies on the Company’s existing product lines, including any potential future obsolescence;

•	expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

•	charges resulting from any restructuring that management may, from time to time, choose to undertake;

•	the ability of the Company to make up for lost revenues resulting from divestitures;

•	the impact of changing accounting principles and standards;

•	significant increases in interest rates, insurance costs, or in pension, healthcare or other employee benefit costs;

•	the ability to attract and retain qualified personnel;

•	the impact of environmental remediation costs, including those for which the Company is jointly and severally liable;

•	the impact of changes in the market value of investments, including those investments held in the Company’s pension plan;

•	the impact of currency fluctuations; and

•	the impact of foreign import and export restrictions or other trade regulations.

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

During fiscal year 2008, the Company experienced commodity and energy cost increases of approximately $137 million, and the Company expects greater increases in these costs in fiscal year 2009 by an estimated $180 million to $200 million. Increases in the cost of raw materials including resin, chlor-alkali, linerboard, soybean oil, solvent, natural oils and other chemicals and agricultural commodities, or increases in the cost of energy, transportation and other necessary services, including the cost of diesel, may harm the Company’s profits and operating results. If price increases for any of the primary raw materials or other necessary supplies or services occur and the Company is not able to increase the prices of its products or achieve cost savings to offset such price increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in the cost of commodities, and the commodity costs decline, the Company may not be able to sustain its price increases over time.

For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 of Exhibit 99.1 hereto, incorporated herein by reference.

Reliance on a limited base of suppliers may result in disruption to the Company’s business.

The Company relies on a limited number of suppliers, including sole suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. If the Company is unable to maintain supplier arrangements and relations, or if it is unable to contract with suppliers at the quantity and quality levels needed for its business, or if any of the Company’s suppliers becomes insolvent or experiences other financial distress, the Company could experience disruptions in production and its financial results could be adversely affected.

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

The Company’s products generally compete on the basis of product performance, brand recognition, price, quality or other benefits to consumers. Advertising, promotion, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position.

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

A large percentage of the Company’s revenues comes from mature markets that are subject to increased competition. During fiscal year 2008, approximately 80% of the Company’s net sales were generated in U.S. markets. U.S. markets for household products are considered mature and are generally characterized by high household penetration. The Company’s ability to achieve volume growth will depend on its ability to drive growth through innovation, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. In addition, price increases may slow volume growth or create declines in volume in the short term as consumers adjust to price increases. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales and demand building initiatives to grow its product categories, and develop, acquire or successfully launch new products, it may not achieve its volume growth objectives.

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

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of the Company’s net sales. The Company’s largest customer, Wal-Mart Stores, Inc. and its domestic and international affiliated companies, accounted for approximately 26% of the Company’s net sales during fiscal years 2008, 2007 and 2006. During fiscal years 2008, 2007 and 2006, the Company’s five largest customers accounted for 42%, 42% and 41% of its total consolidated net sales, respectively. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to “private-label” or competitors’ products, may harm the Company’s sales. In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease, the Company’s business, financial condition and results of operations may be harmed.

Failure to effectively respond to the demands of the Company’s customers could have a significant impact on the Company’s business.

The Company’s business is dependent on the Company’s ability to successfully manage relationships with its retail trade customers. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases from the Company, causing the Company’s sales and profits to decline. In recent years, the Company has seen increasing retailer consolidation both in the U.S. and internationally. This trend has resulted in the increased size and influence of large consolidated retailers, who may demand lower pricing or special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If a large consolidated retailer decreased their purchases from the Company due to the Company’s inability to meet the retailer’s demands, the Company’s business could be especially impacted.

The Company’s financial results could suffer if the Company is unable to implement its Centennial Strategy or if the Centennial Strategy does not achieve its intended effects.

The Company’s strategic plan, named the Centennial Strategy for the Company’s milestone anniversary in 2013, was announced in May 2007. A key driver of the strategy is to accelerate sales by growing existing brands, expanding into adjacent product categories, entering new sales channels, increasing distribution within existing countries and pursuing new business in growing markets where the company can establish and sustain a competitive advantage.

There is no assurance that the Company will be able to implement the Centennial Strategy or achieve the intended growth targets. Any changes to the Company’s portfolio, whether through the development of new products or through acquisitions, mergers or divestitures, are inherently risky and costly. The success of such changes depends on many factors, including consumer and customer acceptance of new products, the integration of any acquired companies and the deployment of proceeds from any divestitures. If we are unable to implement the Centennial Strategy in accordance with our expectations, the Company’s financial results could be adversely affected. Moreover, the Company cannot be certain that successful implementation of the Centennial Strategy will necessarily advance the Company’s business or financial results.

Acquisitions and new venture investments may not be successful.

In connection with the Company’s Centennial Strategy, the Company may seek to increase growth through acquisitions. Not only is the identification of good acquisition candidates difficult and competitive, but these transactions also involve numerous risks, including the ability to:

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

For example, in November 2007, the Company acquired Burt’s Bees Inc. (BBI), a leading manufacturer and marketer of natural personal care products, for an aggregate purchase price of $913 million (excluding $25 million of associated tax benefits). There is no assurance that the Company will be able to achieve the sales and profit growth or increased distribution in the BBI business that management has projected.

In addition, any future new venture investments may not be successful. In fiscal year 2008, the Company terminated certain new venture investments that it decided not to pursue, resulting in charges related to the write-down of such investments. For additional information, see “Restructuring and asset impairment costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 and 8 of Exhibit 99.1 hereto, incorporated herein by reference.

Operations outside the United States expose the Company to uncertain conditions and other risks in international markets.

The Company’s sales outside the United States were approximately 20% of net sales in fiscal year 2008, and its strategy includes expanding its international business. As of June 30, 2008, the Company owned and operated 20 manufacturing facilities outside the United States. The Company faces and will continue to face substantial risks associated with having foreign operations, including:

•	economic or political instability in its international markets, particularly in Colombia and Venezuela;

•	difficulty in obtaining the raw materials needed to manufacture the Company’s products, particularly in Venezuela;

•	restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations; and

•	the imposition of tariffs or trade restrictions.

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

The Company is also exposed to foreign currency exchange rate risk with respect to its sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, it is not fully protected against foreign currency fluctuations and its reported earnings may be affected by changes in foreign exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

The share exchange with Henkel KGaA (Henkel) could result in significant tax liability.

On November 22, 2004, the Company completed the exchange of its ownership interest in a subsidiary for Henkel’s approximately 61.4 million shares of the Company’s common stock, which represented approximately 29% of the Company’s common stock prior to the exchange. In connection with the exchange, the Company agreed to indemnify Henkel for any taxes imposed on it if the Company’s actions result in a breach of the representations and warranties that the Company made in its agreement with Henkel in a manner that causes the share exchange to fail to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code. Henkel agreed to similar obligations. It is expected that the amount of any such taxes to Henkel and to the Company would be substantial, if imposed, and the Company’s indemnification obligations to Henkel are not limited in amount or subject to any cap. Although certain of the taxes described above would be imposed on Henkel, the Company would, in certain circumstances, be liable for all or a portion of such taxes. During the first quarter of fiscal year 2008, the Company entered into an agreement with the IRS agreeing to the tax-free treatment of the share exchange transaction. Henkel has advised the Company that the IRS has completed its audit of Henkel’s U.S. group’s federal income tax return for the year in which the share exchange transaction took place and did not propose any adjustments to Henkel’s tax-free treatment of the share exchange transaction. Nonetheless, the Company cannot be certain that the share exchange will qualify for tax-free treatment to it or to Henkel since the statutes of limitations permitting IRS assessment of tax against the Company and Henkel remain open. If the Company is required to indemnify Henkel under the circumstances set forth in its agreement with Henkel, it could result in a substantial impact to the Company’s financial results and liquidity.

Resolutions of tax disputes may impact the Company’s earnings and cash flow.

Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. On July 1, 2007, the Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by FIN 48. Changes to uncertain tax positions, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 20 - Income Taxes of the Notes to Consolidated Financial Statements beginning on page 51 of Exhibit 99.1 hereto, incorporated herein by reference

Additional government regulations could impose material costs.

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

The Company may be required to pay for losses or injuries purportedly caused by its products. Claims could be based on allegations that, among other things, the Company’s products contain contaminants or provide inadequate instructions regarding their use, or inadequate warnings concerning interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. In addition, if one of the Company’s products is found to be defective, the Company could be required to recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or certain product liability claims may be excluded under the terms of the policy.

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

At June 30, 2008, the Company had a recorded liability of $20 million for its future remediation costs. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability. The Company is subject to a cost-sharing arrangement with another party for this matter, and the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as it and the other party are each responsible for their own such fees. The other party in this matter reported substantial net losses for the full calendar year 2007 and the first half of calendar year 2008 and indicated that it expects substantial net losses for the remainder of calendar year 2008. If the other party with whom the Company shares joint and several liability is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and the other party agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company also handles and/or transports hazardous substances, including but not limited to chlorine, at its plant sites, including the rail transit of liquid chlorine from its point of origin to the Company’s manufacturing facilities. A release of such chemicals, whether in transit or at our facilities, due to accident or an intentional act, could result in substantial liability. The Company has incurred, and will continue to incur, significant capital and operating expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations, and such expenditures reduce the cash flow available to the Company for other purposes.

Failure to maximize or to successfully assert the Company’s intellectual property rights could impact its competitiveness.

The Company relies on trademark, trade secret, patent and copyright laws to protect its intellectual property rights. The Company cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure to perfect or successfully assert its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, operating results and financial condition.

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

The Company has a significant amount of indebtedness. As of June 30, 2008, the Company had $3.5 billion of debt. The Company’s substantial indebtedness could have important consequences. For example, it could:

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

The Company’s ability to repay and refinance its indebtedness and to fund capital expenditures depends on the Company’s cash flow. In addition, the Company’s ability to pay cash dividends depends on cash flow and net profits (as defined by Delaware law). The Company’s cash flow and net profits are often subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control, and such factors may limit the Company’s ability to repay indebtedness and pay cash dividends.

The Company may incur substantially more debt, which could further exacerbate the risks described above.

The Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes, subject to compliance with the Company’s existing restrictive debt covenants. As of June 30, 2008, approximately $1.2 billion was available to borrow under the Company’s $1.2 billion revolving credit facility. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to possible additional downgrades in the Company’s credit rating.

The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations at the manufacturing facilities of the Company and its suppliers are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, pandemics, fire, earthquakes, flooding or other natural disasters. In addition, the Company’s corporate headquarters and Technical Center are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations.

The Company’s continued growth and expansion and increasing reliance on third party service providers could adversely affect its internal control over financial reporting, which could harm its business and financial results.

Clorox management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions, providing reasonable assurance that receipts and expenditures are made in accordance with management’s authorization, and providing reasonable assurance that the unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets will place significant additional pressure on the Company’s system of internal control over financial reporting. Moreover, the Company increasingly engages the services of third parties to assist with business operations and financial reporting processes, which inserts additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and on a timely basis or to detect and prevent fraud.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Production and Distribution Facilities

The Company owns and operates 26 manufacturing facilities in North America, which primarily serve the Company’s North America segment. The Company owns and operates 20 manufacturing facilities outside North America, which primarily serve the Company’s International segment. The Company also leases seven regional distribution centers in North America and several other warehouse facilities. Management believes the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have generally been well maintained. The Company has announced a supply chain restructuring that it expects to complete by fiscal year 2012, which involves closing certain domestic and international manufacturing facilities. For additional information, see “Restructuring and asset impairment costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 and 8 of Exhibit 99.1 hereto, incorporated herein by reference.

Offices and Research and Development Facilities

The Company owns its general office building located in Oakland, Calif., its Technical Center and Data Center located in Pleasanton, Calif. and its research and development facility at its plant in Buenos Aires, Argentina. The Company also leases certain research and development centers and engineering research facilities in Willowbrook, Ill., Cincinnati, Oh. and Kennesaw, Ga. Leased sales and other facilities are located at a number of other locations.

Encumbrances

None of the Company’s owned facilities are encumbered to secure debt owed by the Company.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, year elected to current position and current titles of the executive officers of the Company as of July 31, 2008, are set forth below:

Name, Age and Year Elected to Current Position			Title
D.R. Knauss	57	2006	Chairman of the Board and Chief Executive Officer
L.S. Peiros	53	2007	Executive Vice President and Chief Operating Officer – North America
M.B. Springer	44	2007	Executive Vice President – Strategy & Growth
F.A. Tataseo	54	2007	Executive Vice President – Functional Operations
D.J. Heinrich	52	2004	Senior Vice President – Chief Financial Officer
J.P. Kane	56	2005	Senior Vice President – Human Resources & Corporate Affairs
L. Stein	46	2005	Senior Vice President – General Counsel
W. Every-Burns	55	2006	Senior Vice President – International

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

W. Every-Burns was elected senior vice president — international effective January 2006. He joined the Company in 1990 as the general manager, sales and marketing — Glad Australia. From January 2005 through January 2006 he served as vice president — general manager, international. From February 1999 through December 2002, he served as vice president general manager, Australia and New Zealand, and from January 2003 through December 2004 he served as vice president — general manager, Asia Pacific Division.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The Company’s common stock is listed on the New York Stock Exchange. The high and low sales prices quoted for the New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in Note 24 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 61 of Exhibit 99.1 hereto, incorporated herein by reference.

Holders.

The number of record holders of the Company’s common stock as of July 31, 2008, was 12,207 based on information provided by the Company’s transfer agent.

Dividends.

The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 24 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 61 of Exhibit 99.1 hereto, incorporated herein by reference.

Equity Compensation Plan Information.

This information appears in Part III, Item 12 hereof.

Issuer Purchases of Equity Securities.

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2008.

Period	[a] Total Number of Shares (or Units) Purchased(1)	[b] Average Price Paid per Share (or Unit)	[c] Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	[d] Maximum Number (or Approximate Dollar Value) of Shares (or Units that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to 30, 2008	2,447	$54.82	—	$—
May 1 to 31, 2008	2,842	$57.57	—	$750,000,000
June 1 to 30, 2008	—	$—	—	$750,000,000

(1)	The shares purchased in April and May 2008 relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees.

(2)	On May 13, 2008, the board of directors approved a new $750,000,000 share repurchase program, all of which remains available for repurchase as of June 30, 2008. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

ITEM 6.	SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary,” on page 65 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 3 through 10 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 16 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 23 through 65 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9.A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective such that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page 62 of Exhibit 99.1 hereto, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, and has expressed an unqualified opinion in their report, which appears on page 64 of Exhibit 99.1 hereto.

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

Information regarding the Company’s directors, compliance with Section 16(a) of the Exchange Act and corporate governance set forth in the Proxy Statement are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation and the report of the Compensation Committee of the Company’s board of directors set forth in the Proxy Statement are incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services set forth in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included in Exhibit 99.1 hereto, incorporated herein by reference:

Consolidated Statements of Earnings for the years ended June 30, 2008, 2007 and 2006

Consolidated Balance Sheets as of June 30, 2008 and 2007

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended June 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2 hereto, incorporated herein by reference

(b)	Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1999, incorporated herein by reference).

3.2	Bylaws (amended and restated) of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K filed September 24, 2007, incorporated herein by reference).

4.1	Indenture dated as of December 3, 2004, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.2	Exchange and Registration Agreement dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.3	Cross-reference table for Indenture dated as of December 3, 2004, (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005).

10.1*	1993 Directors’ Stock Option Plan dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004 (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.2*	Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004, (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.3*	The Clorox Company Independent Directors’ Stock-Based Compensation Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003 (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference).

10.4*	The Clorox Company Independent Directors’ Deferred Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.55 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.5	Form of Officer Employment Agreement (filed as Exhibit 10(viii) to the Annual Report of Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.6*	Form of Amendment No. 1 to Employment Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.7*	Form of Amendment No. 2 to Employment Agreement (filed as Exhibit 10.1 to the Report on Form 8-K, filed May 22, 2006, incorporated herein by reference).

10.8*	Form of Officer Employment Agreement, amended and restated as of February 7, 2008 (filed as Exhibit 10.60 to the Quarterly Report of Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.9*	Non-Qualified Deferred Compensation Plan adopted as of January 1, 1996, and amended and restated as of July 20, 2004 (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.10*	The Clorox Company 1996 Stock Incentive Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 28, 2001, amended and restated as of September 15, 2004 (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.11*	Form of Option Award under the Company’s 1996 Stock Incentive Plan amended and restated as of September 15, 2004 (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.12*	The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of February 7, 2008 (filed as Exhibit 10.54 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.13*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.53 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.14*	Amendment Number One to The Clorox Company 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, incorporated herein by reference).

10.15*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.16*	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.17*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, incorporated herein by reference).

10.18*	The Clorox Company 2005 Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2008.

10.19*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised May 13, 2008.

10.20*	Form of Change in Control Agreement, amended and restated as of February 7, 2008 (filed as Exhibit 10.59 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.21*	The Clorox Company Interim Executive Officer Deferred Compensation Plan (filed as Exhibit 10.1 to the Report on Form 8-K, filed May 4, 2006, incorporated herein by reference).

10.22*	Form of Employment Offer Letter for Executive Committee Members (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference).

10.23*	Schedule of Non-Management Director Compensation (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 25, 2006, incorporated herein by reference).

10.24*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.25*	Employment Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.57 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.26*	Change in Control Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.27	Share Exchange Agreement dated as of October 6, 2004, by and among the Company, Henkel KGaA and HC Investments, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.28	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Banc of America Securities LLC, as Dealer (filed as Exhibit 10.1 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.29	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Citicorp Global Markets Inc., as Dealer (filed as Exhibit 10.2 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.30	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Goldman, Sachs & Co., as Dealer (filed as Exhibit 10.3 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.31	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and J.P. Morgan Securities Inc., as Dealer (filed as Exhibit 10.4 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.32	Issuing and Paying Agency Agreement by and between The Clorox Company and J.P. Morgan Trust Company, National Association (filed as Exhibit 10.5 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.33	Purchase Agreement dated November 30, 2004, relating to the Floating Rate Senior Notes due December 2007, 4.20% Senior Notes due January 2010 and 5.00% Senior Notes due January 2015 (filed as Exhibit 10.1 to the Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

10.34	Credit Agreement, dated as of April 16, 2008 among The Clorox Company, the banks listed therein, JPMorgan Chase Bank, N.A., Citicorp USA, Inc. and Wachovia Bank, N.A. as Administrative Agents, Citicorp USA, Inc. as Servicing Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas as Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2008, incorporated herein by reference).

10.35	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and Citibank, N.A. (filed as Exhibit 10.49 to the Quarterly Report for the period ending September 30, 2007, incorporated herein by reference).

10.36	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and J.P. Morgan Securities Inc. (filed as Exhibit 10.50 to the Quarterly Report for the period ending September 30, 2007, incorporated herein by reference).

10.37	Underwriting Agreement, dated October 3, 2007 (filed as Exhibit 1.1 to the Current Report on Form 8-K filed on October 3, 2007, incorporated herein by reference).

10.38	Form of Escrow Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2007, incorporated herein by reference).

10.39	Form of Principal Stockholder Consent (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 5, 2007, incorporated herein by reference).

10.40	Underwriting Agreement, dated February 27, 2008 (Filed as Exhibit 1.1 to the Current Report on Form 8-K filed on February 29, 2008, incorporated herein by reference).

10.41(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

10.42	Agreement and Plan of Merger among the Company, Burt’s Bees, Inc., Buzz Acquisition Corp., and BBI Holdings LP, dated as of October 30, 2007 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on November 5, 2007, incorporated herein by reference).

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.

(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 18, 2008	By:	/s/ D. R. Knauss
D. R. Knauss
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Boggan, Jr. D. Boggan, Jr.	Director	August 18, 2008

/s/ R. Carmona R. Carmona	Director	August 18, 2008

/s/ T. M. Friedman T. M. Friedman	Director	August 18, 2008

/s/ G. J. Harad G. J. Harad	Director	August 18, 2008

/s/ D. R. Knauss D. R. Knauss	Chairman and Chief Executive Officer (Principal Executive Officer)	August 18, 2008

/s/ R. W. Matschullat R. W. Matschullat	Director	August 18, 2008

/s/ G. G. Michael G. G. Michael	Director	August 18, 2008

/s/ E. A. Mueller E. A. Mueller	Director	August 18, 2008

/s/ J. L. Murley J. L. Murley	Director	August 18, 2008

/s/ P. Thomas-Graham P. Thomas-Graham	Director	August 18, 2008

/s/ C. M. Ticknor C. M. Ticknor	Director	August 18, 2008

/s/ D. J. Heinrich D. J. Heinrich	Senior Vice President — Chief Financial Officer (Principal Financial Officer)	August 18, 2008

/s/ T. D. Johnson T. D. Johnson	Vice President — Controller (Principal Accounting Officer)	August 18, 2008

INDEX OF EXHIBITS

10.18	The Clorox Company 2005 Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2008.

10.19	Supplemental Executive Retirement Plan Restated Effective January 5, 2005, as revised May 13, 2008.

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.