Form 10-Q
period 2008-09-30
CLOROX CO /DE/
filed 2008-11-03
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-07151
_____________________

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
____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 30, 2008, there were 138,712,570 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended
	9/30/2008	9/30/2007
Net sales	$1,384	$1,239
Cost of products sold	822	711

Gross profit	562	528

Selling and administrative expenses	184	155
Advertising costs	119	118
Research and development costs	27	23
Restructuring and asset impairment costs	1	25
Interest expense	42	33
Other expense, net	3	—

Earnings before income taxes	186	174
Income taxes	58	63

Net earnings	$128	$111

Earnings per share
Basic	$0.92	$0.77
Diluted	$0.91	$0.76

Weighted average shares outstanding (in thousands)
Basic	138,457	143,778
Diluted	140,633	146,127

Dividends declared per share	$0.46	$0.40

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	9/30/2008	6/30/2008
ASSETS
Current assets
Cash and cash equivalents	$184	$214
Receivables, net	455	505
Inventories, net	421	384
Other current assets	106	146
Total current assets	1,166	1,249
Property, plant and equipment, net	942	960
Goodwill	1,643	1,658
Trademarks, net	558	560
Other intangible assets, net	118	123
Other assets	160	158
Total assets	$4,587	$4,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes and loans payable	$727	$755
Current maturities of long-term debt	1	—
Accounts payable	392	418
Accrued liabilities	367	440
Income taxes payable	75	48
Total current liabilities	1,562	1,661
Long-term debt	2,719	2,720
Other liabilities	595	600
Deferred income taxes	75	97
Total liabilities	4,951	5,078

Contingencies
Stockholders’ deficit
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at September 30, 2008 and June 30, 2008; and 138,712,570 and 138,038,052
shares outstanding at September 30, 2008 and June 30, 2008, respectively	159	159
Additional paid-in capital	527	534
Retained earnings	440	386
Treasury shares, at cost: 20,028,891 and 20,703,409 shares at September 30, 2008 and
June 30, 2008, respectively	(1,232)	(1,270)
Accumulated other comprehensive net losses	(258)	(179)
Stockholders’ deficit	(364)	(370)
Total liabilities and stockholders’ deficit	$4,587	$4,708

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Three Months Ended
	9/30/2008	9/30/2007
Operating activities:
Net earnings	$128	$111
Adjustments to reconcile earnings from operations:
Depreciation and amortization	47	48
Share-based compensation	12	6
Deferred income taxes	(3)	—
Restructuring and asset impairment costs	1	24
Other	9	8
Changes in:
Receivables, net	41	57
Inventories, net	(45)	(20)
Other current assets	—	4
Accounts payable and accrued liabilities	(99)	(79)
Income taxes payable	2	4

Net cash provided by operations	93	163

Investing activities:
Capital expenditures	(39)	(26)
Low-income housing contributions and other	(1)	(2)

Net cash used for investing activities	(40)	(28)

Financing activities:
Notes and loans payable	(27)	798
Long-term debt borrowings	—	16
Treasury stock purchases	—	(868)
Cash dividends paid	(64)	(61)
Issuance of common stock for employee stock plans and other	16	5

Net cash used for financing activities	(75)	(110)

Effect of exchange rate changes on cash and cash equivalents	(8)	2

Net (decrease) increase in cash and cash equivalents	(30)	27

Cash and cash equivalents:
Beginning of period	214	182

End of period	$184	$209

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2008 and 2007, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to current period presentation. The results for the interim period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009, or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2008, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

New Accounting Pronouncements

On July 1, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and there was no material impact to the consolidated financial statements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 30, 2010. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 3.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective for the Company beginning July 1, 2008. The Company has not applied the fair value option to any items; therefore, the Statement did not have an impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will be adopted by the Company no later than the beginning of the third quarter of its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact that SFAS No. 161 will have on its consolidated financial statements, when it becomes effective.

NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT

During the three months ended September 30, 2008, the Company recorded $1 and $5 of restructuring charges and incremental cost of products sold charges, respectively. Approximately $4 of these charges were non-cash. During the three months ended September 30, 2007, the Company recorded $25 and $2 of restructuring and asset impairment charges and incremental cost of products sold charges, respectively. Approximately $25 of these charges were non-cash. These charges, which commenced in fiscal year 2008, related to the simplification of the Company’s supply chain and other restructuring charges (Supply Chain and Other restructuring) the Company decided to take in light of its Centennial Strategy

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company is redistributing production from these facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. As a result of this initiative, a number of positions are being eliminated. The Company anticipates the Supply Chain restructuring will be completed in fiscal year 2012. The Other restructuring charges relate primarily to the write-down of certain new venture investments, intangible assets and equipment and the cost of exiting the Company’s private-label food bags business in fiscal year 2008, which the Company decided not to pursue.

The following table summarizes, by segment, the costs associated with the Company’s Supply Chain and Other restructuring initiatives for the three months ended September 30, 2008 and to date:

	North
	America	International	Corporate	Total
Cost of products sold	$4	$1	$—	$5

Restructuring:
Severance	1	—	—	1
Total costs for the three months ended September 30, 2008	$5	$1	$—	$6

Total costs to date	$52	$10	$3	$65

The Company anticipates incurring approximately $20 to $25 of Supply Chain and Other restructuring-related charges to be incurred in fiscal year 2009, of which approximately $8 are non-cash related. The Company anticipates that approximately $19 to $24 of the fiscal year 2009 charges will be in the North America segment, including approximately $16 to $20 which are estimated to be recognized as cost of products sold charges (primarily accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain restructuring), and the remainder to be severance charges. The remaining estimated charges will be in the International segment and are expected to be classified as cost of products sold and severance. The total anticipated charges for the Supply Chain and Other restructuring initiatives for the fiscal years 2010 through 2012 are estimated to be approximately $24. Total restructuring payments for the three months ended September 30, 2008, were $3 and the total accrued restructuring liability as of September 30, 2008, was $4.

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in the future.

NOTE 3. FAIR VALUE MEASUREMENTS

The Company adopted the required portions of SFAS No. 157 on July 1, 2008. SFAS No. 157 applies to all assets and liabilities that are being measured and reported at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. This Statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The Company uses commodity futures and fixed price swap contracts to fix the price of a portion of its raw material requirements. Contract maturities, which are generally no longer than 18 months, are matched to the length of the raw material purchase contracts. The fair value of soybean oil futures are based on quoted prices on the Chicago Board of Trade, an active futures market. Other commodity purchase contracts include diesel fuel, jet fuel and solvent fixed price swaps, and are fair valued using similar future curves obtained off of the New York Mercantile Exchange.

The Company also enters into certain foreign-currency related derivative contracts to manage a portion of the Company’s foreign exchange risk. These contracts generally have durations no longer than 12 months and are fair valued using foreign exchange rates and foreign exchange forward curves quoted by Bloomberg Finance L.P.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the quarter, by level, within the fair value hierarchy at September 30, 2008:

	Total	Level 1	Level 2
Assets
Other commodity purchase contracts	$7	$—	$7
Foreign exchange contracts	1	—	1
Nonqualified retirement plan assets	5	—	5
	$13	$—	$13

Liabilities
Soybean oil futures	$2	$2	$—
Other commodity purchase contracts	9	—	9
	$11	$2	$9

During the three months ended September 30, 2008 and 2007, the Company’s commodity purchase and foreign exchange contracts qualified for hedge accounting and were accounted for by recognizing any unrealized gain or loss in accumulated other comprehensive net income.

The Company’s nonqualified retirement plan assets are held in a trust-owned life insurance policy, and derive their fair value from investments in a mixture of fixed income and equity securities, which are separately managed by an insurance company.

The Company’s derivative financial instruments were recorded at fair value in the consolidated balance sheets as follows:

	9/30/2008	6/30/2008
Commodity purchase contracts included in other current assets	$7	$46
Commodity purchase contracts included in other assets	—	3
Commodity purchase contracts included in accrued liabilities	(8)	—
Commodity purchase contracts included in other liabilities	(3)	—
Foreign exchange contracts included in other current assets	1	—

NOTE 3. FAIR VALUE MEASUREMENTS (Continued)

The notional and estimated fair values of the Company’s derivative instruments are summarized below:

	9/30/2008		6/30/2008
	Notional	Fair Value	Notional	Fair Value
Commodity purchase contracts	$151	$(4)	$132	$49
Foreign exchange contracts	33	1	35	—

NOTE 4. INVENTORIES, NET

Inventories, net consisted of the following at:

	9/30/2008	6/30/2008
Finished goods	$363	$320
Raw materials and packaging	103	94
Work in process	3	4
LIFO allowances	(33)	(21)
Allowances for obsolescence	(15)	(13)

Total	$421	$384

NOTE 5. OTHER LIABILITIES

Other liabilities consisted of the following at:

	9/30/2008	6/30/2008
Venture agreement net terminal obligation	$267	$266
Employee benefit obligations	216	205
Taxes	51	70
Environmental contingency	20	20
Other	41	39

Total	$595	$600

NOTE 6. NET EARNINGS PER SHARE

Net earnings per share (EPS) is computed by dividing net earnings by the weighted average number of shares outstanding each period on an unrounded basis. Diluted EPS reflects the earnings dilution that could occur from shares that may be issued through stock options, restricted stock awards, performance units and other awards. The weighted average numbers of shares outstanding used to calculate basic and diluted EPS were as follows (in thousands):

	Weighted Average Number of
	Shares Oustanding for the
	Three Months Ended
	9/30/2008	9/30/2007
Basic	138,457	143,778
Stock options, restricted stock awards, performance units and other	2,176	2,349

Diluted	140,633	146,127

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended
	9/30/2008	9/30/2007
Stock options and performance units	5,047	2,759

Shares of common stock issued by the Company were as follows (in thousands):

	Three Months Ended
	9/30/2008	9/30/2007
Stock options, restricted stock awards, performance units and other	855	197

During the three months ended September 30, 2008 and 2007, the Company repurchased $0 and $118 (2.0 million shares), respectively, under its program to offset the impact of share dilution related to share-based awards (the Evergreen Program).

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ deficit, net of tax. Comprehensive income was as follows:

	Three Months Ended
	9/30/2008	9/30/2007
Net earnings	$128	$111
Other comprehensive (losses) gains, net of tax:
Foreign currency translation adjustments	(47)	14
Net derivative adjustments	(32)	(2)

Total comprehensive income	$49	$123

NOTE 8. INCOME TAXES

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

As of September 30, 2008 and June 30, 2008, the total amount of unrecognized tax benefits was $99 and $103, respectively, of which $88 and $93, respectively, would reduce income tax expense and the effective tax rate if recognized.

The Company continues to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2008 and June 30, 2008, the total balance of accrued interest and penalties related to uncertain tax positions was $16 and $18, respectively. For the three months ended September 30, 2008 and 2007, income tax expense includes ($2) and $4, respectively, of interest and penalties.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The Internal Revenue Service (IRS) was examining the Company’s 2003 through 2006 income tax returns as of September 30, 2008. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

In the twelve months succeeding September 30, 2008 and June 30, 2008, audit resolutions could potentially reduce total unrecognized tax benefits by up to $39 and $28, respectively, primarily as a result of cash payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 9. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2008	9/30/2007
Components of net periodic benefit cost (income):
Service cost	$3	$3
Interest cost	7	7
Expected return on plan assets	(7)	(7)
Amortization of unrecognized items	1	2

Total net periodic benefit cost	$4	$5

The net periodic benefit cost for the Company’s retirement health care plans was $1, for each of the three months ended September 30, 2008 and 2007.

NOTE 10. GUARANTEES

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. As of September 30, 2008, the Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with general representations and warranties made by the Company in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. As of September 30, 2008, the Company had not made, nor does it anticipate making, any payments relating to the indemnities contained in the Share Exchange Agreement. The general representations and warranties were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.

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

The Company is a party to letters of credit of $23, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at September 30, 2008.

NOTE 11. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company recorded a liability of $20 at both September 30, 2008 and June 30, 2008 for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2008 and June 30, 2008. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three months ended September 30, 2008 and 2007, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

NOTE 12. SEGMENT RESULTS

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

The table below presents segment information.

			Earnings (Losses)
	Net Sales		Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
North America	$1,167	$1,049	$329	$286
International	217	190	29	37
Corporate	—	—	(172)	(149)

Total Company	$1,384	$1,239	$186	$174

During the three months ended September 30, 2008 and 2007, earnings before income taxes included $5 and $25 in the North America segment, respectively, and $1 and $2 in the International segment, respectively, of restructuring and asset impairment costs and incremental cost of products sold charges (Note 2).

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% of consolidated net sales for each of the three months ended September 30, 2008 and 2007.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in millions, except share and per share amounts)

Overview

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer products. The Company sells it products primarily through mass merchandisers, grocery stores and other retail outlets. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works™ natural cleaners, Poett® and Mistolín® cleaning products, Armor All® and STP® auto-care products, Fresh Step® and Scoop Away® cat litter, Kingsford® charcoal, Hidden Valley® and KC Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® natural personal care products. With approximately 8,300 employees worldwide, the Company manufactures products in more than 15 countries and markets them in more than 100 countries.

The Company operates through two operating segments: North America and International. The North America operating segment includes all products marketed in the United States and Canada. The International operating segment includes all products marketed outside the United States and Canada. The Company reflects certain nonallocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other nonoperating income and expense, in its Corporate segment.

The Company primarily markets its leading brands in midsized categories with attractive economic and competitive sets. Most of the Company’s products compete with other nationally-advertised brands within each category and with “private-label” brands.

The Company reported net earnings of $128 and $111 and diluted net earnings per share of $0.91 and $0.76 for the three months ended September 30, 2008 and 2007, respectively. Restructuring costs, including related incremental cost of products sold charges were $0.03 per diluted share on an after-tax basis for the three months ended September 30, 2008. Restructuring and asset impairment charges and incremental cost of products sold were $0.12 per diluted share on an after-tax basis for the three months ended September 30, 2007 (See “Restructuring costs” below for more information).

The Company continues to face a challenging cost environment, largely driven by cost pressures across a large spectrum, including commodity costs, primarily resin and agricultural commodities, and increased energy-related manufacturing and logistics costs. The Company is addressing these challenges through price increases, on-going cost savings programs, focus on product mix and assortment, innovative product improvements and new products, and advertising and trade promotional spending to support and grow its brands.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Condensed Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which was filed with the Securities and Exchange Commission (SEC) on August 19, 2008, and the unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three months ended September 30, 2008 (the current period), to the three months ended September 30, 2007 (the prior period), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	9/30/2008	9/30/2007	% Change	9/30/2008	9/30/2007
Diluted net earnings per share	$0.91	$0.76	20%
Net sales	$1,384	$1,239	12	100.0%	100.0%
Gross profit	562	528	6	40.6	42.6
Selling and administrative expenses	184	155	19	13.3	12.5
Advertising costs	119	118	1	8.6	9.5
Research and development costs	27	23	17	2.0	1.9

Diluted net earnings per share increased by $0.15 primarily due to increased net earnings and a decrease in shares outstanding as a result of the Company’s repurchase of its shares in August 2008 (See “Share Repurchases” section under Financial Condition, Liquidity and Capital Resources below). The increase in net earnings was primarily due to volume growth, price increases, the benefit of cost savings and lower restructuring and asset impairment charges (See “Restructuring and asset impairment costs” section below). These increases were partially offset by increased commodity costs, primarily resin and agricultural commodities, higher manufacturing and logistic costs, selling and administrative costs, including costs associated with the acquisition of Burt’s Bees Inc. (BBI) and increased interest costs associated with higher debt levels.

Net sales increased 12% while volume increased 4%. The volume increase was primarily driven by the acquisition of BBI, the launch of Green Works™, increased shipments of Glad® ForceFlex® trash bags, strong results in Brita®, increased shipment in the charcoal business and continued growth in Fresh Step® scoopable cat litter. Also contributing to volume growth were increased shipments of Clorox 2® stain fighter & color booster, and increased shipments of bleach and dilutable cleaners in Latin America. These increases were partially offset by the Company’s exit from the private-label food bags business and lower shipments of Clorox® liquid bleach, Pine-Sol® cleaner, Clorox® toilet bowl cleaner, Clorox® disinfecting cleaner and Glad® regular trash bags. Net sales growth outpaced volume growth primarily due to the benefit of price increases and favorable product mix.

Gross profit increased by 6% and decreased by 200 basis points as a percentage of net sales. The decline as a percentage of net sales was primarily due to increased commodity costs, primarily resin and agricultural commodities, and higher manufacturing and logistic costs. These factors were partially offset by volume growth, price increases, the benefit of cost savings and favorable product mix.

Selling and administrative expenses increased by 19% in the current period. This increase was primarily driven by the acquisition of BBI, incremental investments to support our Centennial strategy, including additional sales resources to support growth in the grocery channel, and higher commissions resulting from sales growth. In addition, the Company slightly increased its allowance for doubtful accounts as it continues to monitor its customer receivables.

Advertising costs remained relatively unchanged in comparison to the prior period as the Company continues to support its new products and established brands.

Research and development costs increased 17% in the current period primarily due to higher compensation costs.

Restructuring costs decreased from $25 to $1 in the current period. Total restructuring charges, including cost of products sold, were $6, of which $4 were non-cash. These charges, which commenced in fiscal year 2008, related to the simplification of the Company’s supply chain and other restructuring charges (Supply Chain and Other restructuring) the Company decided to take in light of its Centennial Strategy.

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company is redistributing production from these facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. As a result of this initiative, a number of positions are being eliminated. The Company anticipates the Supply Chain restructuring will be completed in fiscal year 2012. The Other restructuring charges relate primarily to the write-down of certain new venture investments, intangible assets and equipment and the cost of exiting the Company’s private-label food bags business in fiscal year 2008, which the Company decided not to pursue.

The following table summarizes, by segment, the costs associated with the Company’s Supply Chain and Other restructuring initiatives for the three months ended September 30, 2008 and to date:

	North
	America	International	Corporate	Total
Cost of products sold	$4	$1	$—	$5

Restructuring:
Severance	1	—	—	1
Total costs for the three months ended September 30, 2008	$5	$1	$—	$6

Total costs to date	$52	$10	$3	$65

The Company anticipates incurring approximately $20 to $25 of Supply Chain and Other restructuring-related charges to be incurred in fiscal year 2009, of which approximately $8 are non-cash related. The Company anticipates that approximately $19 to $24 of the fiscal year 2009 charges will be in the North America segment, including approximately $16 to $20 which are estimated to be recognized as cost of products sold charges (primarily accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain restructuring), and the remainder to be severance charges. The remaining estimated charges will be in the International segment and are expected to be classified as cost of products sold and severance. The total anticipated charges for the Supply Chain and Other restructuring initiatives for the fiscal years 2010 through 2012 are estimated to be approximately $24. Total restructuring payments for the three months ended September 30, 2008, were $3 and the total accrued restructuring liability as of September 30, 2008, was $4.

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in the future.

Interest expense increased from $33 to $42 in the current period. The increase was primarily due to higher debt levels in the current period, used to finance the BBI acquisition and the Accelerated Share Repurchase (ASR) (See “Share Repurchases” section under Financial Condition, Liquidity and Capital Resources below).

Other expense, net increased from $0 to $3 in the current period. The increase was primarily driven by other investment losses and a decrease in interest income due to timing differences of commercial paper issued for share repurchases.

The effective tax rate was 31.4% for the current period as compared to 36.1% for the prior period, on a rounded basis. The lower rate in the current quarter was principally due to favorable audit settlements.

Segment Results

NORTH AMERICA

	Three Months Ended
	9/30/2008	9/30/2007	% Change
Net sales	$1,167	$1,049	11%
Earnings before income taxes	329	286	15

North America reported 11% net sales growth, 4% volume growth and a 15% increase in earnings before income taxes. Volume growth was primarily driven by the acquisition of BBI in fiscal year 2008, the launch of Green Works™, record shipments of Glad® ForceFlex® trash bags, higher shipments of Brita® driven by merchandising events and continued growth in cat litter, primarily related to Fresh Step® scoopable cat litter. Also contributing to the volume growth were increased charcoal shipments primarily related to merchandising events and higher shipments of Clorox 2® stain fighter & color booster, which was relaunched with a concentrated formula. Volume increases were partially offset by the Company’s exit from the private-label food bags business and lower shipments of Clorox® liquid bleach, Pine-Sol® cleaner, Clorox® toilet bowl cleaner, Clorox® disinfecting cleaner and Glad® regular trash bags. Net sales growth outpaced volume growth primarily due to favorable brand mix and pricing. The increase in earnings before income taxes was primarily driven by sales growth, cost savings and the impact of pricing partially offset by unfavorable commodity, manufacturing and logistic costs and higher selling and administrative costs.

INTERNATIONAL

	Three Months Ended
	9/30/2008	9/30/2007	% Change
Net sales	$217	$190	14%
Earnings before income taxes	29	37	(22)

International reported 14% net sales growth, 5% volume growth and a 22% decrease in earnings before income taxes. Volume growth was primarily driven by laundry and homecare product sales growth in Latin America. Sales growth outpaced volume growth due primarily to price increases and favorable foreign exchange rates. The decrease in earnings before income taxes was primarily related to increased cost of products sold, including unfavorable commodity, manufacturing and logistic costs, increased advertising expense, and higher joint venture royalties, partially offset by sales growth.

CORPORATE

	Three Months Ended
	9/30/2008	9/30/2007	% Change
Loss before income taxes	$(172)	$(149)	15%

Losses before income taxes attributable to the corporate segment increased 15%. The increase was primarily attributable to increased interest expense and compensation costs.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of September 30, 2008. Net cash provided by operations was $93 for the three months ended September 30, 2008, compared to $163 for the three months ended September 30, 2007. The decrease was primarily due to higher working capital. Working capital reflected the impact of the BBI acquisition and higher inventory levels resulting from increased commodity costs and inventory builds to support both new product launches and the manufacturing network consolidation. Also contributing to the decline in cash flow were higher incentive compensation and interest payments versus the prior year quarter.

The fair value of the Company’s pension plan assets declined approximately 11% from $316 at June 30, 2008, to $280 at September 30, 2008. There have been further declines in the fair value of the Company’s pension plan assets since September 30, 2008, and the Company continues to monitor the fair value of its pension plan assets. If the value of the Company’s pension plan assets remains at present levels or continues to decline, it may result in future additional pension contributions by the Company. Based on current fiscal year funding projections, the Company is not required to make any contributions in fiscal year 2009.

Approximately 20% of the Company’s net sales are generated outside of the United States. As a result, the Company is exposed to currency exchange rate risks and risks associated with economic or political instability. The Company expects certain foreign currencies to experience devaluation versus the U.S. dollar during fiscal year 2009.

Working Capital

The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, increased by $16 from June 30, 2008 to September 30, 2008, principally due to decreases in accrued liabilities and accounts payable, partially offset by a decrease in receivables and other current assets. The $99 decrease in accrued liabilities and accounts payable was primarily driven by $50 of profit sharing and incentive compensation payments offset by a net decrease of $13 in accrued interest on long-term debt due to the timing of payments. These working capital changes were partially offset by a $50 decrease in receivables, driven by the seasonality of sales in the charcoal category and a decrease in the fair value of commodity purchase contracts of approximately $38 in other current assets.

Investing Activities

Capital expenditures were $39 during the three months ended September 30, 2008, compared to $26 in the comparable prior year quarter. Capital spending as a percentage of net sales was 2.8% during the three months ended September 30, 2008, compared to 2.1% during the three months ended September 30, 2007. Higher capital spending during the three months ended September 30, 2008, was driven primarily by the Company’s manufacturing network consolidation efforts.

Financing Activities

Net cash used for financing activities was $75 for the three months ended September 30, 2008, compared to $110 in the comparable prior year quarter. The change in cash used for financing activities was primarily due to lower repayments of commercial paper due to the decrease in cash provided by operations described above.

At September 30, 2008, the Company had $754 commercial paper outstanding at a weighted average interest rate of 5.3%. At June 30, 2008, the Company had $781 commercial paper outstanding at a weighted average interest rate of 2.9%. The credit markets, including the commercial paper markets in the United States, have recently experienced significant volatility. The Company continues to successfully issue commercial paper, although at higher interest rates compared to the prior year. Continuing volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. Notwithstanding these adverse market conditions, the Company believes that current cash balances and cash generated by operations, together with access to external sources of funds as described below, will be sufficient to meet the Company’s operating and capital needs in the foreseeable future.

Credit Arrangements

At September 30, 2008, the Company had a $1,200 revolving credit agreement, which expires in April 2013. The Company believes the revolving credit is now available and will continue to be available for general corporate purposes and to support commercial paper issuances. The $1,200 revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum total debt to EBITDA for the trailing 4 quarters ratio (EBITDA ratio), as contractually defined, of 3.5 through December 30, 2008, and 3.25 thereafter. EBITDA as defined by the revolving credit agreement may not be comparable to similarly titled measures used by other entities. The Company’s EBITDA ratio at September 30, 2008, was 3.17.

The following table sets forth the calculation of the EBITDA ratio, as contractually defined, at September 30, 2008:

	Three Months Ended
	12/31/2007	3/31/2008	6/30/2008	9/30/2008	Total
Net earnings	$92	$100	$158	$128	$478
Add back:
Interest expense	46	46	43	42	177
Income tax expense	36	51	82	58	227
Depreciation and amortization	50	56	51	47	204

EBITDA	$224	$253	$334	$275	$1,086

	Debt at September 30, 2008				$3,447

	EBITDA ratio				3.17

The Company is in compliance with all restrictive covenants and limitations as of September 30, 2008. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future.

The following banks participate in the Company’s revolving credit agreement:

Bank	Committed
JPMorgan Chase Bank, N.A.	$180
Wachovia Bank, National Association	180
Citicorp USA, Inc.	180
The Bank of Tokyo-Mitsubishi UFJ, Ltd.	150
BNP Paribas	100
William Street LLC *	100
Lehman Brothers Bank, FSB	100
Wells Fargo Bank, N.A.	75
The Northern Trust Company	50
PNC Bank, National Association	50
Fifth Third Bank	35

Total	$1,200

*	William Street LLC is a subsidiary of The Goldman Sachs Group, Inc.

On September 15, 2008, Lehman Brothers Holdings Inc., filed a petition under Chapter 11 of the U.S. Bankruptcy code with the U.S. Bankruptcy Court for the Southern District of New York. To the Company’s knowledge, Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings, Inc., has not filed a petition in bankruptcy. On October 3, 2008, Wells Fargo & Company announced a merger agreement with Wachovia Corporation. The Company is continuing to monitor changes in the financial markets and assessing the impact of these events on its ability to fully draw under its revolving credit facility, but expects that any drawing under the facility will be substantially satisfied. If Lehman Brothers Bank, FSB and Wachovia Bank, N.A. are unable to fulfill their funding commitments, the Company believes it has sufficient remaining borrowing capacity under its revolving credit agreement to meet its commercial paper maturity requirements should the Company be unable to issue commercial paper.

In addition, the Company had $46 of foreign working capital credit lines and other facilities at September 30, 2008, of which $24 was available for borrowing.

Share Repurchases

The Company has two share repurchase programs: an open-market purchase program, which had, as of June 30, 2008, a total authorization of $750, and a program to offset the impact of share dilution related to share-based awards (Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

No shares were repurchased under the open-market program during the three months ended September 30, 2008. In August 2007, the Company entered into an ASR agreement with two investment banks. Under the ASR agreement, the Company repurchased $750 of its shares of common stock from the investment banks for an initial per share amount of $59.59, subject to adjustment. The banks delivered an initial amount of 10.9 million shares to the Company in August 2007. Under the terms of the ASR agreement, the final number of shares the Company repurchased and the timing of the final settlement depended on prevailing market conditions, the final discounted volume weighted average share price over the term of the ASR agreement and other customary adjustments. The final purchase price adjustment was settled in January 2008, resulting in the receipt of an additional 1.1 million shares by the Company. The final settlement under the ASR agreement did not require the Company to make any additional cash or share payments. Upon final settlement, the average per share amount paid for all shares purchased under the ASR agreement was $62.08.

Share repurchases under the evergreen program were zero during the three months ended September 30, 2008 and $118 (2 million shares) during the three months ended September 30, 2007.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. As of September 30, 2008, the Company’s aggregate maximum exposure from these agreements is $291, which consists primarily of an indemnity of up to $250 made to Henkel in connection with general representations and warranties made by the Company in connection with the Share Exchange Agreement, subject to a minimum threshold of $12 before any payments would be made. As of September 30, 2008, the Company had not made, nor does it anticipate making, any payments relating to the indemnities contained in the Share Exchange Agreement. The general representations and warranties were made to guarantee statements of fact at the time of the transaction closing and pertain to environmental, legal and other matters.

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

The Company is a party to letters of credit of $23, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at September 30, 2008.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company recorded a liability of $20 at both September 30, 2008 and June 30, 2008, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2008 and June 30, 2008. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three months ended September 30, 2008 and 2007, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

New Accounting Pronouncements

On July 1, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and there was no material impact to the consolidated financial statements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 30, 2010. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 3 to Condensed Consolidated Financial Statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective for the Company beginning July 1, 2008. The Company has not applied the fair value option to any items; therefore, the Statement did not have an impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. This Statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will be adopted by the Company no later than the beginning of the third quarter of its fiscal year ending June 30, 2009, as required. The Company is currently evaluating the impact that SFAS No. 161 will have on its consolidated financial statements, when it becomes effective.

Cautionary Statement

This Quarterly Report (this Report), including the exhibits hereto and the information incorporated by reference herein contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed in this Report, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this Report. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, agricultural commodities and other raw materials; increases in energy costs; unfavorable general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation, and the financial condition of our customers and suppliers; interest rate and foreign currency exchange rate fluctuations; unfavorable political conditions in international markets and risks relating to international operations; consumer and customer reaction to price increases; risks relating to acquisitions, mergers and divestitures; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring; the success of the Company’s previously announced Centennial Strategy; the need for any additional restructuring or asset-impairment charges; the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition; customer-specific ordering patterns and trends; the Company’s actual cost performance; changes in the Company’s tax rate; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks inherent in litigation; the Company’s ability to maintain its business reputation and the reputation of its brands; the impact of the volatility of the debt markets on the Company’s access to funds, including its access to commercial paper; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the success of new products; risks relating to changes in the Company’s capital structure; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. In addition, the Company’s future performance is subject to risks related to its November 2004 share exchange transaction with Henkel KGaA, the tax indemnification obligations and the actual level of debt costs. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise, could adversely affect the Company’s earnings.

The Company’s forward looking statements in this Report are based on management’s current views and assumptions regarding future events and speak only as of the date of this Report. Investors are cautioned not to place undue reliance on any such forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

There have not been any material changes to the Company’s market risk during the three months ended September 30, 2008, except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION (Unaudited)

Item 1.A. Risk Factors.

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2009.

	[a]	[b]	[c]	[d]
				Maximum Number (or
			Total Number of Shares	Approximate Dollar Value)
			(or Units) Purchased as	of Shares (or Units) that
	Total Number of		Part of Publicly	May Yet Be Purchased
	Shares (or Units)	Average Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased (1)	Share (or Unit)	Programs	Programs (2)
July 1 to 31, 2008	1,497	$53.77	—	$750,000,000
August 1 to 31, 2008	139,930	58.28	—	750,000,000
September 1 to 30, 2008	34,476	62.14	—	750,000,000
____________________

(1)	Of the 1,497 shares purchased in July 2008, 1,140 shares relate to the surrender to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options, and 357 shares relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees. The 139,930 shares purchased in August 2008 relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of performance units granted to employees. Of the 34,476 shares purchased in September 2008, 689 shares relate to the surrender to the Company of already-owned shares of common stock to pay the exercise price or to satisfy tax withholding obligations in connection with the exercise of employee stock options, 32,631 shares relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees and 1,156 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the distribution of deferred stock units.

(2)	On May 13, 2008 the board of directors approved a $750,000,000 share repurchase program, all of which remains available for repurchase as of September 30, 2008. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan.

Item 6. Exhibits.

(a) Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY (Registrant)

DATE: November 3, 2008	BY	/s/ Thomas D. Johnson
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