Form 10-Q
period 2008-12-31
CLOROX CO /DE/
filed 2009-02-05
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-07151
______________

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
______________

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

Large accelerated filer ☑	Accelerated filer	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No ☑

As of December 31, 2008, there were 139,021,931 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Net sales	$1,216	$1,186	$2,600	$2,425
Cost of products sold	730	707	1,552	1,418

Gross profit	486	479	1,048	1,007

Selling and administrative expenses	172	168	356	323
Advertising costs	107	109	226	227
Research and development costs	27	28	54	51
Restructuring and asset impairment costs	1	2	2	27
Interest expense	44	46	86	79
Other expense (income), net	4	(2)	7	(2)

Earnings before income taxes	131	128	317	302
Income taxes	45	36	103	99

Net earnings	$86	$92	$214	$203

Earnings per share
Basic	$0.62	$0.66	$1.55	$1.43
Diluted	$0.62	$0.65	$1.52	$1.41

Weighted average shares outstanding (in thousands)
Basic	139,086	138,750	138,772	141,264
Diluted	141,073	141,026	140,941	143,402

Dividends declared per share	$0.46	$0.40	$0.92	$0.80

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	12/31/2008	6/30/2008
ASSETS
Current assets
Cash and cash equivalents	$97	$214
Receivables, net	409	505
Inventories, net	405	384
Other current assets	130	146
Total current assets	1,041	1,249
Property, plant and equipment, net	929	960
Goodwill	1,611	1,658
Trademarks, net	555	560
Other intangible assets, net	112	123
Other assets	150	158
Total assets	$4,398	$4,708

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Notes and loans payable	$637	$755
Current maturities of long-term debt	1	-
Accounts payable	330	418
Accrued liabilities	430	440
Income taxes payable	32	48
Total current liabilities	1,430	1,661
Long-term debt	2,718	2,720
Other liabilities	587	600
Deferred income taxes	66	97
Total liabilities	4,801	5,078

Contingencies
Stockholders’ deficit
Common stock: $1.00 par value; 750,000,000 shares authorized;
158,741,461 shares issued at December 31, 2008 and June 30, 2008;
and 139,021,931 and 138,038,052 shares outstanding at
December 31, 2008 and June 30, 2008, respectively	159	159
Additional paid-in capital	548	534
Retained earnings	457	386
Treasury shares, at cost: 19,719,530 and 20,703,409 shares at
December 31, 2008 and June 30, 2008, respectively	(1,214)	(1,270)
Accumulated other comprehensive net losses	(353)	(179)
Stockholders’ deficit	(403)	(370)
Total liabilities and stockholders’ deficit	$4,398	$4,708

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	12/31/2008	12/31/2007
Operating activities:
Net earnings	$214	$203
Adjustments to reconcile earnings from operations:
Depreciation and amortization	93	98
Share-based compensation	33	20
Deferred income taxes	(8)	(5)
Restructuring and asset impairment costs	-	24
Other	26	17
Changes in:
Receivables, net	76	95
Inventories, net	(37)	(63)
Other current assets	(21)	7
Accounts payable and accrued liabilities	(143)	(84)
Income taxes payable	(42)	(1)
Net cash provided by operations	191	311

Investing activities:
Capital expenditures	(84)	(71)
Businesses acquired, net of cash acquired	-	(913)
Low-income housing contributions and other	-	(1)
Net cash used for investing activities	(84)	(985)

Financing activities:
Notes and loans payable	(116)	1,470
Long-term debt borrowings, net of issuance costs	-	757
Long-term debt repayments	-	(500)
Treasury stock purchases	-	(868)
Cash dividends paid	(129)	(117)
Issuance of common stock for employee stock plans and other	35	26
Net cash (used for) provided by financing activities	(210)	768

Effect of exchange rate changes on cash and cash equivalents	(14)	4

Net (decrease) increase in cash and cash equivalents	(117)	98

Cash and cash equivalents:
Beginning of period	214	182

End of period	$97	$280

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2008 and 2007, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to current period presentation. The results for the interim period ended December 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009, or for any future period.

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

New Accounting Pronouncements

On July 1, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and there was no material impact to the consolidated financial statements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 30, 2010. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 3.

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

NOTE 1. INTERIM FINANCIAL STATEMENTS (Continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand the disclosure requirements for an employer's plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. This FSP will be adopted by the Company in its consolidated financial statements for the year ended June 30, 2010, on a prospective basis. The Company is currently evaluating the impact the application of this FSP will have on its financial statements.

NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT

In fiscal year 2008, the Company began a restructuring plan that involves simplifying its supply chain and other restructuring activities (Supply Chain and Other restructuring plan). In February 2009, the Company expanded its Supply Chain and Other restructuring plan to include additional costs, primarily severance, associated with the Company’s plan to reduce certain staffing levels.

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company is redistributing production from these facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. The Company anticipates the Supply Chain restructuring will be completed in fiscal year 2012. The Other restructuring charges relate primarily to the write-down of certain new venture investments, intangible assets and equipment and the cost of exiting the Company’s private-label food bags business in fiscal year 2008, which the Company decided not to pursue. As a result of the Supply Chain and Other restructuring plan, a number of positions are being eliminated.

The following table summarizes, by segment, the total restructuring costs associated with the Company’s Supply Chain and Other restructuring plan for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended 12/31/08			Six Months Ended 12/31/08
	North	International		North	International
	America	and Corporate	Total	America	and Corporate	Total
Cost of products sold	$2	$-	$2	$6	$1	$7
Restructuring:
Severance	1	-	1	2	-	2
Total costs	$3	$-	$3	$8	$1	$9
Non-cash costs			$1			$5

	Three Months Ended 12/31/07			Six Months Ended 12/31/07
	North	International		North	International
	America	and Corporate	Total	America	and Corporate	Total
Cost of products sold	$2	$1	$3	$4	$1	$5
Restructuring and asset impairment:
Severance	-	2	2	1	2	3
Asset impairment	-	-	-	22	2	24
Total restructuring and asset impairment costs	$-	$2	$2	$23	$4	$27
Total costs	$2	$3	$5	$27	$5	$32
Non-cash costs			$3			$28

Total restructuring payments for the three and six months ended December 31, 2008, were $3 and $5, respectively, and the total accrued restructuring liability as of December 31, 2008, was $2.

NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT (Continued)

Total costs to date associated with the Supply Chain and Other restructuring plan were $55 for the North America segment and $13 for the International and Corporate segments at December 31, 2008.

Including the February 2009 expansion of the Supply Chain and Other restructuring plan, the Company anticipates incurring approximately $35 to $37 of Supply Chain and Other restructuring-related charges in fiscal year 2009, of which approximately $6 are expected to be non-cash related. Excluding costs associated with the decision to expand the plan in February 2009, the Company anticipates that approximately $19 to $24 of the fiscal year 2009 charges will be in the North America segment, including approximately $16 to $20 which are estimated to be recognized as cost of products sold charges (including accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain restructuring), and the remainder will be severance charges. The Company is currently evaluating which segments will be impacted by the restructuring plan expansion announced in February 2009. The total anticipated charges related to the Supply Chain and Other restructuring plan for the fiscal years 2010 through 2012 are estimated to be approximately $25 to $30.

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in future periods.

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

The Company uses commodity futures and fixed price swap contracts to fix the price of a portion of its raw material requirements. Contract maturities, which are generally no longer than 18 months, are matched to the length of the raw material purchase contracts. Other commodity purchase contracts include diesel fuel, jet fuel and solvent fixed price swaps, and are fair valued using future curves similar to those obtained off of the New York Mercantile Exchange.

The Company also enters into certain foreign-currency related derivative contracts to manage a portion of the Company’s foreign exchange risk. These contracts generally have durations no longer than 12 months and are fair valued using foreign exchange rates and foreign exchange forward curves quoted by Bloomberg Finance L.P.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the quarter, within the fair value hierarchy at December 31, 2008:

Level 2
Assets
Foreign exchange contracts	$3
Nonqualified retirement plan assets	3
$6

Liabilities
Other commodity purchase contracts	$44

NOTE 3. FAIR VALUE MEASUREMENTS (Continued)

The Company’s nonqualified retirement plan assets are held in a trust-owned life insurance policy, and derive their fair value from investments in a mixture of fixed income and equity securities, which are separately managed by an insurance company.

During the three and six months ended December 31, 2008 and 2007, the Company’s commodity purchase and foreign exchange contracts qualified for hedge accounting and were accounted for by recognizing any unrealized gain or loss in accumulated other comprehensive net income.

The Company’s derivative financial instruments were recorded at fair value in the consolidated balance sheets as follows:

	12/31/2008	6/30/2008
Commodity purchase contracts included in current assets	$-	$46
Commodity purchase contracts included in other assets	-	3
Commodity purchase contracts included in other current liabilities	(39)	-
Commodity purchase contracts included in other long term liabilities	(5)	-
Foreign exchange contracts included in current assets	3	-

The change in value of the Company’s financial instruments is primarily due to a decrease in the fair value of the Company’s commodity purchase contracts.

The notional and estimated fair values of the Company’s derivative instruments are summarized below:

	12/31/2008		6/30/2008
	Notional	Fair Value	Notional	Fair Value
Commodity purchase contracts	$114	$(44)	$132	$49
Foreign exchange contracts	21	3	35	-

NOTE 4. INVENTORIES, NET

Inventories, net, consisted of the following at:

	12/31/2008	6/30/2008
Finished goods	$351	$320
Raw materials and packaging	101	94
Work in process	3	4
LIFO allowances	(33)	(21)
Allowance for obsolescence	(17)	(13)

Total	$405	$384

NOTE 5. OTHER LIABILITIES

Other liabilities consisted of the following at:

	12/31/2008	6/30/2008
Venture agreement net terminal obligation	$268	$266
Employee benefit obligations	219	205
Taxes	52	70
Environmental (Note 11)	20	20
Other	28	39

Total	$587	$600

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

	Weighted Average Number of
	Shares Outstanding
	Three Months Ended		Six Months Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Basic	139,086	138,750	138,772	141,264
Stock options, restricted stock awards, performance units and other	1,987	2,276	2,169	2,138

Diluted	141,073	141,026	140,941	143,402

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Stock options and performance units	5,000	78	5,000	378

Shares of common stock issued by the Company were as follows (in thousands):

	Three Months Ended		Six Months Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Stock options, restricted stock awards, performance units and other	325	366	1,180	563

During the six months ended December 31, 2008 and 2007, the Company repurchased $0 and $118 (2.0 million shares), respectively, under its program to offset the impact of share dilution related to share-based awards (the Evergreen Program).

No shares were repurchased under the open-market program during the six months ended December 31, 2008. In August 2007, the Company entered into an Accelerated Share Repurchase (ASR) agreement with two investment banks in which the Company received 10.9 million shares in August 2007 and 1.1 million shares in January 2008. The average per share amount paid for all shares purchased under the ASR agreement was $62.08 for an aggregate of $750.

NOTE 7. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ deficit, net of tax. Comprehensive (loss) income was as follows:

	Three Months Ended		Six Months Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Net earnings	$86	$92	$214	$203
Other comprehensive (losses) gains, net of tax:
Foreign currency translations adjustments	(73)	10	(120)	24
Net derivative adjustments	(23)	8	(55)	6
Pension and postretirement benefit adjustments	1	1	1	1
Total comprehensive (loss) income	$(9)	$111	$40	$234

The decrease in comprehensive income is primarily due to weakened foreign currencies and the decreased fair value of commodity derivative contracts during both the three and the six months ended December 31, 2008.

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

As of December 31, 2008 and June 30, 2008, the total amount of unrecognized tax benefits was $95 and $103, respectively, of which $87 and $93, respectively, would reduce income tax expense and the effective tax rate if recognized.

The Company continues to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2008 and June 30, 2008, the total balance of accrued interest and penalties related to uncertain tax positions was $15 and $18, respectively. Interest and penalties included in income tax expense were $1 and ($1) for the three and six months ended December 31, 2008, and $1 and $5 for the three and six months ended December 31, 2007, respectively.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. Certain issues relating to 2003 and 2004 are under review by the IRS Appeals Division. The Company settled the 2005 year with the IRS in the second quarter of fiscal year 2009 and made payments of tax and interest of $2. No tax benefits had previously been recognized for these payments. The Internal Revenue Service (IRS) was examining the Company’s 2006 income tax return as of December 31, 2008. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

In the twelve months succeeding December 31, 2008 and June 30, 2008, audit resolutions could potentially reduce total unrecognized tax benefits by up to $33 and $28, respectively, primarily as a result of cash payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 9. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Retirement Income Plans for the
	Three Months Ended		Six Months Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Components of net periodic benefit cost (income):
Service cost	$3	$3	$6	$6
Interest cost	8	7	15	14
Expected return on plan assets	(7)	(7)	(14)	(14)
Amortization of unrecognized items	2	1	3	3

Total net periodic benefit cost	$6	$4	$10	$9

	Health Care Plans for the
	Three Months Ended		Six Months Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Components of net periodic benefit cost (income):
Service cost	$1	$1	$1	$1
Interest cost	2	1	3	2
Amortization of unrecognized items	(1)	(1)	(1)	(1)

Total net periodic benefit cost	$2	$1	$3	$2

The fair value of the Company’s pension plan assets declined approximately 28% from $316 at June 30, 2008, to $227 at December 31, 2008. There have been further declines in the fair value of the Company’s pension plan assets since December 31, 2008, and the Company continues to monitor the fair value of its pension plan assets. However, based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2009.

NOTE 10. GUARANTEES

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. As of December 31, 2008, the Company’s aggregate maximum exposure from these agreements is $28 and the Company had not made, nor does it anticipate making, any payments relating to the indemnities.

In addition to the indemnification agreements in effect, the Company entered into an agreement with Henkel regarding certain tax matters in conjunction with a Share Exchange Agreement. The Company and Henkel agreed to be responsible for each other’s taxes on the transaction if their respective actions result in a breach of certain tax representations and warranties in a manner that causes the share-exchange to fail to qualify for tax-free treatment. The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification but notes that the tax exposure, if any, could be very significant. Any exposure under the agreement would be limited to taxes assessed prior to the expiration of the statute of limitations period for assessing taxes on the share exchange transaction.

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

The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2008.

NOTE 11. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company recorded a liability of $20 at both December 31, 2008 and June 30, 2008 for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2008 and June 30, 2008. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three and six months ended December 31, 2008 and 2007, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

NOTE 12. SEGMENT RESULTS

The Company operates through two operating segments: North America and International. The North America operating segment includes all products marketed in the United States and Canada. The International operating segment includes operations outside the United States and Canada. Each segment is individually managed with separate operating results that are reviewed regularly by the chief operating decision maker.

Corporate includes certain nonallocated administrative costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other nonoperating income and expense.

The table below presents segment information.

	Net Sales
	Three Months Ended		Six Months Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
North America	$1,007	$977	$2,174	$2,026
International	209	209	426	399
Corporate	-	-	-	-

Total Company	$1,216	$1,186	$2,600	$2,425

	Earnings (Losses)
	Before Income Taxes
	Three Months Ended		Six Months Ended
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
North America	$273	$257	$602	$543
International	29	38	58	75
Corporate	(171)	(167)	(343)	(316)

Total Company	$131	$128	$317	$302

During the three and six months ended December 31, 2008, earnings before income taxes included $3 and $8 in the North America segment, respectively, and $0 and $1 in the International and Corporate segments, respectively, of restructuring and asset impairment costs and incremental cost of products sold charges (Note 2).

During the three and six months ended December 31, 2007, earnings before income taxes included $2 and $27 in the North America segment, respectively, and $3 and $5 in the International and Corporate segments, respectively, of restructuring and asset impairment costs and incremental cost of products sold charges (Note 2).

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 26% of consolidated net sales for each of the three and six months ended December 31, 2008 and 2007, respectively.

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

The Company reported net earnings of $86 and $214 and diluted net earnings per share of $0.62 and $1.52 for the three and six months ended December 31, 2008, respectively. This compares to net earnings of $92 and $203 and diluted net earnings per share of $0.65 and $1.41 for the three and six months ended December 31, 2007, respectively. Restructuring costs and incremental cost of products sold charges were $0.01 and $0.04 per diluted share on an after-tax basis for the three and six months ended December 31, 2008. This compares to restructuring and asset impairment costs and incremental cost of products sold of $0.02 and $0.14 per diluted share on an after-tax basis for the three and six months ended December 31, 2007 (See “Restructuring and asset impairment costs” below for more information).

The Company continues to face a volatile cost environment, largely driven by cost pressures, including commodity costs, primarily resin and agricultural commodities, and increased energy-related manufacturing and logistics costs. The Company is addressing these challenges through price increases, on-going cost savings programs, focus on product mix and assortment, innovative product improvements and new products, and advertising and trade promotional spending to support and grow its brands.

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

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three and six months ended December 31, 2008 (the current periods), to the three and six months ended December 31, 2007 (the prior periods), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	12/31/2008	12/31/2007	% Change	12/31/2008	12/31/2007
Diluted net earnings per share	$0.62	$0.65	(5)%
Net sales	$1,216	$1,186	3%	100.0%	100.0%
Gross profit	486	479	1	40.0	40.4
Selling and administrative expenses	172	168	2	14.1	14.2
Advertising costs	107	109	(2)	8.8	9.2
Research and development costs	27	28	(4)	2.2	2.4

	Six Months Ended			% of Net Sales
	12/31/2008	12/31/2007	% Change	12/31/2008	12/31/2007
Diluted net earnings per share	$1.52	$1.41	8%
Net sales	$2,600	$2,425	7%	100.0%	100.0%
Gross profit	1,048	1,007	4	40.3	41.5
Selling and administrative expenses	356	323	10	13.7	13.3
Advertising costs	226	227	-	8.7	9.4
Research and development costs	54	51	6	2.1	2.1

Diluted net earnings per share decreased by $0.03 and increased by $0.11 in the current periods, respectively, compared to the prior periods. The decrease during the three months ended December 31, 2008, was primarily due to increased commodity costs, primarily resin, higher manufacturing and logistic costs and a higher effective tax rate. The increase during the six months ended December 31, 2008, was primarily due to volume growth, price increases, the benefit of cost savings and lower restructuring and impairment charges (See “Restructuring and asset impairment costs” section below) partially offset by increased commodity costs and a higher effective tax rate.

Net sales increased 3% and 7% in the current periods, respectively, compared to the prior periods, while volume decreased 1% and increased 2% in the current periods, respectively, compared to the prior periods.

The volume decrease in the current quarter was primarily driven by the Company’s exit from the private-label food bags business and lower shipments of Glad® trash bags, Pine-Sol® cleaner and Clorox® liquid bleach due to the impact of pricing. The volume decline was partially offset by volume growth due to the acquisition of Burt’s Bees Inc. (BBI) on November 30, 2007, increased shipments of Clorox® disinfecting wipes, Hidden Valley® bottled salad dressing and bleach and dilutable cleaners in Latin America, the launch of Green Works™, and higher shipments of Clorox 2® stain fighter & color booster.

The volume growth during the six months ended December 31, 2008, was primarily driven by the acquisition of BBI, the launch of Green Works™, increased shipments of bleach and dilutable cleaners in Latin America, increased shipments of Clorox® disinfecting wipes, continued growth in cat litter, higher shipments of Clorox 2® stain fighter & color booster and Hidden Valley® bottled salad dressing, and strong results in Brita®. These volume increases were partially offset by the Company’s exit from the private-label food bags business and lower shipments of Pine-Sol® cleaner, Clorox® liquid bleach and Clorox® disinfecting cleaner due to the impact of pricing.

Net sales growth outpaced the change in volume in both periods primarily due to price increases. These were partially offset by unfavorable exchange rates.

Gross profit decreased 40 basis points and 120 basis points as a percentage of sales for the current periods, respectively, compared to the prior periods. The decline was largely due to increased commodity costs, primarily resin, unfavorable foreign exchange and higher manufacturing and logistics costs. These factors were partially offset by volume growth, price increases and the benefit of cost savings.

Selling and administrative expenses increased 2% and 10% in the current periods, respectively, compared to the prior periods. The increase for both periods was primarily driven by the acquisition of BBI. The increase for the current quarter was partially offset by lower incentive compensation accruals. Also contributing to the increase for the six months ended December 31, 2008, were incremental investments to support our Centennial strategy, including additional sales resources to support growth in the grocery channel and higher commissions resulting from sales growth.

Advertising costs remained relatively consistent in comparison to the prior periods as the Company continues to support its new products and established brands.

Research and development costs remained relatively consistent in comparison to the prior periods as the Company continues to support product innovations.

Restructuring and asset impairment costs in the current and prior periods relate to a restructuring plan which the Company began in fiscal year 2008. The plan involves simplifying its supply chain and other restructuring activities (Supply Chain and Other restructuring plan). In February 2009, the Company expanded its Supply Chain and Other restructuring plan to include additional costs, primarily severance, associated with the Company’s plan to reduce certain staffing levels.

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company is redistributing production from these facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. The Company anticipates the Supply Chain restructuring will be completed in fiscal year 2012. The Other restructuring charges relate primarily to the write-down of certain new venture investments, intangible assets and equipment and the cost of exiting the Company’s private-label food bags business in fiscal year 2008, which the Company decided not to pursue. As a result of the Supply Chain and Other restructuring plan, a number of positions are being eliminated.

The following table summarizes, by segment, the total restructuring costs associated with the Company’s Supply Chain and Other restructuring plan for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended 12/31/08			Six Months Ended 12/31/08
	North	International		North	International
	America	and Corporate	Total	America	and Corporate	Total
Cost of products sold	$2	$-	$2	$6	$1	$7
Restructuring:
Severance	1	-	1	2	-	2
Total costs	$3	$-	$3	$8	$1	$9
Non-cash costs			$1			$5

	Three Months Ended 12/31/07			Six Months Ended 12/31/07
	North	International		North	International
	America	and Corporate	Total	America	and Corporate	Total
Cost of products sold	$2	$1	$3	$4	$1	$5
Restructuring and asset impairment:
Severance	-	2	2	1	2	3
Asset impairment	-	-	-	22	2	24
Total restructuring and asset impairment costs	$-	$2	$2	$23	$4	$27
Total costs	$2	$3	$5	$27	$5	$32
Non-cash costs			$3			$28

Total restructuring payments for the three and six months ended December 31, 2008, were $3 and $5, respectively and the total accrued restructuring liability as of December 31, 2008, was $2.

Total costs to date associated with the Supply Chain and Other restructuring plan were $55 for the North America segment and $13 for the International and Corporate segments at December 31, 2008.

Including the February 2009 expansion of the Supply Chain and Other restructuring plan, the Company anticipates incurring approximately $35 to $37 of Supply Chain and Other restructuring-related charges in fiscal year 2009, of which approximately $6 are expected to be non-cash related. Excluding the costs associated with the decision to expand the plan in February 2009, the Company anticipates that approximately $19 to $24 of the fiscal year 2009 charges will be in the North America segment, including approximately $16 to $20 which are estimated to be recognized as cost of products sold charges (including accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain restructuring), and the remainder will be severance charges. The Company is currently evaluating which segments will be impacted by the restructuring plan expansion announced in February 2009. The total anticipated charges related to the Supply Chain and Other restructuring plan for the fiscal years 2010 through 2012 are estimated to be approximately $25 to $30.

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in future periods.

Interest expense decreased by $2 and increased by $7, respectively, in the current periods. The decrease in the current quarter was primarily due to a lower weighted average interest rate for total debt, partially offset by higher debt levels, used to finance the BBI acquisition and the Accelerated Share Repurchase (ASR) (See “Share Repurchases” section under Financial Condition, Liquidity and Capital Resources below). The increase in the six months ended December 31, 2008, was primarily due to higher debt levels.

Other expense (income), net was $4 and $7 for the current periods, compared with $(2) for each of the prior periods. The change in other expense (income), net, was primarily due to decreased interest income and increased other costs.

The effective tax rate was 33.9% and 32.5% for the current periods, respectively, as compared to 28.4% and 32.8% for the prior periods, respectively, on an unrounded basis. The lower rate in the year-ago quarter and the current year-to-date period was primarily the result of tax settlements.

SEGMENT RESULTS

NORTH AMERICA

	Three Months Ended			Six Months Ended
	12/31/2008	12/31/2007	% Change	12/31/2008	12/31/2007	% Change
Net sales	$1,007	$977	3%	$2,174	$2,026	7%
Earnings before income taxes	273	257	6%	602	543	11%

North America reported 3% net sales growth, 2% volume decline and 6% increase in earnings before income taxes, for the current quarter as compared to the year-ago quarter. The segment also reported 7% net sales growth, 1% volume growth and 11% increase in earnings before income taxes for the six months ended December 31, 2008, as compared to the year-ago period.

Volume decline in the current quarter was primarily driven by the Company’s exit from the private-label food bags business and lower shipments of Glad® trash bags, Pine-Sol® cleaner and Clorox® liquid bleach due to the impact of pricing. The volume decline was partially offset by volume growth due to the acquisition of BBI on November 30, 2007, increased shipments of Clorox® disinfecting wipes and Hidden Valley® bottled salad dressing, the launch of Green Works™ and higher shipments of Clorox 2® stain fighter & color booster.

Volume growth during the six months ended December 31, 2008, was primarily driven by the acquisition of BBI, the launch of Green Works™, increased shipments of Clorox® disinfecting wipes, continued growth in cat litter, primarily related to Fresh Step® scoopable cat litter, higher shipments of Clorox 2® stain fighter & color booster, which was relaunched with a concentrated formula, increased shipments of Hidden Valley® bottled salad dressing, and strong results in Brita®. These volume increases were partially offset by the Company’s exit from the private-label food bags business and lower shipments of Pine-Sol® cleaner, Clorox® liquid bleach and Clorox® disinfecting cleaner due to the impact of pricing.

Net sales growth outpaced the change in volume in both periods primarily due to price increases. These were partially offset by an unfavorable Canadian exchange rate.

The increase in earnings before income taxes in both periods was primarily driven by the impact of pricing, cost savings and lower restructuring and asset impairment charges, partially offset by unfavorable commodity, manufacturing and logistic costs.

INTERNATIONAL

	Three Months Ended			Six Months Ended
	12/31/2008	12/31/2007	% Change	12/31/2008	12/31/2007	% Change
Net sales	$209	$209	-%	$426	$399	7%
Earnings before income taxes	29	38	(24)%	58	75	(23)%

International reported flat sales, 3% volume growth and 24% decrease in earnings before income taxes for the current quarter as compared to the year-ago quarter. The segment also reported 7% net sales growth, 4% volume growth and 23% decrease in earnings before income taxes for the six months ended December 31, 2008, as compared to the year-ago period.

Volume growth for both of the current periods was primarily driven by laundry and homecare product sales growth in Latin America. Volume growth outpaced net sales in the current quarter primarily due to unfavorable foreign exchange rates, partially offset by the impact of pricing. Net sales outpaced volume growth in the six months ended December 31, 2008, primarily due to the impact of pricing.

The decrease in earnings before income taxes for both periods was primarily related to increased cost of products sold, including unfavorable foreign exchange, unfavorable commodity, manufacturing and logistic costs, higher joint venture royalties, and increased advertising expense, partially offset by sales growth.

CORPORATE

	Three Months Ended			Six Months Ended
	12/31/2008	12/31/2007	% Change	12/31/2008	12/31/2007	% Change
Loss before income taxes	$(171)	$(167)	2%	$(343)	$(316)	9%

Losses before income taxes attributable to the corporate segment increased by 2% and 9% in the current periods, respectively, as compared to prior periods. The increase for both periods was primarily attributable to increased professional services costs, partially offset by lower incentive compensation costs for the current quarter. Also contributing to the increase in losses before income taxes for the six months ended December 31, 2008, were higher compensation costs and increased interest expense.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of December 31, 2008. Net cash provided by operations was $191 for the six months ended December 31, 2008, compared to $311 for the six months ended December 31, 2007. The decrease was primarily due to the timing of tax and interest payments.

The fair value of the Company’s pension plan assets declined approximately 28% from $316 at June 30, 2008, to $227 at December 31, 2008. There have been further declines in the fair value of the Company’s pension plan assets since December 31, 2008, and the Company continues to monitor the fair value of its pension plan assets. However, based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2009. The Company is considering making a voluntary contribution to the Company’s pension plan of approximately $20 to $25 during the fourth quarter of fiscal year 2009.

Approximately 20% of the Company’s net sales are generated outside of the United States. As a result, the Company is exposed to currency exchange rate risks and risks associated with economic or political instability. During the six months ended December 31, 2008, the Company experienced devaluation of certain foreign currencies versus the U.S. Dollar and expects certain foreign currencies to continue to experience devaluation versus the U.S. dollar during fiscal year 2009.

Working Capital

The Company’s balance of working capital, defined in this context as total current assets net of total current liabilities, increased $23 from June 30, 2008 to December 31, 2008, principally due to decreases in accrued liabilities, accounts payable and notes and loans payable and an increase in inventories, partially offset by a decrease in accounts receivable. The $98 decrease in accrued liabilities and accounts payable was primarily driven by $54 of capital projects payments and $34 of profit sharing and incentive compensation payments, $39 related to a reduction in the fair value of the Company’s commodity derivatives and increases in inventories of $21 primarily due to seasonal inventory builds and higher commodity costs. These working capital changes were partially offset by a $96 decrease in receivables, driven by the seasonality of sales in the charcoal category.

Investing Activities

Capital expenditures were $84 during the six months ended December 31, 2008, compared to $71 in the comparable prior year period. Capital spending as a percentage of net sales was 3.2% during the six months ended December 31, 2008, compared to 2.9% during the six months ended December 31, 2007. Higher capital spending during the six months ended December 31, 2008, was driven primarily by the Company’s manufacturing network consolidation efforts.

On November 30, 2007, the Company acquired BBI, a leading manufacturer and marketer of natural personal care products, for an aggregate price of $913, excluding $25 that the Company paid for tax benefits associated with the agreement. The Company also incurred $8 of costs in connection with the acquisition of BBI.

Financing Activities

Net cash used for financing activities was $210 for the six months ended December 31, 2008, compared to net cash provided by financing activities of $768 in the comparable prior year period. The change in cash used for financing activities was primarily due to borrowings to finance the acquisition of BBI and share repurchases in the prior period. Cash used for financing activities was primarily to pay down debt.

At December 31, 2008, the Company had $666 of commercial paper outstanding at a weighted average interest rate of 3.7%. At June 30, 2008, the Company had $781 of commercial paper outstanding at a weighted average interest rate of 2.9%. The credit markets, including the commercial paper markets in the United States, experienced significant volatility during the six months ended December 31, 2008. The Company continues to successfully issue commercial paper. Continuing volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. Notwithstanding these adverse market conditions, the Company believes that current cash balances and cash generated by operations, together with access to external sources of funds as described below, will be sufficient to meet the Company’s operating and capital needs in the foreseeable future.

Credit Arrangements

At December 31, 2008, the Company had a $1,200 revolving credit agreement, which expires in April 2013. The Company believes that borrowings under the revolving credit facility are now available and will continue to be available for general corporate purposes and to support commercial paper issuances. The $1,200 revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum total debt to EBITDA for the trailing 4 quarters ratio (EBITDA ratio), as contractually defined, of 3.5 through December 30, 2008, and 3.25 thereafter. EBITDA as defined by the revolving credit agreement may not be comparable to similarly titled measures used by other entities. The Company’s EBITDA ratio at December 31, 2008, was 3.11.

The following table sets forth the calculation of the EBITDA ratio, as contractually defined, at December 31, 2008:

	Three Months Ended
	3/31/2008	6/30/2008	9/30/2008	12/31/2008	Total
Net earnings	$100	$158	$128	$86	$472
Add back:
Interest expense	46	43	42	44	175
Income tax expense	51	82	58	45	236
Depreciation and amortization	56	51	47	46	200
Non-cash restructuring and asset impairment charges	5	-	-	-	5
Deduct:
Interest income	(3)	(2)	(2)	(1)	(8)
EBITDA	$255	$332	$273	$220	$1,080
Debt at December 31, 2008					$3,356
EBITDA ratio					3.11

The Company is in compliance with all restrictive covenants and limitations as of December 31, 2008. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future.

The following banks participate in the Company’s revolving credit agreement:

Bank	Committed
Wells Fargo Bank, N.A.	$255
JPMorgan Chase Bank, N.A.	180
Citicorp USA, Inc.	180
The Bank of Tokyo-Mitsubishi UFJ, Ltd.	150
BNP Paribas	100
William Street LLC *	100
Lehman Brothers Bank, FSB	100
The Northern Trust Company	50
PNC Bank, National Association	50
Fifth Third Bank	35

Total	$1,200

* William Street LLC is a subsidiary of The Goldman Sachs Group, Inc.

On September 15, 2008, Lehman Brothers Holdings Inc., filed a petition under Chapter 11 of the U.S. Bankruptcy code with the U.S. Bankruptcy Court for the Southern District of New York. To the Company’s knowledge, Lehman Brothers Bank, FSB, an affiliate of Lehman Brothers Holdings, Inc., has not filed a petition in bankruptcy. If Lehman Brothers Bank, FSB is unable to fulfill their funding commitments, the Company believes it has sufficient remaining borrowing capacity under its revolving credit agreement to meet its commercial paper maturity requirements should the Company be unable to issue commercial paper. On December 31, 2008, Wells Fargo & Company completed its merger with Wachovia Corporation. The Company is continuing to monitor changes in the financial markets and assessing the impact of these events on its ability to fully draw under its revolving credit facility, but expects that any drawing under the facility will be substantially satisfied.

In addition, the Company had $44 of foreign working capital credit lines and other facilities at December 31, 2008, of which $22 was available for borrowing.

Share Repurchases

The Company has two share repurchase programs: an open-market purchase program, which had, as of December 31, 2008, a total authorization of $750, and a program to offset the impact of share dilution related to share-based awards (Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

No shares were repurchased under the open-market program during the six months ended December 31, 2008. In August 2007, the Company entered into an ASR agreement with two investment banks in which the Company received 10.9 million shares in August 2007 and 1.1 million shares in January 2008. The average per share amount paid for all shares purchased under the ASR agreement was $62.08 for an aggregate of $750.

Share repurchases under the Evergreen Program were zero during the six months ended December 31, 2008, and $118 (2 million shares) during the six months ended December 31, 2007.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. As of December 31, 2008, the Company’s aggregate maximum exposure from these agreements is $28 and the Company had not made, nor does it anticipate making, any payments relating to the indemnities.

In addition to the indemnification agreements in effect, the Company entered into an agreement with Henkel regarding certain tax matters in conjunction with a Share Exchange Agreement. The Company and Henkel agreed to be responsible for each other’s taxes on the transaction if their respective actions result in a breach of certain tax representations and warranties in a manner that causes the share-exchange to fail to qualify for tax-free treatment. The Company is unable to estimate the amount of maximum potential liability relating to the tax indemnification but notes that the tax exposure, if any, could be very significant. Any exposure under the agreement would be limited to taxes assessed prior to the expiration of the statute of limitations period for assessing taxes on the share exchange transaction.

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

The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2008.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company recorded a liability of $20 at both December 31, 2008 and June 30, 2008, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2008 and June 30, 2008. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three and six months ended December 31, 2008 and 2007, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand the disclosure requirements for an employer's plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009, with early application permitted. This FSP will be adopted by the Company in its consolidated financial statements for the year ended June 30, 2010, on a prospective basis. The Company is currently evaluating the impact the application of this FSP will have on its financial statements.

Cautionary Statement

This Quarterly Report (this Report), including the exhibits hereto and the information incorporated by reference herein contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed in this Report, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this Report. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, agricultural commodities and other raw materials; increases in energy costs; unfavorable general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation, and the financial condition of our customers and suppliers; interest rate and foreign currency exchange rate fluctuations; unfavorable political conditions in international markets and risks relating to international operations; consumer and customer reaction to price increases; risks relating to acquisitions, mergers and divestitures; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and operating model changes; the success of the Company’s previously announced Centennial Strategy; the need for any additional restructuring or asset-impairment charges; the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition; customer-specific ordering patterns and trends; the Company’s actual cost performance; changes in the Company’s tax rate; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks inherent in litigation; the Company’s ability to maintain its business reputation and the reputation of its brands; the impact of the volatility of the debt markets on the Company’s access to funds, including its access to commercial paper and its credit facility; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the success of new products; risks relating to changes in the Company’s capital structure; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise, could adversely affect the Company’s earnings.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

There have not been any material changes to the Company’s market risk during the three and six months ended December 31, 2008, except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

PART II – OTHER INFORMATION (Unaudited)

Item 1.A. Risk Factors.

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets out the purchases of the Company’s securities by the Company during the second quarter of fiscal year 2009.

	[a]	[b]	[c]	[d]
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	Total Number of		Purchased as Part of	Value) that May Yet
	Shares (or Units)	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased(1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)
October 1 to 31, 2008	12,155	$62.81	-	$750,000,000
November 1 to 30, 2008	2,165	$59.25	-	$750,000,000
December 1 to 31, 2008	309	$55.83	-	$750,000,000
____________________

(1)	All shares purchased relate to the surrender to the Company shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees and the distribution of performance shares.

(2)	On May 13, 2008, the board of directors approved a $750,000,000 share repurchase program, all of which remains available for repurchase as of December 31, 2008. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s 2008 Annual Meeting of Stockholders held on November 19, 2008, the following actions were taken:

The following Directors were elected to hold office until the next annual election of directors:

	FOR	AGAINST	ABSTAINED
Daniel Boggan, Jr.	113,604,963	7,867,095	371,717
Richard H. Carmona	115,101,550	6,404,108	338,118
Tully M. Friedman	113,680,554	7,818,596	344,625
George Harad	115,183,077	6,318,691	342,009
Donald R. Knauss	113,802,667	7,705,541	335,569
Robert W. Matschullat	115,126,424	6,354,585	362,767
Gary G. Michael	115,156,170	6,342,397	345,209
Edward A. Mueller	114,180,522	7,314,854	348,400
Jan L. Murley	115,072,487	6,443,118	328,171
Pamela Thomas-Graham	115,182,701	6,355,509	305,566
Carolyn M. Ticknor	115,218,374	6,332,958	292,444

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year ending June 30, 2009, was approved by the stockholders. The stockholders cast 121,227,502 votes in favor of this proposal and 333,452 votes against. There were 282,821 abstentions.

Item 6. Exhibits.

(a) Exhibits

10.19	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan for the benefit of Donald R. Knauss, as adopted on December 19, 2008, and effective as of October 2, 2006.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 5, 2009	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Controller

EXHIBIT INDEX

Exhibit No.

10.19	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan for the benefit of Donald R. Knauss, as adopted on December 19, 2008, and effective as of October 2, 2006.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.