Form 10-Q
period 2009-03-31
CLOROX CO /DE/
filed 2009-05-04
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-07151
________________

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
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☑	Accelerated filer	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ☑

As of March 31, 2009, there were 139,058,084 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

THE CLOROX COMPANY

PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Net sales	$1,350	$1,353	$3,950	$3,778
Cost of products sold	739	815	2,291	2,233

Gross profit	611	538	1,659	1,545

Selling and administrative expenses	174	182	530	505
Advertising costs	125	123	351	350
Research and development costs	27	27	81	78
Restructuring and asset impairment costs	14	7	16	34
Interest expense	39	46	125	125
Other (income) expense, net	(1)	2	6	-

Earnings before income taxes	233	151	550	453
Income taxes	80	51	183	150

Net earnings	$153	$100	$367	$303

Earnings per share
Basic	$1.09	$0.72	$2.64	$2.16
Diluted	$1.08	$0.71	$2.60	$2.12

Weighted average shares outstanding (in thousands)
Basic	139,213	138,008	138,919	140,179
Diluted	140,724	140,300	140,872	142,413

Dividends declared per share	$0.46	$0.40	$1.38	$1.20

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	3/31/2009	6/30/2008
ASSETS
Current assets
Cash and cash equivalents	$117	$214
Receivables, net	457	505
Inventories, net	406	384
Other current assets	132	146
Total current assets	1,112	1,249
Property, plant and equipment, net	931	960
Goodwill	1,609	1,658
Trademarks, net	555	560
Other intangible assets, net	108	123
Other assets	150	158
Total assets	$4,465	$4,708

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Notes and loans payable	$543	$755
Current maturities of long-term debt	577	-
Accounts payable	333	418
Accrued liabilities	460	440
Income taxes payable	65	48
Total current liabilities	1,978	1,661
Long-term debt	2,141	2,720
Other liabilities	581	600
Deferred income taxes	74	97
Total liabilities	4,774	5,078

Contingencies
Stockholders’ deficit
Common stock: $1.00 par value; 750,000,000 shares authorized;
158,741,461 shares issued at March 31, 2009 and June 30, 2008;
and 139,058,084 and 138,038,052 shares outstanding at
March 31, 2009 and June 30, 2008, respectively	159	159
Additional paid-in capital	560	534
Retained earnings	542	386
Treasury shares, at cost: 19,683,377 and 20,703,409 shares at
March 31, 2009 and June 30, 2008, respectively	(1,211)	(1,270)
Accumulated other comprehensive net losses	(359)	(179)
Stockholders’ deficit	(309)	(370)
Total liabilities and stockholders’ deficit	$4,465	$4,708

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended
	3/31/2009	3/31/2008
Operating activities:
Net earnings	$367	$303
Adjustments to reconcile earnings from operations:
Depreciation and amortization	142	154
Share-based compensation	45	32
Deferred income taxes	(4)	2
Asset impairment costs	-	30
Net loss on disposition of assets	5	3
Other	19	14
Changes in:
Receivables, net	21	43
Inventories, net	(42)	(60)
Other current assets	(20)	15
Accounts payable and accrued liabilities	(101)	(45)
Income taxes payable	(9)	(15)
Net cash provided by operations	423	476

Investing activities:
Capital expenditures	(135)	(103)
Businesses acquired, net of cash acquired	-	(913)
Low-income housing contributions	(1)	(2)
Other	(1)	2
Net cash used for investing activities	(137)	(1,016)

Financing activities:
Notes and loans payable	(211)	885
Long-term debt borrowings, net of issuance costs	-	1,256
Long-term debt repayments	-	(500)
Treasury stock purchases	-	(868)
Cash dividends paid	(193)	(173)
Issuance of common stock for employee stock plans and other	37	30
Net cash (used for) provided by financing activities	(367)	630
Effect of exchange rate changes on cash and cash equivalents	(16)	10
Net (decrease) increase in cash and cash equivalents	(97)	100
Cash and cash equivalents:
Beginning of period	214	182
End of period	$117	$282

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2009 and 2008, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to current period presentation. The results for the interim period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009, or for any future period.

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

NOTE 1. INTERIM FINANCIAL STATEMENTS (Continued)

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. SFAS No. 161 requires disclosures of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The adoption of SFAS No. 161 is more fully described in Note 3.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company already complies with the provisions of this FSP for its annual reporting. This FSP, therefore, will be adopted by the Company beginning in its first quarter of fiscal year 2010.

NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT

In fiscal year 2008, the Company began recognizing charges related to a restructuring plan that involves simplifying its supply chain and other restructuring activities (Supply Chain and Other restructuring plan). In February 2009, the Company expanded its Supply Chain and Other restructuring plan to include additional costs, primarily severance, associated with the Company’s plan to reduce certain staffing levels.

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company is redistributing production from these facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. The Company anticipates the Supply Chain restructuring will be completed in fiscal year 2012. The Other restructuring charges relate primarily to the write-down of certain new venture investments, intangible assets and equipment, the cost of exiting the Company’s private-label food bags business in fiscal year 2008 and the February 2009 decision to expand its restructuring plan to reduce certain staffing levels. As a result of the Supply Chain and Other restructuring plan, a number of positions are being eliminated.

NOTE 2. RESTRUCTURING AND ASSET IMPAIRMENT (Continued)

The following table summarizes, by operating segment, with unallocated amounts set forth in Corporate, the total restructuring and asset impairment costs associated with the Company’s Supply Chain and Other restructuring plan for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended 3/31/09				Nine Months Ended 3/31/09
	North				North
	America	International	Corporate	Total	America	International	Corporate	Total
Cost of products sold	$4	$-	$-	$4	$10	$1	$-	$11
Selling & administrative expenses	-	-	1	1	-	-	1	1
Restructuring:
Severance	1	2	11	14	3	2	11	16
Total costs	$5	$2	$12	$19	$13	$3	$12	$28
Non-cash costs				$1				$6

	Three Months Ended 3/31/08				Nine Months Ended 3/31/08
	North				North
	America	International	Corporate	Total	America	International	Corporate	Total
Cost of products sold	$9	$1	$-	$10	$13	$2	$-	$15
Restructuring & asset impairment:
Severance	1	-	-	1	2	1	1	4
Asset impairment	3	3	-	6	25	5	-	30
Total restructuring & asset
impairment costs	4	3	-	7	27	6	1	34
Total costs	$13	$4	$-	$17	$40	$8	$1	$49
Non-cash costs				$12				$40

Total restructuring payments for the three and nine months ended March 31, 2009, were $0 and $5, respectively, and the total accrued restructuring liability as of March 31, 2009, was $17.

Total costs associated with the Supply Chain and Other restructuring plan since inception were $60 for the North America segment, $12 for the International segment and $15 for Corporate at March 31, 2009.

Including the February 2009 expansion of the Supply Chain and Other restructuring plan, the Company anticipates incurring approximately $35 to $37 of Supply Chain and Other restructuring-related charges in fiscal year 2009, of which approximately $6 are expected to be non-cash related. The Company anticipates that approximately $18 to $19 of the fiscal year 2009 charges will be in the North America segment, including approximately $16 to $18 which are estimated to be recognized as cost of products sold charges (including accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain restructuring), and the remainder will be severance charges. The total anticipated charges related to the Supply Chain and Other restructuring plan for the fiscal years 2010 through 2012 are estimated to be approximately $25 to $30.

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in future periods.

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company is exposed to certain commodity and foreign currency risks relating to its ongoing business operations. The Company uses commodity futures and fixed price swap contracts to fix the price of a portion of its forecasted raw material requirements. Contract maturities, which are generally no longer than 18 months, are matched to the length of the raw material purchase contracts. The Company also enters into certain foreign currency related derivative contracts to manage a portion of the Company’s foreign exchange risk associated with the purchase of inventory. These foreign currency contracts generally have durations no longer than 12 months.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedge, and on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge.

The Company designates as cash flow hedges, commodity forward and future contracts of forecasted purchases for raw materials and foreign currency forward contracts of forecasted purchases of inventory.

For derivative instruments designated and qualifying as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net losses at the reporting date expected to be reclassified into earnings within the next 12 months is $37. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended March 31, 2009, there were no gains or losses on the derivative representing hedge ineffectiveness or hedge components excluded from the assessment of effectiveness.

As of March 31, 2009, the Company had the following outstanding commodity future and fixed price swap contracts that were entered into to hedge forecasted purchases:

Commodity Contracts	Forecasted Purchases (Millions)
Diesel Fuel	27 Gallons
Jet Fuel	11 Gallons
Soybean Oil	60 Pounds

As of March 31, 2009, the Company had outstanding foreign currency forward contracts used to hedge forecasted purchases of inventory of $8 related to one of its subsidiaries in Canada.

As of March 31, 2009, the Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

	Balance Sheet location	Fair value
Assets
Foreign exchange contracts	Other current assets	$1
Commodity purchase contracts	Other current assets	1
		$2
Liabilities
Commodity purchase contracts	Accrued liabilities	$(38)
Commodity purchase contracts	Other liabilities	(1)
		$(39)

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The effects of derivative instruments on OCI and on the statement of earnings for the three months ended March 31, 2009, were as follows:

		Gain or (Loss) reclassified
		from OCI and recognized
Cash flow hedges	Loss recognized in OCI	in earnings
Foreign exchange contracts	$-	$2
Commodity purchase contracts	(5)	(11)
Total	$(5)	$(9)

The gain or (loss) reclassified from OCI and recognized in earnings during the three months ended March 31, 2009, are included in cost of sales.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral if the fair value of the derivative instruments exceed contractually defined counterparty liability position limits. As of March 31, 2009, the Company has posted collateral of $2 for certain derivative instruments positions that have exceeded the contractually defined counterparty liability limits. The collateral posted is included in other current assets.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard and Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of March 31, 2009, the Company and each of its counterparties maintained investment grade ratings with both Standard and Poor’s and Moody’s.

The Company adopted the required portions of SFAS No. 157 on July 1, 2008. SFAS No. 157 applies to all assets and liabilities that are being measured and reported at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s classification is based on the lowest level of input that is significant to the fair value measurement. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the quarter, by level, within the fair value hierarchy at March 31, 2009:

	Total	Level 1	Level 2
Assets
Commodity purchase contracts	$1	$-	$1
Foreign exchange contracts	1	1	-
	$2	$1	$1
Liabilities
Commodity purchase contracts	$(39)	$-	$(39)

Commodity purchase contracts relate to diesel fuel and jet fuel, and are fair valued using market quotations obtained off of the New York Mercantile Exchange.

The foreign exchange contracts are fair valued using foreign exchange rates and forward points quoted by foreign exchange dealers.

NOTE 4. INVENTORIES, NET

Inventories, net consisted of the following at:

	3/31/2009	6/30/2008
Finished goods	$355	$320
Raw materials and packaging	95	94
Work in process	3	4
LIFO allowances	(33)	(21)
Allowance for obsolescence	(14)	(13)
Total	$406	$384

NOTE 5. OTHER LIABILITIES

Other liabilities consisted of the following at:

	3/31/2009	6/30/2008
Venture agreement net terminal obligation	$268	$266
Employee benefit obligations	217	205
Taxes	54	70
Environmental (Note 11)	19	20
Other	23	39
Total	$581	$600

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

	Weighted Average Number of
	Common Shares Outstanding
	Three Months Ended		Nine Months Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Basic	139,213	138,008	138,919	140,179
Stock options, restricted stock awards, performance units and other	1,511	2,292	1,953	2,234
Diluted	140,724	140,300	140,872	142,413

The following table sets forth the securities not included in the calculation of diluted EPS because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Stock options and performance units	7,167	2,763	5,716	1,289

NOTE 6. NET EARNINGS PER SHARE (Continued)

Shares of common stock issued by the Company were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Stock options, restricted stock awards, performance units and other	46	123	1,226	687

During the nine months ended March 31, 2009 and 2008, the Company repurchased $0 and $118 (2.0 million shares), respectively, under its program to offset the impact of share dilution related to share-based awards (the Evergreen Program).

No shares were repurchased under the open-market program during the nine months ended March 31, 2009. In August 2007, the Company entered into an Accelerated Share Repurchase (ASR) agreement with two investment banks in which the Company received 10.9 million shares in August 2007 and 1.1 million shares in January 2008. The average per share amount paid for all shares purchased under the ASR agreement was $62.08 for an aggregate of $750.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ deficit, net of tax. Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Net earnings	$153	$100	$367	$303
Other comprehensive (losses) gains, net of tax:
Foreign currency translation	(9)	16	(129)	40
Net derivative adjustments	2	(2)	(53)	4
Pension and postretirement benefit adjustments	1	1	2	2
Total comprehensive income	$147	$115	$187	$349

The decrease in comprehensive income for the nine months ended March 31, 2009, is primarily due to weakened foreign currencies and decreased fair values of commodity derivative contracts due to falling market prices for commodities.

NOTE 8. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. On February 20, 2009, the State of California enacted legislation that the Company anticipates will reduce its California effective tax rate beginning with the Company’s fiscal year ending June 30, 2012. While the Company’s current income tax expense will not be impacted until the fiscal year ending June 30, 2012, deferred income tax expense was increased by $2 during the three and nine months ended March 31, 2009, from the application of the reduced expected California effective tax rate to existing deferred tax balances.

As of March 31, 2009 and June 30, 2008, the total amount of unrecognized tax benefits was $93 and $103, respectively, of which $85 and $93, respectively, would reduce income tax expense and the effective tax rate if recognized.

The Company continues to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2009 and June 30, 2008, the total balance of accrued interest and penalties related to uncertain tax positions was $19 and $18, respectively. Interest and penalties included in income tax expense were $2 and $1 for the three and nine months ended March 31, 2009, and $1 and $6 for the three and nine months ended March 31, 2008, respectively.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. Certain issues relating to 2003 and 2004 are under review by the IRS Appeals Division. The Company settled the 2005 year with the IRS in the second quarter of fiscal year 2009 and made payments of tax and interest of $2. No tax benefits had previously been recognized for these payments. The Internal Revenue Service (IRS) was examining the Company’s 2006 income tax return as of March 31, 2009. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

In the twelve months succeeding March 31, 2009 and June 30, 2008, audit resolutions could potentially reduce total unrecognized tax benefits by up to $33 and $28, respectively, primarily as a result of cash settlement payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 9. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s Retirement Income Plans:

	Retirement Income Plans for the
	Three Months Ended		Nine Months Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
Components of net periodic benefit cost (income):
Service cost	$1	$3	$7	$9
Interest cost	7	7	22	21
Expected return on plan assets	(7)	(7)	(21)	(21)
Amortization of unrecognized items	1	2	4	5
Total net periodic benefit cost	$2	$5	$12	$14

The net periodic benefit cost for the Company’s Retirement Health Care Plans was $0 and $3 for the three and nine months ended March 31, 2009, respectively, and $1 and $3 for the three and nine months ended March 31, 2008, respectively.

The fair value of the Company’s pension plan assets declined approximately 36% from $316 at June 30, 2008, to $201 at March 31, 2009. The Company continues to monitor the fair value of its pension plan assets. Based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2009. On April 15, 2009, the Company made a $10 discretionary contribution to the pension plan and expects to make a further $20 voluntary contribution during the fourth quarter of fiscal year 2009.

NOTE 10. GUARANTEES

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. As of March 31, 2009, the Company’s aggregate maximum exposure from these agreements is $28 and the Company had not made, nor does it anticipate making, any payments relating to the indemnities.

In addition to the indemnification agreements in effect, the Company entered into an agreement with Henkel KGaA (Henkel) regarding certain tax matters in conjunction with a Share Exchange Agreement. In March, 2009, the statute of limitations expired which prevents the IRS from assessing tax against the Company for the taxable year in which the exchange and related transactions took place. Henkel has also confirmed to the Company that the federal statute of limitations has expired for its taxable year in which the exchange transaction took place, without any IRS adjustments to the tax treatment of the exchange transaction. Since the statutes of limitations for the relevant tax reporting periods have expired for both the Company and Henkel, the Company has no further tax exposure to Henkel under the Agreement.

The Company is a party to letters of credit of $23, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2009.

NOTE 11. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company recorded a liability of $19 and $20 at March 31, 2009 and June 30, 2008, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2009 and June 30, 2008. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three and nine months ended March 31, 2009 and 2008, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

Corporate includes certain nonallocated administrative and restructuring costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other nonoperating income and expense.

NOTE 12. SEGMENT RESULTS (Continued)

The table below presents operating segment information and a reconciliation of the segment information to the Company’s net sales and earnings before income taxes, with amounts that are not allocated to the operating segments shown as Corporate.

	Net Sales
	Three Months Ended		Nine Months Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
North America	$1,142	$1,143	$3,316	$3,169
International	208	210	634	609
Corporate	-	-	-	-
Total Company	$1,350	$1,353	$3,950	$3,778

	Earnings (Losses) Before Income Taxes
	Three Months Ended		Nine Months Ended
	3/31/2009	3/31/2008	3/31/2009	3/31/2008
North America	$367	$296	$969	$839
International	41	32	99	107
Corporate	(175)	(177)	(518)	(493)
Total Company	$233	$151	$550	$453

During the three and nine months ended March 31, 2009, earnings before income taxes included $5 and $13 in the North America segment, respectively, $2 and $3 in the International segment, respectively, and $12 in Corporate, of restructuring and asset impairment costs and incremental cost of products sold charges (Note 2).

During the three and nine months ended March 31, 2008, earnings before income taxes included $13 and $40 in the North America segment, respectively, $4 and $8 in the International segment, respectively, and $0 and $1 in Corporate, respectively, of restructuring and asset impairment costs and incremental cost of products sold charges (Note 2).

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 28% and 27% of consolidated net sales for the three and nine months ended March 31, 2009, and 26% of consolidated net sales for the three and nine months ended March 31, 2008.

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

The Company operates through two operating segments: North America and International. The North America operating segment includes all products marketed in the United States and Canada. The International operating segment includes all products marketed outside the United States and Canada. The Company does not allocate certain administrative and restructuring costs, amortization of trademarks and other intangible assets, interest income, interest expense, foreign exchange gains and losses, and other nonoperating income and expense, to these segments and reflects these unallocated amounts in Corporate.

The Company primarily markets its leading brands in midsized categories with attractive economic and competitive sets. Most of the Company’s products compete with other nationally-advertised brands within each category and with “private-label” brands.

The Company reported net earnings of $153 and $367 and diluted net earnings per share of $1.08 and $2.60 for the three and nine months ended March 31, 2009, respectively. This compares to net earnings of $100 and $303 and diluted net earnings per share of $0.71 and $2.12 for the three and nine months ended March 31, 2008, respectively. Restructuring costs and restructuring related cost of products sold charges were $0.09 and $0.13 per diluted share on an after-tax basis for the three and nine months ended March 31, 2009. This compares to restructuring and asset impairment costs and restructuring related cost of products sold charges of $0.08 and $0.22 per diluted share on an after-tax basis for the three and nine months ended March 31, 2008 (See “Restructuring and asset impairment costs” below for more information).

The Company continues to face a volatile cost and economic environment including commodity costs, primarily resin and agricultural commodities, increased energy-related manufacturing and logistics costs and foreign exchange rate volatility. The Company is addressing these challenges through price increases, on-going cost savings programs, focus on product mix and assortment, innovative product improvements and new products, and advertising and trade promotional spending to support and grow its brands.

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

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three and nine months ended March 31, 2009 (the current periods), to the three and nine months ended March 31, 2008 (the prior periods), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	3/31/2009	3/31/2008	% Change	3/31/2009	3/31/2008
Diluted net earnings per share	$1.08	$0.71	52%
Net sales	$1,350	$1,353	-%	100.0%	100.0%
Gross profit	611	538	14	45.3	39.8
Selling and administrative expenses	174	182	(4)	12.9	13.5
Advertising costs	125	123	2	9.3	9.1
Research and development costs	27	27	-	2.0	2.0

	Nine Months Ended			% of Net Sales
	3/31/2009	3/31/2008	% Change	3/31/2009	3/31/2008
Diluted net earnings per share	$2.60	$2.12	23%
Net sales	$3,950	$3,778	5%	100.0%	100.0%
Gross profit	1,659	1,545	7	42.0	40.9
Selling and administrative expenses	530	505	5	13.4	13.4
Advertising costs	351	350	-	8.9	9.3
Research and development costs	81	78	4	2.1	2.1

Diluted net earnings per share increased by $0.37 and $0.48 in the current periods, respectively, compared to the prior periods primarily due to an increase in net earnings. The increase in net earnings was primarily due to price increases and the benefit of cost savings in both periods and lower interest expense in the current quarter. These increases were partially offset by higher restructuring and asset impairment costs in the current quarter (See “Restructuring and asset impairment costs” section below) and higher manufacturing and logistics costs and a higher effective tax rate for both periods.

Net sales were flat and increased 5% in the current periods, respectively, compared to the prior periods, while volume decreased 3% and was flat, in the current periods, respectively, compared to the prior periods.

Net sales growth outpaced the change in volume in the nine months ended March 31, 2009, primarily due to price increases.

Volume decline in the current quarter was primarily related to the Company’s exit from the private-label food bags business and lower shipments of Glad® trash bags due to the impact of pricing. The volume decline was partially offset by higher shipments of Hidden Valley® salad dressing, Brita® water-filtration products, Clorox 2® stain fighter and color booster and Kingsford® charcoal products.

The absence of change in volume during the nine months ended March 31, 2009, was primarily related to the acquisition of Burt’s Bees Inc. (BBI), the launch of Green Works™ cleaners, laundry and homecare product sales growth in Latin America and increased shipments of Hidden Valley® bottled salad dressing. These volume increases were offset primarily by the Company’s exit from the private-label food bags business and lower shipments of Pine-Sol® cleaner, Clorox® liquid bleach, and Clorox® disinfecting cleaners primarily due to the impact of pricing.

Gross profit increased 550 basis points and 110 basis points as a percentage of net sales for the current periods, respectively, compared to the prior periods. The increases were primarily due to price increases, the benefit of cost savings and moderating commodity costs in the current quarter. These factors were partially offset by higher manufacturing and logistics costs for both periods and unfavorable foreign exchange for the nine months ended March 31, 2009. Additionally, gross margin in the prior periods included a one-time purchase accounting step-up in inventory values related to BBI.

Selling and administrative expenses decreased 4% and increased 5% in the current periods, respectively, compared to the prior periods. The decrease during the three months ended March 31, 2009, was primarily due to lower selling commission costs partially offset by increased selling and administrative spending related to BBI. The increase during the nine months ended March 31, 2009, was primarily due to the acquisition of BBI.

Advertising costs remained relatively consistent in comparison to the prior periods as the Company continues to support its new products and established brands.

Research and development costs remained relatively consistent in comparison to the prior periods as the Company continues to support product innovations.

Restructuring and asset impairment costs in the current and prior periods relate to a restructuring plan for which the Company began recognizing charges in fiscal year 2008. The plan involves simplifying its supply chain and other restructuring activities (Supply Chain and Other restructuring plan). In February 2009, the Company expanded its Supply Chain and Other restructuring plan to include additional costs, primarily severance, associated with the Company’s plan to reduce certain staffing levels.

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company is redistributing production from these facilities between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. The Company anticipates the Supply Chain restructuring will be completed in fiscal year 2012. The Other restructuring charges relate primarily to the write-down of certain new venture investments, intangible assets and equipment, the cost of exiting the Company’s private-label food bags business in fiscal year 2008 and the February 2009 decision to expand its restructuring plan to reduce certain staffing levels. As a result of the Supply Chain and Other restructuring plan, a number of positions are being eliminated.

The following table summarizes, by operating segment, with unallocated amounts set forth in Corporate, the total restructuring and asset impairment costs associated with the Company’s Supply Chain and Other restructuring plan for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended 3/31/09				Nine Months Ended 3/31/09
	North				North
	America	International	Corporate	Total	America	International	Corporate	Total
Cost of products sold	$4	$-	$-	$4	$10	$1	$-	$11
Selling & administrative expenses	-	-	1	1	-	-	1	1
Restructuring:
Severance	1	2	11	14	3	2	11	16
Total costs	$5	$2	$12	$19	$13	$3	$12	$28
Non-cash costs				$1				$6

	Three Months Ended 3/31/08				Nine Months Ended 3/31/08
	North				North
	America	International	Corporate	Total	America	International	Corporate	Total
Cost of products sold	$9	$1	$-	$10	$13	$2	$-	$15
Restructuring and asset impairment:
Severance	1	-	-	1	2	1	1	4
Asset impairment	3	3	-	6	25	5	-	30
Total restructuring & asset
impairment costs	4	3	-	7	27	6	1	34
Total costs	$13	$4	$-	$17	$40	$8	$1	$49
Non-cash costs				$12				$40

Total restructuring payments for the three and nine months ended March 31, 2009, were $0 and $5, respectively, and the total accrued restructuring liability as of March 31, 2009, was $17.

Total costs associated with the Supply Chain and Other restructuring plan since inception were $60 for the North America segment, $12 for the International segment and $15 for Corporate at March 31, 2009.

Including the February 2009 expansion of the Supply Chain and Other restructuring plan, the Company anticipates incurring approximately $35 to $37 of Supply Chain and Other restructuring-related charges in fiscal year 2009, of which approximately $6 are expected to be non-cash related. The Company anticipates that approximately $18 to $19 of the fiscal year 2009 charges will be in the North America segment, including approximately $16 to $18 which are estimated to be recognized as cost of products sold charges (including accelerated depreciation for manufacturing equipment and other costs associated with the Supply Chain restructuring), and the remainder will be severance charges. The total anticipated charges related to the Supply Chain and Other restructuring plan for the fiscal years 2010 through 2012 are estimated to be approximately $25 to $30.

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in future periods.

Interest expense decreased by $7 and $0, respectively, in the current periods. The decrease in the current quarter was primarily due to a decline in average debt balances and a lower weighted average interest rate for total debt.

Other (income) expense, net was $(1) and $6 for the current periods, compared with $2 and $0, respectively, for the prior periods. The change in other (income) expense, net, during the current quarter was primarily due to the favorable impact of foreign exchange rates compared to the prior period, partially offset by decreased interest income. The change in other (income) expense, net, during the nine months ended March 31, 2009, was primarily due to decreased interest income, partially offset by the favorable impact of foreign exchange rates compared to the prior period.

The effective tax rate was 34.3% and 33.3% for the current periods, respectively, as compared to 34.1% and 33.2% for the prior periods, respectively, on an unrounded basis. The higher rate in the current periods was primarily related to the deferred tax impact of a change in California tax law, which partially offset tax benefits related to the domestic manufacturing deduction.

SEGMENT RESULTS

NORTH AMERICA

	Three Months Ended			Nine Months Ended
	3/31/2009	3/31/2008	% Change	3/31/2009	3/31/2008	% Change
Net sales	$1,142	$1,143	-%	$3,316	$3,169	5%
Earnings before income taxes	367	296	24%	969	839	15%

North America reported flat sales, 4% volume decline and 24% increase in earnings before income taxes, for the current quarter as compared to the year-ago quarter. The segment also reported 5% net sales growth, 1% volume decline and 15% increase in earnings before income taxes for the nine months ended March 31, 2009, as compared to the year-ago period.

Net sales growth outpaced the change in volume in both periods primarily due to price increases. These were partially offset by an unfavorable Canadian currency exchange rate.

Volume decline in the current quarter was primarily related to the Company’s exit from the private-label food bags business and lower shipments of Glad® trash bags due to the impact of pricing. The volume decline was partially offset by higher shipments of Hidden Valley® salad dressing, Brita® water-filtration products, Clorox 2® stain fighter and color booster, and Kingsford® charcoal products.

Volume decline during the nine months ended March 31, 2009, was primarily related to the Company’s exit from the private-label food bags business and lower shipments of Pine-Sol® cleaner, Clorox® liquid bleach, Glad® trash bags and Clorox® disinfecting cleaners due to pricing. These volume decreases were partially offset by the acquisition of BBI, the launch of Green Works™, increased shipments of Hidden Valley® bottled salad dressing and Clorox 2® stain fighter & color booster which was relaunched with a concentrated formula, and strong results in Brita®.

The increase in earnings before income taxes in both periods was primarily related to the impact of pricing and cost savings. Also contributing to the increase in earnings before income taxes for the nine months ended March 31, 2009, was lower restructuring and asset impairment charges. These were partially offset by unfavorable commodity, manufacturing and logistic costs in both periods.

INTERNATIONAL

	Three Months Ended			Nine Months Ended
	3/31/2009	3/31/2008	% Change	3/31/2009	3/31/2008	% Change
Net sales	$208	$210	(1)%	$634	$609	4%
Earnings before income taxes	41	32	28%	99	107	(7)%

International reported 1% net sales decline, 2% volume growth and 28% increase in earnings before income taxes for the current quarter as compared to the year-ago quarter. The segment also reported 4% net sales growth, 3% volume growth and 7% decrease in earnings before income taxes for the nine months ended March 31, 2009, as compared to the year-ago period.

Volume growth for both the current periods was primarily related to laundry and homecare products in Latin America. Volume growth outpaced net sales in the current quarter primarily due to unfavorable foreign exchange rates, partially offset by the impact of pricing. Net sales outpaced volume growth in the nine months ended March 31, 2009, primarily due to the impact of pricing, partially offset by the impact of unfavorable foreign exchange rates.

The increase in earnings before income taxes for the current quarter was primarily related to price increases and cost savings, partially offset by the impact of unfavorable foreign exchange. The decrease in earnings before income taxes for the nine months ended March 31, 2009, was primarily related to increased cost of products sold, including unfavorable foreign exchange, unfavorable commodity, manufacturing and logistic costs, and increased advertising expense, partially offset by sales growth.

CORPORATE

	Three Months Ended			Nine Months Ended
	3/31/2009	3/31/2008	% Change	3/31/2009	3/31/2008	% Change
Loss before income taxes	$(175)	$(177)	(1)%	$(518)	$(493)	5%

Losses before income taxes attributable to Corporate decreased by 1% and increased by 5% in the current periods, respectively, as compared to prior periods. The decrease for the current quarter was primarily due to decreases in interest expense and foreign exchange losses, partially offset by restructuring costs. The increase for the nine months ended March 31, 2009, was primarily due to increased professional services costs and restructuring costs.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of March 31, 2009. Net cash provided by operations was $423 for the nine months ended March 31, 2009, compared to $476 for the nine months ended March 31, 2008. The decrease was primarily due to higher tax payments and the timing of interest payments, which were partially offset by higher earnings.

The fair value of the Company’s pension plan assets declined approximately 36% from $316 at June 30, 2008, to $201 at March 31, 2009. The Company continues to monitor the fair value of its pension plan assets. Based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2009. However, on April 15, 2009, the Company made a $10 discretionary contribution to the pension plan and expects to make a further $20 voluntary contribution during the fourth quarter of fiscal year 2009. The Company is considering making an additional voluntary contribution of approximately $30 to $40 during the first half of fiscal year 2010.

Approximately 20% of the Company’s net sales are generated outside of the United States of America. As a result, the Company is exposed to currency exchange rate risks and risks associated with economic or political instability. During the nine months ended March 31, 2009, the Company experienced devaluation of certain foreign currencies versus the U.S. dollar and expects certain foreign currencies to continue to experience devaluation versus the U.S. dollar during the remainder of fiscal year 2009.

Additionally, the Company is exposed to foreign currency risk associated with the possibility that a foreign government may impose currency remittance restrictions. For example, currency restrictions enacted by the Venezuelan government in 2003 have negatively affected margins and cash flow in the Company’s subsidiary in Venezuela due to the inability to obtain foreign currency at the official rate of exchange to pay for imported finished goods. Consequently, the Company has had to meet its foreign currency needs from non-government sources at exchange rates substantially higher than the official rate. The Company expects to incur additional foreign currency transaction losses of approximately $12 to $14 during its fourth quarter of fiscal year 2009.

Working Capital

The Company’s working capital, defined in this context as total current assets net of total current liabilities, decreased $454 from June 30, 2008 to March 31, 2009, principally due to an increase in current maturities of long-term debt of $575 that will be maturing in January 2010 and decreases in cash and cash equivalents which was used to pay down notes and loans payable, and decreases in accounts receivable and other current assets. These were partially offset by decreases in notes and loans payable and accounts payable. The $48 decrease in accounts receivable was primarily related to the seasonality of sales in the Charcoal business. The $85 decrease in accounts payable was primarily related to $30 related to capital projects payments and $30 related to incentive compensation payments.

Investing Activities

Capital expenditures were $135 during the nine months ended March 31, 2009, compared to $103 in the comparable prior year period. Capital spending as a percentage of net sales was 3.4% during the nine months ended March 31, 2009, compared to 2.7% during the nine months ended March 31, 2008. Higher capital spending during the nine months ended March 31, 2009, was primarily related to the Company’s manufacturing network consolidation efforts.

On November 30, 2007, the Company acquired BBI, a leading manufacturer and marketer of natural personal care products, for an aggregate price of $913, excluding $25 that the Company paid for tax benefits associated with the agreement. The Company also incurred $8 of costs in connection with the acquisition of BBI.

Financing Activities

Net cash used for financing activities was $367 for the nine months ended March 31, 2009, compared to net cash provided by financing activities of $630 in the comparable prior year period. Cash provided by financing activities in the prior period was primarily from borrowings to finance the acquisition of BBI and share repurchases, partially offset by the payment of dividends. Cash used for financing activities in the current period was primarily to pay down debt and pay dividends.

At March 31, 2009, the Company had $540 of commercial paper outstanding at a weighted average interest rate of 1.0%. At June 30, 2008, the Company had $748 of commercial paper outstanding at a weighted average interest rate of 2.9%. The credit markets, including the commercial paper markets in the United States of America, experienced significant volatility during the nine months ended March 31, 2009. The Company continues to successfully issue commercial paper. Continuing volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. Notwithstanding these adverse market conditions, the Company believes that current cash balances and cash generated by operations, together with access to external sources of funds as described below, will be sufficient to meet the Company’s operating and capital needs in the foreseeable future.

Credit Arrangements

At March 31, 2009, the Company had a $1,200 revolving credit agreement, with an expiration date of April 2013. On April 2, 2009, the Company amended its revolving credit agreement to remove the participation of Lehman Brothers Bank, FSB. The remaining amount available under the revolving credit agreement is $1,100 under the same terms and conditions. The Company believes that borrowings under the revolving credit facility are now available and will continue to be available for general corporate purposes and to support commercial paper issuances. The $1,100 revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to EBITDA for the trailing 4 quarters (EBITDA ratio), as contractually defined, of 3.25. EBITDA, as defined by the revolving credit agreement, may not be comparable to similarly titled measures used by other entities. The Company’s EBITDA ratio at March 31, 2009, was 2.85.

The following table sets forth the calculation of the EBITDA ratio, as contractually defined, at March 31, 2009:

	Three Months Ended
	6/30/2008	9/30/2008	12/31/2008	3/31/2009	Total
Net earnings	$158	$128	$86	$153	$525
Add back:
Interest expense	43	42	44	39	168
Income tax expense	82	58	45	80	265
Depreciation and amortization	51	47	46	49	193
Non-cash restructuring and asset impairment charges	-	-	-	-	-
Deduct:
Interest income	(2)	(2)	(1)	(1)	(6)
EBITDA	$332	$273	$220	$320	$1,145
Debt at March 31, 2009					$3,261
EBITDA ratio					2.85

The Company is in compliance with all restrictive covenants and limitations as of March 31, 2009. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future.

Subsequent to the April 2, 2009 amendment, the following banks participate in the Company’s revolving credit agreement:

Bank	Committed
JPMorgan Chase Bank, N.A.	$180
Citicorp USA, Inc.	180
Wachovia Bank, National Association*	180
The Bank of Tokyo-Mitsubishi UFJ, Ltd.	150
BNP Paribas	100
William Street LLC**	100
Wells Fargo Bank, N.A.*	75
The Northern Trust Company	50
PNC Bank, National Association	50
Fifth Third Bank	35

Total	$1,100

* Wachovia Bank, National Association and Wells Fargo Bank, N.A. are wholly owned subsidiaries of Wells Fargo & Co.
** William Street LLC is a subsidiary of The Goldman Sachs Group, Inc.

The Company is continuing to monitor changes in the financial markets and assessing the impact of these events on its ability to fully draw under its revolving credit facility, but expects that any drawing under the facility will be fully funded.

In addition, the Company had $44 of foreign working capital credit lines and other facilities at March 31, 2009, of which $26 was available for borrowing.

Share Repurchases

The Company has two share repurchase programs: an open-market purchase program, which had, as of March 31, 2009, a total authorization of $750, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

No shares were repurchased under the open-market program during the nine months ended March 31, 2009. In August 2007, the Company entered into an ASR agreement with two investment banks in which the Company received 10.9 million shares in August 2007 and 1.1 million shares in January 2008. The average per share amount paid for all shares purchased under the ASR agreement was $62.08 for an aggregate of $750.

Share repurchases under the Evergreen Program were zero during the nine months ended March 31, 2009, and $118 (2 million shares) during the nine months ended March 31, 2008.

Valuation of Intangible Assets

In the third quarter of 2009, the Company performed its annual review of intangible assets and no instances of impairment were identified.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has indemnification agreements in effect that specify a maximum possible indemnification exposure. As of March 31, 2009, the Company’s aggregate maximum exposure from these agreements is $28 and the Company had not made, nor does it anticipate making, any payments relating to the indemnities.

In addition to the indemnification agreements in effect, the Company entered into an agreement with Henkel regarding certain tax matters in conjunction with a Share Exchange Agreement. In March, 2009, the statute of limitations expired which prevents the IRS from assessing tax against the Company for the taxable year in which the exchange and related transactions took place. Henkel has also confirmed to the Company that the federal statute of limitations has expired for its taxable year in which the exchange transaction took place, without any IRS adjustments to the tax treatment of the exchange transaction. Since the statutes of limitations for the relevant tax reporting periods have expired for both the Company and Henkel, the Company has no further tax exposure to Henkel under the Agreement.

The Company is a party to letters of credit of $23, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2009.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company recorded a liability of $19 and $20 at March 31, 2009 and June 30, 2008, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2009 and June 30, 2008. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three and nine months ended March 31, 2009 and 2008, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

New Accounting Pronouncements

On July 1, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements , and there was no material impact to the consolidated financial statements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 30, 2010. The adoption of the nondelayed portions of SFAS No. 157 is more fully described in Note 3 to Condensed Consolidated Financial Statements.

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

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133. SFAS No. 161 requires disclosures of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The adoption of SFAS No. 161 is more fully described in Note 3.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company already complies with the provisions of this FSP for its annual reporting. This FSP, therefore, will be adopted by the Company beginning in its first quarter of fiscal year 2010.

Cautionary Statement

This Quarterly Report (this Report), including the exhibits hereto and the information incorporated by reference herein contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed in this Report, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this Report. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to, the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, agricultural commodities and other raw materials; increases in energy costs; unfavorable general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation, and the financial condition of our customers and suppliers; interest rate and foreign currency exchange rate fluctuations; unfavorable political conditions in international markets and risks relating to international operations; consumer and customer reaction to price increases; risks relating to acquisitions, mergers and divestitures; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and operating model changes; the success of the Company’s previously announced Centennial Strategy, the need for any additional restructuring or asset-impairment charges; the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition; customer-specific ordering patterns and trends; competitive actions, changes in the Company’s tax rate; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in sole-supplier relationships; risks related to customer concentration; risks arising out of natural disasters; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks inherent in litigation; the Company’s ability to maintain its business reputation and the reputation of its brands; the impact of the volatility of the debt markets on the Company’s access to funds, including its access to commercial paper and its credit facility; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreement relating to the provision of information technology and related services by a third party; the conversion of any information systems, the success of new products; risks relating to changes in the Company’s capital structure; and the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies. Declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise, could adversely affect the Company’s earnings.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

There have not been any material changes to the Company’s market risk during the three and nine months ended March 31, 2009, except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

PART II – OTHER INFORMATION (Unaudited)

Item 1.A. Risk Factors.

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2009.

	[a]	[b]		[c]	[d]
				Total Number of	Maximum Number (or
				Shares (or Units)	Approximate Dollar
	Total Number of			Purchased as Part of	Value) that May Yet
	Shares (or Units)	Average Price Paid		Publicly Announced	Be Purchased Under the
Period	Purchased(1)	per Share (or Unit)		Plans or Programs	Plans or Programs(2)
January 1 to 31, 2009	108	$55.	56	-	$750,000,000
February 1 to 28, 2009	-	$-		-	$750,000,000
March 1 to 31, 2009	-	$-		-	$750,000,000
____________________

(1)	All shares purchased in January 2009 relate to the surrender to the Company of shares of common stock to satisfy withholding obligations in connection with the vesting of restricted stock granted to employees.

(2)	On May 13, 2008, the board of directors approved a $750,000,000 share repurchase program, all of which remains available for repurchase as of March 31, 2009. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan.

Item 6. Exhibits.

(a) Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 4, 2009	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Controller