Form 10-K
period 2009-06-30
CLOROX CO /DE/
filed 2009-08-25
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-K
________________________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ______ to ______.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐.     No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐.     No  ☑.

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2008 (the last day of the most recently completed second quarter) was approximately $7.7 billion.

As of July 31, 2009, there were 139,346,876 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2009, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

PART I

This Annual Report on Form 10-K (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash outflows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for the year ended June 30, 2009, as updated from time to time in the Company’s SEC filings.

These factors include, but are not limited to:

  unfavorable general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation, and the financial condition of our customers, suppliers and service providers;
  foreign currency exchange rate and interest rate fluctuations;
  unfavorable political conditions in international markets and risks relating to international operations;
  the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, agricultural commodities and other raw materials;
  increases in energy costs;
  the impact of the volatility of the debt markets on the Company’s cost of borrowing and access to funds, including commercial paper and its credit facility;
  risks relating to changes in the Company’s capital structure;
  risks arising from declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise;
  changes in the Company’s tax rate;
  the success of the Company’s strategies, including its previously announced Centennial Strategy;
  risks relating to acquisitions, mergers and divestitures, including the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition;
  the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and operating model changes;
  the need for any unanticipated restructuring or asset-impairment charges;
  the success of new products and the ability of the Company to develop products that delight the consumer;
  consumer and customer reaction to price increases;
  risks related to customer concentration;
  customer-specific ordering patterns and trends;

  competitive actions;
  supply disruptions or any future supply constraints that may affect key commodities or product inputs;
  risks inherent in supplier relationships, including sole-supplier relationships;
  risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine;
  risks related to the conversion of the Company’s information systems, including potential disruptions;
  risks arising out of natural disasters;
  the impact of disease outbreaks, epidemics or pandemics on the Company’s operations;
  risks inherent in litigation;
  risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers;
  the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology and related services by third parties;
  the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies; and
  the Company’s ability to maintain its business reputation and the reputation of its brands.

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

ITEM 1. BUSINESS

Overview of Business

The Company is a leading manufacturer and marketer of consumer products with fiscal year 2009 net sales of $5.5 billion. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. It markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works™ natural cleaners and laundry products, Poett® and Mistolín® cleaning products, Armor All® and STP® auto-care products, Fresh Step® and Scoop Away® cat litter, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® natural personal care products. With approximately 8,300 employees worldwide, the Company manufactures products in more than two dozen countries and markets them in more than 100 countries. The Company was founded in Oakland, Calif., in 1913 and is incorporated in Delaware.

The Company has developed a strategy to guide it through its 100-year anniversary in 2013. The Company’s Centennial Strategy is focused on creating value by investing in new and existing categories, sales channels and countries with profitable growth potential, particularly those categories aligned with global consumer trends in the areas of health and wellness, sustainability, affordability and a more multicultural marketplace. It uses economic profit to drive enhanced performance, portfolio choices and resource allocation. Economic profit represents profit generated over and above the cost of capital used by the business to generate that profit. For information on recent business developments, refer to the information set forth under the caption “Executive Overview - Fiscal Year 2009 Summary” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 1 through 3 of Exhibit 99.1 hereto, incorporated herein by reference.

Financial Information About Operating Segments and Principal Products

Beginning with fiscal year 2009, the Company’s segment reporting has been modified and prior periods were updated to conform to the current year’s presentation of segments. The Company operates through strategic business units which are aggregated into four reportable segments: Cleaning, Lifestyle, Household and International. The four reportable segments consist of the following:

  Cleaning consists of laundry, home-care, professional products and auto-care products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches, under the Clorox® and Clorox 2® brands; home-care products, primarily under the Clorox® , Formula 409®, Liquid-Plumr® , Pine-Sol® , S.O.S® and Tilex® brands; natural cleaning and laundry products under the Green Works™ brand; and auto-care products primarily under the Armor All® and STP® brands.
  Lifestyle consists of food products and water-filtration systems and filters marketed and sold in the United States and all natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley® and K C Masterpiece® brands; water-filtration systems and filters under the Brita® brand; and all natural personal care products under the Burt’s Bees® brand.
  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers, under the Glad® brand; cat litter products, under the Fresh Step®, Scoop Away ® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands
  International consists of products sold outside the United States. These products include home-care, laundry, auto-care, water filtration, charcoal and cat litter products, dressings, plastic bags, wraps and containers, and insecticides, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Armor All®, STP®, Green Works®, Sabra®, Pine-Sol® and Agua Jane® , Ever Clean®, Chux®, Kingsford®, and Hidden Valley® brands.

The Company has three product lines that have accounted for 10% or more of total consolidated net sales during each of the past three fiscal years. In fiscal years 2009, 2008 and 2007, respectively, sales of liquid bleach represented approximately 13%, 14% and 14% of the Company’s total consolidated net sales. In fiscal years 2009, 2008 and 2007, respectively, sales of trash bags represented approximately 12%, 13% and 14% of the Company’s total consolidated net sales. In fiscal years 2009, 2008 and 2007 sales of charcoal represented approximately 10% of the Company’s total consolidated net sales.

Information for the last three fiscal years about the results of each of the Company’s reportable segments and identifiable assets as of the end of the last two fiscal years, reconciled to the consolidated results, are set forth below. Historical segment financial information presented herein has been revised to reflect the new reportable segments.

	Fiscal						Total
(Millions)	Year	Cleaning	Lifestyle	Household	International	Corporate (1)	Company
Net sales	2009	$1,836	$813	$1,726	$1,075	$-	$5,450
	2008	1,817	676	1,698	1,082	-	5,273
	2007	1,781	511	1,636	919	-	4,847

Earnings (losses) from continuing operations before income taxes	2009	410	270	289	140	(298)	811
	2008	360	205	225	177	(274)	693
	2007	392	186	225	170	(230)	743

Identifiable assets	2009	1,043	1,316	724	895	598	4,576
	2008	1,026	1,313	789	958	626	4,712
____________________

(1)	Corporate includes certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expense. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances, and other investments.

Principal Markets and Methods of Distribution

Most of the Company’s products are nationally advertised and sold within the United States to mass merchandisers, warehouse clubs, and dollar, military and other types of retail stores primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. Within the United States, the Company also sells institutional, janitorial, healthcare and food-service versions of many of its products through distributors, as well as natural personal care products through the internet. Outside the United States, the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.

Financial Information about Foreign and Domestic Operations

For detailed financial information about the Company’s foreign and domestic operations, including net sales and long-lived assets by geographic area, see Note 22 – Segment Reporting of the Notes to Consolidated Financial Statements beginning on page 60 of Exhibit 99.1 hereto.

Sources and Availability of Raw Materials

The Company purchases raw material from numerous unaffiliated domestic and international suppliers, some of which are sole suppliers. Interruptions in the delivery of these materials or services could adversely impact the Company. Key raw materials used by the Company include resin, jet fuel, chlor-alkali, corrugate, agricultural commodities and other raw materials. Sufficient raw materials were available during fiscal year 2009 and costs for materials continue to be volatile. The Company experienced significant commodity cost pressures, particularly in the first half of fiscal year 2009, and experienced some decline in commodity costs during the second half of the fiscal year. The Company generally utilizes supply and forward-purchase contracts to help ensure availability and help manage the volatility of the pricing of raw materials needed in its operations. However, the Company is nonetheless highly exposed to changes in the price of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 17 of Exhibit 99.1 hereto and “Risk Factors – Price increases in raw materials, energy, transportation and other necessary supplies or services could harm the Company’s profits” in Item 1.A.

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

Seasonality

Most sales of the Company’s charcoal products occur in the first six months of each calendar year. A moderate seasonality trend also occurs in the net sales of the Company’s Burt’s Bees® natural personal care products, with slightly more than half of the annual net sales occurring during the months of October through March. Operating cash flow is used to build inventories of those products in the off-season.

Customers and Order Backlog

In each of fiscal years 2009, 2008 and 2007 net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its domestic and international affiliates, were 27%, 26% and 26%, respectively, of the Company’s total consolidated net sales. Order backlog is not a significant factor in the Company’s business.

Competition

The markets for consumer products are highly competitive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands and “generic” nonbranded products in certain categories. Competition is encountered from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. Depending on the product, the Company’s products compete on product performance, brand recognition, price, value or other benefits to consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it normally requires continued advertising and promotional support and ongoing product improvement to maintain its relative market position.

Research and Development

The Company conducts research and development primarily at its Technical Center in Pleasanton, Calif. and also conducts research and development activities in Kennesaw, Ga.; Cincinnati, Oh; Willowbrook, Ill.; and Buenos Aires, Argentina. The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $114 million, $111 million and $108 million in fiscal years 2009, 2008 and 2007, respectively, on direct research activities relating to the development of new products or the maintenance and improvement of existing products. In addition, the Company also obtains technologies for use in its products from third parties. Royalties relating to such technologies are reflected in the Company’s cost of sales. For further information regarding the Company’s research and development costs, see “Research and development costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 6 of Exhibit 99.1 hereto.

Environmental Matters

For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liability risks” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.

Number of Persons Employed

At June 30, 2009, the Company employed approximately 8,300 people.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s Internet Web site, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at www.thecloroxcompany.com under Investors/Financial Information/SEC Filings. Information relating to corporate governance at Clorox, including the Company’s Code of Conduct, Board of Directors Governance Guidelines and Board Committee charters, including charters for the Management Development and Compensation Committee, the Audit Committee, the Finance Committee and the Nominating and Governance Committee, is available at www.thecloroxcompany.com under Company Information/Corporate Governance. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company’s Internet Web site is not included as a part of, or incorporated by reference into, this Report.

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
  the impact of currency fluctuations;
  significant increases in the costs of energy and transportation, including the cost of diesel, or of key raw materials, including but not limited to resin, chlor-alkali, corrugate, agricultural commodities and other raw materials;
  the availability and cost of debt financing;
  changes to cash flow resulting from the Company’s operating results, tax settlement payments, debt repayments and share repurchases;

  fluctuations in federal, state, local and foreign taxes;
  the ability of the Company to successfully execute its strategies, including its Centennial Strategy;
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
  consumer and customer reaction to price increases;
  changes in product pricing by the Company or its competitors;
  the impact of customer inventory reductions or shelf simplification initiatives;
  the mix of products sold within different channels and countries with varying profitability in a given quarter;
  the ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;
  the ability to attract and retain qualified personnel;
  charges resulting from any restructuring that management may, from time to time, choose to undertake;
  the impact of changing accounting principles and standards;
  expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;
  the effectiveness of the Company’s advertising, marketing and promotional programs;
  the Company’s ability to control internal costs and generate expected cost savings and efficiencies;
  the ability of the Company to achieve its business plans, including volume growth and pricing plans, as a result of high levels of competitive activity;
  the ability of the Company to penetrate and grow international markets;
  the ability of the Company to maintain key retail customer relationships;
  the impact of potential emerging technologies on the Company’s existing product lines, including any potential future obsolescence;
  significant increases in interest rates, insurance costs, or in pension, healthcare or other employee benefit costs;
  the ability to attract and retain qualified personnel;
  the impact of changes in the market value of investments, including those investments held in the Company’s pension plan, and any resulting funding requirements;
  the ability of the Company to successfully manage regulatory, tax and legal matters, including the resolution of pending matters within current estimates;
  the impact of any litigation or product liability claims;
  the impact of environmental remediation costs, including those for which the Company is jointly and severally liable;
  the ability of the Company to maintain the value and reputation of its brands;
  the ability of the Company to maintain key retail customer relationships;
  the effectiveness of the Company’s advertising, marketing and promotional programs;
  the ability of the Company to maintain and enhance profits in the face of a consolidating retail environment;
  the ability of the Company to penetrate and grow international markets; and
  the impact of foreign import and export restrictions or other trade regulations.

In addition, sales volume growth, whether due to acquisitions or to internal growth, can burden management resources and financial controls that, in turn, can have a negative impact on operating results and net earnings. To some extent, the Company sets its expense levels in anticipation of future revenues. If actual revenue falls short of these expectations, operating results and net earnings are likely to be adversely affected.

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

The Company’s products generally compete on the basis of product performance, brand recognition, price, value or other benefits to consumers. Advertising, promotion, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position.

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

Unfavorable general economic conditions and financial market volatility may negatively impact the Company’s financial performance and liquidity.

Although the Company continues to devote significant resources to support its brands, unfavorable economic conditions may negatively affect consumer demand for the Company’s products. Consumers may reduce discretionary spending due to economic uncertainty or unfavorable economic conditions and this may lead to reduced sales volumes or cause a shift in the Company’s product mix from higher margin to lower margin products. Consumers may increase purchases of lower-priced or non-branded products and the Company’s competitors may increase levels of promotional activity for lower-priced products as they seek to maintain sales volumes during the downturn.

In addition, global financial markets have experienced unprecedented disruptions during fiscal year 2009 and continuing volatility could harm the Company’s business. Although the Company currently generates significant cash flows from ongoing operations and has access to global credit markets through its financing activities and existing credit facilities, if the current credit conditions were to worsen, the Company might not be able to access credit markets on favorable terms, which could adversely affect the Company’s ability to borrow. Financial market volatility and unfavorable economic conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. In addition, the decline in the equity markets and the valuation of other assets precipitated by the credit crisis and financial system disruptions has affected the value of the Company’s pension plan assets. The lower pension plan asset base has negatively affected the return on plan assets, increased the Company’s pension expense and required additional pension funding. If current market conditions worsen or continue for a prolonged period of time, it could have an additional negative impact on future pension expense and cash flow.

Sales growth may be difficult to achieve.

A large percentage of the Company’s revenues comes from mature markets that are subject to increased competition. During fiscal year 2009, approximately 80% of the Company’s net sales were generated in U.S. markets. U.S. markets for household products are considered mature and are generally characterized by high household penetration. The Company’s ability to achieve sales growth will depend on its ability to drive growth through innovation, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. In addition, price increases may slow sales growth or create declines in sales in the short term as consumers adjust to price increases. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that grow its product categories, and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives.

Operations outside the United States expose the Company to foreign exchange rate risk, uncertain conditions and other risks in international markets.

The Company is exposed to foreign currency exchange rate risk with respect to its sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, these hedges only offset a small portion of the Company’s exposure to foreign currency fluctuations and its reported earnings may be affected by changes in foreign exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

In addition to foreign exchange rate risks, the Company faces and will continue to face substantial risks associated with having foreign operations, including:

  economic or political instability in its international markets, particularly in Latin America;
  difficulty in obtaining U.S. dollars to pay for the raw materials needed to manufacture the Company’s products, particularly in Venezuela;
  restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations; and
  the imposition of tariffs, trade restrictions or other governmental actions.

These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

Also, the Company’s operations outside the United States are subject to risks relating to compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors, and potentially adverse tax consequences.

The Company may not successfully develop and introduce new products and line extensions.

The Company’s future performance and growth depends on its ability to successfully develop and introduce new products and line extensions. The Company cannot be certain that it will successfully achieve those goals. The development and introduction of new products requires substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. New product development and marketing efforts, including entering markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market, the failure of new products and line extensions to achieve anticipated levels of market acceptance, and the cost of failed product introductions.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of the Company’s net sales. The Company’s largest customer, Wal-Mart Stores, Inc. and its domestic and international affiliated companies, accounted for approximately 27%, 26% and 26% of the Company’s net sales during fiscal years 2009, 2008 and 2007. During fiscal years 2009, 2008, and 2007, the Company’s five largest customers accounted for 43%, 42% and 42%, respectively, of its total consolidated net sales. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including shelf simplification or a reduction in the number of brands they carry or a shift of shelf space to “private-label” or competitors’ products, may harm the Company’s sales.

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

The Company’s financial results could suffer if the Company is unable to implement its strategies or if the Company’s strategies do not achieve the intended effects.

There is no assurance that the Company will be able to implement its strategies, including its Centennial Strategy, or will achieve its intended growth targets. If the Company is unable to implement its strategies in accordance with its expectations, the Company’s financial results could be adversely affected. Moreover, the Company cannot be certain that implementation of its strategies will necessarily advance the Company’s business or financial results.

Profitability could suffer if the Company is unable to generate anticipated savings and efficiencies, including through its supply chain restructuring and operating model changes.

The Company’s success and profitability depend on efficient manufacture and production of products. Beginning in fiscal year 2008, the Company began a supply chain restructuring involving closing certain domestic and international manufacturing facilities and redistributing production between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. Gaining additional efficiencies may become increasingly difficult over time and any failure to successfully execute such changes may result in supply chain interruption, which may negatively impact product volume and margins. In addition, one of the Company’s key strategies is to reduce waste, lower costs and increase productivity. The Company sets aggressive annual cost savings targets in support of this strategy. Failure to reduce costs through productivity gains and operating model efficiencies could adversely affect profitability.

Price increases in raw materials, energy, transportation and other necessary supplies or services could harm the Company’s profits.

Increases in the cost of raw materials, including resin, chlor-alkali, linerboard, soybean oil, solvent, natural oils, corrugate and other chemicals and agricultural commodities, or increases in the cost of energy, transportation and other necessary services, including the cost of diesel, may harm the Company’s profits and operating results. If price increases for any of the primary raw materials or other necessary supplies or services occur and the Company is not able to increase the prices of its products or achieve cost savings to offset such price increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in the cost of commodities, and the commodity costs decline, the Company may not be able to sustain its price increases over time. Sustained price increases may lead to declines in volume, and while the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases.

For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 17 of Exhibit 99.1 hereto, incorporated herein by reference.

Reliance on a limited base of suppliers may result in disruption to the Company’s business.

The Company relies on a limited number of suppliers, including sole suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. If the Company is unable to maintain supplier arrangements and relationships, or if it is unable to contract with suppliers at the quantity and quality levels needed for its business, or if any of the Company’s key suppliers becomes insolvent or experiences other financial distress, the Company could experience disruptions in production and its financial results could be adversely affected.

Acquisitions and new venture investments may not be successful.

In connection with the Company’s Centennial Strategy, the Company may seek to increase growth through acquisitions. Not only is the identification of good acquisition candidates difficult and competitive, but these transactions also involve numerous risks, including the ability to:

  successfully integrate acquired companies, products or personnel into the Company’s existing business;
  achieve expected synergies and obtain the desired financial or strategic benefits from acquisitions;
  retain key relationships with employees, customers, partners and suppliers of acquired companies; and
  maintain uniform standards, controls, procedures and policies throughout acquired companies.

Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, the increase in amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect the Company’s results of operations and financial condition. Future acquisitions of foreign companies would increase the Company’s exposure to foreign exchange risks. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record additional write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results.

In November 2007, the Company acquired Burt’s Bees Inc., a leading manufacturer and marketer of natural personal care products, for an aggregate purchase price of $913 million (excluding $25 million of associated tax benefits). There is no assurance that the Company will be able to achieve the sales and profit growth or increased distribution in the Burt’s Bees business that management has projected.

Additional government regulations could impose material costs.

Generally, the manufacture, packaging, labeling, storage, distribution and advertising of the Company’s products and the conduct of its business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the United States, many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission and the Company’s product claims and advertising are regulated by the Federal Trade Commission. In addition, security at certain of our facilities is regulated by the Department of Homeland Security. Most states have agencies that regulate in parallel to these federal agencies. In addition, the Company’s international operations are subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. If the Company is found to be out of compliance with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results, particularly with respect to its charcoal business. It is possible that the federal government will increase regulation of the transportation, storage or use of certain chemicals to enhance homeland security or protect the environment and that such regulation could negatively impact the Company’s ability to obtain raw material or increase costs. In addition, pending legislative initiatives, such as in the areas of healthcare reform, taxation of foreign profits and corporate governance and executive compensation, could also increase the Company's costs.

Product liability claims could adversely affect the Company’s sales and operating results.

The Company may be required to pay for losses or injuries purportedly caused by its products. Claims could be based on allegations that, among other things, the Company’s products contain contaminants or provide inadequate instructions regarding their use, or inadequate warnings concerning interactions with other substances or damage property. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. In addition, if one of the Company’s products is found to be defective, the Company could be required to recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or certain product liability claims may be excluded under the terms of the policy.

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

At June 30, 2009, the Company had a recorded liability of $19 million for its future remediation costs. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as it and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

Failure to maximize, successfully assert or successfully defend the Company’s intellectual property rights could impact its competitiveness.

The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands, its products, and the packaging for those products. The Company cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights, or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure to perfect or successfully assert its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, operating results and financial condition.

If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, its competitiveness could be negatively impacted.

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and the obligation to pay a substantial amount for past infringement. In some instances, the Company may not be able to obtain the intellectual property rights necessary to support new product introductions or on-going sales. It could also be necessary to pay a substantial amount in the future for rights if holders are willing to permit the Company to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, operating results and financial condition.

The Company’s substantial indebtedness could adversely affect its operations and financial results and prevent the Company from fulfilling its obligations.

The Company has a significant amount of indebtedness. As of June 30, 2009, the Company had $3.1 billion of debt. The Company’s substantial indebtedness could have important consequences. For example, it could:

  make it more difficult for the Company to satisfy its cash obligations;
  increase the Company’s vulnerability to general adverse economic and industry conditions;
  limit the Company’s ability to fund potential acquisitions;
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

The Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes, subject to compliance with the Company’s existing restrictive debt covenants. As of June 30, 2009, the Company could add approximately $600 million in incremental debt and remain in compliance with restrictive debt covenants. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to possible additional downgrades in the Company’s credit rating.

The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations at the facilities of the Company and its suppliers are subject to disruption for a variety of reasons, including work stoppages, disease outbreaks or pandemics, acts of war, terrorism, , fire, earthquakes, flooding or other natural disasters. In addition, the Company’s corporate headquarters and Technical Center are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations.

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

Harm to the Company’s reputation or the reputation of one or more of its leading brands could have an adverse effect on the business.

Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve the Company’s reputation and the reputation of its brands. These programs include ethics and compliance, sustainability, and product safety and quality initiatives, among others. Despite these efforts, adverse publicity about the Company, including product safety or quality or similar concerns, whether real or perceived, could harm the Company’s image and result in an adverse effect on its business, as well as require resources to rebuild its reputation.

Resolutions of tax disputes may impact the Company’s earnings and cash flow.

Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. On July 1, 2007, the Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by FIN 48. Changes to uncertain tax positions, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 20 - Income Taxes of the Notes to Consolidated Financial Statements beginning on page 53 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Production and Distribution Facilities

The Company owns or leases and operates 23 manufacturing facilities in North America and owns and operates 17 manufacturing facilities outside North America. The Company also leases seven regional distribution centers in North America and several other warehouse facilities. Management believes the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have generally been well maintained. The Company has announced a supply chain restructuring that it expects to complete by fiscal year 2012, which involves closing certain domestic and international manufacturing facilities. For additional information, see “Restructuring and asset impairment costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 8 of Exhibit 99.1 hereto, incorporated herein by reference.

Offices and Research and Development Facilities

The Company owns its general office building located in Oakland, Calif., its Technical Center and Data Center located in Pleasanton, Calif. and its research and development facility at its plant in Buenos Aires, Argentina. The Company also leases certain research and development centers and engineering research facilities in Willowbrook, Ill., and Kennesaw, Ga. Leased sales and other facilities are located at a number of other locations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, year first elected an executive officer and current titles of each of the executive officers of the Company as of July 31, 2009, are set forth below:

		Year First
		Elected
		Executive
Name	Age	Officer	Title
Donald R. Knauss	58	2006	Chairman of the Board and Chief Executive Officer
Lawrence S. Peiros	54	1999	Executive Vice President and Chief Operating Officer – North America
Daniel J. Heinrich	53	2003	Executive Vice President – Chief Financial Officer
Frank A. Tataseo	54	2004	Executive Vice President – Strategy & Growth, Bags & Wraps and Away from Home
M. Beth Springer	45	2005	Executive Vice President – International & Natural Personal Care
Jacqueline P. Kane	57	2004	Senior Vice President – Human Resources & Corporate Affairs
Laura Stein	47	2005	Senior Vice President – General Counsel
Thomas P. Britanik	51	2009	Senior Vice President – Chief Marketing Officer
Wayne L. Delker	55	2009	Senior Vice President – Chief Innovation Officer
Benno Dorer	45	2009	Senior Vice President – General Manager, Cleaning Division
James Foster	47	2009	Senior Vice President – Chief Product Supply Officer
Grant J. LaMontagne	53	2009	Senior Vice President – Chief Customer Officer
George Roeth	48	2009	Senior Vice President – General Manager, Specialty Division

There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information regarding the Company’s executive officers.

Donald R. Knauss was elected chairman and chief executive officer of the Company in October 2006. He was executive vice president of The Coca-Cola Company and president and chief operating officer for Coca-Cola North America from February 2004 until August 2006. Previously, he was president of the Retail Division of Coca-Cola North America from January 2003 through February 2004.

Lawrence S. Peiros was elected executive vice president and chief operating officer – North America effective January 2007. From January 1999 through January 2007, he served as group vice president – household.

Daniel J. Heinrich was elected executive vice president – chief financial officer effective June 2009. From July 2004 until June 2009, he served as senior vice president – chief financial officer. From October 2003 to June 2004, he served as vice president – chief financial officer.

Frank A. Tataseo was elected executive vice president – strategy & growth, bags & wraps and away from home effective January 2009. From January 2007 to November 2008, he served as executive vice president - functional operations. From July 2004 through January 2007, he served as group vice president – functional operations. He served as senior vice president – sales from September 1999 through June 2004.

M. Beth Springer was elected executive vice president - international and natural personal care effective January 2009. She served as executive vice president – strategy & growth from January 2007 until January 2009. From January 2005 through January 2007, she served as group vice president – specialty. She served as vice president, general manager of Glad Products from October 2002 through December 2004.

Jacqueline P. Kane was elected senior vice president – human resources & corporate affairs effective January 2005. She joined the Company as vice president – human resources in March 2004 and was elected senior vice president – human resources in July 2004. From September 2000 to February 2004, she was employed by Hewlett-Packard Company, most recently as vice president of executive leadership and human resources for corporate functions.

Laura Stein was elected senior vice president – general counsel effective January 2005. She also served as secretary from September 2005 through May 2007. From January 2000 through January 2005, she was senior vice president – general counsel for H.J. Heinz Company.

Thomas P. Britanik was elected senior vice president – chief marketing officer effective June 2009. He previously held the position of vice president – marketing from February 2008 to May 2009. From July 2005 through January 2008, he served as vice president – general manager, U.S. auto-care and Brita®. He held vice president positions in the customer capability development and marketing, litter, food & charcoal business units prior to July 2005.

Wayne Delker was elected senior vice president – chief innovation officer effective June 2009. He joined the Company in August 1999 as vice president – global research & development and served in that position through May 2009.

Benno Dorer was elected senior vice president – general manager, cleaning division effective June 2009. From October 2007 to May 2009, he held the title of vice president – general manager, cleaning division. He previously held the position of vice president – general manager, household division from March 2007 to October 2007. He joined the Company in January 2005 as vice president – general manager, Glad® Products and served in that position through March 2007. From January 2003 through January 2005, he was vice president – marketing, Glad® joint venture for Procter & Gamble.

James Foster was elected senior vice president – chief product supply officer effective June 2009. From April 2009 to May 2009, he served as vice president – product supply. From October 2007 through April 2009, he served as vice president – manufacturing. He held the position of vice president – product supply, specialty products groups from July 2004 through September 2007. From August 2002 through March 2004, he held the position of director, manufacturing – charcoal and litter.

Grant J. LaMontagne was elected senior vice president – chief customer officer effective June 2009. From July 2004 to May 2009 he served as vice president – sales. He held the position of vice president – specialty sales, from July 1994 to July 2004.

George Roeth was elected senior vice president – general manager, specialty division effective June 2009. He held the title of vice president – general manager, specialty division from February 2007 through May 2009. From April 2004 through February 2007, he served as vice president – general manager, litter, food & charcoal. He served as vice president – growth and marketing from July 2003 through April 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the New York Stock Exchange. The high and low sales prices quoted for the New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in Note 24 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 63 of Exhibit 99.1 hereto, incorporated herein by reference.

Holders

The number of record holders of the Company’s common stock as of July 31, 2009, was 12,627 based on information provided by the Company’s transfer agent.

Dividends

The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 24 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 63 of Exhibit 99.1 hereto, incorporated herein by reference.

Equity Compensation Plan Information

This information appears in Part III, Item 12 hereof.

Issuer Purchases of Equity Securities

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2009.

				[d]
			[c]	Maximum Number (or
			Total Number of	Approximate Dollar
	[a]		Shares (or Units)	Value) of Shares (or
	Total Number of	[b]	Purchased as Part of	Units that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)
April 1 to 30, 2009	436	$55.18	—	$750,000,000

May 1 to 31, 2009	1,788	$51.40	—	$750,000,000

June 1 to 30, 2009	3,790	$56.39	—	$750,000,000
____________________

(1)	The shares purchased in April, May and June 2009 relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and the exercise of stock options.
(2)	On May 13, 2008, the board of directors approved a new $750,000,000 share repurchase program, all of which remains available for repurchase as of June 30, 2009. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

ITEM 6. SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary,” on page 67 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 1 through 23 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 16 through 17 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 24 through 63 of Exhibit 99.1 hereto, incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page 64 of Exhibit 99.1 hereto, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, and has expressed an unqualified opinion in their report, which appears on page 65 of Exhibit 99.1 hereto.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions, director independence and securities authorized for issuance under equity compensation plans, set forth in the Proxy Statement, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included in Exhibit 99.1 hereto, incorporated herein by reference:

Consolidated Statements of Earnings for the years ended June 30, 2009, 2008 and 2007

Consolidated Balance Sheets as of June 30, 2009 and 2008

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended June 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2 hereto, incorporated herein by reference

(b)	Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1999, incorporated herein by reference).

3.2	Bylaws (amended and restated) of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K filed September 24, 2007, incorporated herein by reference).

4.1	Indenture dated as of December 3, 2004, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.2	Exchange and Registration Agreement dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on December 3, 2004, incorporated herein by reference).

4.3	Cross-reference table for Indenture dated as of December 3, 2004, (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005).

10.1*	1993 Directors’ Stock Option Plan dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004 (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.2*	Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004, (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.3*	The Clorox Company Independent Directors’ Stock-Based Compensation Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003 (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference).

10.4*	The Clorox Company Independent Directors’ Deferred Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.55 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.5*	Form of Officer Employment Agreement (filed as Exhibit 10(viii) to the Annual Report of Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.6*	Form of Amendment No. 1 to Employment Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.7*	Form of Amendment No. 2 to Employment Agreement (filed as Exhibit 10.1 to the Report on Form 8-K, filed May 22, 2006, incorporated herein by reference).

10.8*	Form of Officer Employment Agreement, amended and restated as of February 7, 2008 (filed as Exhibit 10.60 to the Quarterly Report of Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.9*	Non-Qualified Deferred Compensation Plan adopted as of January 1, 1996, and amended and restated as of July 20, 2004 (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.10*	The Clorox Company 1996 Stock Incentive Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 28, 2001, amended and restated as of September 15, 2004 (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.11*	Form of Option Award under the Company’s 1996 Stock Incentive Plan amended and restated as of September 15, 2004 (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.12*	The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of February 7, 2008 (filed as Exhibit 10.54 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.13*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.53 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.14*	Amendment Number One to The Clorox Company 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, incorporated herein by reference).

10.15*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.16*	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.17*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, incorporated herein by reference).

10.18*	The Clorox Company 2005 Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2008 (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended June 30, 2008, incorporated herein by reference).

10.19*	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan, as restated effective October 2, 2006, as revised December 19, 2008 (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, incorporated herein by reference).

10.20*	Form of Change in Control Agreement, amended and restated as of February 7, 2008 (filed as Exhibit 10.59 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.21*	The Clorox Company Interim Executive Officer Deferred Compensation Plan (filed as Exhibit 10.1 to the Report on Form 8-K, filed May 4, 2006, incorporated herein by reference).

10.22*	Form of Employment Offer Letter for Executive Committee Members (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 2005, incorporated herein by reference).

10.23*	Schedule of Non-Management Director Compensation (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 25, 2006, incorporated herein by reference).

10.24*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.25*	Employment Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.57 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.26*	Change in Control Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.27	Share Exchange Agreement dated as of October 6, 2004, by and among the Company, Henkel KGaA and HC Investments, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.28	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Banc of America Securities LLC, as Dealer (filed as Exhibit 10.1 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.29	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Citicorp Global Markets Inc., as Dealer (filed as Exhibit 10.2 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.30	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and Goldman, Sachs & Co., as Dealer (filed as Exhibit 10.3 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.31	Commercial Paper Dealer Agreement between The Clorox Company, as Issuer, and J.P. Morgan Securities Inc., as Dealer (filed as Exhibit 10.4 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.32	Issuing and Paying Agency Agreement by and between The Clorox Company and J.P. Morgan Trust Company, National Association (filed as Exhibit 10.5 to the Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.33	Purchase Agreement dated November 30, 2004, relating to the Floating Rate Senior Notes due December 2007, 4.20% Senior Notes due January 2010 and 5.00% Senior Notes due January 2015 (filed as Exhibit 10.1 to the Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

10.34	Credit Agreement, dated as of April 16, 2008 among The Clorox Company, the banks listed therein, JPMorgan Chase Bank, N.A., Citicorp USA, Inc. and Wachovia Bank, N.A. as Administrative Agents, Citicorp USA, Inc. as Servicing Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas as Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 22, 2008, incorporated herein by reference).

10.35	Amendment No. 1 to Credit Agreement, dated as of April 2, 2009 among The Clorox Company, the banks listed therein, Citicorp USA, Inc., JPMorgan Chase Bank, N.A., Wachovia Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Lehman Brothers Bank, FSB, William Street LLC, Wells Fargo Bank, N.A., PNC Bank, N.A., The Northern Trust Company and Fifth Third Bank.

10.36	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and Citibank, N.A. (filed as Exhibit 10.49 to the Quarterly Report for the period ending September 30, 2007, incorporated herein by reference).

10.37	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and J.P. Morgan Securities Inc. (filed as Exhibit 10.50 to the Quarterly Report for the period ending September 30, 2007, incorporated herein by reference).

10.38	Form of Escrow Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2007, incorporated herein by reference).

10.39	Form of Principal Stockholder Consent (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on November 5, 2007, incorporated herein by reference).

10.40(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

10.41	Agreement and Plan of Merger among the Company, Burt’s Bees, Inc., Buzz Acquisition Corp., and BBI Holdings LP, dated as of October 30, 2007 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on November 5, 2007, incorporated herein by reference).

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.
____________________

(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 25, 2009	By:	/s/ D. R. Knauss
D. R. Knauss
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Boggan, Jr.	Director	August 25, 2009
D. Boggan, Jr.

/s/ R. Carmona	Director	August 25, 2009
R. Carmona

/s/ T. M. Friedman	Director	August 25, 2009
T. M. Friedman

/s/ G. J. Harad	Director	August 25, 2009
G. J. Harad

/s/ D. R. Knauss	Chairman and Chief Executive Officer	August 25, 2009
D. R. Knauss	(Principal Executive Officer)

/s/ R. W. Matschullat	Director	August 25, 2009
R. W. Matschullat

/s/ G. G. Michael	Director	August 25, 2009
G. G. Michael

Signature	Title	Date
/s/ E. A. Mueller	Director	August 25, 2009
E. A. Mueller

/s/ J. L. Murley	Director	August 25, 2009
J. L. Murley

/s/ P. Thomas-Graham	Director	August 25, 2009
P. Thomas-Graham

/s/ C. M. Ticknor	Director	August 25, 2009
C. M. Ticknor

/s/ D. J. Heinrich	Executive Vice President — Chief Financial Officer	August 25, 2009
D. J. Heinrich	(Principal Financial Officer)

/s/ T. D. Johnson	Vice President — Controller	August 25, 2009
T. D. Johnson	(Principal Accounting Officer)

INDEX OF EXHIBITS

10.35	Amendment No. 1 to Credit Agreement, dated as of April 2, 2009 among The Clorox Company, the banks listed therein, Citicorp USA, Inc., JPMorgan Chase Bank, N.A., Wachovia Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Lehman Brothers Bank, FSB, William Street LLC, Wells Fargo Bank, N.A., PNC Bank, N.A., The Northern Trust Company and Fifth Third Bank.

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.