Form 10-Q
period 2009-09-30
CLOROX CO /DE/
filed 2009-11-03
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.
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
______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☑	Accelerated filer	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No ☑

As of September 30, 2009, there were 139,808,056 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended
	9/30/2009	9/30/2008
Net sales	$1,372	$1,384
Cost of products sold	753	822
Gross profit	619	562

Selling and administrative expenses	175	184
Advertising costs	127	119
Research and development costs	27	27
Restructuring costs	2	1
Interest expense	36	42
Other expense, net	8	3
Earnings before income taxes	244	186
Income taxes	87	58

Net earnings	$157	$128

Earnings per share
Basic	$1.12	$0.91
Diluted	$1.11	$0.90

Weighted average shares outstanding (in thousands)
Basic	139,743	138,457
Diluted	140,861	139,860
Dividend declared per share	$0.50	$0.46

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	9/30/2009	6/30/2009
ASSETS
Current assets
Cash and cash equivalents	$237	$206
Receivables, net	458	486
Inventories, net	392	366
Other current assets	114	122
Total current assets	1,201	1,180
Property, plant and equipment, net	947	955
Goodwill	1,640	1,630
Trademarks, net	558	557
Other intangible assets, net	101	105
Other assets	151	149
Total assets	$4,598	$4,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes and loans payable	$457	$421
Current maturities of long-term debt	575	577
Accounts payable	330	381
Accrued liabilities	405	472
Income taxes payable	99	86
Total current liabilities	1,866	1,937
Long-term debt	2,137	2,151
Other liabilities	617	640
Deferred income taxes	25	23
Total liabilities	4,645	4,751

Contingencies
Stockholders’ deficit
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at September 30, 2009 and June 30, 2009; and 139,808,056 and 139,157,976
shares outstanding at September 30, 2009 and June 30, 2009, respectively	159	159
Additional paid-in capital	564	579
Retained earnings	720	640
Treasury shares, at cost: 18,933,405 and 19,583,485 shares at September 30, 2009 and
June 30, 2009, respectively	(1,169)	(1,206)
Accumulated other comprehensive net losses	(321)	(347)
Stockholders’ deficit	(47)	(175)
Total liabilities and stockholders’ deficit	$4,598	$4,576

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Three Months Ended
	9/30/2009	9/30/2008
Operating activities:
Net earnings	$157	$128
Adjustments to reconcile earnings from operations:
Depreciation and amortization	48	47
Share-based compensation	13	12
Deferred income taxes	2	(3)
Other	(27)	10
Changes in:
Receivables, net	35	41
Inventories, net	(21)	(45)
Accounts payable and accrued liabilities	(131)	(99)
Income taxes payable	18	2
Net cash provided by operations	94	93

Investing activities:
Capital expenditures	(34)	(39)
Other	1	(1)
Net cash used for investing activities	(33)	(40)

Financing activities:
Notes and loans payable	35	(27)
Long-term debt repayments	(15)	-
Cash dividends paid	(70)	(64)
Issuance of common stock for employee stock plans and other	15	16
Net cash used for financing activities	(35)	(75)
Effect of exchange rate changes on cash and cash equivalents	5	(8)
Net increase (decrease) in cash and cash equivalents	31	(30)
Cash and cash equivalents:
Beginning of year	206	214
End of year	$237	$184

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2009 and 2008, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. The results for the interim period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010, or for any future period. The Company’s condensed consolidated financial statements were evaluated for subsequent events after the balance sheet date through November 3, 2009, the date the consolidated financial statements were issued.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2009, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

New Accounting Pronouncements

Recently adopted pronouncements

On July 1, 2009, the Company adopted a new accounting standard which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities that must be included in the computation of earnings per share pursuant to the two-class method. These payment awards were previously not considered participating securities. Accordingly, the Company’s unvested performance units, restricted stock awards and restricted stock units that provide such nonforfeitable rights are now considered participating securities in the calculation of net earnings per share (EPS). The Company’s share-based payment awards granted in fiscal year 2010 are not participating securities. The new standard requires the retrospective adjustment of the Company’s earnings per share data. The retrospective adoption of the new accounting standard resulted in a $0.01 decrease in the previously reported basic and diluted EPS for the three months ended September 30, 2008, and a $0.04 and $0.02 decrease in the previously reported basic and diluted EPS, respectively, for the fiscal year 2009. The calculation of EPS under the new standard is disclosed in Note 6.

On July 1, 2009, the Company adopted a new accounting standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including contingent liabilities, and any noncontrolling interest in an acquired business. The new standard also provides for recognizing and measuring the goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. There was no impact to the condensed consolidated financial statements.

NOTE 1. INTERIM FINANCIAL STATEMENTS (Continued)

On July 1, 2009, the Company adopted a new accounting standard which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. The new standard establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. There was no material impact to the condensed consolidated financial statements.

On July 1, 2009, the Company adopted a new accounting standard requiring disclosures about fair value of financial instruments in interim financial information (See Note 3). The new standard requires those disclosures for interim reporting periods. The Company already complies with the provisions of this accounting standard for its annual reporting.

On July 1, 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the condensed consolidated financial statements.

On September 30, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification). The Codification is the single official source of authoritative US GAAP (other than the SEC’s views), superseding all other accounting literature except that issued by the SEC. The adoption of the Codification had no impact to the condensed consolidated balance sheets, statements of operations or cash flows.

Pronouncements to be adopted

On December 30, 2008, the FASB issued an accounting standard that will require additional disclosures about the major categories of plan assets and concentrations of risk for an employer’s plan assets of a defined benefit pension or other postretirement plan, as well as disclosure of fair value levels, similar to the disclosure requirements of the fair value measurements accounting standard. These enhanced disclosures about plan assets must be provided in the Company’s 2010 Annual Report on Form 10-K.

NOTE 2. RESTRUCTURING

In fiscal year 2008, the Company began a restructuring plan that involves simplifying its supply chain and other restructuring activities (Supply Chain and Other restructuring plan), which was subsequently expanded to include additional costs, primarily severance, associated with the Company’s plan to reduce certain staffing levels.

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company is redistributing production from these facilities between the Company’s remaining facilities and third-party producers to optimize available capacity and reduce operating costs. The Company anticipates the Supply Chain restructuring will be completed in fiscal year 2012.

During the three months ended September 30, 2009, the Company recognized $2 of restructuring costs in Corporate. Additionally, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1 and $3, included in selling and administrative expenses and cost of products sold, respectively. Of these amounts, $2, $1 and $1 were related to the Cleaning and Household segments and Corporate, respectively.

During the three months ended September 30, 2008, the Company recognized $1 of restructuring costs in the Cleaning segment. In addition, the Company recognized in cost of products sold restructuring-related costs associated with the Supply Chain and Other restructuring plan of $5. Of these amounts, $1, $3 and $1 were related to the Cleaning, Household and International segments, respectively.

Total costs associated with the Supply Chain and Other restructuring plan since inception through September 30, 2009, were $104, of which $31, $41, $12 and $20 related to the Cleaning, Household, International segments and Corporate, respectively.

NOTE 2. RESTRUCTURING (Continued)

The Company anticipates incurring approximately $18 to $25 of Supply Chain and Other restructuring-related charges in fiscal year 2010, of which approximately $2 are expected to be noncash related. The Company anticipates approximately $5 to $8 of the fiscal year 2010 charges to be in Corporate and $9 to $11 to be in the Cleaning segment, of which approximately $7 to $9 are expected to be recognized as cost of products sold charges. The remaining estimated charges of $4 to $6 are expected to be recognized as cost of products sold in the Household segment. The total anticipated charges related to the Supply Chain and Other restructuring plan for the fiscal years 2011 and 2012 are estimated to be approximately $10 to $12.

Total restructuring cash payments for the three months ended September 30, 2009 were $3 and the total accrued restructuring liability as of September 30, 2009, was $14. The total accrued restructuring liability as of June 30, 2009, was $15.

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

For derivative instruments designated and qualifying as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net losses at the reporting date expected to be reclassified into earnings within the next 12 months is $8. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended September 30, 2009, the hedge ineffectiveness was not material.

The Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

		Fair value
	Balance Sheet location	9/30/2009	6/30/2009
Assets
Commodity purchase contracts	Other current assets	$4	$6

Liabilities
Foreign exchange contracts	Accrued liabilities	$2	$-
Commodity purchase contracts	Accrued liabilities	12	21
		$14	$21

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The effects of derivative instruments on OCI and on the statement of earnings for the three months ended September 30, 2009, were as follows:

		Loss reclassified from
	Gain (Loss) recognized in	OCI and recognized in
Cash flow hedges	OCI	earnings
Commodity purchase contracts	$7	$(10)
Foreign exchange contracts	(2)	(1)
Total	$5	$(11)

The loss reclassified from OCI and recognized in earnings during the three months ended September 30, 2009, are included in cost of products sold.

As of September 30, 2009, the net notional value of commodity derivatives was $94, of which $60 related to diesel fuel, $17 related to unleaded gas, $12 related to soybean oil and $5 related to jet fuel.

As of September 30, 2009, the Company had outstanding foreign currency forward contracts used to hedge forecasted purchases of inventory of $43 related to one of its subsidiaries in Canada.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. There was no collateral posted at September 30, 2009.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard and Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of September 30, 2009, the Company and each of its counterparties maintained investment grade ratings with both Standard and Poor’s and Moody’s.

U.S. GAAP prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

At September 30, 2009, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year were level 2 commodity purchase contracts with a fair value of $4 and commodity purchase and foreign exchange contracts with a fair value of $12 and $2, respectively.

Commodity purchase contracts are fair valued using market quotations obtained off of the New York Mercantile Exchange.

The foreign exchange contracts are fair valued using foreign exchange rates and forward points quoted by foreign exchange dealers.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and notes and loans payable approximate their fair values at September 30, 2009 and June 30, 2009, due to the short maturity and nature of those balances. The estimated fair value of long-term debt, including current maturities, was $2,842 and $2,816 at September 30, 2009 and June 30, 2009, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers.

NOTE 4. INVENTORIES, NET

Inventories, net, consisted of the following at:

	9/30/2009	6/30/2009
Finished goods	$326	$304
Raw materials and packaging	104	99
Work in process	4	4
LIFO allowances	(31)	(31)
Allowances for obsolescence	(11)	(10)
Total	$392	$366

NOTE 5. OTHER LIABILITIES

Other liabilities consisted of the following at:

	9/30/2009	6/30/2009
Venture agreement net terminal obligation	$270	$269
Employee benefit obligations	242	266
Taxes	67	65
Other	38	40
Total	$617	$640

NOTE 6. NET EARNINGS PER SHARE

The Company computes EPS using the two-class method (See Note 1), which is an earnings allocation formula that determines EPS for common stock and participating securities.

EPS for common stock is computed by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding each period on an unrounded basis. Net earnings applicable to common stock includes dividends paid to common shareholders during the period plus a proportionate share of undistributed net earnings which is based on the weighted average number of shares of common stock and participating securities outstanding during the period.

Diluted EPS for common stock reflects the earnings dilution that could occur from common shares that may be issued through stock options, restricted stock awards, performance units and restricted stock units, that are not participating securities. Excluded from this calculation are amounts allocated to participating securities.

The following are reconciliations of net earnings to net earnings allocable to common stock, and the number of common shares outstanding (in thousands) used to calculate basic EPS to those used to calculate diluted EPS:

	Three Months Ended
	9/30/2009	9/30/2008
Net earnings	$157	$128
Less: Earnings allocated to participating securities	(1)	(2)
Net earnings applicable to common stock	$156	$126

NOTE 6. NET EARNINGS PER SHARE (Continued)

	Weighted Average Number of Shares Outstanding for the Three Months Ended
	9/30/2009	9/30/2008
Basic	139,743	138,457
Dilutive effect of stock options and other (excludes participating securities)	1,118	1,403
Diluted	140,861	139,860

At September 30, 2009 and 2008, the Company did not include stock options to purchase 4,254 thousand and 4,559 thousand shares, respectively, of the Company’s common stock, in the calculations of diluted EPS because their inclusion would be anti-dilutive.

During the three months ended September 30, 2009 and 2008, the Company issued 862 thousand and 855 thousand shares, respectively, of the Company’s common stock.

The Company did not repurchase any shares during the three months ended September 30, 2009 and 2008.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ deficit, net of tax. Comprehensive income was as follows:

	Three Months Ended
	9/30/2009	9/30/2008
Net earnings	$157	$128
Other comprehensive gains (losses), net of tax:
Foreign currency translation	22	(47)
Net derivative adjustments	3	(32)
Pension and postretirement benefit adjustment	1	-
Total comprehensive income	$183	$49

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

As of September 30, 2009 and June 30, 2009, the total amount of unrecognized tax benefits was $85 and $98, respectively, of which $85 and $91, respectively, would reduce income tax expense and the effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2009 and June 30, 2009, the total balance of accrued interest and penalties related to uncertain tax positions was $18 and $17, respectively. Interest and penalties included in income tax expense were $3 and $2 for the three months ended September 30, 2009 and 2008, respectively.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. Certain issues relating to 2003, 2004 and 2006 are under review by the IRS Appeals Division. The Company made payments of tax and interest to the IRS related to fiscal years 2004 and 2006 in the first quarter of fiscal year 2010 of $8. No tax benefits had previously been recognized for these payments. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

In the twelve months succeeding September 30, 2009, audit resolutions could potentially reduce total unrecognized tax benefits by up to $26, primarily as a result of cash settlement payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 9. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2009	9/30/2008
Components of net periodic benefit cost (income):
Service cost	$3	$3
Interest cost	8	7
Expected return on plan assets	(8)	(7)
Amortization of unrecognized items	2	1
Total net periodic benefit cost	$5	$4

The net periodic benefit cost for the Company’s retirement health care plans was $1 for the three month periods ended September 30, 2009 and 2008.

During the three months ended September 30, 2009, the Company made a $33 discretionary contribution to the U.S. pension plan. Based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2010.

NOTE 10. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company recorded a liability of $19 at both September 30, 2009 and June 30, 2009, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2009 and June 30, 2009. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three months ended September 30, 2009 and 2008, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

NOTE 11. SEGMENT RESULTS

The Company operates through strategic business units which are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. The four reportable segments consist of the following:

  Cleaning consists of laundry, home-care, professional products and auto-care products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches, under the Clorox ® and Clorox 2 ® brands; home-care products, primarily under the Clorox ®, Formula 409 ®, Liquid-Plumr ®, Pine-Sol ®, S.O.S ® and Tilex ® brands; natural cleaning and laundry products under the Green Works ™ brand; and auto-care products primarily under the Armor All ® and STP ® brands.

  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers, under the Glad ® brand; cat litter products, under the Fresh Step ®, Scoop Away ® and Ever Clean ® brands; and charcoal products under the Kingsford ® and Match Light ® brands.

  Lifestyle consists of food products and water-filtration systems and filters marketed and sold in the United States and all natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley ® and K C Masterpiece ® brands; water-filtration systems and filters under the Brita ® brand; and all natural personal care products under the Burt’s Bees ® brand.

  International consists of products sold outside the United States.

NOTE 11. SEGMENT RESULTS (Continued)

Corporate includes certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expenses. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances, and other investments.

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s net sales and earnings before income taxes, with amounts that are not allocated to the operating segments shown as Corporate.

			Earnings (Losses)
	Net Sales		Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Cleaning	$503	$487	$137	$115
Household	381	426	55	62
Lifestyle	200	194	66	56
International	288	277	47	34
Corporate	-	-	(61)	(81)
Total Company	$1,372	$1,384	$244	$186

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

During the three months ended September 30, 2009 and 2008, earnings before income taxes included restructuring and asset impairment costs together with restructuring-related charges included in selling and administrative expenses and cost of products sold (Note 2) of $2 and $2 in the Cleaning segment, $1 and $3 in the Household segment, $0 and $1 in the International segment, respectively, and $3 and $0 in Corporate, respectively.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 28% and 27% of consolidated net sales for the three months ended September 30, 2009 and 2008, respectively.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in millions, except share and per share amounts)

Overview

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer products. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works ™ natural cleaners and laundry products, Poett ® and Mistolín ® cleaning products, Armor All ® and STP ® auto-care products, Fresh Step ® and Scoop Away ® cat litter, Kingsford ® charcoal, Hidden Valley ® and K C Masterpiece ® dressings and sauces, Brita ® water-filtration systems, Glad ® bags, wraps and containers, and Burt’s Bees ® natural personal care products. With approximately 8,300 employees worldwide, the Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

The Company operates through strategic business units which are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. The four reportable segments consist of the following:

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

  International consists of products sold outside the United States.

Corporate includes certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expenses.

The Company primarily markets its leading brands in midsized categories considered to have attractive economic profit potential. Most of the Company’s products compete with other nationally-advertised brands within each category and with “private-label” brands.

The Company reported net earnings of $157 and diluted net earnings per share of $1.11 based on weighted average diluted shares outstanding of approximately 141 million for the three months ended September 30, 2009. This compares to net earnings for the three months ended September 30, 2008, of $128 and diluted net earnings per share of $0.90 based on weighted average diluted shares outstanding of approximately 140 million. Restructuring-related charges were $0.03 per diluted share for the three months ended September 30, 2009 and 2008 (See “Restructuring and asset impairment costs” below). Foreign currency transaction losses were $0.04 and $0.02 per diluted share for the three months ended September 30, 2009 and 2008, respectively. Also included in the Company’s results for the three months ended September 30, 2008, were costs of $0.01 per diluted share related to the Company’s acquisition of Burt’s Bees, Inc. which was acquired on November 30, 2007.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which was filed with the Securities and Exchange Commission (SEC) on August 25, 2009, and the unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three months ended September 30, 2009 (the current period), to the three months ended September 30, 2008 (the prior period), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	9/30/2009	9/30/2008	% Change	9/30/2009	9/30/2008
Diluted net earnings per share	$1.11	$0.90	23%
Net sales	$1,372	$1,384	(1)%	100.0%	100.0%
Gross profit	619	562	10	45.1	40.6
Selling and administrative expenses	175	184	(5)	12.8	13.3
Advertising costs	127	119	7	9.3	8.6
Research and development costs	27	27	-	2.0	2.0

Diluted net earnings per share increased $0.21 primarily due to favorable commodity costs, price increases, cost savings and lower interest expense in the current period. These increases were partially offset by increased advertising costs, unfavorable product mix, and increased manufacturing, logistics and trade spending costs.

Net sales decreased 1% while volume increased 1%. The volume increase was primarily driven by increased shipments of Clorox ® disinfecting wipes due to the H1N1 flu pandemic and increased distribution of food products primarily due to effective marketing of Hidden Valley® bottled salad dressing. Also contributing to the increase in volume was the launch of the Green Works™ natural laundry products and increased shipments of Pine-Sol®. Partially offsetting these volume increases were lower shipments of Glad® products primarily due to competitive activity in the trash category and the exit from a private-label food bags business. Volume growth outpaced net sales growth primarily due to unfavorable foreign exchange rates (approximately 150 basis points), unfavorable product mix (approximately 150 basis points) and increased trade spending (approximately 120 basis points), partially offset by the benefit of pricing actions (approximately 270 basis points).

Gross profit increased 10% and increased as a percentage of net sales to 45% from 41% in the prior period. Gross margin expansion in the current period reflects approximately 240 basis points due to favorable commodity costs and 170 basis points each from pricing and cost savings. These factors were partially offset by 40 basis points from increased manufacturing and logistics costs and 90 basis points from other items, including unfavorable product mix, trade merchandising and other cost inputs.

Selling and administrative expenses decreased 5% primarily due to lower consulting spending and lower incentive compensation accruals.

Advertising costs increased 7% as a result of higher spending to support the new product launch for Green Works™ natural laundry detergent, higher spending for Glad® premium trash bags and higher marketing investments for established brands.

Research and development costs remained relatively unchanged in comparison to the prior periods as the Company continues to support its new products and established brands.

Restructuring costs in the current and prior periods relate to the Company’s Supply Chain and Other restructuring initiative. In fiscal year 2008, the Company began a restructuring plan that involves simplifying its supply chain and other restructuring activities (Supply Chain and Other restructuring plan), which was subsequently expanded to include additional costs, primarily severance, associated with the Company’s plan to reduce certain staffing levels.

The Supply Chain restructuring involves closing certain domestic and international manufacturing facilities. The Company is redistributing production from these facilities between the Company’s remaining facilities and third-party producers to optimize available capacity and reduce operating costs. The Company anticipates the Supply Chain restructuring will be completed in fiscal year 2012.

During the three months ended September 30, 2009, the Company recognized $2 of restructuring costs in Corporate. Additionally, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1 and $3, included in selling and administrative expenses and cost of products sold, respectively. Of these amounts, $2, $1 and $1 were related to the Cleaning and Household segments and Corporate, respectively.

During the three months ended September 30, 2008, the Company recognized $1 of restructuring costs in the Cleaning segment. In addition, the Company recognized in cost of products sold restructuring-related costs associated with the Supply Chain and Other restructuring plan of $5. Of these amounts, $1, $3 and $1 were related to the Cleaning, Household and International segments, respectively.

Total costs associated with the Supply Chain and Other restructuring plan since inception through September 30, 2009, were $104, of which $31, $41, $12 and $20 related to the Cleaning, Household, International segments and Corporate, respectively.

The Company anticipates incurring approximately $18 to $25 of Supply Chain and Other restructuring-related charges in fiscal year 2010, of which approximately $2 are expected to be noncash related. The Company anticipates approximately $5 to $8 of the fiscal year 2010 charges to be in Corporate and $9 to $11 to be in the Cleaning segment, of which approximately $7 to $9 are expected to be recognized as cost of products sold charges. The remaining estimated charges of $4 to $6 are expected to be recognized as cost of products sold in the Household segment. The total anticipated charges related to the Supply Chain and Other restructuring plan for the fiscal years 2011 and 2012 are estimated to be approximately $10 to $12.

Total restructuring cash payments for the three months ended September 30, 2009, were $3 and the total accrued restructuring liability as of September 30, 2009, was $14. The total accrued restructuring liability as of June 30, 2009, was $15.

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in future periods.

Interest expense decreased from $42 to $36, primarily due to a decline in average debt balances and a lower weighted average interest rate for total debt.

Other expense, net increased from $3 to $8 in the current period. The increase was primarily driven by an increase in foreign exchange transaction losses of $6.

The effective tax rate was 35.5% for the current period as compared to 31.4% for the prior period, on an unrounded basis. The lower rate in the prior period was principally due to favorable audit settlements.

SEGMENT RESULTS

The following presents the results of operations from the Company’s reportable segments excluding certain unallocated costs included in Corporate:

CLEANING

	Three Months Ended
	9/30/2009	9/30/2008	% Change
Net sales	$503	$487	3%
Earnings before income taxes	137	115	19%

Volume, net sales and earnings before income taxes increased for the current quarter as compared to the year-ago quarter. Volume growth of 4% was primarily due to increased shipments of Clorox® disinfecting wipes to meet demand associated with the H1N1 flu pandemic. Also contributing to the volume growth was the increased distribution of Pine-Sol® cleaner and Clorox® toilet bowl cleaners. These were partially offset by lower shipments of auto-care products due to distribution losses. The increase in earnings before income taxes was primarily driven by the benefit of lower commodity costs of $9, primarily resin, cost savings of $8, including more efficient sourcing of raw materials and transportation costs, the implementation of cost-effective packaging, including a concentrated formulation for Clorox 2® stain fighter and color booster and packaging simplification. Also contributing to the increase was the impact of price increases of $6.

HOUSEHOLD

	Three Months Ended
	9/30/2009	9/30/2008	% Change
Net sales	$381	$426	(11)%
Earnings before income taxes	55	62	(11)%

Net sales, volume and earnings before income taxes declined in the current quarter as compared to the year-ago quarter. Volume decline of 7% was primarily driven by lower shipments of Glad® products primarily due to category softness, competitive activity and the company’s exit from its private label food bags business, partially offset by increased shipments of Fresh Step® cat litter. The variance between changes in volume and sales was primarily due to unfavorable product mix (approximately 150 basis points) and higher trade spending in response to competitive activity (approximately 150 basis points). The decrease in earnings before income taxes was primarily driven by lower sales of Glad® products and higher advertising of $4 in response to the competitive activity partially offset by lower commodity costs of $18, primarily resin, and cost savings of $7 primarily associated with the Company’s diversification of its supplier base and various manufacturing efficiencies.

LIFESTYLE

	Three Months Ended
	9/30/2009	9/30/2008	% Change
Net sales	$200	$194	3%
Earnings before income taxes	66	56	18%

Net sales, volume and earnings before income taxes increased for the current quarter as compared to the year-ago quarter. Volume growth of 4% was due to increased shipments of Hidden Valley® bottled salad dressing, propelled by highly effective marketing. Partially offsetting the growth were lower shipments of Brita® and Burt’s Bees® products due to the comparison with strong volume increases in the year-ago quarter. The increase in earnings before income taxes was primarily driven by favorable commodity costs, including the decrease in the cost of diesel fuel of $5 and favorable foreign exchange rates of $4. Also contributing to the increase was the impact of cost savings of $3 due to more efficient sourcing of raw materials.

INTERNATIONAL

	Three Months Ended
	9/30/2009	9/30/2008	% Change
Net sales	$288	$277	4%
Earnings before income taxes	47	34	38%

Net sales, volume and earnings before income taxes increased in the current quarter as compared to the year-ago quarter. Volume growth of 3% was primarily driven by increased shipments of bleach and other disinfecting products in Latin America due to increased demand as a result of the H1N1 flu pandemic. The increase in earnings before income taxes was primarily due to an increase in volume and the impact of price increases of $29. The increases were partially offset by $11 from the negative impact of foreign exchange rates and $9 of foreign currency transaction losses.

CORPORATE

	Three Months Ended
	9/30/2009	9/30/2008	% Change
Loss before income taxes	$(61)	$(81)	(25)%

The decrease in losses before income taxes attributable to Corporate during the current quarter, was primarily due to lower interest expense primarily due to a decline in average debt balances, a decrease in average interest rates paid on commercial paper borrowings, and lower consulting costs.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of September 30, 2009. Net cash provided by operations was $94 for the three months ended September 30, 2009 as compared to $93 for the year-ago period. Higher net earnings in the current period were largely offset by a $33 voluntary pension plan contribution. Based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2010.

The Company is exposed to foreign currency risk associated with foreign governments imposing currency remittance restrictions. During the three months ended September 30, 2009, the Company incurred foreign currency transaction losses in Venezuela of approximately $8.

Working Capital

The Company’s working capital, defined in this context as total current assets net of total current liabilities, increased by $92 from June 30, 2009 to September 30, 2009, principally due to a decrease in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities was primarily due to $43 related to the payment of the fiscal year 2009 annual incentive program and value sharing awards, net of fiscal year 2010 first quarter annual incentive and value sharing accruals, $13 due to the timing of interest payments, $9 due to an increase in the fair value of commodity contracts, and the remainder relating to timing of vendor payments and a decrease in the volume of information technology related purchases.

Investing Activities

Capital expenditures were $34 during the three months ended September 30, 2009, compared to $39 in the comparable prior year period. Capital spending as a percentage of net sales was 2.5% during the three months ended September 30, 2009, compared to 2.8% during the three months ended September 30, 2008.

Financing Activities

Net cash used for financing activities was $35 for the three months ended September 30, 2009, compared to net cash used for financing activities of $75 in the comparable prior year period. The decrease was primarily due to increased borrowings in the current period used to finance the $33 voluntary pension plan contribution.

At September 30, 2009, the Company had $455 of commercial paper outstanding at a weighted average interest rate of 0.3%. The Company continues to successfully issue commercial paper. Volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. Notwithstanding these adverse market conditions, the Company believes that current cash balances and cash generated by operations, together with access to external sources of funds as described below, will be sufficient to meet the Company’s operating and capital needs in the foreseeable future.

In January 2010, $575 of debt will become due and payable. The Company anticipates that the debt repayment will be made through a partial refinancing through the use of a combination of long-term and short-term debt, and operating cash flows.

Credit Arrangements

At September 30, 2009, the Company had a $1,100 revolving credit agreement with an expiration date of April 2013. There were no borrowings under this revolving credit arrangement, which the Company believes is now available and will continue to be available for general corporate purposes and to support commercial paper issuances. The revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to EBITDA for the trailing 4 quarters (EBITDA ratio), as defined in the Company’s lending agreements, of 3.25. EBITDA, as defined by the revolving credit agreement, may not be comparable to similarly titled measures used by other entities. The Company’s EBITDA ratio at September 30, 2009, was 2.61.

The following table sets forth the calculation of the EBITDA ratio, as defined in the Company’s lending agreement, at September 30, 2009:

	12/31/2008	3/31/2009	6/30/2009	9/30/2009	Total
Net earnings	$86	$153	$170	$157	$566
Add back:
Interest expense	44	39	36	36	155
Income tax expense	45	80	91	87	303
Depreciation and amortization	46	49	48	48	191
Asset impairment charges	-	-	3	-	3
Deduct:					-
Interest income	(1)	(1)	(1)	(1)	(4)
EBITDA	$220	$320	$347	$327	$1,214
Debt at September 30, 2009					$3,169
EBITDA ratio					2.61

The Company is in compliance with all restrictive covenants and limitations as of September 30, 2009. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future.

The Company is continuing to monitor changes in the financial markets and assessing the impact of these events on its ability to fully draw under its revolving credit facility, but expects that any drawing under the facility will be fully funded.

In addition, the Company had $44 of foreign working capital credit lines and other facilities at September 30, 2009, of which $31 was available for borrowing. The Company was also a party to letters of credit of $21, primarily related to one of its insurance carriers.

Share Repurchases

The Company has two share repurchase programs: an open-market purchase program, which had, as of September 30, 2009, a total authorization of $750, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

The Company did not repurchase any shares during the three months ended September 30, 2009 and 2008.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company recorded a liability of $19 at both September 30, 2009 and June 30, 2009, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2009 and June 30, 2009. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three months ended September 30, 2009 and 2008, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

Recently adopted pronouncements

On July 1, 2009, the Company adopted a new accounting standard which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities that must be included in the computation of earnings per share pursuant to the two-class method. These payment awards were previously not considered participating securities. Accordingly, the Company’s unvested performance units, restricted stock awards and restricted stock units that provide such nonforfeitable rights are now considered participating securities in the calculation of net earnings per share (EPS). The Company’s share-based payment awards granted in fiscal year 2010 are not participating securities The new standard requires the retrospective adjustment of the Company’s earnings per share data. The retrospective adoption of the new accounting standard resulted in a $0.01 decrease in the previously reported basic and diluted EPS for the three months ended September 30, 2008, and a $0.04 and $0.02 decrease in the previously reported basic and diluted EPS, respectively, for the fiscal year 2009. The calculation of EPS under the new standard is disclosed in Note 6 to Condensed Consolidated Financial Statements.

On July 1, 2009, the Company adopted a new accounting standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including contingent liabilities, and any noncontrolling interest in an acquired business. The new standard also provides for recognizing and measuring the goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. There was no impact to the condensed consolidated financial statements.

On July 1, 2009, the Company adopted a new accounting standard which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. The new standard establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. There was no material impact to the condensed consolidated financial statements.

On July 1, 2009, the Company adopted a new accounting standard requiring disclosures about fair value of financial instruments in interim financial information (See Note 3). The new standard requires those disclosures for interim reporting periods. The Company already complies with the provisions of this accounting standard for its annual reporting.

On July 1, 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the condensed consolidated financial statements.

On September 30, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification). The Codification is the single official source of authoritative US GAAP (other than the Securities and Exchange Commission’s views), superseding all other accounting literature except that issued by the Securities and Exchange Commission. The adoption of the Codification had no impact to the condensed consolidated balance sheets, statements of operations or cash flows.

Pronouncements to be adopted

On December 30, 2008, the FASB issued an accounting standard that will require additional disclosures about the major categories of plan assets and concentrations of risk for an employer’s plan assets of a defined benefit pension or other postretirement plan, as well as disclosure of fair value levels, similar to the disclosure requirements of the fair value measurements accounting standard. These enhanced disclosures about plan assets must be provided in the Company’s 2010 Annual Report on Form 10-K.

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to: unfavorable general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation, and the financial condition of our customers, suppliers and service providers; foreign currency exchange rate and interest rate fluctuations; unfavorable political conditions in international markets and risks relating to international operations; the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, agricultural commodities and other raw materials; increases in energy costs; the impact of the volatility of the debt markets on the Company’s cost of borrowing and access to funds, including commercial paper and its credit facility; risks relating to changes in the Company’s capital structure; risks arising from declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise; changes in the Company’s tax rate; the success of the Company’s strategies, including its previously announced Centennial Strategy; risks relating to acquisitions, mergers and divestitures, including the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and operating model changes; the need for any unanticipated restructuring or asset-impairment charges; the success of new products and the ability of the Company to develop products that delight the consumer; consumer and customer reaction to price increases; risks related to customer concentration; customer-specific ordering patterns and trends; competitive actions; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in supplier relationships, including sole-supplier relationships; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks related to the conversion of the Company’s information systems, including potential disruptions and costs; risks arising out of natural disasters; the impact of disease outbreaks, epidemics or pandemics on the Company’s operations; risks inherent in litigation; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology and related services by third parties; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation including class action litigation; and the Company’s ability to maintain its business reputation and the reputation of its brands.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

There have not been any material changes to the Company’s market risk during the quarter ended September 30, 2009, except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

PART II – OTHER INFORMATION (Unaudited)

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2010.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to 31, 2009	29,134	$57.41	-	$750,000,000
August 1 to 31, 2009	165,054	$57.20	-	$750,000,000
September 1 to 30, 2009	16,456	$57.69	-	$750,000,000
____________________

(1)	The shares purchased in July, August and September 2009 relate entirely to the surrender to the Company of shares of common stock to pay the exercise price of stock options or to satisfy tax withholding obligations in connection with the exercise of stock options and vesting of restricted stock, restricted stock units and performance units.

(2)	On May 13, 2008, the board of directors approved a new $750,000,000 share repurchase program, all of which remains available for repurchase as of June 30, 2009. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits

(a) Exhibits

10.11	The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of August 13, 2009.

10.12	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of September 15, 2009.

10.13	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.14	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.15	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.16	Form of Severance Plan for Clorox Executive Committee Members as of August 13, 2009.

10.17	Supplemental Executive Retirement Plan Restated Effective January 5, 2005, as revised August 13, 2009.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 3, 2009	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Controller

EXHIBIT INDEX

Exhibit No.

10.11	The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of August 13, 2009.

10.12	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of September 15, 2009.

10.13	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.14	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.15	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.16	Form of Severance Plan for Clorox Executive Committee Members as of August 13, 2009.

10.17	Supplemental Executive Retirement Plan Restated Effective January 5, 2005, as revised August 13, 2009.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.