Form 10-Q
period 2009-12-31
CLOROX CO /DE/
filed 2010-02-05
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————————
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-07151
—————————
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
——————————
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

As of December 31, 2009, there were 140,239,949 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

The Clorox Company

PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Net sales	$1,279	$1,216	$2,651	$2,600
Cost of products sold	718	730	1,471	1,552
Gross profit	561	486	1,180	1,048

Selling and administrative expenses	187	172	362	356
Advertising costs	127	107	254	226
Research and development costs	29	27	56	54
Restructuring costs	2	1	4	2
Interest expense	37	44	73	86
Other expense, net	16	4	24	7
Earnings before income taxes	163	131	407	317
Income taxes	53	45	140	103
Net earnings	$110	$86	$267	$214

Earnings per share
Basic	$0.78	$0.62	$1.89	$1.53
Diluted	$0.77	$0.61	$1.88	$1.51

Weighted average shares outstanding (in thousands)
Basic	140,303	139,086	140,023	138,772
Diluted	141,528	140,349	141,211	140,109

Dividend declared per share	$0.50	$0.46	$1.00	$0.92

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	12/31/2009	6/30/2009
ASSETS
Current assets
Cash and cash equivalents	$154	$206
Receivables, net	423	486
Inventories, net	409	366
Other current assets	117	122
Total current assets	1,103	1,180
Property, plant and equipment, net	937	955
Goodwill	1,646	1,630
Trademarks, net	559	557
Other intangible assets, net	98	105
Other assets	146	149
Total assets	$4,489	$4,576

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Notes and loans payable	$25	$421
Current maturities of long-term debt	575	577
Accounts payable	301	381
Accrued liabilities	436	472
Income taxes payable	35	86
Total current liabilities	1,372	1,937
Long-term debt	2,435	2,151
Other liabilities	626	640
Deferred income taxes	29	23
Total liabilities	4,462	4,751
Contingencies
Stockholders’ equity (deficit)
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at December 31, 2009 and June 30, 2009; and 140,239,949 and 139,157,976 shares
outstanding at December 31, 2009 and June 30, 2009, respectively	159	159
Additional paid-in capital	576	579
Retained earnings	753	640
Treasury shares, at cost: 18,501,512 and 19,583,485 shares at December 31, 2009 and
June 30, 2009, respectively	(1,144)	(1,206)
Accumulated other comprehensive net losses	(317)	(347)
Stockholders’ equity (deficit)	27	(175)
Total liabilities and stockholders’ equity (deficit)	$4,489	$4,576

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	12/31/2009	12/31/2008
Operating activities:
Net earnings	$267	$214
Adjustments to reconcile earnings from operations:
Depreciation and amortization	95	93
Share-based compensation	25	33
Deferred income taxes	5	(8)
Other	(15)	26
Changes in:
Receivables, net	66	76
Inventories, net	(41)	(37)
Other current assets	-	(21)
Accounts payable and accrued liabilities	(117)	(143)
Income taxes payable	(39)	(42)
Net cash provided by operations	246	191

Investing activities:
Capital expenditures	(76)	(84)
Other	1	-
Net cash used for investing activities	(75)	(84)

Financing activities:
Notes and loans payable	(397)	(116)
Long-term debt borrowings, net of issuance costs	297	-
Long-term debt repayments	(15)	-
Cash dividends paid	(141)	(129)
Issuance of common stock for employee stock plans and other	31	35
Net cash used for financing activities	(225)	(210)
Effect of exchange rate changes on cash and cash equivalents	2	(14)
Net decrease in cash and cash equivalents	(52)	(117)
Cash and cash equivalents:
Beginning of year	206	214
End of year	$154	$97

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2009 and 2008, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. The results for the interim period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010, or for any future period. The Company’s condensed consolidated financial statements were evaluated for subsequent events after the balance sheet date through February 5, 2010, the date the consolidated financial statements were issued.

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

Foreign Currency Translation

Prior to December 31, 2009, the Company translated its Venezuelan subsidiary’s financial statements using Venezuela’s official exchange rate, which had been fixed by the Venezuelan government at 2.15 Bolivar Fuertes (VEF) to the U.S. dollar. However, the Company’s access to the official exchange rate has become increasingly limited due to delays in obtaining U.S. dollars through the government sponsored currency exchange process at the official exchange rate and the removal of some products from the official list of items that may be imported at the official exchange rate. This has led to the substantial use of the parallel market currency exchange rate to convert VEFs to U.S. dollars to pay for certain imported inventory purchases. The parallel market currency exchange rate represents the rates negotiated with local financial intermediaries. Due to these circumstances, effective December 31, 2009, the Company began translating its Venezuelan subsidiary’s financial statements using the parallel market currency exchange rate, the rate at which the Company expects to be able to remit dividends or return capital. The rate used at December 31, 2009, was 5.87 VEF to the U.S. dollar. On a pre-tax basis, the translation resulted in a remeasurement loss of $12.

During the three and six months ended December 31, 2009, net sales in Venezuela were approximately 3% of total Company net sales. As of December 31, 2009, total assets in Venezuela were approximately 1% of total Company assets.

Effective January 1, 2010, according to U.S. GAAP, Venezuela has been designated as a hyper-inflationary economy. A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period. The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. Bolivar denominated monetary assets will be remeasured at the parallel market currency rate and will be recognized in earnings rather than in currency translation adjustment on the balance sheet.

NOTE 1. INTERIM FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

Recently adopted pronouncements

On July 1, 2009, the Company adopted a new accounting standard which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities that must be included in the computation of earnings per share pursuant to the two-class method. These payment awards were previously not considered participating securities. Accordingly, the Company’s unvested performance units, restricted stock awards and restricted stock units that provide such nonforfeitable rights are now considered participating securities in the calculation of net earnings per share (EPS). The Company’s share-based payment awards granted in fiscal year 2010 are not participating securities. The new standard requires the retrospective adjustment of the Company’s earnings per share data. The impact of the retrospective adoption of the new accounting standard on the fiscal year 2009 reported EPS data was as follows:

	Basic		Diluted
	As previously		As previously
	reported	As restated	reported	As restated
Three months ended December 31, 2008	$0.62	$0.62	$0.62	$0.61
Six months ended December 31, 2008	1.55	1.53	1.52	1.51

Three months ended March 31, 2009	1.09	1.08	1.08	1.08
Nine months ended March 31, 2009	2.64	2.61	2.60	2.59

Three months ended June 30, 2009	1.22	1.21	1.20	1.20
Year ended June 30, 2009	3.86	3.82	3.81	3.79

The calculation of EPS under the new accounting standard is disclosed in Note 7.

On July 1, 2009, the Company adopted a new accounting standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including contingent liabilities, and any noncontrolling interest in an acquired business. The new accounting standard also provides for recognizing and measuring the goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the new accounting standard had no impact on the condensed consolidated financial statements.

On July 1, 2009, the Company adopted a new accounting standard which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. The new standard establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. The adoption of the new accounting standard had no material impact on the condensed consolidated financial statements.

NOTE 1. INTERIM FINANCIAL STATEMENTS (Continued)

On July 1, 2009, the Company adopted a new accounting standard which requires disclosures about fair value of financial instruments in interim financial information (See Note 3). The Company already complies with the provisions of this accounting standard for its annual reporting.

On July 1, 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the condensed consolidated financial statements.

On September 30, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification). The Codification is the single official source of authoritative U.S. GAAP (other than the SEC’s views), superseding all other accounting literature except that issued by the SEC. The adoption of the Codification had no impact on the condensed consolidated balance sheets, statements of operations or cash flows.

Pronouncements to be adopted

On December 30, 2008, the FASB issued an accounting standard that will require additional disclosures about the major categories of plan assets and concentrations of risk for an employer’s plan assets of a defined benefit pension or other postretirement plan, as well as disclosure of fair value levels, similar to the disclosure requirements of the fair value measurements accounting standard. This standard is effective for fiscal years ending after December 15, 2009, with early application permitted. The Company will provide these enhanced disclosures about plan assets in its 2010 Annual Report on Form 10-K.

In January 2010, the FASB issued an accounting standard update (ASU) to Fair Value Measurements and Disclosures. This ASU requires some new disclosures and clarifies existing disclosure requirements about fair value measurement. Specifically, the Company will be required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to also describe the reasons for the transfers. This ASU is applicable for the Company beginning in its fiscal 2010 third quarter. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements disclosures.

NOTE 2. RESTRUCTURING

In fiscal year 2008, the Company began a restructuring plan that involves simplifying its supply chain and other restructuring activities (Supply Chain and Other restructuring plan), which was subsequently expanded to include additional costs, primarily severance, associated with the Company’s plan to reduce certain staffing levels. The Company anticipates the Supply Chain and Other restructuring plan will be completed in fiscal year 2012.

The following table summarizes restructuring costs associated with the Company’s Supply Chain and Other restructuring plan by affected reportable segment, with unallocated amounts set forth in Corporate:

	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Cleaning	$2	$1	$2	$2
Corporate	-	-	2	-
Total Company	$2	$1	$4	$2

NOTE 2. RESTRUCTURING (Continued)

For the three months ended December 31, 2009, the Company recognized in cost of products sold restructuring-related costs associated with the Supply Chain and Other restructuring plan of $4. For the six months ended December 31, 2009, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1 and $7, included in selling and administrative expenses and cost of products sold, respectively.

For the three and six months ended December 31, 2008, the Company recognized in cost of products sold restructuring-related costs associated with the Supply Chain and Other restructuring plan of $2 and $7, respectively.

The following table summarizes restructuring-related costs associated with the Company’s Supply Chain and Other restructuring plan by affected reportable segment, with unallocated amounts set forth in Corporate:

	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Cleaning	$1	$2	$3	$3
Household	2	-	3	3
International	-	-	-	1
Corporate	1	-	2	-
Total Company	$4	$2	$8	$7

Total costs associated with the Supply Chain and Other restructuring plan since inception through December 31, 2009, were $110, of which $34, $43, $12 and $21 related to the Cleaning, Household, International segments and Corporate, respectively.

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

NOTE 2. RESTRUCTURING (Continued)

The following table reconciles the accrual for the Supply Chain and Other restructuring charges discussed above:

		Accumulated
	Severance	Depreciation	Other	Total
Accrual Balance as of June 30, 2009	$15	$-	$-	$15
Charges	2	2	2	6
Cash payments	(3)	-	(2)	(5)
Charges against assets	-	(2)	-	(2)
Accrual Balance as of September 30, 2009	14	-	-	14
Charges	-	1	5	6
Cash payments	(5)	-	(5)	(10)
Charges against assets	-	(1)	-	(1)
Accrual Balance as of December 31, 2009	$9	$-	$-	$9

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

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedge, and on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates as cash flow hedges, commodity forward and future contracts of forecasted purchases for raw materials and foreign currency forward contracts of forecasted purchases of inventory. During the three and six months ended December 31, 2009, the Company had no hedging instruments designated as a fair value hedge.

For derivative instruments designated and qualifying as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net gain at the reporting date expected to be reclassified into earnings within the next 12 months is $3. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and six month periods ended December 31, 2009, the hedge ineffectiveness was not material.

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

		Fair value
	Balance Sheet location	12/31/2009	6/30/2009
Assets
Commodity purchase contracts	Other current assets	$7	$6

Liabilities
Foreign exchange contracts	Accrued liabilities	$(1)	$-
Commodity purchase contracts	Accrued liabilities	(3)	(21)
		$(4)	$(21)

The effects of derivative instruments on OCI and on the statement of earnings were as follows:

	Three months ended 12/31/2009		Six months ended 12/31/2009
Cash flow hedges	Gain recognized in OCI	Loss reclassified from OCI and recognized in earnings	Gain (Loss) recognized in OCI	Loss reclassified from OCI and recognized in earnings
Commodity purchase contracts	$12	$(7)	$18	$(17)
Foreign exchange contracts	-	(1)	(1)	(2)
Total	$12	$(8)	$17	$(19)

The losses reclassified from OCI and recognized in earnings during the three and six month periods ended December 31, 2009, are included in cost of products sold.

As of December 31, 2009, the net notional value of commodity derivatives was $83, of which $52 related to diesel fuel, $16 related to jet fuel, $13 related to soybean oil and $2 related to unleaded gas.

As of December 31, 2009, the Company had outstanding foreign currency forward contracts used to hedge forecasted purchases of inventory of $36 and $8 related to its subsidiaries in Canada and Australia, respectively.

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. There was no collateral posted at December 31, 2009.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard and Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of December 31, 2009, the Company and each of its counterparties maintained investment grade ratings with both Standard and Poor’s and Moody’s.

U.S. GAAP prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

At December 31, 2009, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year were level 2 commodity purchase contracts with a fair value of $7 (included in other current assets), and commodity purchase and foreign exchange contracts with a fair value of $3 and $1, respectively, (included in accrued liabilities).

Commodity purchase contracts are fair valued using market quotations obtained off of the New York Mercantile Exchange.

The foreign exchange contracts are fair valued using foreign exchange rates and forward points quoted by foreign exchange dealers.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and notes and loans payable approximate their fair values at December 31, 2009 and June 30, 2009, due to the short maturity and nature of those balances. The estimated fair value of long-term debt, including current maturities, was $3,155 and $2,816 at December 31, 2009 and June 30, 2009, respectively. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers.

NOTE 4. INVENTORIES, NET

Inventories, net, consisted of the following at:

	12/31/2009	6/30/2009
Finished goods	$342	$304
Raw materials and packaging	103	99
Work in process	5	4
LIFO allowances	(31)	(31)
Allowances for obsolescence	(10)	(10)
Total	$409	$366

NOTE 5. OTHER LIABILITIES

Other liabilities consisted of the following at:

	12/31/2009	6/30/2009
Venture agreement net terminal obligation	$271	$269
Employee benefit obligations	245	266
Taxes	71	65
Other	39	40
Total	$626	$640

NOTE 6. DEBT

In November 2009, the Company issued $300 of long-term debt in senior notes. The notes carry an annual fixed interest rate of 3.55% payable semi-annually in May and November. The notes mature on November 1, 2015. Proceeds from the notes were used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

NOTE 7. NET EARNINGS PER SHARE

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

The following are reconciliations of net earnings to net earnings applicable to common stock, and the number of common shares outstanding (in thousands) used to calculate basic EPS to those used to calculate diluted EPS:

	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Net earnings	$110	$86	$267	$214
Less: Earnings allocated to participating securities	(1)	(1)	(2)	(2)
Net earnings applicable to common stock	$109	$85	$265	$212

NOTE 7. NET EARNINGS PER SHARE (Continued)

	Weighted Average Number of		Weighted Average Number of
	Shares Outstanding for the		Shares Outstanding for the
	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Basic	140,303	139,086	140,023	138,772
Dilutive effect of stock options and other
(excludes participating securities)	1,225	1,263	1,188	1,337
Diluted	141,528	140,349	141,211	140,109

During the three and six months ended December 31, 2009, the Company did not include stock options to purchase 4,126 thousand and 4,150 thousand shares, respectively, of the Company’s common stock, in the calculations of diluted EPS because their inclusion would be anti-dilutive.

During the three and six months ended December 31, 2008, the Company did not include stock options to purchase 5,000 thousand of the Company’s common stock, in the calculations of diluted EPS because their inclusion would be anti-dilutive.

During the three and six months ended December 31, 2009, the Company issued 450 thousand and 1,312 thousand shares, respectively, of the Company’s common stock.

During the three and six months ended December 31, 2008, the Company issued 325 thousand and 1,180 thousand shares, respectively, of the Company’s common stock.

The Company did not repurchase any shares during the three and six months ended December 31, 2009 and 2008.

NOTE 8. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ equity (deficit), net of tax. Comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Net earnings	$110	$86	$267	$214
Other comprehensive gains (losses), net of tax:
Foreign currency translation	(5)	(73)	17	(120)
Net derivative adjustments	8	(23)	11	(55)
Pension and postretirement benefit adjustments	1	1	2	1
Total comprehensive income (loss)	$114	$(9)	$297	$40

NOTE 9. INCOME TAXES

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

As of December 31, 2009 and June 30, 2009, the total amount of unrecognized tax benefits was $86 and $98, respectively, of which $86 and $91, respectively, would reduce income tax expense and the effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2009 and June 30, 2009, the total balance of accrued interest and penalties related to uncertain tax positions was $20 and $17, respectively. Interest and penalties included in income tax expense were $2 and $5 for the three and six months ended December 31, 2009, and $1 and $(1) for the three and six months ended December 31, 2008, respectively.

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

In the twelve months succeeding December 31, 2009, audit resolutions could potentially reduce total unrecognized tax benefits by up to $26, primarily as a result of cash settlement payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 10. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income and health care plans:

	Retirement Income Plans for the
	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Components of net periodic benefit cost (income):
Service cost	$2	$3	$5	$6
Interest cost	7	8	15	15
Expected return on plan assets	(7)	(7)	(15)	(14)
Amortization of unrecognized items	2	2	4	3
Total net periodic benefit cost	$4	$6	$9	$10

NOTE 10. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS (Continued)

	Health Care Plans for the
	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Components of net periodic benefit cost (income):
Service cost	$1	$1	$1	$1
Interest cost	1	2	2	3
Amortization of unrecognized items	(1)	(1)	(1)	(1)
Total net periodic benefit cost	$1	$2	$2	$3

During its first quarter of fiscal year 2010, the Company made a $33 discretionary contribution to the U.S. pension plan. Based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2010.

NOTE 11. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $18 and $19 at December 31, 2009 and June 30, 2009, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2009 and June 30, 2009. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three and six months ended December 31, 2009 and 2008, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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
  Cleaning consists of laundry, home-care, professional products and auto-care products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches, under the Clorox® and Clorox 2® brands; home-care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; natural cleaning and laundry products under the Green Works™ brand; and auto-care products primarily under the Armor All® and STP® brands.

  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers, under the Glad® brand; cat litter products, under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

  Lifestyle consists of food products and water-filtration systems and filters marketed and sold in the United States and all natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley® and K C Masterpiece® brands, water-filtration systems and filters under the Brita® brand; and all natural personal care products under the Burt’s Bees® brand.

  International consists of products sold outside the United States, excluding natural personal care products.
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

	Net Sales
	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Cleaning	$424	$413	$927	$900
Household	334	354	715	781
Lifestyle	212	193	412	387
International	309	256	597	532
Corporate	-	-	-	-
Total Company	$1,279	$1,216	$2,651	$2,600

NOTE 12. SEGMENT RESULTS (Continued)

	Earnings (Losses)
	Before Income Taxes
	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Cleaning	$85	$78	$222	$193
Household	27	27	82	88
Lifestyle	78	67	144	123
International	39	35	86	69
Corporate	(66)	(76)	(127)	(156)
Total Company	$163	$131	$407	$317

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 26% of consolidated net sales for the three and six months ended December 31, 2009 and 2008.

NOTE 13. SUBSEQUENT EVENTS

In January 2010, the Company acquired the assets of Caltech Industries, a company which provides disinfectants for the health care industry, for an aggregate price of $23, with the objective of expanding the Company’s capabilities in the areas of health and wellness. In connection with the purchase, the Company acquired Caltech Industries’ facility and its employees. The transaction was structured as an all cash acquisition.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in millions, except share and per share amounts)

Overview

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer products. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works ™ natural cleaners and laundry products, Poett® and Mistolín® cleaning products, Armor All® and STP® auto-care products, Fresh Step® and Scoop Away® cat litter, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® natural personal care products. With approximately 8,300 employees worldwide, the Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

The Company operates through strategic business units which are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. The four reportable segments consist of the following:
  Cleaning consists of laundry, home-care, professional products and auto-care products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches, under the Clorox® and Clorox 2® brands; home-care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; natural cleaning and laundry products under the Green Works™ brand; and auto-care products primarily under the Armor All® and STP® brands.

  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers, under the Glad® brand; cat litter products, under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

  Lifestyle consists of food products and water-filtration systems and filters marketed and sold in the United States and all natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley® and K C Masterpiece® brands, water-filtration systems and filters under the Brita® brand; and all natural personal care products under the Burt’s Bees® brand.

  International consists of products sold outside the United States, excluding natural personal care products.
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

The Company reported net earnings of $110 and $267 and diluted net earnings per share of $0.77 and $1.88 for the three and six months ended December 31, 2009, respectively. This compares to net earnings of $86 and $214 and diluted net earnings per share of $0.61 and $1.51 for the three and six months ended December 31, 2008, respectively. Restructuring-related charges were $0.03 and $0.06 per diluted share for the three and six months ended December 31, 2009, respectively, and $0.01 and $0.04 per diluted share for the three and six months ended December 31, 2008, respectively (See “Restructuring costs” below). The impact of foreign currency losses was $0.09 and $0.13 per diluted share for the three and six months ended December 31, 2009, respectively, and $0.01 and $0.02 per diluted share for the three and six months ended December 31, 2008, of, respectively. The foreign currency losses during the three months ended December 31, 2009, include $0.06 per diluted share in currency translation losses for the remeasurement of U.S. dollar denominated assets and liabilities in Venezuela (See “Operating Activities” below).

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

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three and six months ended December 31, 2009 (the current periods), to the three and six months ended December 31, 2008 (the prior periods), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	12/31/2009	12/31/2008	% Change	12/31/2009	12/31/2008
Diluted net earnings per share	$0.77	$0.61	26%
Net sales	$1,279	$1,216	5%	100.0%	100.0%
Gross profit	561	486	15	43.9	40.0
Selling and administrative expenses	187	172	9	14.6	14.1
Advertising costs	127	107	19	9.9	8.8
Research and development costs	29	27	7	2.3	2.2

	Six Months Ended			% of Net Sales
	12/31/2009	12/31/2008	% Change	12/31/2009	12/31/2008
Diluted net earnings per share	$1.88	$1.51	25%
Net sales	$2,651	$2,600	2%	100.0%	100.0%
Gross profit	1,180	1,048	13	44.5	40.3
Selling and administrative expenses	362	356	2	13.7	13.7
Advertising costs	254	226	12	9.6	8.7
Research and development costs	56	54	4	2.1	2.1

Diluted net earnings per share increased $0.16 and $0.37 in the current periods, respectively, compared to the prior periods primarily due to favorable commodity costs, cost savings, price increases, and lower interest expense. These increases were partially offset by increased advertising costs, unfavorable product mix, increased manufacturing and logistics costs and increased foreign currency losses attributable to the Company’s operations in Venezuela (See “Operating Activities” below).

Net sales and volume increased in the current periods as compared to the prior periods. Volume growth of 5% for the current quarter was primarily driven by increased shipments of disinfecting products due to the H1N1 flu pandemic. Also contributing to the increase in shipments were Brita® water-filtration products. Partially offsetting these volume increases were lower shipments of Glad® products primarily due to competitive activity in the trash bag category.

Volume growth of 3% during the six months ended December 31, 2009, was primarily driven by increased shipments of disinfecting products due to the H1N1 flu pandemic. Also contributing to the increase were higher shipments of Hidden Valley® salad dressing and Brita® water-filtration products. Partially offsetting these volume increases were lower shipments of Glad® products primarily due to competitive activity in the trash bag category and the exit from a private-label food bags business.

Gross profit increased in the current periods as compared to the prior periods. Gross margin expansion in the current quarter reflects approximately 300 basis points due to favorable commodity costs, 160 basis points from cost savings and 80 basis points from pricing. These factors were partially offset by 80 basis points and 60 basis points from increased manufacturing and logistics costs and trade promotion spending, respectively.

Gross margin expansion for the six months ended December 31, 2009, reflects approximately 270 basis points due to favorable commodity costs, 160 basis points from cost savings and 130 basis points from pricing. These factors were partially offset by approximately 60 basis points from increased manufacturing and logistics costs.

Selling and administrative expenses increased in the current periods as compared to the prior periods, primarily due to higher legal costs partially offset primarily by lower consulting spending and lower incentive compensation accruals in the prior period.

Advertising costs increased in the current periods as compared to the prior periods. The increase for the current periods was primarily due to higher spending to support new product launches for International and Burt’s Bees® natural personal care products, continued support of Hidden Valley® and higher spending to support Glad® premium trash bags. Also contributing to the increase in the six months ended December 31, 2009, was higher spending to support the new product launch for Green Works™ natural laundry detergent.

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

The following table summarizes restructuring costs associated with the Company’s Supply Chain and Other restructuring plan by affected reportable segment, with unallocated amounts set forth in Corporate:

	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Cleaning	$2	$1	$2	$2
Corporate	-	-	2	-
Total Company	$2	$1	$4	$2

For the three months ended December 31, 2009, the Company recognized in cost of products sold restructuring-related costs associated with the Supply Chain and Other restructuring plan of $4. For the six months ended December 31, 2009, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1 and $7, included in selling and administrative expenses and cost of products sold, respectively.

For the three and six months ended December 31, 2008, the Company recognized in cost of products sold restructuring-related costs associated with the Supply Chain and Other restructuring plan of $2 and $7, respectively.

The following table summarizes restructuring-related costs associated with the Company’s Supply Chain and Other restructuring plan by affected reportable segment, with unallocated amounts set forth in Corporate:

	Three Months Ended		Six Months Ended
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Cleaning	$1	$2	$3	$3
Household	2	-	3	3
International	-	-	-	1
Corporate	1	-	2	-
Total Company	$4	$2	$8	$7

Total costs associated with the Supply Chain and Other restructuring plan since inception through December 31, 2009, were $110, of which $34, $43, $12 and $21 related to the Cleaning, Household, International segments and Corporate, respectively.

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

The following table reconciles the accrual for the Supply Chain and Other restructuring charges discussed above:

		Accumulated
	Severence	Depreciation	Other	Total
Accrual Balance as of June 30, 2009	$15	$-	$-	$15
Charges	2	2	2	6
Cash payments	(3)	-	(2)	(5)
Charges against assets	-	(2)	-	(2)
Accrual Balance as of September 30, 2009	14	-	-	14
Charges	-	1	5	6
Cash payments	(5)	-	(5)	(10)
Charges against assets	-	(1)	-	(1)
Accrual Balance as of December 31, 2009	$9	$-	$-	$9

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in future periods.

Interest expense decreased by $7 and $13, respectively, in the current periods, primarily due to a decline in average debt balances and a lower weighted average interest rate for total debt.

Other expense, net increased $12 and $17, respectively, in the current periods, primarily from translating the Venezuelan subsidiary’s financial statements using the parallel exchange rate. The translation resulted in a remeasurement loss of $12 (See “Operating Activities” below).

The effective tax rate was 32.7% and 34.4% for the current periods, respectively, as compared to 33.9% and 32.5% for the prior periods, respectively, on an unrounded basis. The lower rate in the current quarter was primarily due to lower foreign tax expense, partially offset by higher valuation allowances in the current quarter and favorable tax settlements in the year-ago period. The lower rate in the prior year-to-date period was primarily the result of favorable tax settlements in the prior period.

SEGMENT RESULTS

The following presents the results of operations from the Company’s reportable segments excluding certain unallocated costs included in Corporate:

CLEANING

	Three Months Ended			Six Months Ended
	12/31/2009	12/31/2008	% Change	12/31/2009	12/31/2008	% Change
Net sales	$424	$413	3%	$927	$900	3%
Earnings before income taxes	85	78	9%	222	193	15%

Net sales, volume and earnings before income taxes increased in the current periods as compared to the year-ago periods. Volume growth of 8% in the current quarter and 6% during the six months ended December 31, 2009, was primarily driven by increased shipments of disinfecting products to meet demand associated with the H1N1 flu pandemic and increased shipments of Clorox® toilet bathroom cleaners. During the current quarter there were also increased shipments of Armor All® auto-care products, partially offset by lower shipments of Tilex®. During the six months ended December 31, 2009, the volume increases were partially offset by category softness in the auto category.

Volume growth outpaced net sales growth in both periods primarily due to unfavorable product mix (approximately 330 basis points and 200 basis points, respectively) and higher trade-promotion spending (approximately 200 basis points and 100 basis points, respectively).

The increase in earnings before income taxes in both periods was primarily due to higher net sales and lower commodity costs of $13 and $22, primarily resin, and cost savings of $6 and $14, respectively, including more efficient sourcing of raw materials and transportation costs, the implementation of cost-effective packaging, including a concentrated formulation of Clorox 2® stain fighter and color booster and packaging simplification. During the six months ended December 31, 2009, the increase in earnings before income taxes also reflects the benefit of price increases of $7.

HOUSEHOLD

	Three Months Ended			Six Months Ended
	12/31/2009	12/31/2008	% Change	12/31/2009	12/31/2008	% Change
Net sales	$334	$354	(6)%	$715	$781	(8)%
Earnings before income taxes	27	27	-%	82	88	(7)%

Net sales declined while volume and earnings before income taxes were flat during the current quarter, as compared to the year-ago quarter. For the six months ended December 31, 2009, net sales, volume and earnings before income taxes declined as compared to the year-ago period.

Volume in the current quarter was primarily driven by higher shipments of Fresh Step® scoopable cat litter and Glad® trash bags, offset by lower shipments of Glad® food storage products primarily due to competitive activity.

Volume decline of 4% during the six months ended December 31, 2009, was primarily driven by lower shipments of Glad® products primarily due to category softness, competitive activity and the company’s exit from its private label food bags business, partially offset by increased shipments of Fresh Step® cat litter.

The variance between changes in volume and sales during the three and six months ended December 31, 2009, was primarily due to price declines on Glad® trash bags in the previous fiscal year to bring the pricing in line with resin costs, which have dropped below year-ago levels (approximately 470 basis points and 250 basis points, respectively).

Earnings before income taxes for the current quarter reflect the impact of lower sales of Glad® products and higher advertising of $7 in response to competitive activity partially offset by lower commodity costs of $17, primarily resin, and cost savings of $7 primarily associated with the Company’s diversification of its supplier base and various manufacturing efficiencies.

The decline in earnings before income taxes for the six months ended December 31, 2009, was primarily driven by lower sales of Glad® products and higher advertising of $11 partially offset by lower commodity costs of $35 and cost savings of $14, primarily associated with the Company’s diversification of its supplier base and various manufacturing efficiencies.

LIFESTYLE

	Three Months Ended			Six Months Ended
	12/31/2009	12/31/2008	% Change	12/31/2009	12/31/2008	% Change
Net sales	$212	$193	10%	$412	$387	6%
Earnings before income taxes	78	67	16%	144	123	17%

Net sales, volume and earnings before income taxes increased in the current periods as compared to the year-ago periods. Volume growth of 12 % in the current quarter and 8% during the six months ended December 31, 2009, was primarily driven by increased shipments of Brita® water-filtration products and Hidden Valley® salad dressing. During the current quarter there were also increased shipments of Burt’s Bees® natural personal care products.

Volume growth outpaced net sales growth in both periods primarily due to increased trade-promotion spending (approximately 130 basis points and 70 basis points, respectively) and unfavorable product mix (approximately 110 basis points and 140 basis points, respectively).

The increase in earnings before income taxes in both periods was primarily due to higher net sales and lower commodity costs of $6 and $10, respectively.

INTERNATIONAL

	Three Months Ended			Six Months Ended
	12/31/2009	12/31/2008	% Change	12/31/2009	12/31/2008	% Change
Net sales	$309	$256	21%	$597	$532	12%
Earnings before income taxes	39	35	11%	86	69	25%

Net sales, volume and earnings before income taxes increased in the current periods as compared to the year-ago periods. Volume growth of 1% in the current quarter and 2% during the six months ended December 31, 2009, was primarily driven by increased shipments of bleach and other disinfecting products in Latin America due to increased demand as a result of the H1N1 flu pandemic.

Net sales growth outpaced volume growth in the current quarter primarily due to price increases (approximately 1,040 basis points) and the impact of favorable foreign exchange rates (approximately 770 basis points). Net sales growth outpaced volume growth during the six months ended December 31, 2009, primarily due to price increases (approximately 1,070 basis points).

The increase in earnings before income taxes for the current period was primarily due to increased sales. This was partially offset by a foreign currency loss of $12 from remeasuring Venezuela's net monetary USD-denominated liabilities using the parallel market exchange rate, foreign currency transaction losses of $7 also from Venezuela as a result of converting local currency to U.S. dollars through the parallel market currency exchange rate to pay for certain inventory purchases (see “Operating Activities” section below), and higher advertising of $7 behind infection control support and new product launches.

The increase in earnings before income taxes during the six months ended December 31, 2009, was primarily due to increased sales. This was partially offset by Venezuela foreign currency transaction losses of $15, the foreign currency remeasurement loss of $12 from Venezuela described above, higher advertising of $9 and the negative impact of foreign exchange rates of $9.

CORPORATE

	Three Months Ended			Six Months Ended
	12/31/2009	12/31/2008	% Change	12/31/2009	12/31/2008	% Change
Loss before income taxes	$(66)	$(76)	(13)%	$(127)	$(156)	(19)%

The decrease in losses before income taxes attributable to Corporate during the current periods was primarily due to lower interest expense primarily due to a decline in average debt balances and a decrease in average interest rate paid on commercial paper borrowings. Also contributing to the decrease in losses before income taxes for the six months ended December 31, 2009, were lower consulting costs.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remains strong as of December 31, 2009. Net cash provided by operations was $246 for the six months ended December 31, 2009 as compared to $191 for the year-ago period. The increase was primarily due to higher net earnings and the positive cash impact of changes in working capital, partially offset by a $33 million voluntary pension plan contribution made during the first quarter of fiscal year 2010. Based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2010.

Foreign currency translation

Prior to December 31, 2009, the Company translated its Venezuelan subsidiary’s financial statements using Venezuela’s official exchange rate, which had been fixed by the Venezuelan government at 2.15 Bolivar Fuertes (VEF) to the U.S. dollar. However, the Company’s access to the official exchange rate has become increasingly limited due to delays in obtaining U.S. dollars through the government sponsored currency exchange process at the official exchange rate and the removal of some products from the official list of items that may be imported at the official exchange rate. This has led to the substantial use of the parallel market currency exchange rate to convert VEFs to U.S. dollars to pay for certain imported inventory purchases. The parallel market currency exchange rate represents the rates negotiated with local financial intermediaries. Due to these circumstances, effective December 31, 2009, the Company began translating its Venezuelan subsidiary’s financial statements using the parallel market currency exchange rate, the rate at which the Company expects to be able to remit dividends or return capital. The rate used at December 31, 2009, was 5.87 VEF to the U.S. dollar. On a pre-tax basis, the translation resulted in a remeasurement loss of $12.

During the three and six months ended December 31, 2009, net sales in Venezuela were approximately 3% of total Company net sales. As of December 31, 2009, total assets in Venezuela were approximately 1% of total Company assets.

Effective January 1, 2010, according to accounting principles generally accepted in the United States of America (U.S. GAAP), Venezuela has been designated as a hyper-inflationary economy. A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period. The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. Bolivar denominated monetary assets will be remeasured at the parallel market currency rate and will be recognized in earnings rather than in currency translation adjustment on the balance sheet.

The Company estimates pre-tax foreign currency losses for Venezuela of approximately $20 or about 9 cents per diluted share in the second half of fiscal 2010, resulting primarily from transacting at the parallel market currency rate. The Company further estimates that net sales will be reduced by approximately 2% during the same period.

Working Capital

The Company’s working capital, defined in this context as total current assets net of total current liabilities, increased by $488 from June 30, 2009 to December 31, 2009, principally due to a decrease in notes and loans payable by $396 resulting from the use of proceeds from a new bond issuance (See “Financing Activities” below) and other Company cash flows to pay down commercial paper. Also contributing to the increase in working capital was a decrease in accounts payable and accrued liabilities primarily driven by a $54 reduction as a result of improved vendor accounts management and timing of vendor payments, and a $28 reduction related to the payment of the fiscal year 2009 annual incentive program and value sharing awards, net of fiscal year 2010 first half annual incentive and value sharing accruals.

Investing Activities

Capital expenditures were $76 during the six months ended December 31, 2009, compared to $84 in the comparable prior year period. Capital spending as a percentage of net sales was 2.9% during the six months ended December 31, 2009, compared to 3.2% during the six months ended December 31, 2008. Higher capital spending during the six months ended December 31, 2008, was driven primarily by the Company’s manufacturing network consolidation efforts.

In January 2010, the Company acquired the assets of Caltech Industries, a company which provides disinfectants for the health care industry, for an aggregate price of $23, with the objective of expanding the Company’s capabilities in the areas of health and wellness. In connection with the purchase, the Company acquired Caltech Industries’ facility and its employees. The transaction was structured as an all cash acquisition.

Financing Activities

Net cash used for financing activities was $225 for the six months ended December 31, 2009, compared to net cash used for financing activities of $210 in the comparable prior year period. The increase in cash used for financing activities was primarily due to an increase in dividend payment.

In November 2009, the Company issued $300 of long-term debt in senior notes. The notes carry an annual fixed interest rate of 3.55% payable semi-annually in May and November. The notes mature on November 1, 2015. Proceeds from the notes were used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

At December 31, 2009, the Company had $22 of commercial paper outstanding at a weighted average interest rate of 0.3%. In January 2010, $575 of debt became due and was paid. The Company funded the debt repayment through the use of commercial paper and to a lesser extent, operating cash flows. The Company continues to successfully issue commercial paper. Continued volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets in the future. Notwithstanding these adverse market conditions, the Company believes that current cash balances and cash generated by operations, together with access to external sources of funds as described below, will be sufficient to meet the Company’s operating and capital needs in the foreseeable future.

Credit Arrangements

At December 31, 2009, the Company had a $1,100 revolving credit agreement with an expiration date of April 2013. There were no borrowings under this revolving credit arrangement, which the Company believes is now available and will continue to be available for general corporate purposes and to support commercial paper issuances. The revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to EBITDA for the trailing 4 quarters (EBITDA ratio), as defined in the Company’s lending agreements, of 3.25. EBITDA, as defined by the revolving credit agreement, may not be comparable to similarly titled measures used by other entities. The Company’s EBITDA ratio at December 31, 2009, was 2.45.

The following table sets forth the calculation of the EBITDA ratio, as defined in the Company’s lending agreement, at December 31, 2009:

	3/31/2009	6/30/2009	9/30/2009	12/31/2009	Total
Net earnings	$153	$170	$157	$110	$590
Add back:
Interest expense	39	36	36	37	148
Income tax expense	80	91	87	53	311
Depreciation and amortization	49	48	48	47	192
Asset impairment charges	-	3	-	-	3
Deduct:
Interest income	(1)	(1)	(1)	(1)	(4)
EBITDA	$320	$347	$327	$246	$1,240
	Debt at December 31, 2009				$3,035
			EBITDA ratio		2.45

The Company is in compliance with all restrictive covenants and limitations as of December 31, 2009. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future.

The Company continues to monitor the financial markets and assess its ability to fully draw under its revolving credit facility, but expects that any drawing under the facility will be fully funded.

In addition, the Company had $45 of foreign working capital credit lines and other facilities at December 31, 2009, of which $31 was available for borrowing. The Company was also a party to letters of credit of $20, primarily related to one of its insurance carriers.

Share Repurchases

The Company has two share repurchase programs: an open-market purchase program, which had, as of December 31, 2009, a total authorization of $750, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

The Company did not repurchase any shares during the three or six month periods ended December 31, 2009 and 2008.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $18 and 19 at December 31, 2009 and June 30, 2009, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2009 and June 30, 2009. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three and six months ended December 31, 2009 and 2008, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

Recently adopted pronouncements

On July 1, 2009, the Company adopted a new accounting standard which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities that must be included in the computation of earnings per share pursuant to the two-class method. These payment awards were previously not considered participating securities. Accordingly, the Company’s unvested performance units, restricted stock awards and restricted stock units that provide such nonforfeitable rights are now considered participating securities in the calculation of net earnings per share (EPS). The Company’s share-based payment awards granted in fiscal year 2010 are not participating securities. The new standard requires the retrospective adjustment of the Company’s earnings per share data. The impact of the retrospective adoption of the new accounting standard on the fiscal year 2009 reported EPS data was as follows:

	Basic		Diluted
	As previously		As previously
	reported	As restated	reported	As restated
Three months ended December 31, 2008	$0.62	$0.62	$0.62	$0.61
Six months ended December 31, 2008	1.55	1.53	1.52	1.51

Three months ended March 31, 2009	1.09	1.08	1.08	1.08
Nine months ended March 31, 2009	2.64	2.61	2.60	2.59

Three months ended June 30, 2009	1.22	1.21	1.20	1.20
Year ended June 30, 2009	3.86	3.82	3.81	3.79

The calculation of EPS under the new accounting standard is disclosed in Note 7 to Condensed Consolidated Financial Statements.

On July 1, 2009, the Company adopted a new accounting standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including contingent liabilities, and any noncontrolling interest in an acquired business. The new accounting standard also provides for recognizing and measuring the goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the new accounting standard had no impact on the condensed consolidated financial statements.

On July 1, 2009, the Company adopted a new accounting standard which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. The new standard establishes accounting and reporting standards that require the noncontrolling interest to be reported as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. The adoption of the new accounting standard had no material impact on the condensed consolidated financial statements.

On July 1, 2009, the Company adopted a new accounting standard which requires disclosures about fair value of financial instruments in interim financial information (See Note 3 to Condensed Consolidated Financial Statements). The Company already complies with the provisions of this accounting standard for its annual reporting.

On July 1, 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the condensed consolidated financial statements.

On September 30, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification). The Codification is the single official source of authoritative U.S. GAAP (other than the SEC’s views), superseding all other accounting literature except that issued by the SEC. The adoption of the Codification had no impact on the condensed consolidated balance sheets, statements of operations or cash flows.

Pronouncements to be adopted

On December 30, 2008, the FASB issued an accounting standard that will require additional disclosures about the major categories of plan assets and concentrations of risk for an employer’s plan assets of a defined benefit pension or other postretirement plan, as well as disclosure of fair value levels, similar to the disclosure requirements of the fair value measurements accounting standard. This standard is effective for fiscal years ending after December 15, 2009, with early application permitted. The Company will provide these enhanced disclosures about plan assets in its 2010 Annual Report on Form 10-K.

In January 2010, the FASB issued an accounting standard update (ASU) to Fair Value Measurements and Disclosures. This ASU requires some new disclosures and clarifies existing disclosure requirements about fair value measurement. Specifically, the Company will be required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to also describe the reasons for the transfers. This ASU is applicable for the Company beginning in its fiscal 2010 third quarter. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements disclosures.

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to: unfavorable general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation, and the financial condition of our customers, suppliers and service providers; foreign currency exchange rate and interest rate fluctuations; unfavorable political conditions in international markets and risks relating to international operations; the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, agricultural commodities and other raw materials; increases in energy costs; the impact of the volatility of the debt markets on the Company’s cost of borrowing and access to funds, including commercial paper and its credit facility; risks relating to changes in the Company’s capital structure; risks arising from declines in cash flow, whether resulting from tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise; changes in the Company’s tax rate; the success of the Company’s strategies, including its previously announced Centennial Strategy; risks relating to acquisitions, mergers and divestitures, including the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its Supply Chain Restructuring and Other restructuring plan changes; the need for any unanticipated restructuring or asset-impairment charges; the success of new products and the ability of the Company to develop products that delight the consumer; consumer and customer reaction to price increases; risks related to customer concentration; customer-specific ordering patterns and trends; competitive actions; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in supplier relationships, including sole-supplier relationships; risks related to the handling and/or transportation of hazardous substances, including but not limited to chlorine; risks related to the conversion of the Company’s information systems, including potential disruptions and costs; risks arising out of natural disasters; the impact of disease outbreaks, epidemics or pandemics on the Company’s operations; risks inherent in litigation; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers; the ability to manage and realize the benefit of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology and related services by third parties; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation including class action litigation; and the Company’s ability to maintain its business reputation and the reputation of its brands.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

There have not been any material changes to the Company’s market risk during the three and six months ended December 31, 2009. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

PART II – OTHER INFORMATION (Unaudited)

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2010.

	[a]	[b]	[c]	[d]
			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
	Total Number of		Purchased as Part of	Value) that May Yet
	Shares (or Units)	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased(1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)
October 1 to 31, 2009	13,707	$57.53	-	$750,000,000
November 1 to 30, 2009	959	$59.02	-	$750,000,000
December 1 to 31, 2009	1,228	$59.63	-	$750,000,000
____________________

(1)	The shares purchased in October, November and December 2009 relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the exercise of stock options and vesting of restricted stock, restricted stock units and performance units.

(2)	On May 13, 2008, the board of directors approved a new $750,000,000 share repurchase program, all of which remains available for repurchase as of June 30, 2009. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 4. Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of The Clorox Company was held on November 18, 2009. The following individuals were elected as directors for terms expiring at the next annual meeting of the stockholders.

	FOR	AGAINST	ABSTAINED
Daniel Boggan, Jr.	115,176,316	1,879,615	283,873
Richard H. Carmona	115,235,564	1,842,018	262,222
Tully M. Friedman	115,322,530	1,751,394	265,880
George J. Harad	115,422,333	1,637,082	280,389
Donald R. Knauss	114,713,624	2,357,418	268,762
Robert W. Matschullat	114,914,998	2,162,153	262,653
Gary G. Michael	116,113,063	943,868	282,873
Edward A. Mueller	112,896,429	4,173,567	269,808
Jan L. Murley	115,308,173	1,759,714	271,917
Pamela Thomas-Graham	116,025,142	1,032,290	282,372
Carolyn M. Ticknor	116,182,335	921,362	236,107

Stockholders also acted upon the following proposals at the Annual Meeting:

A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year ending June 30, 2010, was approved. There were 116,716,627 votes in favor of the proposal, 414,468 against and 208,709 abstentions.

A stockholder proposal was not approved. There were 18,193,558 votes in favor of the proposal, 74,929,616 against, 23,820,307 abstentions and 23,820,307 broker non-votes.

Item 6. Exhibits

(a) Exhibits

3.2	Bylaws (amended and Restated) of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 20, 2009, incorporated herein by reference.)

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 5, 2010	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.