Form 10-Q
period 2010-03-31
CLOROX CO /DE/
filed 2010-05-04
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.
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
———————
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

As of March 31, 2010, there were 140,841,235 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

The Clorox Company

PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Net sales	$1,366	$1,350	$4,017	$3,950
Cost of products sold	749	739	2,220	2,291
Gross profit	617	611	1,797	1,659

Selling and administrative expenses	182	174	544	530
Advertising costs	127	125	381	351
Research and development costs	30	27	86	81
Restructuring costs	-	14	4	16
Interest expense	34	39	107	125
Other expense (income), net	1	(1)	25	6
Earnings before income taxes	243	233	650	550
Income taxes	78	80	218	183
Net earnings	$165	$153	$432	$367

Earnings per share
Basic	$1.17	$1.08	$3.06	$2.61
Diluted	$1.16	$1.08	$3.04	$2.59

Weighted average shares outstanding (in thousands)
Basic	140,764	139,213	140,270	138,919
Diluted	142,014	140,002	141,509	140,078

Dividend declared per share	$0.50	$0.46	$1.50	$1.38

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	3/31/2010	6/30/2009
ASSETS
Current assets
Cash and cash equivalents	$241	$206
Receivables, net	556	486
Inventories, net	423	366
Other current assets	118	122
Total current assets	1,338	1,180
Property, plant and equipment, net	935	955
Goodwill	1,658	1,630
Trademarks, net	565	557
Other intangible assets, net	100	105
Other assets	147	149
Total assets	$4,743	$4,576

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Notes and loans payable	$586	$421
Current maturities of long-term debt	300	577
Accounts payable	342	381
Accrued liabilities	478	472
Income taxes payable	66	86
Total current liabilities	1,772	1,937
Long-term debt	2,132	2,151
Other liabilities	610	640
Deferred income taxes	49	23
Total liabilities	4,563	4,751

Contingencies
Stockholders’ equity (deficit)
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at March 31, 2010 and June 30, 2009; and 140,841,235 and 139,157,976 shares
outstanding at March 31, 2010 and June 30, 2009, respectively	159	159
Additional paid-in capital	599	579
Retained earnings	838	640
Treasury shares, at cost: 17,900,226 and 19,583,485 shares at March 31, 2010 and
June 30, 2009, respectively	(1,109)	(1,206)
Accumulated other comprehensive net losses	(307)	(347)
Stockholders’ equity (deficit)	180	(175)
Total liabilities and stockholders’ equity (deficit)	$4,743	$4,576

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended
	3/31/2010	3/31/2009
Operating activities:
Net earnings	$432	$367
Adjustments to reconcile earnings from operations:
Depreciation and amortization	139	142
Share-based compensation	46	45
Deferred income taxes	21	(4)
Net loss on disposition of assets	-	5
Other	(19)	19
Changes in:
Receivables, net	(60)	21
Inventories, net	(50)	(42)
Other current assets	(3)	(20)
Accounts payable and accrued liabilities	(41)	(101)
Income taxes payable	(22)	(9)
Net cash provided by operations	443	423

Investing activities:
Capital expenditures	(111)	(135)
Businesses acquired, net of cash acquired	(19)	-
Other	2	(2)
Net cash used for investing activities	(128)	(137)

Financing activities:
Notes and loans payable, net	163	(211)
Long-term debt borrowings	297	-
Long-term debt repayments	(590)	-
Cash dividends paid	(211)	(193)
Issuance of common stock for employee stock plans, and other	61	37
Net cash used for financing activities	(280)	(367)
Effect of exchange rate changes on cash and cash equivalents	-	(16)
Net increase (decrease) in cash and cash equivalents	35	(97)
Cash and cash equivalents:
Beginning of year	206	214
End of year	$241	$117

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2010 and 2009, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. The results for the interim period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010, or for any future period.

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

Foreign Currency Translation

Prior to December 31, 2009, the Company translated its Venezuelan subsidiary’s financial statements using Venezuela’s official exchange rate, which had been fixed by the Venezuelan government at 2.15 bolivar fuertes (VEF) to the U.S. dollar. However, the Company’s access to the official exchange rate has become increasingly limited due to delays in obtaining U.S. dollars through the government-sponsored currency exchange process at the official exchange rate and the removal of some products from the official list of items that may be imported at the official exchange rate. This has led to the substantial use of the parallel market currency exchange rate to convert VEFs to U.S. dollars to pay for certain imported inventory purchases. The parallel market currency exchange rate represents the rates negotiated with local financial intermediaries. Due to these circumstances, effective December 31, 2009, the Company began translating its Venezuelan subsidiary’s financial statements using the parallel market currency exchange rate, the rate at which the Company expects to be able to remit dividends or return capital. The rate used at December 31, 2009, was 5.87 VEF to the U.S. dollar. On a pre-tax basis, this change in the rate used for converting these currencies resulted in additional remeasurement losses of $12 for the three months ended December 31, 2009, which related primarily to U.S. dollar denominated inventory purchases.

Effective January 1, 2010, Venezuela was designated as a hyper-inflationary economy for purposes of U.S. GAAP. A hyper-inflationary economy designation occurs when a country has experienced cumulative rates of inflation of approximately 100 percent or more over a 3-year period. The hyper-inflationary designation requires the Company’s subsidiary in Venezuela to remeasure its financial statements as if the functional currency were the reporting currency or U.S. dollar. Bolivar denominated monetary assets and liabilities are remeasured at the parallel market currency rate and are recognized in earnings rather than as a component of Accumulated Other Comprehensive Net Losses on the balance sheet. The remeasurement loss as a result of using the parallel market currency exchange rate for the three and nine months ended March 31, 2010, was approximately $2 and $14, respectively. The rate used at March 31, 2010, was 7.05 VEF to the U.S. dollar.

NOTE 1. INTERIM FINANCIAL STATEMENTS (Continued)

During the three and nine months ended March 31, 2010, net sales in Venezuela were approximately 1% and 2%, respectively, of total Company net sales. As of March 31, 2010, total assets in Venezuela were approximately 1% of total Company assets.

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

	Basic		Diluted
	As previously reported	As restated	As previously reported	As restated
Three months ended March 31, 2009	$1.09	$1.08	$1.08	$1.08
Nine months ended March 31, 2009	2.64	2.61	2.60	2.59

Three months ended June 30, 2009	1.22	1.21	1.20	1.20
Year ended June 30, 2009	3.86	3.82	3.81	3.79

The calculation of EPS under the new accounting standard is disclosed in Note 8.

On July 1, 2009, the Company adopted a new accounting standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including contingent liabilities, and any noncontrolling interest in an acquired business. The new accounting standard also provides for recognizing and measuring the goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of this standard were applied during the Company’s most recent acquisition (See Note 2).

On July 1, 2009, the Company adopted a new accounting standard which requires disclosures about fair value of financial instruments in interim financial information (See Note 4). The Company already complies with the provisions of this accounting standard for its annual reporting.

On July 1, 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the condensed consolidated financial statements or disclosures.

On January 1, 2010, the Company adopted the provisions of the accounting standard on fair value measurements and disclosures which requires some new disclosures and clarifies existing disclosure requirements about fair value measurements. Specifically, the Company is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to also describe the reasons for the transfers. The adoption of these provisions did not have an impact on the condensed consolidated financial statements disclosures.

NOTE 1. INTERIM FINANCIAL STATEMENTS (Continued)

Pronouncements to be adopted

On December 30, 2008, the FASB issued an accounting standard that will require additional disclosures about the major categories of plan assets and concentrations of risk for an employer’s plan assets of a defined benefit pension or other postretirement plan, as well as disclosure of fair value levels, similar to the disclosure requirements of the fair value measurements accounting standard. In accordance with the transition requirement, the Company will provide these enhanced disclosures about plan assets in its 2010 Annual Report on Form 10-K.

NOTE 2. BUSINESS ACQUIRED

In January 2010, the Company acquired the assets of Caltech Industries Inc., a company which provides disinfectants for the health care industry, for an aggregate price of $24, with the objective of expanding the Company’s capabilities in the areas of health and wellness. The final purchase price will be subject to certain tax adjustments. In connection with the purchase, the Company acquired Caltech Industries’ facility and its workforce. The Company paid for the acquisition in cash.

Net assets acquired, at fair value, included inventory of $2 and other assets of $4, goodwill of $9, trademarks of $6, customer list of $2, product formulae of $2 and other liabilities of $1. The trademarks, customer list and product formulae will be amortized over a period of 3, 15 and 10 years, respectively. Goodwill represents a substantial portion of the acquisition proceeds due to the high growth rate of the use of disinfecting products in the healthcare industry. Additional changes to the fair values of the assets acquired and liabilities assumed may be recorded as the Company finalizes its determination of the fair value of intangible assets acquired.

Operating results of the acquired business are included in the consolidated net earnings in the Cleaning reportable segment, from the acquisition date, for the three and nine months ended March 31, 2010. Pro forma results of the Company, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

NOTE 3. RESTRUCTURING

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

The following table summarizes restructuring costs, primarily severance, associated with the Company’s Supply Chain and Other restructuring plan by affected reportable segment, with unallocated amounts set forth in Corporate:

	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Cleaning	$-	$1	$2	$3
International	-	2	-	2
Corporate	-	11	2	11
Total Company	$-	$14	$4	$16

In addition to the restructuring costs described above, for the three months ended March 31, 2010, the Company recognized in cost of products sold restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1. For the nine months ended March 31, 2010, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $2 and $7, included in selling and administrative expenses and cost of products sold, respectively.

NOTE 3. RESTRUCTURING (Continued)

For the three months ended March 31, 2009, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1 and $4, included in selling and administrative expenses and cost of products sold, respectively. For the nine months ended March 31, 2009, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1 and $11, included in selling and administrative expenses and cost of products sold, respectively.

The following table summarizes restructuring-related costs associated with the Company’s Supply Chain and Other restructuring plan by affected reportable segment, with unallocated amounts set forth in Corporate:

	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Cleaning	$1	$4	$4	$7
Household	-	-	3	3
International	-	-	-	1
Corporate	-	1	2	1
Total Company	$1	$5	$9	$12

Total costs associated with the Supply Chain and Other restructuring plan since inception through March 31, 2010, were $111, of which $35, $43, $12 and $21 were related to the Cleaning, Household, International segments and Corporate, respectively.

The Company anticipates incurring approximately $17 to $23 of Supply Chain and Other restructuring-related charges in fiscal year 2010, of which approximately $2 are expected to be noncash related. The Company anticipates approximately $6 to $8 of the fiscal year 2010 charges to be in Corporate and $8 to $10 to be in the Cleaning segment, of which approximately $6 to $8 are expected to be recognized as cost of products sold charges. The remaining estimated charges of $3 to $5 are expected to be recognized as cost of products sold in the Household segment. The total anticipated charges related to the Supply Chain and Other restructuring plan for the fiscal years 2011 and 2012 are estimated to be approximately $10 to $12.

The following table reconciles the accrual for the Supply Chain and Other restructuring charges discussed above:

	Severance	Accumulated Depreciation	Other	Total
Accrual Balance as of June 30, 2009	$15	$-	$-	$15
Charges	2	2	2	6
Cash payments	(3)	-	(2)	(5)
Charges against assets	-	(2)	-	(2)
Accrual Balance as of September 30, 2009	14	-	-	14
Charges	-	1	5	6
Cash payments	(5)	-	(5)	(10)
Charges against assets	-	(1)	-	(1)
Accrual Balance as of December 31, 2009	9	-	-	9
Charges	-	-	1	1
Cash payments	(2)	-	(1)	(3)
Adjustments	(1)	-	-	(1)
Accrual Balance as of March 31, 2010	$6	$-	$-	$6

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in future periods.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company is exposed to certain commodity and foreign currency risks relating to its ongoing business operations. The Company uses commodity futures and swap contracts to fix the price of a portion of its forecasted raw material requirements. Contract maturities, which are generally no longer than 18 months, are matched to the length of the raw material purchase contracts. The Company also enters into certain foreign currency related derivative contracts to manage a portion of the Company’s foreign exchange risk associated with the purchase of inventory. These foreign currency contracts generally have durations no longer than twelve months.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedge, and on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts of forecasted purchases for raw materials and its foreign currency forward contracts of forecasted purchases of inventory as cash flow hedges. During the three and nine months ended March 31, 2010, the Company had no hedging instruments designated as fair value hedges.

For derivative instruments designated and qualifying as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net gain at the reporting date expected to be reclassified into earnings within the next twelve months is $4. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended March 31, 2010 and 2009, and the nine months ended March 31, 2010, the hedge ineffectiveness was not material.

The Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

		Fair value
	Balance Sheet location	3/31/2010	6/30/2009
Assets
Commodity purchase contracts	Other current assets	$5	$6

Liabilities
Foreign exchange contracts	Accrued liabilities	$(1)	$-
Commodity purchase contracts	Accrued liabilities	(1)	(21)
		$(2)	$(21)

The effects of derivative instruments on OCI and on the statement of earnings were as follows:

	Gain (Loss) recognized in OCI			Gain (Loss) reclassified from OCI and recognized in earnings
Cash flow hedges	Three months ended 3/31/2010	Three months ended 3/31/2009	Nine months ended 3/31/2010	Three months ended 3/31/2010	Three months ended 3/31/2009	Nine months ended 3/31/2010
Commodity purchase contracts	$(2)	$(5)	$-	$(2)	$(11)	$(19)
Foreign exchange contracts	(1)	-	(3)	(1)	2	(2)
Total	$(3)	$(5)	$(3)	$(3)	$(9)	$(21)

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The gains (losses) reclassified from OCI and recognized in earnings are included in cost of products sold.

As of March 31, 2010, the net notional value of commodity derivatives was $103, of which $61 related to diesel fuel, $21 related to jet fuel, $18 related to soybean oil, $2 related to crude oil and $1 related to unleaded gas.

As of March 31, 2010, the Company had outstanding foreign currency forward contracts used to hedge forecasted purchases of inventory of $18 and $3 related to its subsidiaries in Canada and Australia, respectively.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. There was no collateral posted at March 31, 2010.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard and Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of March 31, 2010, the Company and each of its counterparties maintained investment grade ratings with both Standard and Poor’s and Moody’s.

U.S. GAAP prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

At March 31, 2010, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year were level 2 commodity purchase contracts with a fair value of $5 (included in other current assets), and commodity purchase and foreign exchange contracts with a fair value of $1 and $1, respectively, (included in accrued liabilities).

Commodity purchase contracts are fair valued using market quotations obtained off of the New York Mercantile Exchange.

The foreign exchange contracts are fair valued using information quoted by foreign exchange dealers.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and notes and loans payable approximate their fair values at March 31, 2010 and June 30, 2009, due to the short maturity and nature of those balances. The estimated fair value of long-term debt, including current maturities, was $2,608 and $2,816 at March 31, 2010 and June 30, 2009, respectively. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers.

NOTE 5. INVENTORIES, NET

Inventories, net, consisted of the following at:

	3/31/2010	6/30/2009
Finished goods	$360	$304
Raw materials and packaging	100	99
Work in process	4	4
LIFO allowances	(31)	(31)
Allowances for obsolescence	(10)	(10)
Total	$423	$366

NOTE 6. OTHER LIABILITIES

Other liabilities consisted of the following at:

	3/31/2010	6/30/2009
Venture agreement net terminal obligation	$273	$269
Employee benefit obligations	241	266
Taxes	60	65
Other	36	40
Total	$610	$640

NOTE 7. DEBT

In January 2010, $575 of debt became due and was paid. The Company funded the debt repayment through the use of commercial paper and, to a lesser extent, operating cash flows.

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

Diluted EPS for common stock reflects the earnings dilution that could occur from common shares that may be issued through stock options, restricted stock awards, performance units and restricted stock units that are not participating securities. Excluded from this calculation are amounts allocated to participating securities.

NOTE 8. NET EARNINGS PER SHARE (Continued)

The following are reconciliations of net earnings to net earnings applicable to common stock, and the number of common shares outstanding (in thousands) used to calculate basic EPS to those used to calculate diluted EPS:

	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Net earnings	$165	$153	$432	$367
Less: Earnings allocated to participating securities	-	(2)	(2)	(4)
Net earnings applicable to common stock	$165	$151	$430	$363

	Weighted Average Number of Shares Outstanding for the Three Months Ended		Weighted Average Number of Shares Outstanding for the Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Basic	140,764	139,213	140,270	138,919
Dilutive effect of stock options and other
(excludes participating securities)	1,250	789	1,239	1,159
Diluted	142,014	140,002	141,509	140,078

During the three and nine months ended March 31, 2010, the Company did not include stock options to purchase 2,743 thousand and 4,038 thousand shares, respectively, of the Company’s common stock, in the calculations of diluted EPS because their inclusion would be anti-dilutive.

During the three and nine months ended March 31, 2009, the Company did not include stock options to purchase 6,691 thousand and 5,239 thousand shares, respectively, of the Company’s common stock, in the calculations of diluted EPS because their inclusion would be anti-dilutive.

The Company did not repurchase any shares in the open market during the three and nine months ended March 31, 2010 and 2009.

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ equity (deficit), net of tax. Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Net earnings	$165	$153	$432	$367
Other comprehensive gains (losses), net of tax:
Foreign currency translation	10	(9)	27	(129)
Net derivative adjustments	(1)	2	10	(53)
Pension and postretirement benefit adjustments	1	1	3	2
Total comprehensive income	$175	$147	$472	$187

NOTE 10. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. The PPACA changes the tax treatment of federal subsidies received by sponsors of retiree health benefit plans that provide a benefit similar to Medicare Part D. These subsidies were previously non-taxable but will become taxable effective in tax years beginning after December 31, 2012. The Company has concluded that the impact of the future elimination of this tax deduction on its financial statements is and will be insignificant.

As of March 31, 2010 and June 30, 2009, the total amount of unrecognized tax benefits was $81 and $98, respectively, of which $77 and $91, respectively, would reduce income tax expense and the effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2010 and June 30, 2009, the total balance of accrued interest and penalties related to uncertain tax positions was $21 and $17, respectively. Interest and penalties included in income tax expense were $(1) and $4 for the three and nine months ended March 31, 2010, and $2 and $1 for the three and nine months ended March 31, 2009, respectively.

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

In the twelve months succeeding March 31, 2010, audit resolutions could potentially reduce total unrecognized tax benefits by up to $27, primarily as a result of cash settlement payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 11. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income and health care plans:

	Retirement Income Plans for the
	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Components of net periodic benefit cost (income):
Service cost	$2	$1	$7	$7
Interest cost	8	7	23	22
Expected return on plan assets	(8)	(7)	(23)	(21)
Amortization of unrecognized items	2	1	6	4
Total net periodic benefit cost	$4	$2	$13	$12

	Health Care Plans for the
	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Components of net periodic benefit cost (income):
Service cost	$-	$-	$1	$1
Interest cost	1	-	3	3
Amortization of unrecognized items	-	-	(1)	(1)
Total net periodic benefit cost	$1	$-	$3	$3

During the nine months ended March 31, 2010, the Company made discretionary contributions of $38 to the domestic qualified retirement income plan. The Company made an additional discretionary contribution of $5 in April 2010. Based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2010.

NOTE 12. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $16 and $19 at March 31, 2010 and June 30, 2009, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2010 and June 30, 2009. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three and nine months ended March 31, 2010 and 2009, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

NOTE 12. CONTINGENCIES (Continued)

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

NOTE 13. SEGMENT RESULTS (Continued)

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s net sales and earnings before income taxes, with amounts that are not allocated to the operating segments shown as Corporate.

	Net Sales
	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Cleaning	$451	$471	$1,378	$1,371
Household	408	407	1,123	1,188
Lifestyle	226	215	638	602
International	281	257	878	789
Corporate	-	-	-	-
Total Company	$1,366	$1,350	$4,017	$3,950

	Earnings (Losses) Before Income Taxes
	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Cleaning	$114	$111	$336	$304
Household	72	78	154	166
Lifestyle	82	74	226	197
International	47	47	133	116
Corporate	(72)	(77)	(199)	(233)
Total Company	$243	$233	$650	$550

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% of consolidated net sales for the three and nine months ended March 31, 2010, and 28% and 27% of consolidated net sales for the three and nine months ended March 31, 2009, respectively.

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
Corporate includes certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expenses. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances and other investments.

The Company primarily markets its leading brands in midsized categories considered to have attractive economic profit potential. Most of the Company’s products compete with other nationally-advertised brands within each category and with “private-label” brands.

The Company reported net earnings of $165 and $432 and diluted net earnings per share of $1.16 and $3.04 for the three and nine months ended March 31, 2010, respectively. This compares to net earnings of $153 and $367 and diluted net earnings per share of $1.08 and $2.59 for the three and nine months ended March 31, 2009, respectively. Restructuring-related charges were $0.00 and $0.06 per diluted share for the three and nine months ended March 31, 2010, respectively, and $0.09 and $0.13 per diluted share for the three and nine months ended March 31, 2009, respectively (See “Restructuring costs” below). The impact of foreign currency losses was $0.01 and $0.13 per diluted share for the three and nine months ended March 31, 2010, respectively, and $0.01 and $0.03 per diluted share for the three and nine months ended March 31, 2009, respectively. The foreign currency losses during the three and nine months ended March 31, 2010, include $0.01 and $0.06 per diluted share in remeasurement losses in Venezuela (See “Operating Activities” below). The effect of accounting for the Company’s business in Venezuela using the parallel market currency exchange rate instead of the prior official rate of 2.15 bolivar fuertes (VEF) (See “Operating Activities” below), excluding the remeasurement losses mentioned above, was $0.07 per diluted share during the three and nine months ended March 31, 2010.

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

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three and nine months ended March 31, 2010 (the current periods), to the three and nine months ended March 31, 2009 (the prior periods), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	3/31/2010	3/31/2009	% Change	3/31/2010	3/31/2009
Diluted net earnings per share	$1.16	$1.08	7%
Net sales	$1,366	$1,350	1%	100.0%	100.0%
Gross profit	617	611	1	45.2	45.3
Selling and administrative expenses	182	174	5	13.3	12.9
Advertising costs	127	125	2	9.3	9.3
Research and development costs	30	27	11	2.2	2.0

	Nine Months Ended			% of Net Sales
	3/31/2010	3/31/2009	% Change	3/31/2010	3/31/2009
Diluted net earnings per share	$3.04	$2.59	17%
Net sales	$4,017	$3,950	2%	100.0%	100.0%
Gross profit	1,797	1,659	8	44.7	42.0
Selling and administrative expenses	544	530	3	13.5	13.4
Advertising costs	381	351	9	9.5	8.9
Research and development costs	86	81	6	2.1	2.1

Diluted net earnings per share increased $0.08 and $0.45 in the current periods, respectively, compared to the prior periods. The increase in both periods was primarily due to price increases and cost savings partially offset by higher trade promotion spending. These factors were also offset by unfavorable commodity costs and unfavorable foreign exchange rates from Venezuela for the current quarter. There were also favorable foreign exchange rates in countries other than Venezuela for the current quarter. Favorable commodity costs also contributed to the increase for the nine months ended March 31, 2010 partially offset by increased advertising costs and foreign currency losses attributable to the Company’s operations in Venezuela (See “Operating Activities” below).

Net sales and volume increased in both periods as compared to the prior periods.

Volume growth of 3% for the current quarter was primarily driven by increased shipments of Clorox® disinfecting wipes, although the growth rate decreased due to reduced concerns about H1N1 flu and a mild general flu season, Hidden Valley® salad dressings and Fresh Step® cat litter. Also contributing to the increase in shipments were Kingsford® charcoal and disinfecting and fragranced cleaning products in Latin America. Partially offsetting these volume increases were lower shipments of Glad® food storage products primarily due to competitive activity and category softness.

Volume growth of 3% during the nine months ended March 31, 2010, was primarily driven by increased shipments of disinfecting products, although the growth rate decreased due to reduced concerns about H1N1 flu and a mild general flu season, increased shipments of Hidden Valley® salad dressing and Fresh Step® cat litter, due to increased promotional activity. Partially offsetting these volume increases were lower shipments of Glad® products primarily due to category softness, competitive activity and the Company’s exit from its private label food bags business.

Volume growth outpaced the growth in sales in both periods primarily due to increased trade promotion spending (160 basis points and 140 basis points, respectively) partially offset by pricing (90 basis points and 160 basis points, respectively). During the current quarter also reflects unfavorable foreign exchange rates from Venezuela (230 basis points) offset by favorable foreign exchange rates for other countries (200 basis points).

Gross margin decreased slightly in the current quarter and reflects approximately 170 basis points from cost savings, partially offset by approximately 120 basis points from unfavorable commodity costs.

Gross margin expansion for the nine months ended March 31, 2010, primarily reflects approximately 170 basis points from cost savings, 135 basis points from favorable commodity costs and 100 basis points from pricing.

Selling and administrative expenses increased in the current quarter primarily due to higher incentive compensation accruals. The increase during the nine months ended March 31, 2010, was primarily due to higher legal costs, consulting spending and incentive compensation accruals.

Advertising costs increased slightly in the current quarter compared to the prior period, as the Company continues to support its new products and established brands. The increase in advertising costs for the nine months ended March 31, 2010, was primarily driven by higher spending to support new product launches for International and to support the new product launch for Green Works™ natural laundry products. Also contributing to the increase for the nine months ended March 31, 2010, was higher spending to support Glad® premium trash bags and Burt’s Bees® natural personal care products.

Research and development costs increased slightly in comparison to the prior periods as the Company continues to support its new products and established brands.

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

The following table summarizes restructuring costs, primarily severance, associated with the Company’s Supply Chain and Other restructuring plan by affected reportable segment, with unallocated amounts set forth in Corporate:

	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Cleaning	$-	$1	$2	$3
International	-	2	-	2
Corporate	-	11	2	11
Total Company	$-	$14	$4	$16

In addition to the restructuring costs described above, for the three months ended March 31, 2010, the Company recognized in cost of products sold restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1. For the nine months ended March 31, 2010, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $2 and $7, included in selling and administrative expenses and cost of products sold, respectively.

For the three months ended March 31, 2009, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1 and $4, included in selling and administrative expenses and cost of products sold, respectively. For the nine months ended March 31, 2009, the Company recognized restructuring-related costs associated with the Supply Chain and Other restructuring plan of $1 and $11, included in selling and administrative expenses and cost of products sold, respectively.

The following table summarizes restructuring-related costs associated with the Company’s Supply Chain and Other restructuring plan by affected reportable segment, with unallocated amounts set forth in Corporate:

	Three Months Ended		Nine Months Ended
	3/31/2010	3/31/2009	3/31/2010	3/31/2009
Cleaning	$1	$4	$4	$7
Household	-	-	3	3
International	-	-	-	1
Corporate	-	1	2	1
Total Company	$1	$5	$9	$12

Total costs associated with the Supply Chain and Other restructuring plan since inception through March 31, 2010, were $111, of which $35, $43, $12 and $21 were related to the Cleaning, Household, International segments and Corporate, respectively.

The Company anticipates incurring approximately $17 to $23 of Supply Chain and Other restructuring-related charges in fiscal year 2010, of which approximately $2 are expected to be noncash related. The Company anticipates approximately $6 to $8 of the fiscal year 2010 charges to be in Corporate and $8 to $10 to be in the Cleaning segment, of which approximately $6 to $8 are expected to be recognized as cost of products sold charges. The remaining estimated charges of $3 to $5 are expected to be recognized as cost of products sold in the Household segment. The total anticipated charges related to the Supply Chain and Other restructuring plan for the fiscal years 2011 and 2012 are estimated to be approximately $10 to $12.

The following table reconciles the accrual for the Supply Chain and Other restructuring charges discussed above:

	Severance	Accumulated Depreciation	Other	Total
Accrual Balance as of June 30, 2009	$15	$-	$-	$15
Charges	2	2	2	6
Cash payments	(3)	-	(2)	(5)
Charges against assets	-	(2)	-	(2)
Accrual Balance as of September 30, 2009	14	-	-	14
Charges	-	1	5	6
Cash payments	(5)	-	(5)	(10)
Charges against assets	-	(1)	-	(1)
Accrual Balance as of December 31, 2009	9	-	-	9
Charges	-	-	1	1
Cash payments	(2)	-	(1)	(3)
Adjustments	(1)	-	-	(1)
Accrual Balance as of March 31, 2010	$6	$-	$-	$6

The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve charges in future periods.

Interest expense decreased by $5 and $18, respectively, in the current periods, primarily due to a lower weighted average interest rate for total debt and a decline in average debt balances.

Other expense (income), net increased $2 and $19, respectively, in the current periods. The increase during the nine months ended March 31, 2010, was primarily from recording the Venezuelan subsidiary’s financial statements using the parallel exchange rate instead of the official rate. This change in the rate used resulted in additional remeasurement losses of $12 and transaction losses of $15 (See “Operating Activities” below).

The effective tax rate was 32.2% and 33.3% for the current periods, respectively, as compared to 34.3% and 33.3% for the prior periods, respectively, on an unrounded basis. The lower rate in the current quarter was primarily due to reductions of uncertain tax positions in the current period.

On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law, and on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 was signed into law. The PPACA changes the tax treatment of federal subsidies received by sponsors of retiree health benefit plans that provide a benefit similar to Medicare Part D. These subsidies were previously non-taxable but will become taxable effective in tax years beginning after December 31, 2012. The Company has concluded that the impact of the future elimination of this tax deduction on its financial statements is and will be insignificant.

SEGMENT RESULTS

The following presents the results of operations from the Company’s reportable segments excluding certain unallocated costs included in Corporate:

CLEANING

	Three Months Ended			Nine Months Ended
	3/31/2010	3/31/2009	% Change	3/31/2010	3/31/2009	% Change
Net sales	$451	$471	(4)%	$1,378	$1,371	1%
Earnings before income taxes	114	111	3%	336	304	11%

Net sales declined while volume and earnings before income taxes increased during the current quarter as compared to the year-ago quarter. For the nine months ended March 31, 2010, net sales, volume and earnings before income taxes increased as compared to the year-ago period.

Volume increase of 1% in the current quarter and 4% during the nine months ended March 31, 2010, was primarily driven by increased shipments of Clorox Disinfecting Wipes® and disinfecting products, although the growth rate decreased due to reduced concerns about H1N1 flu and a mild general flu season. Also contributing to the volume increase for both periods were increased shipments of Pine-Sol®, offset by category softness in the auto category and lower shipments of Green Works™ products.

Volume growth outpaced net sales growth in both periods, primarily due to unfavorable product mix (approximately 290 basis points and 270 basis points, respectively) and increased trade promotion spending (approximately 190 basis points and 160 basis points, respectively).

The increase in earnings before income taxes for the current quarter was primarily driven by $9 of costs savings, including more efficient sourcing of raw materials and transportation costs, $6 of lower advertising costs and $5 of favorable commodity costs. These were partially offset by $6 of unfavorable product mix.

The increase in earnings before income taxes for the nine months ended March 31, 2010, was primarily driven by $26 of favorable commodity costs and $23 of cost savings, including more efficient sourcing of raw materials and transportation costs, the implementation of cost-effective packaging, including a concentrated formulation of Clorox 2 stain fighter and color booster, and packaging simplification. These were partially offset by unfavorable product mix of $20.

HOUSEHOLD

	Three Months Ended			Nine Months Ended
	3/31/2010	3/31/2009	% Change	3/31/2010	3/31/2009	% Change
Net sales	$408	$407	-%	$1,123	$1,188	(5)%
Earnings before income taxes	72	78	(8)%	154	166	(7)%

Net sales were flat, volume increased, while earnings before income taxes decreased during the current quarter, as compared to the year-ago quarter. For the nine months ended March 31, 2010, net sales, volume and earnings before income taxes declined as compared to the year-ago period.

Volume increases of 4% in the current quarter were primarily driven by higher shipments of Fresh Step® cat litter, Kingsford® charcoal products and Glad® trash bags, due to increased promotional activities. These increases were partially offset by lower shipments of Glad® food storage products primarily due to competitive activity and category softness.

Volume decline of 1% during the nine months ended March 31, 2010, was primarily driven by lower shipments of Glad® products primarily due to category softness, competitive activity and the Company’s exit from its private label food bags business, partially offset by increased shipments of Fresh Step® cat litter.

The variance between changes in volume and sales during both periods was primarily due to price declines on Glad® trash bags in the previous fiscal year (approximately 310 basis and 260 basis points, respectively) and higher trade promotion spending in response to competitive activity (approximately 240 basis points and 160 basis points, respectively). These factors, for the current quarter, were partially offset by the benefit of favorable product mix (approximately 260 basis points).

The decline in earnings before income taxes for the current quarter was primarily driven by lower sales of Glad® products and $14 of higher commodity, primarily resin, offset by $10 of cost savings primarily associated with the Company’s diversification of its supplier base and various manufacturing efficiencies.

The decline in earnings before income taxes for the nine months ended March 31, 2010, was primarily driven by lower sales of Glad® products and $8 of higher advertising, partially offset by $23 of cost savings primarily associated with the Company’s diversification of its supplier base and various manufacturing efficiencies and $21 of lower commodity costs, primarily resin.

LIFESTYLE

	Three Months Ended			Nine Months Ended
	3/31/2010	3/31/2009	% Change	3/31/2010	3/31/2009	% Change
Net sales	$226	$215	5%	$638	$602	6%
Earnings before income taxes	82	74	11%	226	197	15%

Net sales, volume and earnings before income taxes increased in the current periods as compared to the year-ago periods. Volume growth of 8% in the current quarter and during the nine months ended March 31, 2010, was primarily driven by Hidden Valley® salad dressings, due to increased promotional activities and increased shipments of Brita® pour-through water-filtration products. Also contributing to the current quarter were increased shipments of Burt’s Bees® natural personal care products.

Volume growth outpaced net sales growth in both periods primarily due to increased trade-promotion spending (220 basis points and 120 basis points, respectively) and unfavorable product mix (85 basis points and 270 basis points, respectively).

The increase in earnings before income taxes for both periods was primarily due to higher net sales and lower commodity costs of $3 and $14 in the current and prior periods, respectively.

INTERNATIONAL

	Three Months Ended			Nine Months Ended
	3/31/2010	3/31/2009	% Change	3/31/2010	3/31/2009	% Change
Net sales	$281	$257	9%	$878	$789	11%
Earnings before income taxes	47	47	-%	133	116	15%

Net sales and volume increased, while earnings before income taxes remained flat during the current quarter, as compared to the year-ago quarter. For the nine months ended March 31, 2010, net sales, volume and earnings before income taxes increased as compared to the year-ago period. Volume growth of 3% in the current quarter and 2% during the nine months ended March 31, 2010, was primarily driven by increased shipments of bleach and other disinfecting products in Latin America due to increased demand as a result of the H1N1 flu pandemic.

Net sales growth outpaced volume growth in the current periods driven by price increases.

The increase in earnings before income taxes during the nine months ended March 31, 2010, was primarily due to the $83 impact of price increases. This was partially offset by $16 of higher advertising, a $13 negative impact of foreign exchange rates, foreign currency transaction losses of $15, primarily in Venezuela as a result of converting local currency to U.S. dollars using the parallel market currency exchange rate for inventory purchases (see “Operating Activities” section below), and foreign currency loss of $12 from remeasuring Venezuela's net monetary U.S. dollar denominated liabilities using the parallel market exchange rate.

CORPORATE

	Three Months Ended			Nine Months Ended
	3/31/2010	3/31/2009	% Change	3/31/2010	3/31/2009	% Change
Loss before income taxes	$(72)	$(77)	(6)%	$(199)	$(233)	(15)%

The decrease in losses before income taxes attributable to Corporate during the current periods was primarily due to cost savings associated with the Company’s restructuring initiatives and lower interest expense, primarily due to a decrease in average interest rate paid on commercial paper borrowings and a decline in average debt balances. These decreases were partially offset by higher employee incentive compensation accruals during the current periods.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remains strong as of March 31, 2010. Net cash provided by operations was $443 for the nine months ended March 31, 2010, as compared to $423 for the year-ago period. The increase was primarily due to higher net cash earnings and the positive cash impact of changes in working capital, partially offset by a $38 voluntary domestic pension plan contribution made during the current period. Based on current pension funding rules, the Company is not required to make any contributions in fiscal year 2010.

Foreign currency translation

Prior to December 31, 2009, the Company translated its Venezuelan subsidiary’s financial statements using Venezuela’s official exchange rate, which had been fixed by the Venezuelan government at 2.15 VEF to the U.S. dollar. However, the Company’s access to the official exchange rate has become increasingly limited due to delays in obtaining U.S. dollars through the government-sponsored currency exchange process at the official exchange rate and the removal of some products from the official list of items that may be imported at the official exchange rate.

This has led to the substantial use of the parallel market currency exchange rate to convert VEFs to U.S. dollars to pay for certain imported inventory purchases. The parallel market currency exchange rate represents the rates negotiated with local financial intermediaries. Due to these circumstances, effective December 31, 2009, the Company began translating its Venezuelan subsidiary’s financial statements using the parallel market currency exchange rate, the rate at which the Company expects to be able to remit dividends or return capital. The rate used at December 31, 2009, was 5.87 VEF to the U.S. dollar. On a pre-tax basis, this change in the rate used for converting these currencies resulted in additional remeasurement losses of $12 for the three months ended December 31, 2009, which related primarily to U.S. dollar denominated inventory purchases.

Effective January 1, 2010 Venezuela was designated as a hyper-inflationary economy for purposes of accounting principles generally accepted in the United States of America. A hyper-inflationary economy designation occurs when a country has experienced cumulative rates of inflation of approximately 100 percent or more over a 3-year period. The hyper-inflationary designation requires the Company’s subsidiary in Venezuela to remeasure its financial statements as if the functional currency were the reporting currency or U.S. dollar. Bolivar denominated monetary assets and liabilities are remeasured at the parallel market currency rate and are recognized in earnings rather than as a component of Accumulated Other Comprehensive Net Losses on the balance sheet. The remeasurement loss as a result of using the parallel market currency exchange rate for the three and nine months ended March 31, 2010, was approximately $2 ($0.01 per diluted share) and $14 ($0.06 per diluted share), respectively. The rate used at March 31, 2010, was 7.05 VEF to the U.S. dollar.

The effect of accounting for the Company’s business in Venezuela using the parallel market currency exchange rate instead of the prior official rate of 2.15 VEF, excluding the remeasurement losses mentioned above, was $16 ($0.07 per diluted share) during the three and nine months ended March 31, 2010.

During the three and nine months ended March 31, 2010, net sales in Venezuela were approximately 1% and 2%, respectively, of total Company net sales. As of March 31, 2010, total assets in Venezuela were approximately 1% of total Company assets.

Working Capital

The Company’s working capital, defined in this context as total current assets net of total current liabilities, increased by $323 from June 30, 2009 to March 31, 2010, principally due to a decrease in current maturities of long-term debt by $277 as a result of a debt repayment (See “Financing Activities” below) offset by a reclassification of long-term debt that matures in February 2011 to current debt. Also contributing to the increase in working capital were increases in inventory, primarily due to off-season inventory builds in the Company’s charcoal business by approximately $43.

Investing Activities

Capital expenditures were $111 during the nine months ended March 31, 2010, compared to $135 in the comparable prior year period. Capital spending as a percentage of net sales was 2.8% during the nine months ended March 31, 2010, compared to 3.4% during the nine months ended March 31, 2009. Higher capital spending during the nine months ended March 31, 2009, was driven primarily by the Company’s manufacturing network consolidation efforts.

In January 2010, the Company acquired the assets of Caltech Industries, Inc., a company which provides disinfectants for the health care industry, for an aggregate price of $24, with the objective of expanding the Company’s capabilities in the areas of health and wellness. The final purchase price will be subject to certain tax adjustments. In connection with the purchase, the Company acquired Caltech Industries’ facility and its workforce. The Company paid for the acquisition in cash.

Net assets acquired, at fair value, included inventory of $2 and other assets of $4, goodwill of $9, trademarks of $6, customer list of $2, product formulae of $2 and other liabilities of $1. The trademarks, customer list and product formulae will be amortized over a period of 3, 15 and 10 years, respectively. Goodwill represents a substantial portion of the acquisition proceeds due to the high growth rate of the use of disinfecting products in the healthcare industry. Additional changes to the fair values of the assets acquired and liabilities assumed may be recorded as the Company finalizes its determination of the fair value of intangible assets acquired. Operating results of the acquired business are included in the consolidated net earnings in the Cleaning reportable segment, from the acquisition date, for the three and nine months ended March 31, 2010.

Financing Activities

Net cash used for financing activities was $280 for the nine months ended March 31, 2010, compared to net cash used for financing activities of $367 in the comparable prior year period. The decrease in cash used for financing activities was primarily due to increased commercial paper borrowings and issuance of long-term debt to partially finance long-term debt repayment and dividend payments.

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

At March 31, 2010, the Company had $584 of commercial paper outstanding at a weighted average interest rate of 0.3%. The Company continues to successfully issue commercial paper. The Company believes that current cash balances and cash generated by operations, together with access to external sources of funds as described below, will be sufficient to meet the Company’s operating and capital needs in the foreseeable future.

Credit Arrangements

At March 31, 2010, the Company had a $1,100 revolving credit agreement with an expiration date of April 2013. There were no borrowings under this revolving credit arrangement, which the Company believes is now available and will continue to be available for general corporate purposes and to support commercial paper issuances. The revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to EBITDA for the trailing 4 quarters (EBITDA ratio), as defined in the Company’s lending agreements, of 3.25. EBITDA, as defined by the revolving credit agreement, may not be comparable to similarly titled measures used by other entities. The Company’s EBITDA ratio at March 31, 2009, was 2.43.

The following table sets forth the calculation of the EBITDA ratio, as defined in the Company’s credit agreement, at March 31, 2010:

	6/30/2009	9/30/2009	12/31/2009	3/31/2010	Total
Net earnings	$170	$157	$110	$165	$602
Add back:
Interest expense	36	36	37	34	143
Income tax expense	91	87	53	78	309
Depreciation and amortization	48	48	47	44	187
Asset impairment charges	3	-	-	-	3
Deduct:
Interest income	(1)	(1)	(1)	-	(3)
EBITDA	$347	$327	$246	$321	$1,241
Debt at March 31, 2010					$3,018
EBITDA ratio					2.43

The Company is in compliance with all restrictive covenants and limitations as of March 31, 2010. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future.

The Company continues to monitor the financial markets and assess its ability to fully draw under its revolving credit facility, but expects that any drawing under the facility will be fully funded.

In addition, the Company had $55 of foreign working capital credit lines and other facilities at March 31, 2010, of which $39 was available for borrowing. The Company was also a party to letters of credit of $20, primarily related to one of its insurance carriers.

Share Repurchases

The Company has two share repurchase programs: an open-market purchase program, which had, as of March 31, 2010, a total authorization of $750, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

The Company did not repurchase any shares in the open market during the three or nine month periods ended March 31, 2010 and 2009.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

In the third quarter of fiscal year 2010, the Company performed its annual review of goodwill and indefinite-lived intangible assets and there were no instances of impairment identified during this review. The Company estimates fair value of goodwill and intangible assets using discounted cash flow analyses based on assumptions of future revenues, costs and after-tax cash flows. Changes in the assumptions included in the discounted cash flow analysis used in this review could materially impact the fair value estimates.

The Burt’s Bees reporting unit, which includes $614 of goodwill, was the most sensitive to changes in discounted cash flow assumptions used to estimate fair value. The fair value of the Burt’s Bees reporting unit was in excess of the book carrying value by approximately 5%. The Company is monitoring any events, circumstances, or changes in the Burt’s Bees business that might imply a reduction in the fair value and lead to an impairment of a portion of the goodwill.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $16 and $19 at March 31, 2010 and June 30, 2009, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2010 and June 30, 2009. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. If Ford is unable to pay its share of the response and remediation obligations, the Company would likely be responsible for such obligations. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three and nine months ended March 31, 2010 and 2009, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

	Basic		Diluted
	As previously reported	As restated	As previously reported	As restated
Three months ended March 31, 2009	$1.09	$1.08	$1.08	$1.08
Nine months ended March 31, 2009	2.64	2.61	2.60	2.59

Three months ended June 30, 2009	1.22	1.21	1.20	1.20
Year ended June 30, 2009	3.86	3.82	3.81	3.79

The calculation of EPS under the new accounting standard is disclosed in Note 8.

On July 1, 2009, the Company adopted a new accounting standard which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including contingent liabilities, and any noncontrolling interest in an acquired business. The new accounting standard also provides for recognizing and measuring the goodwill acquired in a business combination and requires disclosure of information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of this standard were applied during the Company’s most recent acquisition (See Note 2).

On July 1, 2009, the Company adopted a new accounting standard which requires disclosures about fair value of financial instruments in interim financial information (See Note 4). The Company already complies with the provisions of this accounting standard for its annual reporting.

On July 1, 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the condensed consolidated financial statements or disclosures.

On January 1, 2010, the Company adopted the provisions of the accounting standard on fair value measurements and disclosures which requires some new disclosures and clarifies existing disclosure requirements about fair value measurements. Specifically, the Company is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to also describe the reasons for the transfers. The adoption of these provisions did not have an impact on the condensed consolidated financial statements disclosures.

Pronouncements to be adopted

On December 30, 2008, the FASB issued an accounting standard that will require additional disclosures about the major categories of plan assets and concentrations of risk for an employer’s plan assets of a defined benefit pension or other postretirement plan, as well as disclosure of fair value levels, similar to the disclosure requirements of the fair value measurements accounting standard. In accordance with the transition requirement, the Company will provide these enhanced disclosures about plan assets in its 2010 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have not been any material changes to the Company’s market risk during the three and nine months ended March 31, 2010. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

PART II – OTHER INFORMATION (Unaudited)

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2010.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to 31, 2010	-	$	-	$ 750,000,000
February 1 to 28, 2010	-	$	-	$ 750,000,000
March 1 to 31, 2010	175	$61.88	-	$ 750,000,000
____________________

(1)	The shares purchased in March 2010 relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)	On May 13, 2008, the board of directors approved a new $750,000,000 share repurchase program, all of which remains available for repurchase as of March 31, 2010. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 5. Other Information

(a) None

(b) None

In addition, in the Quarterly Report on Form 10-Q filed on February 5, 2010, the Company reported the results of a vote on a stockholder proposal stating that there were 18,193,558 votes in favor of the proposal, 74,929,616 against, 23,820,307 abstentions and 23,820,307 broker non-votes. The number of abstentions is a typographical error. The correct number is 396,323.

Item 6. Exhibits

(a) Exhibits

10.27*	Form of Indemnification Agreement.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 4, 2010	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

10.27*	Form of Indemnification Agreement.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.