Form 10-K
period 2010-06-30
CLOROX CO /DE/
filed 2010-08-26
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-K
________________________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

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

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2009 (the last day of the most recently completed second quarter) was approximately $8.5 billion.

As of July 31, 2010, there were 138,931,910 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2010, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2010
TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for the year ended June 30, 2010, as updated from time to time in the Company’s SEC filings.

These factors include, but are not limited to:
  the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, sodium hypochlorite, agricultural commodities and other raw materials;

  increases in energy costs;

  the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and other restructuring plans;

  supply disruptions or any future supply constraints that may affect key commodities or product inputs;

  risks inherent in relationships with suppliers, including sole-source or single-source suppliers;

  risks related to the handling and/or transportation of hazardous substances, including, but not limited to, chlorine;

  the success of the Company’s strategies;

  the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology, procure to pay and other key services by third parties;

  risks relating to acquisitions, mergers and divestitures, including the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees acquisition;

  risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers, and the need to refine controls to adjust for accounting, financial reporting and other organizational changes or business conditions;

  the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation, including class action litigation;

  risks related to maintaining and updating the Company’s information systems, including potential disruptions, costs and the ability of the Company to implement adequate information systems in order to support the current business and to support the Company’s potential growth;

  the success of new products and the ability of the Company to develop products that delight the consumer;

  consumer and customer reaction to price increases;

  competitive actions;

  risks related to customer concentration;

  customer-specific ordering patterns and trends;

  risks arising out of natural disasters;

  the impact of disease outbreaks, epidemics or pandemics on the Company’s, suppliers’ or customers’ operations;

  changes in the Company’s tax rate;

  continuing unfavorable world-wide general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers;

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

  the need for any unanticipated restructuring or asset-impairment charges;

  risks arising from declines in cash flow, whether resulting from declining sales, higher cost levels, tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise; and

  the Company’s ability to maintain its business reputation and the reputation of its brands.
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

ITEM 1. BUSINESS

Overview of Business

The Company is a leading manufacturer and marketer of consumer and institutional products with approximately 8,300 employees worldwide and fiscal year 2010 net sales of $5.5 billion. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. It markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works® natural cleaning and laundry products, Poett® and Mistolín® cleaning products, Armor All® and STP® auto-care products, Fresh Step® and Scoop Away® cat litter, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® natural personal care products. The Company’s products are manufactured in more than two dozen countries and sold in more than 100 countries. The Company was founded in Oakland, Calif., in 1913 and is incorporated in Delaware.

The Company has developed a strategy focused on creating value by investing in new and existing sales channels, countries with profitable growth potential and categories, particularly those categories aligned with global consumer trends in the areas of health and wellness, sustainability and affordability, and appealing to a multicultural marketplace. The Company uses economic profit to drive enhanced performance, portfolio choices and resource allocation. Economic profit represents profit generated over and above the cost of capital used by the business to generate that profit. For information on recent business developments, refer to the information set forth under the caption “Executive Overview - Fiscal Year 2010 Summary” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 3 of Exhibit 99.1 hereto, incorporated herein by reference.

Financial Information About Operating Segments and Principal Products

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Lifestyle, Household and International. The four reportable segments consist of the following:
  Cleaning consists of laundry, home-care, professional products and auto-care products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches under the Clorox® brand and Clorox 2® stain fighter and color booster; home-care products, primarily under the Clorox® , Formula 409®, Liquid-Plumr® , Pine-Sol® , S.O.S® and Tilex® brands; natural cleaning and laundry products under the Green Works® brand; and auto-care products primarily under the Armor All® and STP® brands.

  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers, under the Glad® brand; cat litter products, under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

  Lifestyle consists of food products, water-filtration systems and filters marketed and sold in the United States and all natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley® and K C Masterpiece® brands; water-filtration systems and filters under the Brita® brand; and all natural personal care products under the Burt’s Bees® brand.

  International consists of products sold outside the United States, excluding natural personal care products. These products include home-care, laundry, auto-care, water filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Armor All®, STP®, Green Works®, Sabra®, Pine-Sol®, Agua Jane® , Ever Clean®, Chux®, Kingsford® and Hidden Valley® brands.

The Company is exploring strategic options to optimize value of its auto-care products business. Those options could include a sale of that business or could involve retaining the business in its current configuration, although no decisions have been made at this time.

The Company has three product lines that have accounted for 10% or more of total consolidated net sales during each of the past three fiscal years. In fiscal years 2010, 2009 and 2008, respectively, sales of liquid bleach represented approximately 13%, 13% and 14% of the Company’s total consolidated net sales, 25% of net sales in the Cleaning segment for each of the three fiscal years and 21%, 25% and 23% of net sales in the International segment. In fiscal years 2010, 2009 and 2008, respectively, sales of trash bags represented approximately 11%, 12% and 13% of the Company’s total consolidated net sales, approximately 31%, 33% and 34% of net sales in the Household segment and approximately 10%, 10% and 11% of net sales in the International segment. Sales of charcoal represented approximately 11% in fiscal year 2010 and approximately 10% in fiscal years 2009 and 2008, respectively, of the Company’s total consolidated net sales and approximately 36%, 32% and 30% of net sales in the Household segment, respectively.

Information for the last three fiscal years about the results of each of the Company’s reportable segments and identifiable assets as of the end of the last two fiscal years, reconciled to the consolidated results, are set forth below.

	Fiscal						Total
(Millions)	Year	Cleaning	Household	Lifestyle	International	Corporate (1)	Company
Net sales	2010	$1,838	$1,663	$864	$1,169	$-	$5,534
	2009	1,836	1,726	813	1,075	-	5,450
	2008	1,817	1,698	676	1,082	-	5,273

Earnings (losses) before
income taxes	2010	440	290	303	172	(280)	925
	2009	410	289	270	140	(298)	811
	2008	360	225	205	177	(274)	693

Identifiable assets	2010	1,211	788	1,378	907	271	4,555
	2009	1,043	724	1,316	895	598	4,576

(1)	Corporate includes certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expenses. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances, and other investments.

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

Financial Information about Foreign and Domestic Operations

For detailed financial information about the Company’s foreign and domestic operations, including net sales and long-lived assets by geographic area, see Note 21 – Segment Reporting of the Notes to Consolidated Financial Statements beginning on page 65 of Exhibit 99.1 hereto.

Sources and Availability of Raw Materials

The Company purchases raw material from numerous unaffiliated domestic and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials or services could adversely impact the Company. Key raw materials used by the Company include resin, jet fuel, chlor-alkali, sodium hypochlorite, corrugate, agricultural commodities and other raw materials. Sufficient raw materials were available during fiscal year 2010 and costs for materials continue to be volatile. During the first half of fiscal year 2010, the Company experienced moderate decline in commodity costs, and during the second half of fiscal year 2010, the Company experienced moderate commodity cost increases. The Company generally utilizes supply and forward-purchase contracts to help ensure availability and help manage the volatility of the pricing of raw materials needed in its operations. However, the Company is nonetheless highly exposed over the short term to changes in the price of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20 of Exhibit 99.1 hereto and “Risk Factors – Price increases in raw materials, energy, transportation and other necessary supplies or services could harm the Company’s profits” in Item 1.A.

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

Customers and Order Backlog

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% for fiscal years 2010 and 2009, and 26% for fiscal year 2008, of the Company’s total consolidated net sales. Order backlog is not a significant factor in the Company’s business.

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

Research and Development

The Company conducts research and development primarily at its Technical Center in Pleasanton, Calif. and also conducts research and development activities in Kennesaw, Ga.; Cincinnati, Oh.; Willowbrook, Il.; Midland, Mi.; Durham, NC; and Buenos Aires, Argentina. The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $119 million, $114 million, and $111 million in fiscal years 2010, 2009 and 2008, respectively, on direct research activities relating to the development of new products and/or the maintenance and improvement of existing products. In addition, the Company also obtains technologies for use in its products from third parties. Royalties relating to such technologies are reflected in the Company’s cost of sales. For further information regarding the Company’s research and development costs, see “Research and development costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 7 of Exhibit 99.1 hereto.

Environmental Matters

For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liability risks” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.

Number of Persons Employed

At June 30, 2010, the Company employed approximately 8,300 people.

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

ITEM 1.A. RISK FACTORS

The risks and uncertainties set forth below, as well as other factors described elsewhere in this Report or in other filings by the Company with the SEC, could adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business operations and financial results. Risks include:
  significant increases in the costs of energy and transportation, including the cost of diesel, or of key raw materials, including, but not limited to, resin, chlor-alkali, sodium hypochlorite, corrugate, agricultural commodities and other raw materials;

  the Company’s ability to control internal costs and generate expected cost savings and efficiencies;

  the ability of the Company to efficiently manage its supply chain and manufacturing process and to effectively provide supply assurances to its customers;

  the impact of a potential product withdrawal, recall or other quality issue;

  the ability of the Company to successfully execute its strategies;

  the ability of the Company to penetrate and grow international markets;

  the ability of the Company to achieve its business plans, including volume growth and pricing plans, as a result of high levels of competitive activity or other factors;

  fluctuations in federal, state, local and foreign taxes and the ability of the Company to successfully manage regulatory, tax and legal matters, including the resolution of pending matters within current estimates;

  the ability of the Company to ensure compliance with applicable laws and with the Company’s policies and procedures;

  the impact of any litigation or product liability claims;

  the impact of environmental remediation costs, including those for which the Company is jointly and severally liable;

  the introduction of new products and line extensions by the Company or its competitors;

  the effectiveness of the Company’s advertising, marketing and promotional programs, including the effectiveness of the Company’s use of digital media to reach consumers;

  the ability of the Company to maintain key retail customer relationships;

  changes in product pricing by the Company or its competitors and consumer and customer reaction to such changes;

  the impact of customer inventory reductions or reduction in the number of brands offered on retailer shelves;

  the impact of potential emerging technologies on the Company’s existing product lines, including any potential future obsolescence;

  the mix of products sold within different channels and countries with varying profitability in a given quarter or fiscal year;

  the ability of the Company to manage inventory at appropriate levels, including decisions regarding obsolescence;

  the ability of the Company to maintain and enhance profits in the face of a consolidating retail environment;

  the ability to attract and retain a sufficient number of qualified personnel to meet the Company’s business needs;

  the impact of general economic conditions in the United States and in other countries in which the Company currently does business;

  the impact of interest rate and currency fluctuations;

  the impact of fluctuations in the value of derivative instruments and the ability to achieve hedge effectiveness for accounting purposes;

  the impact of foreign import and export restrictions or other trade regulations;

  the availability and cost of debt financing;

  changes to cash flow resulting from the Company’s operating results, tax settlement payments, debt repayments and share repurchases;

  charges resulting from any restructuring that management may, from time to time, choose to undertake;

  charges for impairment and obsolescence of property, plant and equipment in excess of projections;

  expenses for impairment of goodwill, trademarks and other intangible assets and equity investments in excess of projections;

  the impact of changing accounting principles and standards;

  significant increases in insurance costs, or pension, healthcare or other employee benefit costs;

  the impact of changes in the market value of investments, including those investments held in the Company’s pension plan, and any resulting funding requirements; and

  the ability of the Company to maintain the value and reputation of its brands.
In addition, Company growth, whether due to acquisitions or to internal growth, can burden management resources and financial controls that, in turn, can have a negative impact on operating results and net earnings. To some extent, the Company sets its expense levels in anticipation of future revenues. If actual revenue falls short of these expectations, operating results and net earnings are likely to be adversely affected.

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

Some of the Company’s competitors are larger and have financial resources greater than those of the Company. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices and could lead to reduced profits and could adversely affect growth.

Unfavorable general economic conditions and financial market volatility may negatively impact the Company’s financial performance and liquidity.

Although the Company continues to devote significant resources to support its brands, unfavorable economic conditions may negatively affect consumer demand for the Company’s products. Consumers may reduce discretionary spending due to economic uncertainty or unfavorable economic conditions, and this may lead to reduced sales volumes or cause a shift in the Company’s product mix from higher margin to lower margin products. Consumers may increase purchases of lower-priced or non-branded products and the Company’s competitors may increase levels of promotional activity for lower-priced products as they seek to maintain sales volumes during recessionary periods.

In addition, global markets have continued to experience significant disruptions during fiscal year 2010 and continuing volatility could harm the Company’s business. Although the Company currently generates significant cash flows from ongoing operations and has access to global credit markets through its financing activities and existing credit facilities, if the current credit conditions were to worsen, the Company might not be able to access credit markets on favorable terms, which could adversely affect the Company’s ability to borrow. Financial market volatility and unfavorable economic conditions may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. If customers’ financial conditions are severely affected, the Company may not be able to collect account receivables. In addition, the decline in the equity markets and the valuation of other assets precipitated by the credit crisis and financial system disruptions has affected the value of the Company’s pension plan assets. The lower pension plan asset base has negatively affected the return on plan assets and has increased the Company’s pension expense. As a result, the Company has contributed additional pension funding. If current market conditions worsen or continue for a prolonged period of time, it could have an additional negative impact on future pension expense and cash flow.

Sales growth may be difficult to achieve.

A large percentage of the Company’s revenues comes from mature markets that are subject to increased competition. During fiscal year 2010, approximately 80% of the Company’s net sales were generated in U.S. markets. U.S. markets for cleaning products are considered mature and are generally characterized by high household penetration. The Company’s ability to achieve sales growth will depend on its ability to drive growth through innovation, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. In addition, price increases may slow sales growth or create declines in sales in the short term as consumers adjust to price increases. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that grow its product categories, and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives.

The Company is subject to foreign exchange rate risk and uncertain conditions and other risks in international markets.

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

In addition to foreign exchange rate risks, the Company faces and will continue to face substantial risks associated with having foreign operations, including:
  economic or political instability in its international markets, particularly in Latin America and particularly in Venezuela;

  difficulty in obtaining non-local currency (e.g. U.S. dollars, Euros) to pay for the raw materials needed to manufacture the Company’s products and contract-manufactured products, particularly in Venezuela;

  restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations; and

  the imposition of tariffs, trade restrictions, price restrictions or other governmental actions generating a negative impact on our business.
These risks could have a significant impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

Also, the Company’s operations outside the United States are subject to risks relating to potential difficulties in staffing and managing local operations, import and export laws, credit risk of local customers and distributors and potentially adverse tax consequences.

For further information regarding the impact of currency exchange rates and uncertain conditions in international markets, see “Venezuela” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 16 of Exhibit 99.1 hereto.

Operations outside of the United States may be affected by legal and regulatory risks, and government reviews, inquiries or investigations could harm the Company’s business.

The Company’s operations outside the United States are subject to risks relating to compliance with legal and regulatory requirements in the United States and in local jurisdictions. Additionally, there is a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and greater difficulty in maintaining effective internal controls. From time to time, the Company may conduct internal investigations and compliance reviews to ensure that the Company is in compliance with applicable laws and regulations. Additionally, the Company could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with United States laws, including the Foreign Corrupt Practices Act, or various international laws and regulations could expose the Company to significant fines, penalties or other sanctions that may harm the business and reputation of the Company.

Acquisitions, new venture investments and divestitures may not be successful.

In connection with the Company’s strategy, the Company may seek to increase growth through acquisitions. Not only is the identification of good acquisition candidates difficult and competitive, but these transactions also involve numerous risks, including the ability to:
  successfully integrate acquired companies, products, systems or personnel into the Company’s existing business, especially with respect to businesses or operations that are outside of the United States;

  minimize any potential interruption to the ongoing business of the Company;

  successfully enter categories and markets in which the Company may have limited or no prior experience;

  achieve expected synergies and obtain the desired financial or strategic benefits from acquisitions;

  retain key relationships with employees, customers, partners and suppliers of acquired companies; and

  maintain uniform standards, controls, procedures and policies throughout acquired companies.

Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, the increase in expenses related to certain intangible assets and increased operating expenses, which could adversely affect the Company’s results of operations and financial condition. Future acquisitions of foreign companies would increase the Company’s exposure to foreign exchange risks. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record additional write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results.

The Company may also decide to divest certain assets, businesses or brands that do not meet the Company’s strategic objectives or growth targets. With respect to any divestiture, the Company may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect the profitability of the Company, either as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability subsequent to any divestiture. The Company may also be required to recognize impairment charges as the result of a divesture.

Any potential future acquisitions, new ventures or divestitures may divert the attention of management and may divert resources from matters that are core or critical to the business.

The Company may not successfully develop and introduce new products and line extensions.

The Company’s future performance and growth depends on its ability to successfully develop and introduce new products and line extensions and product improvements. The Company cannot be certain that it will successfully achieve those goals. The development and introduction of new products require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% for fiscal years 2010 and 2009, and 26% for fiscal year 2008 of consolidated net sales and occurred in each of the Company’s reportable segments. No other customers exceeded 10% of consolidated net sales in any of these years. During fiscal years 2010, 2009 and 2008, the Company’s five largest customers accounted for 45%, 43% and 42% of its net sales, respectively. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to “private-label” or competitors’ products, may harm the Company’s sales. Additionally, this may reduce the ability of the Company to bring new innovative products to consumers.

In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases from the Company, causing the Company’s sales and profits to decline. In recent years, the Company has seen increasing retailer consolidation both in the U.S. and internationally. This trend has resulted in the increased size and influence of large consolidated retailers, which may demand lower pricing or special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease, the Company’s business, financial condition and results of operations may be harmed.

The Company’s financial results could suffer if the Company is unable to implement its strategies or if the Company’s strategies do not achieve the intended effects.

There is no assurance that the Company will be able to implement its strategies or will achieve its intended growth targets. If the Company is unable to implement its strategies in accordance with its expectations, the Company’s financial results could be adversely affected. Moreover, the Company cannot be certain that implementation of its strategies will necessarily advance the Company’s business or financial results.

Profitability could suffer if the Company is unable to generate anticipated savings and efficiencies, including through its supply chain restructuring and other restructuring plans.

The Company’s success and profitability depend on the efficient manufacture and production of products. Historically, the Company has undertaken restructuring programs and incurred restructuring charges, and expects to continue to restructure its operations as necessary to improve operational efficiency. For example, beginning in fiscal year 2008, the Company began a supply chain restructuring involving closing certain domestic and international manufacturing facilities and redistributing production between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. Gaining additional efficiencies may become increasingly difficult over time and any failure to successfully execute such changes may result in supply chain interruption, which may negatively impact product volume and margins. In addition, one of the Company’s key strategies is to reduce waste, lower costs and increase productivity. The Company sets aggressive annual cost savings targets in support of this strategy. Failure to reduce costs through productivity gains and operating model efficiencies could adversely affect profitability.

Price increases in raw materials, energy, transportation and other necessary supplies or services could harm the Company’s profits.

Increases in the cost of raw materials, including resin, chlor-alkali, sodium hypochlorite, linerboard, soybean oil, solvent, natural oils, corrugate and other chemicals and agricultural commodities, or increases in the cost of energy, transportation and other necessary services, including the cost of diesel, may harm the Company’s profits and operating results. If price increases for any of the primary raw materials or other necessary supplies or services occur and the Company is not able to increase the prices of its products or achieve cost savings to offset such price increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in the cost of commodities, and the commodity costs decline, the Company may not be able to sustain its price increases over time. Also, competitors may not adjust their prices, which could lead to sales declines and loss of market share. Sustained price increases may lead to declines in volume, and while the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases.

For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20 of Exhibit 99.1 hereto.

Reliance on a limited base of suppliers may result in disruption to the Company’s business.

The Company relies on a limited number of suppliers, including sole-source and single-source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. If the Company is unable to maintain supplier arrangements and relationships, or if it is unable to contract with suppliers at the quantity and quality levels needed for its business, or if any of the Company’s key suppliers becomes insolvent or experiences other financial distress, the Company could experience disruptions in production and its financial results could be adversely affected.

Additional government regulations could impose material costs.

Generally, the manufacture, packaging, labeling, storage, distribution and advertising of the Company’s products and the conduct of its business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the United States, many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission, and the Company’s product claims and advertising are regulated by the Federal Trade Commission. In addition, security at certain of the Company’s facilities is regulated by the Department of Homeland Security. Most states have agencies that regulate in parallel to these federal agencies. In addition, the Company’s international operations are subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. If the Company is found to be out of compliance with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results, particularly with respect to its charcoal business. It is possible that the federal government will increase regulation of the transportation, storage or use of certain chemicals to enhance homeland security or protect the environment and that such regulation could negatively impact the Company’s ability to obtain raw materials or could increase costs. In addition, pending legislative initiatives and newly adopted legislation, such as the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Dodd-Frank Wall Street Reform and Consumer Protection Act in the areas of healthcare reform and other initiatives and legislation in the area of taxation of foreign profits, executive compensation and corporate governance could also increase the Company's costs.

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

At June 30, 2010, the Company had a recorded liability of $16 million for its future remediation costs. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as it and Ford are each responsible for their own such fees. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 million in fiscal years 2010 and 2009, respectively, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company also handles and/or transports hazardous substances, including but not limited to chlorine, at its plant sites, including the rail transit of liquid chlorine from its point of origin to the Company’s manufacturing facilities. A release of such chemicals, whether in transit or at the Company’s facilities, due to accident or an intentional act, could result in substantial liability. The Company has incurred, and will continue to incur, significant capital and operating expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations, and such expenditures reduce the cash flow available to the Company for other purposes.

Failure to maximize, successfully assert or successfully defend the Company’s intellectual property rights could impact its competitiveness.

The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands, its products and the packaging for those products. The Company cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights, or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure to perfect or successfully assert its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, operating results and financial condition.

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

The Company has a significant amount of indebtedness. As of June 30, 2010, the Company had $2.8 billion of debt. The Company’s substantial indebtedness could have important consequences. For example, it could:
  make it more difficult for the Company to satisfy its cash obligations;

  increase the Company’s vulnerability to general adverse economic and industry conditions;

  limit the Company’s ability to fund potential acquisitions;

  require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures and other general corporate purposes;

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

The Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes, subject to compliance with the Company’s existing restrictive debt covenants. As of June 30, 2010, the Company could add approximately $1.3 billion in incremental debt and remain in compliance with restrictive debt covenants. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to possible downgrades in the Company’s credit rating.

The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations at the facilities of the Company and its suppliers are subject to disruption for a variety of reasons, including work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters. In addition, the Company’s corporate headquarters and Technical Center are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations.

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

A failure of a key information technology system could adversely impact the Company’s ability to conduct business.

The Company relies extensively on information technology systems, some of which are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements and other processes involved in managing the business. The Company is implementing enterprise-wide upgrades to the Company’s hardware, software and operating systems, including initiating an international enterprise resource planning system (ERP), in order to support the Company’s existing operations and future growth. If the Company’s existing and/or future technology systems and processes do not adequately support the future growth of the Company’s business, the Company’s business may be adversely impacted. Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches, and other similar disruptions from unauthorized users. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in the ability to manage or conduct business, which may adversely impact the Company’s business.

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

Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. On July 1, 2007, the Company adopted an accounting standard that provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the applicable accounting standards. Changes to uncertain tax positions, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 19 - Income Taxes of the Notes to Consolidated Financial Statements beginning on page 56 of Exhibit 99.1 hereto.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Production and Distribution Facilities

The Company owns or leases and operates 23 manufacturing facilities in North America and owns and operates 18 manufacturing facilities outside North America. The Company also leases six regional distribution centers in North America and several other warehouse facilities. Management believes the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have generally been well maintained. The Company is performing a supply chain restructuring that it expects to complete by the end of fiscal year 2012, which involves closing certain domestic and international manufacturing facilities and redistributing production between its remaining facilities and contract manufacturers to optimize availability, capacity and reduce operating costs. For additional information, see “Restructuring and asset impairment costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 through 9 of Exhibit 99.1 hereto, incorporated herein by reference.

Offices and Research and Development Facilities

The Company owns its general office building located in Oakland, Calif., its Technical Center and Data Center located in Pleasanton, Calif. and its research and development facility at its plant in Buenos Aires, Argentina. The Company also conducts research and development activities and engineering research in leased facilities in Willowbrook, Il.; Cincinnati, Oh.; Midland, Mi.; Durham, NC.; and Kennesaw, Ga. Leased sales and other facilities are located at a number of other locations. The Company has outsourced a significant portion of its information technology activities to Hewlett-Packard, including its data centers, which are primarily located in Alpharetta, Ga.

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

ITEM 4. (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, year first elected and current titles of each of the executive officers of the Company as of July 31, 2010, are set forth below:

		Year First
		Elected
		Executive
Name	Age	Officer	Title
Donald R. Knauss	59	2006	Chairman of the Board and Chief Executive Officer
Lawrence S. Peiros	55	1999	Executive Vice President and Chief Operating Officer – North America
Daniel J. Heinrich	54	2003	Executive Vice President – Chief Financial Officer
Frank A. Tataseo	55	2004	Executive Vice President – Strategy & Growth, Bags & Wraps and Away from Home
M. Beth Springer	46	2005	Executive Vice President – International & Natural Personal Care
Jacqueline P. Kane	58	2004	Senior Vice President – Human Resources & Corporate Affairs
Laura Stein	48	2005	Senior Vice President – General Counsel
Thomas P. Britanik	52	2009	Senior Vice President – Chief Marketing Officer
Wayne L. Delker	56	2009	Senior Vice President – Chief Innovation Officer
Benno Dorer	46	2009	Senior Vice President – General Manager, Cleaning Division
James Foster	48	2009	Senior Vice President – Chief Product Supply Officer
Grant J. LaMontagne	54	2009	Senior Vice President – Chief Customer Officer
George Roeth	49	2009	Senior Vice President – General Manager, Specialty Division

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

Grant J. LaMontagne was elected senior vice president – chief customer officer effective June 2009. From July 2004 to May 2009, he served as vice president – sales. He held the position of vice president – specialty sales, from July 1994 to July 2004.

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

Market Information

The Company’s common stock is listed on the New York Stock Exchange. The high and low sales prices quoted for the New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in Note 23 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 68 of Exhibit 99.1 hereto, incorporated herein by reference.

Holders

The number of record holders of the Company’s common stock as of July 31, 2010, was 12,664 based on information provided by the Company’s transfer agent.

Dividends

The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 23– Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 68 of Exhibit 99.1 hereto, incorporated herein by reference.

Equity Compensation Plan Information

This information appears in Part III, Item 12 hereof.

Issuer Purchases of Equity Securities

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2010.

				[d]
			[c]	Maximum Number (or
			Total Number of	Approximate Dollar
	[a]		Shares (or Units)	Value) of Shares (or
	Total Number of	[b]	Purchased as Part of	Units that May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	per Share (or Unit)	Plans or Programs	Plans or Programs(2)
April 1 to 30, 2010	2,049	$64.29	-	$750,000,000

May 1 to 31, 2010	2,076,628	$63.23	-	$750,000,000

June 1 to 30, 2010	299,310	$62.95	-	$750,000,000

____________________

(1)	The shares purchased in April 2010 relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the distribution of performance shares. Of the shares purchased in May 2010, 2,074,427 shares were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards. The remaining 2,201 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock. The total shares purchased in June 2010 were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards.

(2)	On May 13, 2008, the board of directors approved a new $750,000,000 share repurchase program, all of which remains available for repurchase as of June 30, 2010. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

ITEM 6. SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary,” on page 72 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 1 through 26 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under “Quantitative and Qualitative Disclosure about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 20 through 21 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 27 through 68 of Exhibit 99.1 hereto, incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

In May 2010, the Company implemented the Hyperion Financial Management system, which is the Company's new primary application for consolidating and reporting worldwide financial results. Other than the Hyperion implementation, there was no change in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page 69 of Exhibit 99.1 hereto, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, and has expressed an unqualified opinion in their report, which appears on page 70 of Exhibit 99.1 hereto.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services set forth in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included in Exhibit 99.1 hereto, incorporated herein by reference:

Consolidated Statements of Earnings for the fiscal years ended June 30, 2010, 2009 and 2008

Consolidated Balance Sheets as of June 30, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended June 30, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2 hereto, incorporated herein by reference

(b)	Exhibits

3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1999, incorporated herein by reference).

3.2	Bylaws (amended and restated) of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed November 20, 2009, incorporated herein by reference).

4.1	Indenture dated as of December 3, 2004, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

4.2	Exchange and Registration Agreement dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

4.3	Cross-reference table for Indenture dated as of December 3, 2004, (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005).

4.4	Indenture dated as of October 9, 2007, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed October 10, 2007, incorporated herein by reference).

4.5	Form of Supplemental Indenture between the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 (File No. 333-146472) filed November 4, 2009, incorporated herein by reference).

4.6	Second Supplemental Indenture dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed November 5, 2009, incorporated herein by reference).

10.1*	1993 Directors’ Stock Option Plan dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004 (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.2*	Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004, (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.3*	The Clorox Company Independent Directors’ Stock-Based Compensation Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003 (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference).

10.4*	The Clorox Company Independent Directors’ Deferred Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.55 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.5*	Form of Officer Employment Agreement (filed as Exhibit 10(viii) to the Annual Report of Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.6*	Form of Amendment No. 1 to Employment Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.7*	Form of Amendment No. 2 to Employment Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed May 22, 2006, incorporated herein by reference).

10.8*	Form of Officer Employment Agreement, amended and restated as of February 7, 2008 (filed as Exhibit 10.60 to the Quarterly Report of Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.9*	Non-Qualified Deferred Compensation Plan adopted as of January 1, 1996, and amended and restated as of July 20, 2004 (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.10*	The Clorox Company 1996 Stock Incentive Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 28, 2001, amended and restated as of September 15, 2004 (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.11*	Form of Option Award under the Company’s 1996 Stock Incentive Plan amended and restated as of September 15, 2004 (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.12*	The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of August 13, 2009 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.13*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of September 15, 2009 (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.14*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.15*	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.16*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.17*	The Clorox Company 2005 Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2008 (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended June 30, 2008, incorporated herein by reference).

10.18*	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.19*	Form of Change in Control Agreement, amended and restated as of February 7, 2008 (filed as Exhibit 10.59 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.20*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.21*	Employment Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.57 to the Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, incorporated herein by reference).

10.23*	Change in Control Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.24*	Form of Indemnification Agreement (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, incorporated herein by reference).

10.25*	Form of Severance Plan for Clorox Executive Committee Members as of May 19, 2010.

10.26	Share Exchange Agreement dated as of October 6, 2004, by and among the Company, Henkel KGaA and HC Investments, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.27	Issuing and Paying Agency Agreement by and between The Clorox Company and J.P. Morgan Trust Company, National Association (filed as Exhibit 10.5 to the Current Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.28	Purchase Agreement dated November 30, 2004, relating to the Floating Rate Senior Notes due December 2007, 4.20% Senior Notes due January 2010 and 5.00% Senior Notes due January 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

10.29	Credit Agreement, dated as of April 16, 2008 among The Clorox Company, the banks listed therein, JPMorgan Chase Bank, N.A., Citicorp USA, Inc. and Wachovia Bank, N.A. as Administrative Agents, Citicorp USA, Inc. as Servicing Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas as Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed April 22, 2008, incorporated herein by reference).

10.30	Amendment No. 1 to Credit Agreement, dated as of April 2, 2009 among The Clorox Company, the banks listed therein, Citicorp USA, Inc., JPMorgan Chase Bank, N.A., Wachovia Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Lehman Brothers Bank, FSB, William Street LLC, Wells Fargo Bank, N.A., PNC Bank, N.A., The Northern Trust Company and Fifth Third Bank (filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended June 30, 2009, incorporated herein by reference).

10.31	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and Citibank, N.A. (filed as Exhibit 10.49 to the Quarterly Report for the period ending September 30, 2007, incorporated herein by reference).

10.32	Accelerated Share Repurchase Agreement dated as of August 10, 2007, by and among the Company and J.P. Morgan Securities Inc. (filed as Exhibit 10.50 to the Quarterly Report for the period ending September 30, 2007, incorporated herein by reference).

10.33	Form of Escrow Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed November 5, 2007, incorporated herein by reference).

10.34	Form of Principal Stockholder Consent (filed as Exhibit 99.1 to the Current Report on Form 8-K, filed on November 5, 2007, incorporated herein by reference).

10.35(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

10.36	Agreement and Plan of Merger among the Company, Burt’s Bees, Inc., Buzz Acquisition Corp., and BBI Holdings LP, dated as of October 30, 2007 (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed on November 5, 2007, incorporated herein by reference).

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Preferability Letter regarding change in accounting policy relating to goodwill and indefinite-lived intangible assets.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.

101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2010 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
____________________

(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 25, 2010	By:	/s/ D.R. Knauss
D. R. Knauss
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Boggan, Jr.	Director	August 25, 2010
D. Boggan, Jr.

/s/ R. Carmona	Director	August 25, 2010
R. Carmona

/s/ T. M. Friedman	Director	August 25, 2010
T. M. Friedman

/s/ G. J. Harad	Director	August 25, 2010
G. J. Harad

/s/ D. R. Knauss	Chairman and Chief Executive Officer	August 25, 2010
D. R. Knauss	(Principal Executive Officer)

/s/ R. W. Matschullat	Director	August 25, 2010
R. W. Matschullat

/s/ G. G. Michael	Director	August 25, 2010
G. G. Michael

Signature	Title	Date
/s/ E. A. Mueller	Director	August 25, 2010
E. A. Mueller

/s/ J. L. Murley	Director	August 25, 2010
J. L. Murley

/s/ P. Thomas-Graham	Director	August 25, 2010
P. Thomas-Graham

/s/ C. M. Ticknor	Director	August 25, 2010
C. M. Ticknor

/s/ D. J. Heinrich	Executive Vice President — Chief Financial Officer	August 25, 2010
D. J. Heinrich	(Principal Financial Officer)

/s/ T. D. Johnson	Vice President — Global Business Services and Chief Accounting Officer	August 25, 2010
T. D. Johnson	(Principal Accounting Officer)

INDEX OF EXHIBITS

10.25*	Form of Severance Plan for Clorox Executive Committee Members as of May 19, 2010.

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Preferability Letter regarding change in accounting policy relating to goodwill and indefinite-lived intangible assets.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.

101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2010 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.