Form 10-Q
period 2010-09-30
CLOROX CO /DE/
filed 2010-11-03
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-07151
_______________

THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1221 Broadway
Oakland, California	94612-1888
(Address of principal executive offices)	(Zip code)

(510) 271-7000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) ________________

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

As of September 30, 2010, there were 139,443,276 shares outstanding of the registrant's common stock (par value - $1.00), the registrant's only outstanding class of stock.

The Clorox Company

The Clorox Company
PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended
	9/30/2010	9/30/2009
Net sales	$1,266	$1,303
Cost of products sold	705	720
Gross profit	561	583
Selling and administrative expenses	181	172
Advertising costs	118	122
Research and development costs	29	26
Interest expense	32	36
Other (income) expense, net	(1)	10
Earnings from continuing operations before income taxes	202	217
Income taxes on continuing operations	62	77
Earnings from continuing operations	140	140
Discontinued operations:
Earnings from discontinued operations, net of tax	16	17
Deferred tax benefit on businesses to be sold	60	-
Earnings from discontinued operations	76	17
Net earnings	$216	$157
Earnings per share
Basic
Continuing operations	$0.99	$1.00
Discontinued operations	0.55	0.12
Basic net earnings per share	$1.54	$1.12
Diluted
Continuing operations	$0.98	$0.99
Discontinued operations	0.54	0.12
Diluted net earnings per share	$1.52	$1.11
Weighted average shares outstanding (in thousands)
Basic	139,475	139,743
Diluted	140,932	140,861
Dividend declared per share	$0.55	$0.50

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	9/30/2010	6/30/2010
ASSETS
Current assets
Cash and cash equivalents	$286	$87
Receivables, net	480	540
Inventories, net	370	332
Assets held for sale	472	405
Other current assets	113	125
Total current assets	1,721	1,489
Property, plant and equipment, net	965	966
Goodwill	1,317	1,303
Trademarks, net	552	550
Other intangible assets, net	93	96
Other assets	145	144
Total assets	$4,793	$4,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$506	$371
Current maturities of long-term debt	300	300
Accounts payable	379	409
Accrued liabilities	425	491
Income taxes payable	87	74
Total current liabilities	1,697	1,645
Long-term debt	2,124	2,124
Other liabilities	669	677
Deferred income taxes	24	19
Total liabilities	4,514	4,465
Contingencies
Stockholders’ equity
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at September 30, 2010 and June 30, 2010; and 139,443,276 and 138,764,511 shares
outstanding at September 30, 2010 and June 30, 2010, respectively	159	159
Additional paid-in capital	608	617
Retained earnings	1,053	920
Treasury shares, at cost: 19,298,185 and 19,976,950 shares at September 30, 2010 and
June 30, 2010, respectively	(1,204)	(1,242)
Accumulated other comprehensive net losses	(337)	(371)
Stockholders’ equity	279	83
Total liabilities and stockholders’ equity	$4,793	$4,548

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Three Months Ended
	9/30/2010	9/30/2009
Operating activities:
Net earnings	$216	$157
Deduct: Earnings from discontinued operations	76	17
Earnings from continuing operations	140	140
Adjustments to reconcile earnings from operations:
Depreciation and amortization	45	48
Share-based compensation	12	13
Deferred income taxes	(1)	2
Net loss on disposition of assets	-	1
Other	(3)	(27)
Changes in:
Receivables, net	60	34
Inventories, net	(44)	(21)
Other current assets	9	-
Accounts payable and accrued liabilities	(107)	(131)
Income taxes payable	15	18
Net cash provided by continuing operations	126	77
Net cash provided by discontinued operations	22	17
Net cash provided by operations	148	94
Investing activities:
Capital expenditures	(34)	(34)
Other	-	1
Net cash used for investing activities	(34)	(33)
Financing activities:
Notes and loans payable, net	134	35
Long-term debt repayments	-	(15)
Treasury stock purchased	(4)	-
Cash dividends paid	(77)	(70)
Issuance of common stock for employee stock plans and other	22	15
Net cash provided by (used for) financing activities	75	(35)
Effect of exchange rate changes on cash and cash equivalents	10	5
Net increase in cash and cash equivalents	199	31
Cash and cash equivalents:
Beginning of year	87	206
End of year	$286	$237

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2010 and 2009, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. The results for the interim period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011, or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2010, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

NOTE 2. DISCONTINUED OPERATIONS

In September 2010, the Company entered into a definitive agreement to sell its global auto care businesses (Auto Businesses) to an affiliate of Avista Capital Partners in an all-cash transaction with proceeds of approximately $780, including $30 of cash flows related to working capital that is being retained by the Company as a result of the sale. The final proceeds are subject to closing adjustments related to the portion of the working capital transferred. The transaction, which is subject to regulatory and other customary approvals and closing conditions, is expected to close by the end of calendar year 2010.

Included in the transaction are substantially all of the Company’s Auto Businesses, the majority of which are in the U.S., Australia, Canada and Europe, including the worldwide rights to distribute the market-leading Armor All® and STP® brands. As part of the transaction, the buyer will acquire two auto-care manufacturing facilities, one in the U.S. and one in the United Kingdom. Employees at these facilities, the Auto Businesses management team and other employees affiliated with the Auto Businesses will transfer to the buyer. The results of the Auto Businesses have historically been part of the Cleaning and the International reportable segments.

As part of the agreement, certain transitional services will be provided to the buyer for a period of up to eighteen months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the Auto Businesses. These services do not confer to the Company the ability to influence the operating or financial policies of the Auto Businesses under its new ownership. The Company’s cash inflows and outflows from these services are not expected to be significant during the transition period. Income from these transition services will be reflected in other (income) expense in continuing operations with the costs associated with the services reflected in other line items in the income statement in continuing operations.

Beginning in the fiscal quarter ended September 30, 2010, the Company has reclassified the assets and liabilities of the Auto Businesses to assets held for sale and included the financial results of the Auto Businesses in discontinued operations for all periods presented.

NOTE 2. DISCONTINUED OPERATIONS (Continued)

The following table presents the net sales and earnings from the Auto Businesses:

	Three Months Ended
	9/30/2010	9/30/2009
Net sales	$68	$68
Earnings from discontinued operations before income taxes	$24	$27
Income tax expense	(8)	(10)
Deferred tax benefit on businesses to be sold	60	-
Earnings from discontinued operations	$76	$17

As a result of the Auto Businesses being reported as discontinued operations, the Company reversed $5 in previously existing deferred tax liabilities and established a net $55 deferred tax asset for the excess of tax basis over book basis in the stock investments of the businesses being sold. A tax benefit had not been recorded for this temporary difference in previous periods, because the Company had not entered into a definitive agreement to sell the Auto Businesses until the current quarter.

The major classes of assets and liabilities of the Auto Businesses held for sale were as follows:

	9/30/2010	6/30/2010
Receivables, net	$4	$4
Inventories, net	41	35
Other current assets	1	1
Current deferred tax assets (liabilities)	55	(5)
Property, plant and equipment, net	14	13
Goodwill	347	347
Trademarks and other intangible assets, net	12	12
Accounts payable and accrued liabilities	(2)	(2)
Assets held for sale	$472	$405

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company is exposed to certain commodity, interest rate and foreign currency risks relating to its ongoing business operations. The Company uses commodity futures and swap contracts to fix the price of a portion of its forecasted raw material requirements. Contract maturities, which are generally no longer than 18 months, are matched to the length of the raw material purchase contracts. The Company enters into interest rate forward contracts to fix the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate forward contracts have durations of less than 6 months. The Company also enters into certain foreign currency related derivative contracts to manage a portion of the Company’s foreign exchange risk associated with the purchase of inventory. These foreign currency contracts generally have durations no longer than twelve months.

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedge, and on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts of forecasted purchases for raw materials, interest rate forward contracts and its foreign currency forward contracts of forecasted purchases of inventory as cash flow hedges. During the three months ended September 30, 2010 and 2009, the Company had no hedging instruments designated as fair value hedges.

For derivative instruments designated and qualifying as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net gain at the reporting date expected to be reclassified into earnings within the next twelve months is $3. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended September 30, 2010 and 2009, hedge ineffectiveness was not material. The Company dedesignates these cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments after dedesignation are recorded in other income (expense) and amounted to $2 and $0 for the three months ended September 30, 2010 and 2009, respectively.

The Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

		Fair value
	Balance Sheet location	9/30/2010	6/30/2010
Assets
Foreign exchange contracts	Other current assets	$-	$1
Commodity purchase contracts	Other current assets	3	-
		$3	$1

Liabilities
Foreign exchange contracts	Accrued liabilities	$(1)	$-
Interest rate contracts	Accrued liabilities	(3)	-
Commodity purchase contracts	Accrued liabilities	-	(2)
		$(4)	$(2)

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The effects of derivative instruments designated as hedging instruments on OCI and on the statement of earnings for the three months ended September 30, 2010, were as follows:

		Gain reclassified
		from OCI and
	Gain (Loss)	recognized in
Cash flow hedges	recognized in OCI	earnings
Commodity purchase contracts	$5	$-
Interest rate contracts	(3)	-
Foreign exchange contracts	(1)	1
Total	$1	$1

The gains reclassified from OCI and recognized in earnings for foreign exchange contracts are included in cost of products sold.

The Company’s derivative financial instruments not designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

		Fair value
	Balance Sheet location	9/30/2009	6/30/2009
Commodity purchase contracts	Other current assets	$1	$-
Commodity purchase contracts	Accrued liabilities	-	(1)
		$1	$(1)

As of September 30, 2010, the net notional value of commodity derivatives was $72, of which $34 related to diesel fuel, $19 related to jet fuel, $17 related to soybean oil and $2 related to crude oil.

As of September 30, 2010, the net notional value of interest rate forward contracts was $150 related to the anticipated refinancing of the $300 debt maturing in February 2011.

As of September 30, 2010, the Company had outstanding foreign currency forward contracts related to its subsidiaries in Canada and Australia of $30 and $18, respectively, used to hedge forecasted purchases of inventory.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. There was no collateral posted at September 30, 2010.

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard and Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of September 30, 2010, the Company and each of its counterparties maintained investment grade ratings with both Standard and Poor’s and Moody’s.

U.S. GAAP prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

At September 30, 2010, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year comprised of derivative financial instruments and were all level 2.

Commodity purchase contracts are fair valued using market quotations obtained from commodity derivative dealers. The interest rate contracts are fair valued using information quoted by U.S. government bond dealers. The foreign exchange contracts are fair valued using information quoted by foreign exchange dealers.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and notes and loans payable approximate their fair values at September 30, 2010 and 2009, due to the short maturity and nature of those balances.

NOTE 4. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	9/30/2010	6/30/2010
Finished goods	$301	$272
Raw materials and packaging	103	94
Work in process	4	4
LIFO allowances	(28)	(28)
Allowances for obsolescence	(10)	(10)
Total	$370	$332

NOTE 5. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	9/30/2010	6/30/2010
Employee benefit obligations	$300	$306
Venture agreement net terminal obligation	275	274
Taxes	64	64
Other	30	33
Total	$669	$677

NOTE 6. NET EARNINGS PER SHARE

The Company computes earnings per share (EPS) using the two-class method, which is an earnings allocation formula that determines EPS for common stock and participating securities.

EPS for common stock is computed by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding each period on an unrounded basis. Net earnings applicable to common stock includes dividends paid to common stockholders during the period plus a proportionate share of undistributed net earnings, which is based on the weighted average number of shares of common stock and participating securities outstanding during the period.

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

The following are reconciliations of net earnings to net earnings applicable to common stock, and the number of common shares outstanding (in thousands) used to calculate basic EPS to those used to calculate diluted EPS:

	Three Months Ended
	9/30/2010	9/30/2009
Net earnings	$216	$157
Less: Earnings allocated to participating securities	(1)	(1)
Net earnings applicable to common stock	$215	$156

	Weighted Average Number of Shares Outstanding for the Three Months Ended
	9/30/2010	9/30/2009
Basic	139,475	139,743
Dilutive effect of stock options and other
(excludes participating securities)	1,457	1,118
Diluted	140,932	140,861

As of September 30, 2010 and 2009, the Company did not include stock options to purchase 2,147 thousand and 4,254 thousand shares, respectively, of the Company’s common stock, in the calculations of diluted EPS because their inclusion would be anti-dilutive.

NOTE 6. NET EARNINGS PER SHARE (Continued)

During the three months ended September 30, 2010 and 2009, the Company issued 900 thousand and 862 thousand shares, respectively, of the Company’s common stock.

During the three months ended September 30, 2010, the Company repurchased 58 thousand shares for an aggregate of $4 under its program to offset the impact of share dilution related to share-based awards (the Evergreen Program). The Company did not repurchase any shares under the Evergreen Program during the three months ended September 30, 2009.

The Company did not repurchase any shares under the open market purchase program during the three months ended September 30, 2010 and 2009.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ equity, net of tax. Comprehensive income was as follows:

	Three Months Ended
	9/30/2010	9/30/2009
Net earnings	$216	$157
Other comprehensive gains (losses), net of tax:
Foreign currency translation	34	22
Net derivative adjustments	(2)	3
Pension and postretirement benefit adjustments	2	1
Total comprehensive income	$250	$183

NOTE 8. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on continuing operations was 30.9% for the current period as compared to 35.4% for the prior period. The lower rate in the current period was primarily due to favorable tax settlements.

Included in the balance of unrecognized tax benefits at September 30, 2010 and June 30, 2010, are potential benefits of $63 and $57, respectively, that if recognized, would affect the effective tax rate on earnings.

Gross unrecognized tax benefits relating to prior periods decreased by $23, primarily as a result of audit settlements in the current quarter. Gross unrecognized tax benefits relating to the current period increased by $33 and were primarily related to discontinued operations.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2010 and June 30, 2010, the total balance of accrued interest and penalties related to uncertain tax positions was $13 and $22, respectively. Interest and penalties included in income tax expense were a benefit of $2 and an expense of $3 for the three months ended September 30, 2010 and 2009, respectively.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. Certain issues relating to 2003, 2004 and 2006 were effectively settled by the Company and the IRS Appeals Division during the current period. Tax and interest payments of $18 were made with respect to these issues in the second quarter of fiscal year 2011. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 8. INCOME TAXES (Continued)

In the twelve months succeeding September 30, 2010, audit resolutions could potentially reduce total unrecognized tax benefits by up to $8, primarily as a result of cash settlement payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 9. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income and health care plans:

	Three Months Ended
	9/30/2010	9/30/2009
Components of net periodic benefit cost (income):
Service cost	$3	$3
Interest cost	7	8
Expected return on plan assets	(8)	(8)
Amortization of unrecognized items	4	2
Total net periodic benefit cost	$6	$5

The net periodic benefit cost for the Company’s retirement health care plans was $1 for each of the three month periods ended September 20, 2010 and 2009.

During the three months ended September 30, 2010, the Company made discretionary contributions of $15 to the domestic qualified retirement income plan.

NOTE 10. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $16 at both September 30, 2010 and June 30, 2010, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2010 and June 30, 2010. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three months ended September 30, 2010 and 2009, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

NOTE 11. SEGMENT RESULTS

The Company operates through strategic business units, which are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. As a result of the Auto Businesses being reported as discontinued operations, the results of the Auto Businesses are no longer included in the Cleaning and International reportable segments (refer to Exhibit 99.1 for Quarterly Results from Continuing Operations for Fiscal Year 2010 (Adjusted for the Auto Care Businesses results classified to discontinued operations)). The four reportable segments consist of the following:
  Cleaning consists of laundry, home-care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches under the Clorox® brand and Clorox 2® stain fighter and color booster; home-care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands and natural cleaning and laundry products under the Green Works® brand.

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

  International consists of products sold outside the United States, excluding natural personal care products. These products include home-care, laundry, water filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane® , Ever Clean®, Chux®, Kingsford®, Fresh Step®, Scoop Away ® and Ever Clean® brands, K C Masterpiece® and Hidden Valley® brands.
Corporate includes certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expenses. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances, and other investments.

NOTE 11. SEGMENT RESULTS (Continued)

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s net sales and earnings before income taxes, with amounts that are not allocated to the operating segments shown as Corporate.

	Net Sales		Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Cleaning	$449	$454	$121	$119
Household	354	381	53	55
Lifestyle	201	200	58	66
International	262	268	40	43
Corporate	-	-	(70)	(66)
Total Company	$1,266	$1,303	$202	$217

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% of consolidated net sales for the three months ended September 30, 2010 and 2009, respectively.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in millions, except per share amounts)

Overview

CONTINUING OPERATIONS

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer and institutional products. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works® natural cleaners and laundry products, Poett® and Mistolín® cleaning products, Fresh Step® and Scoop Away® cat litter, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® natural personal care products. With approximately 8,300 employees worldwide, the Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

The Company operates through strategic business units which are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. As a result of the Auto Businesses being reported as discontinued operations, the results of the Auto Businesses are no longer included in the Cleaning and International reportable segments. The four reportable segments consist of the following:
  Cleaning consists of laundry, home-care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches under the Clorox® brand and Clorox 2® stain fighter and color booster; home-care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; and natural cleaning and laundry products under the Green Works® brand.

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

  International consists of products sold outside the United States, excluding natural personal care products. These products include home-care, laundry, water filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane® , Ever Clean®, Chux®, Kingsford®, Fresh Step®, Scoop Away ® and Ever Clean® brands, K C Masterpiece® and Hidden Valley® brands.
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

The Company reported earnings from continuing operations and diluted net earnings per share from continuing operations of $140 and $0.98, respectively, for the three months ended September 30, 2010. This compares to earnings from continuing operations and diluted net earnings per share from continuing operations of $140 and $0.99, respectively, for the three months ended September 30, 2009. The negative impact of foreign currency exchange related to Venezuela for the three months ended September 30, 2010 was $0.07 per diluted share, compared to $0.04 per diluted share for the three months ended September 30, 2009.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the Securities and Exchange Commission (SEC) on August 25, 2010, and the unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three months ended September 30, 2010 (the current period), to the three months ended September 30, 2009 (the prior period), using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	9/30/2010	9/30/2009	% Change	9/30/2010	9/30/2009
Diluted net earnings per share from continuing operations	$0.98	$0.99	(1)%
Net sales	$1,266	$1,303	(3)%	100.0%	100.0%
Gross profit	561	583	(4)	44.3	44.7
Selling and administrative expenses	181	172	5	14.3	13.2
Advertising costs	118	122	(3)	9.3	9.4
Research and development costs	29	26	12	2.3	2.0

Diluted net earnings per share from continuing operations decreased $0.01 primarily due to unfavorable commodity costs, increased selling and administrative costs, the effects of a decrease in sales and unfavorable foreign exchange rates, primarily in Venezuela, substantially offset by the benefit of cost savings and price increases.

Net sales and volume decreased in the current period as compared to prior period. The volume decrease of 2% was primarily driven by lower shipments of Glad® food-storage products and Scoop Away® cat litter. Also contributing to the decline in volume were lower shipments of Kingsford® charcoal products and Hidden Valley® bottled salad dressings due to strong retailer merchandising in the previous quarter. Also contributing to the volume decrease were decreased shipments of Clorox® disinfecting products due to the increase in shipments of disinfecting products in the prior period related to the H1N1 flu pandemic. The variance between volume and net sales was primarily due to the negative impact of foreign currency exchange rates (approximately 150 basis points) and other items, partially offset by the benefit of price increases (approximately 140 basis points).

Gross margin decreased in the current quarter reflecting approximately 180 basis points from unfavorable commodity costs and other items of approximately 60 basis points, primarily offset by the benefit of cost savings of approximately 200 basis points.

Selling and administrative expenses increased in the current quarter primarily due to inflationary pressure in Latin American countries, investments in facilities and information technology projects and increased compensation costs.

Advertising costs remained flat as a percentage of sales. The Company continues to support its new products and established brands.

Research and development costs increased slightly in comparison to the prior period as the Company continues to support its new products and established brands with an emphasis on innovation.

Interest expense decreased from $36 to $32 in the current period, primarily due to the lower cost debt refinancing in the first half of fiscal year 2010 and a decline in average debt balances.

Other (income) expense, net decreased from $10 to $(1) in the current period. The decrease was primarily driven by a decline in foreign exchange transaction losses of approximately $8 in Venezuela and the gain on sale of a manufacturing plant of approximately $2. The sale of the manufacturing plant was part of the Company’s Supply Chain and Other restructuring initiative.

The effective tax rate on continuing operations was 30.9% for the current period as compared to 35.4% for the prior period. The lower rate in the current period was primarily due to favorable tax settlements.

DISCONTINUED OPERATIONS

In September 2010, the Company entered into a definitive agreement to sell its global auto care businesses (Auto Businesses) to an affiliate of Avista Capital Partners in an all-cash transaction with proceeds of approximately $780, including $30 of cash flows related to working capital that is being retained by the Company as a result of the sale. The final proceeds are subject to closing adjustments related to the portion of the working capital transferred. The transaction, which is subject to regulatory and other customary approvals and closing conditions, is expected to close by the end of calendar year 2010. The Company anticipates it will use the net proceeds from the sale of the Auto Businesses to repurchase shares of the Company’s common stock during this fiscal year. Combined with planned share repurchases to offset stock option dilution, the Company anticipates repurchasing between 12 million and 13 million shares of its common stock during the next two quarters of the current fiscal year.

Included in the transaction are substantially all of the Company’s Auto Businesses, the majority of which are in the U.S., Australia, Canada and Europe, including the worldwide rights to distribute the market-leading Armor All® and STP® brands. As part of the transaction, the buyer will acquire two auto-care manufacturing facilities, one in the U.S. and one in the United Kingdom. Employees at these facilities, the Auto Businesses management team and other employees affiliated with the Auto Businesses will transfer to the buyer. The results of the Auto Businesses have historically been part of the Cleaning and the International reportable segments.

As part of the agreement, certain transitional services will be provided to the buyer for a period of up to eighteen months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the Auto Businesses. These services do not confer to the Company the ability to influence the operating or financial policies of the Auto Businesses under its new ownership. The Company’s cash inflows and outflows from these services are not expected to be significant during the transition period. Income from these transition services will be reflected in other (income) expense in continuing operations with the costs associated with the services reflected in other line items in the income statement in continuing operations.

Beginning in the fiscal quarter ended September 30, 2010, the Company has reclassified the assets and liabilities of the Auto Businesses to assets held for sale and included the financial results of the Auto Businesses in discontinued operations for all periods presented.

The following table presents the net sales and earnings from the Auto Businesses:

	Three Months Ended
	9/30/2010	9/30/2009
Net sales	$68	$68
Earnings from discontinued operations before income taxes	$24	$27
Income tax expense	(8)	(10)
Deferred tax benefit on businesses to be sold	60	-
Earnings from discontinued operations	$76	$17

As a result of the Auto Businesses being reported as discontinued operations, the Company reversed $5 in previously existing deferred tax liabilities and established a net $55 deferred tax asset for the excess of tax basis over book basis in the stock investments of the businesses being sold. A tax benefit had not been recorded for this temporary difference in previous periods because the Company had not entered into a definitive agreement to sell the Auto Businesses until the current quarter.

The major classes of assets and liabilities of the Auto Businesses held for sale were as follows:

	9/30/2010	6/30/2010
Receivables, net	$4	$4
Inventories, net	41	35
Other current assets	1	1
Current deferred tax assets (liabilities)	55	(5)
Property, plant and equipment, net	14	13
Goodwill	347	347
Trademarks and other intangible assets, net	12	12
Accounts payable and accrued liabilities	(2)	(2)
Assets held for sale	$472	$405

SEGMENT RESULTS

The following presents the results of continuing operations from the Company’s reportable segments, excluding certain unallocated costs included in Corporate:

CLEANING

	Three Months Ended
	9/30/2010	9/30/2009	% Change
Net sales	$449	$454	(1)%
Earnings from continuing operations before income taxes	121	119	2%

Net sales decreased while volume and earnings from continuing operations before income taxes increased for the current quarter as compared to the year-ago quarter. Volume growth of 1% in the current quarter was primarily driven by increased shipments of Clorox® disinfecting wipes in preparation for the current year’s flu season and increased shipments in the away-from-home business and Pine-Sol® cleaners. These increases were partially offset by lower shipments of Green Works® products, due to the launch of Green Works® laundry detergent in the prior period. Volume growth outpaced net sales growth primarily due to higher trade promotion spending (110 basis points) and unfavorable product mix (80 basis points). The increase in earnings from continuing operations before income taxes was primarily due to cost savings of $9, primarily associated with network consolidations and various manufacturing efficiencies and a decrease in advertising costs of $7, partially offset by a decline in sales and higher commodity costs, primarily resin, of $7.

HOUSEHOLD

	Three Months Ended
	9/30/2010	9/30/2009	% Change
Net sales	$354	$381	(7)%
Earnings from continuing operations before income taxes	53	55	(4)%

Net sales, volume and earnings from continuing operations before income taxes declined in the current quarter as compared to the year-ago quarter. Volume decline of 9% was primarily driven by lower shipments of Glad® food storage products and Scoop Away® cat litter; and Kingsford® charcoal primarily due to strong retailer merchandising in the previous quarter. These decreases were partially offset by higher shipments of Glad® trash bags due to product improvement. The variance between changes in net sales and volume was primarily due to favorable product mix (approximately 160 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to a decrease in sales driven by volume declines and $10 of higher commodity costs. These were partially offset by cost savings of $11, primarily associated with various manufacturing efficiencies and product improvement; and lower manufacturing and logistics costs of $7.

LIFESTYLE

	Three Months Ended
	9/30/2010	9/30/2009	% Change
Net sales	$201	$200	1%
Earnings from continuing operations before income taxes	58	66	(12)%

Net sales and volume increased while earnings from continuing operations before income taxes decreased for the current quarter as compared to the year-ago quarter. Volume growth of 1% in the current quarter was primarily driven by increased shipments of Brita® pour-through water filtration products due to merchandising activities and increased shipments of Burt’s Bees® natural personal care products. These increases were partially offset by lower shipments of Hidden Valley® bottled salad dressings due to strong retailer merchandising in the previous quarter. The decrease in earnings from continuing operations before income taxes was primarily due to higher trade promotion spending, higher manufacturing and logistics costs and higher selling and administrative expense partially due to international expansion of Burt’s Bees® natural personal care products, partially offset by the benefit of cost savings, primarily associated with various operating efficiencies.

INTERNATIONAL

	Three Months Ended
	9/30/2010	9/30/2009	% Change
Net sales	$262	$268	(2)%
Earnings from continuing operations before income taxes	40	43	(7)%

Net sales, volume and earnings before income taxes decreased in the current quarter as compared to the year-ago quarter. Volume decrease of 2% was primarily due to the comparison with strong increases in shipments of disinfecting products in the year-ago period related to the H1N1 flu pandemic, lower shipments in Venezuela resulting from restrictions in the amount of U.S. dollars available to purchase raw materials, and lower shipments of Glad® products in Australia. There was no variance between the changes in net sales and volume as the negative impact of foreign currency exchange was offset by the impact of pricing. The decrease in earnings from continuing operations before income taxes was primarily due to a $14 negative impact of the Venezuela currency devaluation; $7 of higher commodity costs, primarily resin; $5 of higher manufacturing and logistics costs primarily due to inflation; and $5 of higher selling and administrative expenses also primarily due to inflation. These factors were partially offset by the impact of price increases of $22 and cost savings of $5.

CORPORATE

	Three Months Ended
	9/30/2010	9/30/2009	% Change
Losses from continuing operations before income taxes	$70	$66	6%

The increase in losses before income taxes attributable to Corporate during the current quarter was primarily due to incremental investments for information technology projects and higher compensation expense, partially offset by lower interest expense.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remains strong as of September 30, 2010. Net cash provided by continuing operations was $126 in the current period, compared with $77 in the prior period. Higher net cash provided by operations in the current quarter was primarily due to changes in working capital and an $18 lower pension contribution in the current period versus the year-ago quarter.

Working Capital

The Company’s total cash balance increased $199 as of September 30, 2010 as compared to June 30, 2010. The lower cash balance at June 30, 2010 was primarily attributable to repayment of temporary intercompany borrowings allowed under temporary U.S. federal tax law changes that provide tax relief for U.S. companies to borrow from their foreign subsidiaries on a short-term basis, borrowings which the Company used to pay down commercial paper balances during fiscal year 2010. As of June 30, 2010, the Company had borrowed $155 from its subsidiaries pursuant to the provisions of this tax relief. All such borrowings were repaid during the current quarter. The Company is eligible to make additional borrowings subject to this tax relief through June 30, 2011.

As of September 30, 2010 and June 30, 2010, total current liabilities exceeded total current assets (excluding assets held for sale) by $448 and $561, respectively, which was primarily attributable to the Company’s focus on maintaining receivable, inventory and payable balances at levels consistent with the Company’s business plan and the classification of $300 of senior notes maturing in February 2011 in current liabilities. Although the Company has sufficient access to both the commercial paper market and current credit lines to fund the maturity of its senior notes, it plans to refinance the $300 of maturing notes with the issuance of new senior notes prior to maturity. The Company believes it will be able to successfully refinance the notes at a lower rate based on its strong credit ratings, strong and consistent cash flows and demonstrated access to fixed income markets, as evidenced by ongoing successful commercial paper issuances and the placement of $300 million of senior notes as recently as November 2009. The Company believes that its strong ongoing operating cash flows, ongoing access to the commercial paper markets, the $1,100 undrawn credit facility (See “Financing Activities” below) and the planned refinance of senior notes will enable the Company to meet all of its operating and capital needs for the foreseeable future.

Investing Activities

Capital expenditures were $34 during the three months ended September 30, 2010 and 2009. Capital spending as a percentage of net sales was 2.7% during the three months ended September 30, 2010, compared to 2.6% during the three months ended September 30, 2009.

Financing Activities

Net cash provided by financing activities was $75 for the three months ended September 30, 2010, compared to net cash used for financing activities of $35 in the comparable prior period. The increase in cash provided by financing activities was primarily due to increased commercial paper borrowings to finance the repayment of amounts borrowed from the Company’s foreign subsidiaries.

At September 30, 2010 and June 30, 2010 the Company had $503 and $369 of commercial paper outstanding at a weighted average interest rate of 0.43%. The average commercial paper outstanding during the three months ended September 30, 2010 and 2009 was $429 and $439 at a weighted average interest rate of 0.43%.

Credit Arrangements

At September 30, 2010, the Company had a $1,100 revolving credit agreement with an expiration date of April 2013. There were no borrowings under this revolving credit arrangement, which the Company believes is now available and will continue to be available for general corporate purposes and to support commercial paper issuances. The revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to EBITDA for the trailing 4 quarters (EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.25. EBITDA, as defined by the revolving credit agreement, may not be comparable to similarly titled measures used by other entities.

The following table sets forth the calculation of the EBITDA ratio, as defined in the Company’s credit agreement, at September 30, 2010:

	12/31/2009	3/31/2010	6/30/2010	9/30/2010	Total
Net earnings	$110	$165	$171	$216	$662
Add back:
Interest expense	37	34	32	32	135
Income tax expense	53	78	104	10	245
Depreciation and amortization	47	44	46	45	182
Asset impairment charges	-	-	-	-	-
Deduct:
Interest income	(1)	-	(1)	(1)	(3)
EBITDA	$246	$321	$352	$302	$1,221
	Debt at September 30, 2010				$2,930
	EBITDA ratio				2.40

The Company is in compliance with all restrictive covenants and limitations as of September 30, 2010. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw under its revolving credit facility, but expects that any drawing under the facility will be fully funded.

The Company had $34 of foreign and other credit lines at September 30, 2010, of which $24 was available for borrowing.

The Company was also a party to letters of credit of $20 primarily related to one of its insurance carriers.

Share Repurchases

The Company has two share repurchase programs: an open-market purchase program, which had a total authorization of $750 as of September 30, 2010, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the three months ended September 30, 2010 the Company repurchased 58 thousand shares for an aggregate of $4 under its Evergreen Program. The Company did not repurchase any shares under the Evergreen Program during the three months ended September 30, 2009.

The Company did not repurchase any shares under the open market purchase program during the three months ended September 30, 2010 and 2009. As discussed in Discontinued Operations above, the Company anticipates it will use the net proceeds from the sale of the Auto Businesses to repurchase shares of the Company’s common stock during this fiscal year. Combined with planned share repurchases to offset stock option dilution, the Company anticipates repurchasing between 12 million and 13 million shares of its common stock during the next two quarters of the current fiscal year.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $16 at both September 30, 2010 and June 30, 2010, respectively, for its share of the related aggregate future remediation cost. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both September 30, 2010 and June 30, 2010. The Company is subject to a cost-sharing arrangement with Ford Motor Co. (Ford) for this matter, under which the Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs, other than legal fees, as the Company and Ford are each responsible for their own such fees. In October 2004, the Company and Ford agreed to a consent judgment with the Michigan Department of Environmental Quality, which sets forth certain remediation goals and monitoring activities. Based on the current status of this matter, and with the assistance of environmental consultants, the Company maintains an undiscounted liability representing its best estimate of its share of costs associated with the capital expenditures, maintenance and other costs to be incurred over an estimated 30-year remediation period. The most significant components of the liability relate to the estimated costs associated with the remediation of groundwater contamination and excess levels of subterranean methane deposits. The Company made payments of less than $1 during each of the three months ended September 30, 2010 and 2009, towards remediation efforts. Currently, the Company cannot accurately predict the timing of the payments that will likely be made under this estimated obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

VALUATION OF INTANGIBLE ASSETS AND PROPERTY, PLANT AND EQUIPMENT

The Company tests its goodwill, trademarks with indefinite lives and other indefinite-lived intangible assets for impairment annually unless there are indications during a different interim period that these assets may have become impaired. During the fourth quarter of fiscal year 2010, the Company changed the date of its annual impairment test of goodwill and indefinite-lived intangible assets from January 1 to April 1. The change was made to more closely align the annual impairment test with the Company’s long-range planning and forecasting process. The change did not delay, accelerate, or avoid an impairment charge. The Company has determined that this change in accounting principle is preferable under the circumstances.

With respect to goodwill, impairment occurs when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. An impairment charge is recorded for the difference between the carrying amount and the implied fair value of the reporting unit’s goodwill. The Company’s reporting units for goodwill impairment testing purposes are its domestic Strategic Business Units (SBUs), Burt’s Bees, and in the International reporting segment, its operations in the individual countries, except in a limited number of areas, such as the Caribbean region, where the reporting unit is the region. These reporting units are the smallest components of the Company’s business for which discrete financial information is available that is reviewed by the managers of the operating segments.

To determine the fair value of a reporting unit, the Company uses a discounted cash flow (DCF) approach, as it believes that this approach is the most reliable indicator of fair value of its businesses and the fair value of their future earnings and cash flows. Under this approach, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows used in the DCF are consistent with the Company’s three year long-range plan, which is presented to the Board and gives consideration to actual business trends experienced, and the broader business strategy for the longer term. The other key estimates and factors used in the DCF include, but are not limited to, future sales volumes, revenue and expense growth rates, changes in working capital, foreign exchange rates, currency devaluation, inflation, and a perpetuity growth rate.

For trademarks and other intangible assets with indefinite lives, impairment occurs when the carrying amount of an asset is greater than its estimated fair value. An impairment charge is recorded for the difference between the carrying amount and the fair value. The Company uses an income approach, the relief-from-royalty method, to estimate the fair value of its trademarks and other intangible assets with indefinite lives. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The determination of the fair values of trademarks and other intangible assets with indefinite lives requires significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value. Changes in such estimates or the application of alternative assumptions could produce different results. There were no instances of impairment identified during fiscal years 2010 and 2009. During fiscal year 2008, as a result of the annual review, the Company recorded $2 of asset impairment charges in its International segment, related to indefinite-lived intangible assets.

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets as of January 1, 2010, and again as of April 1, 2010. No instances of impairment were identified during the reviews as all the carrying values of the Company’s reporting units were determined to be in excess of fair value. However, as discussed in more depth below, the fair value of the Burt’s Bees reporting unit was in excess of its book carrying value by approximately 5%. There were no instances of impairment identified during fiscal years 2009 and 2008 related to goodwill.

The Burt’s Bees reporting unit includes $614 of goodwill. The valuation assumes both sales growth and EBIT margin expansion, reflecting the Company’s current and long term business plan and strategies. The sales and EBIT margin growth rate assumptions contemplate strong growth in the U.S. and significant international growth over the next 10 years. If the Company’s sales growth and EBIT margin expansion expectations are not realized, a change to the valuation may result in the future, which could result in a potential impairment. Macroeconomic factors such as overall economic and category growth rates, commodity prices and foreign currency rates also may impact the valuation over time. The Company is monitoring any events, circumstances or changes in the Burt’s Bees business that might imply a reduction in the estimated fair value and lead to impairment of a portion of the goodwill.

Property, plant and equipment and finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company’s impairment review requires significant management judgment including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. The Company conducts quarterly reviews of idle and underutilized equipment, and reviews business plans for possible impairment indicators. Impairment occurs when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s book value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement.

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed in this Report, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this Report. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended June 30, 2010, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to: the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, sodium hypochlorite, agricultural commodities and other raw materials; increases in energy costs; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and other restructuring plans; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in relationships with suppliers, including sole-source or single-source suppliers; risks related to the handling and/or transportation of hazardous substances, including, but not limited to, chlorine; the success of the Company’s strategies; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology, procure to pay and other key services by third parties; risks relating to acquisitions, mergers and divestitures, including the Company’s ability to achieve the projected strategic and financial benefits from the Burt’s Bees® acquisition or the Company’s ability to successfully execute on planned divestitures, including the sale of the global Auto Businesses, and the costs associated therewith; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers, and the need to refine controls to adjust for accounting, financial reporting and other organizational changes or business conditions; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation, including class action litigation; risks related to maintaining and updating the Company’s information systems, including potential disruptions, costs and the ability of the Company to implement adequate information systems in order to support the current business and to support the Company’s potential growth; the success of new products and the ability of the Company to develop products that delight the consumer; consumer and customer reaction to price increases; competitive actions; risks related to customer concentration; customer-specific ordering patterns and trends; risks arising out of natural disasters; the impact of disease outbreaks, epidemics or pandemics on the Company’s, suppliers’ or customers’ operations; changes in the Company’s tax rate; continuing unfavorable world-wide general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers; foreign currency exchange rate and interest rate fluctuations; unfavorable political conditions in international markets and risks relating to international operations; the impact of the volatility of the debt markets on the Company’s cost of borrowing and access to funds, including commercial paper and its credit facility; risks relating to changes in the Company’s capital structure, including risks related to the Company’s ability to execute on share repurchase plans and the impact thereof on the Company’s capital structure and earnings per share; the need for any unanticipated restructuring or asset-impairment charges; risks arising from declines in cash flow, whether resulting from declining sales, higher cost levels, tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise; and the Company’s ability to maintain its business reputation and the reputation of its brands.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have not been any material changes to the Company’s market risk during the quarter ended September 30, 2010, except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

PART II – OTHER INFORMATION (Unaudited)

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2011.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to 31, 2010	551	$64.41	-	$750,000,000
August 1 to 31, 2010	212,239	$64.82	-	$750,000,000
September 1 to 30, 2010	11,619	$66.62	-	$750,000,000
____________________

(1)	The shares purchased in July 2010 relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock. Of the shares purchased in August 2010, 153,980 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance units and restricted stock. The remaining 58,259 shares were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards. The total shares purchased in September 2010 relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)	On May 13, 2008, the Board of Directors approved a new $750,000,000 share repurchase program, all of which remains available for repurchase as of September 30, 2010. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits

(a) Exhibits

10.26	Purchase and Sale Agreement, made as of September 21, 2010, by and between The Clorox Company and Viking Acquisition Inc. (filed as Exhibit 2.01 to the Current Report on Form 8-K, filed September 22, 2010, incorporated herein by reference).

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Results from Continuing Operations for Fiscal Year 2010 (Adjusted for the Auto Care Businesses results classified to discontinued operations).

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 3, 2010	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Quarterly Results from Continuing Operations for Fiscal Year 2010 (Adjusted for the Auto Care Businesses results classified to discontinued operations).

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Ace of 1934, and otherwise is not subject to liability under these sections.