Form 10-Q
period 2010-12-31
CLOROX CO /DE/
filed 2011-02-07
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 1-07151
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

As of December 31, 2010, there were 137,610,515 shares outstanding of the registrant's common stock ($1.00 – par value).

The Clorox Company

The Clorox Company
PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Net sales	$1,179	$1,215	$2,445	$2,518
Cost of products sold	687	686	1,392	1,406
Gross profit	492	529	1,053	1,112
Selling and administrative expenses	180	185	361	357
Advertising costs	117	123	235	245
Research and development costs	28	29	57	55
Goodwill impairment	258	-	258	-
Interest expense	33	37	65	73
Other (income) expense, net	(12)	18	(13)	28
Earnings (losses) from continuing operations before income taxes	(112)	137	90	354
Income taxes on continuing operations	51	44	113	121
Earnings (losses) from continuing operations	(163)	93	(23)	233
Discontinued operations:
Earnings from Auto businesses, net of tax	7	17	23	34
Gain on sale of Auto businesses, net of tax	177	-	237	-
Earnings from discontinued operations	184	17	260	34
Net earnings	$21	$110	$237	$267
Earnings (losses) per share
Basic
Continuing operations	$(1.17)	$0.66	$(0.17)	$1.65
Discontinued operations	1.32	0.12	1.87	0.24
Basic net earnings per share	$0.15	$0.78	$1.70	$1.89
Diluted
Continuing operations	$(1.17)	$0.66	$(0.17)	$1.64
Discontinued operations	1.32	0.11	1.87	0.24
Diluted net earnings per share	$0.15	$0.77	$1.70	$1.88
Weighted average shares outstanding (in thousands)
Basic	138,678	140,303	139,077	140,023
Diluted	138,678	141,528	139,077	141,211
Dividend declared per share	$0.55	$0.50	$1.10	$1.00

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	12/31/2010	6/30/2010
ASSETS
Current assets
Cash and cash equivalents	$379	$87
Receivables, net	440	540
Inventories, net	412	332
Assets held for sale	-	405
Other current assets	113	125
Total current assets	1,344	1,489
Property, plant and equipment, net	973	966
Goodwill	1,063	1,303
Trademarks, net	551	550
Other intangible assets, net	90	96
Other assets	137	144
Total assets	$4,158	$4,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$3	$371
Current maturities of long-term debt	300	300
Accounts payable	326	409
Accrued liabilities	443	491
Income taxes payable	104	74
Total current liabilities	1,176	1,645
Long-term debt	2,125	2,124
Other liabilities	704	677
Deferred income taxes	29	19
Total liabilities	4,034	4,465
Contingencies
Stockholders’ equity
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at December 31, 2010 and June 30, 2010; and 137,610,515 and 138,764,511 shares
outstanding at December 31, 2010 and June 30, 2010, respectively	159	159
Additional paid-in capital	610	617
Retained earnings	994	920
Treasury shares, at cost: 21,130,946 and 19,976,950 shares at December 31, 2010 and
June 30, 2010, respectively	(1,321)	(1,242)
Accumulated other comprehensive net losses	(318)	(371)
Stockholders’ equity	124	83
Total liabilities and stockholders’ equity	$4,158	$4,548

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	12/31/2010	12/31/2009
Operating activities:
Net earnings	$237	$267
Deduct: Earnings from discontinued operations	260	34
Earnings (loss) from continuing operations	(23)	233
Adjustments to reconcile earnings (loss) from continuing operations:
Depreciation and amortization	88	94
Share-based compensation	14	25
Deferred income taxes	7	5
Goodwill impairment	258	-
Other	-	(15)
Changes in:
Receivables, net	54	58
Inventories, net	(68)	(41)
Other current assets	17	-
Accounts payable and accrued liabilities	(129)	(109)
Income taxes payable	(48)	(39)
Net cash provided by continuing operations	170	211
Net cash provided by discontinued operations	55	35
Net cash provided by operations	225	246

Investing activities:
Capital expenditures	(89)	(76)
Proceeds from sale of businesses, net of transaction costs	747	-
Other	25	1
Net cash provided by (used for) investing activities	683	(75)

Financing activities:
Notes and loans payable, net	(369)	(397)
Long-term debt borrowings	-	297
Long-term debt repayments	-	(15)
Treasury stock purchased	(134)	-
Cash dividends paid	(154)	(141)
Issuance of common stock for employee stock plans and other	35	31
Net cash used for financing activities	(622)	(225)
Effect of exchange rate changes on cash and cash equivalents	6	2
Net increase (decrease) in cash and cash equivalents	292	(52)
Cash and cash equivalents:
Beginning of period	87	206
End of period	$379	$154

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2010 and 2009, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. The results for the interim period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011, or for any future period.

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

NOTE 2. DISCONTINUED OPERATIONS

In September 2010, the Company entered into a definitive agreement to sell its global auto care businesses (Auto Businesses) to an affiliate of Avista Capital Partners in an all-cash transaction. In November 2010, the Company completed the sale pursuant to the terms of a Purchase and Sale Agreement (Purchase Agreement) and received cash consideration of $755. The Company will also receive cash flows of approximately $30 related to working capital that was retained by the Company. Included in earnings from discontinued operations for the three and six months ended December 31, 2010 is an after-tax gain on the transaction of $177 and $237, respectively. The final amount of proceeds is subject to closing adjustments related to the portion of the working capital transferred and are not expected to be material.

Included in the transaction were substantially all of the Company’s global auto care businesses, the majority of which are in the U.S., Australia, Canada and Europe, including the worldwide rights to the market-leading Armor All® and STP® brands. As part of the transaction, the buyer acquired two auto-care manufacturing facilities, one in the U.S. and one in the United Kingdom. Employees at these facilities, the Auto Businesses management team and other employees affiliated with the Auto Businesses transferred to the buyer. The results of the Auto Businesses have historically been part of the Company’s Cleaning and International reportable segments.

As part of the Purchase Agreement, certain transitional services are being provided to the buyer for a period of up to eighteen months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the Auto Businesses. These services do not confer to the Company the ability to influence the operating or financial policies of the Auto Businesses under its new ownership. The Company’s cash inflows and outflows from these services are not expected to be significant during the transition period. Income from these transition services is being reported in other (income) expense in continuing operations with the costs associated with the services reflected in continuing operations in the condensed consolidated statements of earnings. Aside from the transition services, the Company has included the financial results of the Auto Businesses in discontinued operations for all periods presented. Assets related to the Auto Businesses are presented as assets held for sale on the accompanying condensed consolidated balance sheet at June 30, 2010.

NOTE 2. DISCONTINUED OPERATIONS (Continued)

The following table presents the earnings attributable to the Auto Businesses which includes the financial results up to November 5, 2010, the date of the sale.

	Three Months Ended		Three Months Ended		Six Months Ended
	9/30/2010	9/30/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Net sales	$68	$68	$27	$64	$95	$132
Earnings before income taxes	24	27	10	26	34	53
Income tax expense on earnings	(8)	(10)	(3)	(9)	(11)	(19)
Gain on sale	-	-	326	-	326	-
Income tax benefit (expense) on sale	60	-	(149)	-	(89)	-
Earnings from discontinued operations	$76	$17	$184	$17	$260	$34

As a result of the Auto Businesses being reported as discontinued operations in the fiscal quarter ended September 30, 2010, the Company reversed $5 in previously existing deferred tax liabilities and established a net $55 deferred tax asset for the excess of tax basis over book basis in the stock investments of the businesses being sold. A tax benefit had not been previously recorded for this temporary difference because the Company had not entered into a definitive agreement to sell the Auto Businesses until the fiscal quarter ended September 30, 2010. Upon the sale of the Auto Businesses in the fiscal quarter ended December 31, 2010, the deferred tax asset established in the fiscal quarter ended September 30, 2010, was realized. In addition, current income taxes were recorded on the gain on sale.

The major classes of assets and liabilities of the Auto Businesses reflected as held for sale at June 30, 2010 were as follows:

Receivables, net	$4
Inventories, net	35
Other current assets	1
Property, plant and equipment, net	13
Goodwill	347
Trademarks and other intangible assets	12
Accounts payable and other liabilities	(7)
Assets held for sale	$405

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company is exposed to certain commodity, interest rate and foreign currency risks relating to its ongoing business operations. The Company may use commodity futures and swap contracts to fix the price of a portion of its forecasted raw material requirements. Contract maturities, which are generally no longer than 18 months, are matched to the length of the raw material purchase contracts. The Company may enter into interest rate forward contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate forward contracts have durations of less than six months. The Company may also enter into certain foreign currency related derivative contracts to manage a portion of the Company’s foreign exchange risk associated with the purchase of inventory. These foreign currency contracts generally have durations no longer than twelve months.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedge, and on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts of forecasted purchases for raw materials, interest rate forward contracts of forecasted interest payments, and its foreign currency forward contracts of forecasted purchases of inventory as cash flow hedges. During the three and six months ended December 31, 2010 and 2009, the Company had no hedging instruments designated as fair value hedges.

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

For derivative instruments designated and qualifying as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net gain at December 31, 2010, expected to be reclassified into earnings within the next twelve months is $7. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and six months ended December 31, 2010 and 2009, the hedge ineffectiveness was not material. The Company dedesignates these cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments after dedesignation are recorded in other (income) expense and amounted to $2 and $3 for the three and six months ended December 31, 2010, and $0 for the three and six months ended December 31, 2009, respectively.

The Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

		Fair value
	Balance Sheet classification	12/31/2010	6/30/2010
Assets
Foreign exchange contracts	Other current assets	$-	$1
Interest rate contracts	Other current assets	6	-
Commodity purchase contracts	Other current assets	8	-
		$14	$1

Liabilities
Foreign exchange contracts	Accrued liabilities	$(2)	$-
Commodity purchase contracts	Accrued liabilities	-	(2)
		$(2)	$(2)

The effects of derivative instruments designated as hedging instruments on OCI and on the statement of earnings for the three and six months ended December 31, 2010, were as follows:

	Three months ended 12/31/2010		Six months ended 12/31/2010
Cash flow hedges	Gain (Loss) recognized in OCI	Gain reclassified from OCI and recognized in earnings	Gain (Loss) recognized in OCI	Gain reclassified from OCI and recognized in earnings
Commodity purchase contracts	$6	$1	$11	$1
Interest rate contracts	10	-	6	-
Foreign exchange contracts	(2)	-	(3)	-
Total	$14	$1	$14	$1

The gains reclassified from OCI and recognized in earnings for commodity purchase contracts and foreign exchange contracts are included in cost of products sold.

The Company’s derivative financial instruments not designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

		Fair value
	Balance Sheet classification	12/31/2010	6/30/2010
Commodity purchase contracts	Other current assets	$2	$-
Commodity purchase contracts	Accrued liabilities	-	(1)
		$2	$(1)

As of December 31, 2010, the net notional value of commodity derivatives was $62, of which $23 related to diesel fuel, $17 related to jet fuel, $19 related to soybean oil and $3 related to crude oil.

As of December 31, 2010, the net notional value of interest rate forward contracts was $150 related to interest payments associated with the anticipated refinancing of the $300 debt maturing in February 2011.

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

As of December 31, 2010, the Company had outstanding foreign currency forward contracts related to its subsidiaries in Canada and Australia of $24 and $12, respectively, used to hedge forecasted purchases of inventory.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. There was no collateral posted at December 31, 2010.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard and Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of December 31, 2010 the Company and each of its counterparties maintained investment grade ratings with both Standard and Poor’s and Moody’s.

U.S. GAAP prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

At December 31, 2010, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year comprised of derivative financial instruments and were all level 2.

Commodity purchase contracts are fair valued using market quotations obtained from commodity derivative dealers. The interest rate contracts are fair valued using information quoted by U.S. government bond dealers. The foreign exchange contracts are fair valued using information quoted by foreign exchange dealers.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and notes and loans payable approximate their fair values at December 31, 2010 and June 30, 2010, due to the short maturity and nature of those balances. The estimated fair value of long-term debt, included current maturities was $2,605 and $2,635 at December 31, 2010 and June 30, 2010, respectively. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers.

NOTE 4. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	12/31/2010	6/30/2010
Finished goods	$335	$272
Raw materials and packaging	112	94
Work in process	4	4
LIFO allowances	(29)	(28)
Allowances for obsolescence	(10)	(10)
Total	$412	$332

NOTE 5. GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

During the fiscal 2011 second quarter, the Company identified challenges in increasing sales in new international markets in accordance with projections, particularly in the European Union and Asia. Additionally, in the fiscal 2011 second quarter, the Company initiated its process for updating the three year long-range financial and operating plan for the Burt’s Bees business. In addition to slower than projected growth of international sales and challenges in the timing of certain international expansion plans, the domestic natural personal care category had not recovered in accordance with the Company’s projections. Following the comprehensive reevaluation, the Company concluded to recognize an impairment charge in the fiscal 2011 second quarter.

The impairment charge is a result of changes in the assumptions used to determine the fair value of the Burt’s Bees business based on slower than forecasted category growth as well as recent challenges in international expansion plans, which have adversely affected the assumptions for international growth and the estimates of expenses necessary to achieve that growth. The revised assumptions reflect somewhat higher cost levels than previously projected. As a result of this assessment, the Company concluded that the book value of the Burt’s Bees reporting unit exceeded its fair value, resulting in an impairment charge of $258 recognized in the fiscal second quarter ended December 31, 2010. The goodwill impairment charge is based on the Company’s current estimates regarding the future financial performance of the Burt’s Bees business and macroeconomic factors. There was no substantial tax benefit associated with this noncash charge.

To determine the fair value of the Burt’s Bees reporting unit, which is in the Lifestyle segment, the Company used a discounted cash flow (DCF) approach, as it believes that this approach is the most reliable indicator of fair value of the business. Under this approach, the Company estimated the future cash flows of the Burt’s Bees reporting unit and discounted these cash flows at a rate of return that reflects its relative risk.

The Company’s trademarks and definite-lived intangible assets for the Burt’s Bees reporting unit were included in the impairment testing. The impairment testing concluded that these assets were not impaired.

The Company expects to finalize its goodwill impairment analysis for the Burt’s Bees reporting unit during the fiscal quarter ended March 31, 2011, and there could be adjustments to the goodwill impairment charge when the analysis is finalized. Any potential adjustments to the Company’s preliminary estimates as a result of completing this evaluation would be recorded in the Company’s condensed consolidated financial statements when finalized.

The Company may need to make future changes in its assumptions relating to the value of Burt’s Bees, which may result in additional impairment charges if the Company’s sales growth and margin expansion expectations are not realized or macroeconomic factors such as economic and category growth rates, commodity prices and foreign currency rates change in unexpected ways. The Company expects that any such impairment charge will not result in future cash expenditures.

Changes in the carrying amount of Goodwill, Trademarks and Other intangible assets as of December 31, 2010, were as follows:

	Goodwill
	Cleaning	Lifestyle	Household	International	Total
Balance June 30, 2010	$275	$623	$85	$320	1,303
Translation adjustments and other	-	-	-	14	14
Balance September 30, 2010	275	623	85	334	1,317
Goodwill impairment	-	(258)	-	-	(258)
Translation adjustments and other	-	-	-	4	4
Balance December 31, 2010	$275	$365	$85	$338	$1,063

NOTE 5. GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS (Continued)

	Trademarks			Other intangible assets subject to amortization
	Subject to amortization	Not subject to amortization	Total	Technology and Product formulae	Other	Total
Balance June 30, 2010	$24	$526	$550	$37	$59	$96
Amortization	(1)	-	(1)	(2)	(1)	(3)
Translation adjustments and other	2	1	3	2	(2)	-
Balance September 30, 2010	25	527	552	37	56	93
Amortization	(1)	-	(1)	(2)	(1)	(3)
Translation adjustments and other	-	-	-	-	-	-
Balance December 31, 2010	$24	$527	$551	$35	$55	$90

Trademarks and Other intangible assets subject to amortization are net of accumulated amortization of $243 and $235 at December 31, 2010 and June 30, 2010, respectively. Estimated amortization expense for these intangible assets is $17, $17, $16, $15 and $11 for fiscal years 2011, 2012, 2013, 2014 and 2015, respectively. The weighted-average amortization period for trademarks and other intangible assets subject to amortization is 22 years and 15 years, respectively.

NOTE 6. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	12/31/2010	6/30/2010
Employee benefit obligations	$304	$306
Venture agreement net terminal obligation	276	274
Taxes	93	64
Other	31	33
Total	$704	$677

NOTE 7. NET EARNINGS PER SHARE

The following are reconciliations of net earnings (loss) to net earnings (loss) applicable to common stock, and the number of common shares outstanding (in thousands) used to calculate basic EPS to those used to calculate diluted EPS:

	Three Months Ended		Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Earnings (losses) from continuing operations	$(163)	$93	$(23)	$233
Earnings from discontinued operations	184	17	260	34
Net earnings	$21	$110	$237	$267
Less: Earnings allocated to participating securities	-	(1)	(1)	(2)
Net earnings applicable to common stock	$21	$109	$236	$265

NOTE 7. NET EARNINGS PER SHARE (Continued)

	Weighted Average Number of Shares Outstanding for the Three Months Ended		Weighted Average Number of Shares Outstanding for the Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Basic	138,678	140,303	139,077	140,023
Dilutive effect of stock options and other
(excludes participating securities)	-	1,225	-	1,188
Diluted	138,678	141,528	139,077	141,211

During the three and six months ended December 31, 2010, the Company did not include stock options to purchase 3,456 thousand shares and 3,504 thousand shares, respectively, of the Company’s common stock in the calculations of diluted EPS because their inclusion would be anti-dilutive. Since the Company experienced losses from continuing operations for both the three and six month periods ended December 31, 2010, no dilution was applied to the Company’s basic weighted average shares outstanding for those periods as to do so would have reduced the Company’s reported losses from continuing operations.

During the three and six months ended December 31, 2009, the Company did not include stock options to purchase 4,126 thousand and 4,150 thousand shares, respectively, of the Company’s common stock, in the calculations of diluted EPS because their inclusion would be anti-dilutive.

During the three and six months ended December 31, 2010, the Company repurchased 2,063 and 2,121 thousand shares for an aggregate of $130 and $134, respectively. The Company did not repurchase any shares during the three and six months ended December 31, 2009.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ equity, net of tax. Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Net earnings	$21	$110	$237	$267
Other comprehensive gains (losses), net of tax:
Foreign currency translation	8	(5)	42	17
Net derivative adjustments	8	8	6	11
Pension and postretirement benefit adjustments	3	1	5	2
Total comprehensive income	$40	$114	$290	$297

NOTE 9. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on income from continuing operations was (45.0)% and 125.9% for the three and six months ended December 31, 2010, respectively, and 32.1% and 34.2% for the three and six months ended December 31, 2009, respectively. The substantially different tax rates in the current periods resulted from the non-deductible goodwill impairment charge of $258 related to the Burt’s Bees reporting unit as there was no substantial tax benefit associated with this noncash charge. The effective tax rate on continuing operations, excluding the noncash goodwill impairment charge, was 35.6% and 32.9% for the current periods. The lower rate for the three months ended December 31, 2009, was primarily due to lower foreign tax expense. The lower rate for the six months ended December 31, 2010, was primarily due to favorable tax settlements and the statutory phase-in of increased rates for the domestic manufacturing deduction, partially offset by lower foreign tax expense for the six months ended December 31, 2009.

Included in the balance of unrecognized tax benefits at December 31, 2010 and June 30, 2010, are potential benefits of $60 and $57, respectively, that if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2010 and June 30, 2010, the total balance of accrued interest and penalties related to uncertain tax positions was $13 and $22, respectively. Interest and penalties included in income tax expense were a benefit of $1 and $3 for the three and six months ended December 31, 2010, and expense of $2 and $5 for the three and six months ended December 31, 2009, respectively.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. Certain issues relating to 2003, 2004 and 2006 were effectively settled by the Company and the IRS Appeals Division during the first quarter of fiscal year 2011. Tax and interest payments of $18 were made with respect to these issues in the current period. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

In the twelve months succeeding December 31, 2010, audit resolutions could potentially reduce total unrecognized tax benefits by up to $6, primarily as a result of cash settlement payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 10. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income and health care plans:

	Three Months Ended		Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Components of net periodic benefit cost (income):
Service cost	$4	$2	$7	$5
Interest cost	7	7	14	15
Expected return on plan assets	(8)	(7)	(16)	(15)
Amortization of unrecognized items	4	2	8	4
Total net periodic benefit cost	$7	$4	$13	$9

The net periodic benefit cost for the Company’s retirement health care plans was $1 and $2, respectively for each of the three month and six month periods ended December 31, 2010 and 2009, respectively.

During the three months ended September 30, 2010, the Company made discretionary contributions of $15 to the domestic qualified retirement income plan.

NOTE 11. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $16 at both December 31, 2010 and June 30, 2010 for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2010 and June 30, 2010. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, including the environmental matter described above, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

NOTE 12. SEGMENT RESULTS

The Company operates through strategic business units, which are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. As a result of the recognition of the Auto Businesses as discontinued operations, the results of the Auto Businesses are no longer included in the Cleaning and International reportable segments for any period presented. The four reportable segments consist of the following:
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

  International consists of products sold outside the United States, excluding natural personal care products. These products include home-care, laundry, water filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Ever Clean®, Chux®, Kingsford®, Fresh Step®, Scoop Away® , Ever Clean®, K C Masterpiece® and Hidden Valley® brands.
Corporate includes certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expenses. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances, and other investments.

NOTE 12. SEGMENT RESULTS (Continued)

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s net sales and earnings (losses) from continuing operations before income taxes, with amounts that are not allocated to the operating segments shown as Corporate.

	Net Sales
	Three Months Ended		Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Cleaning	$354	$378	$803	$832
Household	320	334	674	715
Lifestyle	218	212	419	412
International	287	291	549	559
Total Company	$1,179	$1,215	$2,445	$2,518

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Cleaning	$64	$70	$185	$189
Household	25	27	78	82
Lifestyle	(192)	78	(134)	144
International	41	32	81	75
Corporate	(50)	(70)	(120)	(136)
Total Company	$(112)	$137	$90	$354

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

The earnings (losses) from continuing operations before income taxes for the Lifestyle segment include a $258 noncash goodwill impairment charge for the Burt’s Bees business for the three and six months ended December 31, 2010.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 25% and 26% of consolidated net sales for the three and six months ended December 31, 2010, and 26% and 27% of consolidated net sales for the three and six months ended December 31, 2009, respectively.

NOTE 13. GUARANTEES

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has various indemnification agreements in effect that specify a maximum possible indemnification exposure. As of December 31, 2010, the Company’s aggregate maximum exposure from these agreements is $66. This amount consists primarily of an indemnity of up to $38 made to an affiliate of Avista Capital Partners in connection with the sale of the Auto Businesses, a substantial portion of which expires six months from November 5, 2010. The Company had not made, nor does it anticipate making, any payments relating to the indemnities.

At December 31, 2010, The Company is a party to letters of credit of $18, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at December 31, 2010.

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

The Company operates through strategic business units which are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. As a result of the recognition of the Auto Businesses as discontinued operations, the results of the Auto Businesses are no longer included in the Cleaning and International reportable segments. The four reportable segments consist of the following:
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

  International consists of products sold outside the United States, excluding natural personal care products. These products include home-care, laundry, water filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Ever Clean®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, K C Masterpiece® and Hidden Valley® brands.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the Securities and Exchange Commission (SEC) on August 25, 2010, and the unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three and six months ended December 31, 2010 (the current periods), to the three and six months ended December 31, 2009 (the prior periods), using percentages calculated on a rounded basis, except as noted. In addition, the discussion of results of operations of the Company as well as the Lifestyle segment includes certain financial measures that are not defined by accounting principles generally accepted in the United States of America (non-GAAP measures). These measures are diluted net earnings per share from continuing operations before the goodwill impairment charge and earnings from continuing operations before income taxes and the goodwill impairment charge. Management believes these measures provide investors with additional information about the underlying results of the Company. Information about these non-GAAP measure is set forth in the paragraph below and in the applicable segment discussion.

CONTINUING OPERATIONS

	Diluted Per Share Basis
	Three Months Ended		Six Months Ended
	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Net earnings from continuing operations	$(1.17)	$0.66	$(0.17)	$1.64
Add: Goodwill impairment	(1.85)	-	(1.85)	-
Net earnings from continuing operations before goodwill impairment	$0.68	$0.66	$1.68	$1.64

Diluted net earnings per share from continuing operations before goodwill impairment is a non-GAAP measure used by the Company’s management to evaluate the business performance of the Company excluding the goodwill impairment charge. Excluding the noncash goodwill impairment, the Company’s diluted net earnings per share from continuing operations increased $0.02 and $0.04 in the current periods compared to the prior periods. These increases were primarily due to the benefit of cost savings and the impact of pricing, partially offset by a decrease in net sales, unfavorable commodity costs and higher trade promotion spending.

	Three Months Ended				% of Net Sales
	12/31/2010	12/31/2009	% Change		12/31/2010	12/31/2009
Net sales	$1,179	$1,215	(3	) %	100.0%	100.0%
Gross profit	492	529	(7)		41.7	43.5
Selling and administrative expenses	180	185	(3)		15.3	15.2
Advertising costs	117	123	(5)		9.9	10.1
Research and development costs	28	29	(3)		2.4	2.4

	Six Months Ended				% of Net Sales
	12/31/2010	12/31/2009	% Change		12/31/2010	12/31/2009
Net sales	$2,445	$2,518	(3	) %	100.0%	100.0%
Gross profit	1,053	1,112	(5)		43.1	44.2
Selling and administrative expenses	361	357	1		14.8	14.2
Advertising costs	235	245	(4)		9.6	9.7
Research and development costs	57	55	4		2.3	2.2

Net sales and volume decreased in current periods as compared to prior periods. Volume decline of 2% in the three months ended December 31, 2010, was primarily driven by higher shipments of Clorox® disinfecting wipes and other disinfecting products due to the H1N1 flu pandemic that was prevalent in the three months ended December 31, 2009. These decreases were partially offset by increased shipments in Latin America driven by new home care products, higher shipments of Burt’s Bees® natural personal care products and higher shipments of Pine-Sol® cleaners and Glad® trash bags behind product innovation. The variance between changes in volume and sales was primarily due to the negative impact of foreign currency exchange rates (approximately 220 basis points) and higher trade promotion spending (approximately 80 basis points), partially offset by the impact of pricing (approximately 190 basis points).

Volume decline of 2% during the six months ended December 31, 2010, was primarily driven by lower shipments of Glad® food storage products, Scoop Away® cat litter and Clorox® disinfecting wipes. These decreases were partially offset by increased shipments of Burt’s Bees® natural personal care products, primarily due to lip balm, and increased shipments of Pine-Sol® cleaners due to strong retailer merchandising and increased distribution; and Glad® trash bags due to product innovation. The variance between changes in volume and sales was primarily due to the negative impact of foreign exchange rates (approximately 180 basis points) and higher trade promotion spending (approximately 60 basis points), partially offset by the benefits of pricing (approximately 160 basis points).

Gross margin, defined as gross profit as a percentage of net sales, decreased in the current periods as compared to prior periods. Gross margin decline in the three months ended December 31, 2010, was primarily driven by 100 basis points from unfavorable business and channel mix, 80 basis points from higher manufacturing and logistics costs, 60 basis points from unfavorable foreign exchange rates and 30 basis points from higher trade promotion spending, partially offset by 100 basis points from the impact of price increases. The impact of approximately 180 basis points from cost savings more than offset the unfavorable impact from higher commodity costs of 150 basis points.

Gross margin decline for the six months ended December 31, 2010, reflects approximately 100 basis points from higher other manufacturing related costs, 50 basis points from unfavorable foreign exchange rates, 40 basis points from higher trade promotion spending, partially offset by 90 basis points from the impact of price increases. The impact of approximately 190 basis points from the benefit of costs savings more than offset the unfavorable impact from higher commodity costs of 165 basis points.

Selling and administrative expenses decreased in the current quarter primarily due to lower legal settlement costs and lower employee incentive compensation costs partially offset by inflationary pressure in Latin America countries and infrastructure investments in facilities and information systems.

The slight increase in selling and administrative expenses in the six months ended December 31, 2010, was primarily due to inflationary pressure in Latin America countries partially offset by lower legal settlement costs and lower employee incentive costs.

Advertising costs remained flat as a percentage of net sales as the Company continues to support its new products and established brands.

Research and development costs remained flat as a percentage of net sales as the Company continues to support its new products and established brands with an emphasis on innovation.

Goodwill impairment
During the fiscal 2011 second quarter, the Company identified challenges in increasing sales in new international markets in accordance with projections, particularly in the European Union and Asia. Additionally, in the fiscal 2011 second quarter, the Company initiated its process for updating the three year long-range financial and operating plan for the Burt’s Bees business. In addition to slower than projected growth of international sales and challenges in the timing of certain international expansion plans, the domestic natural personal care category had not recovered in accordance with the Company’s projections. Following the comprehensive reevaluation, the Company concluded to recognize an impairment charge in the fiscal 2011 second quarter.

The impairment charge is a result of changes in the assumptions used to determine the fair value of the Burt’s Bees business based on slower than forecasted category growth as well as recent challenges in international expansion plans, which have adversely affected the assumptions for international growth and the estimates of expenses necessary to achieve that growth. The revised assumptions reflect somewhat higher cost levels than previously projected. As a result of this assessment, the Company concluded that the book value of the Burt’s Bees reporting unit exceeded its fair value, resulting in an impairment charge of $258 recognized in the fiscal second quarter ended December 31, 2010. The goodwill impairment charge is based on the Company’s current estimates regarding the future financial performance of the Burt’s Bees business and macroeconomic factors. There was no substantial tax benefit associated with this noncash charge.

To determine the fair value of the Burt’s Bees reporting unit, which is in the Lifestyle segment, the Company used a discounted cash flow (DCF) approach, as it believes that this approach is the most reliable indicator of fair value of the business. Under this approach, the Company estimated the future cash flows of the Burt’s Bees reporting unit and discounted these cash flows at a rate of return that reflects its relative risk.

The Company’s trademarks and definite-lived intangible assets for the Burt’s Bees reporting unit were included in the impairment testing. The impairment testing concluded that these assets were not impaired.

The Company expects to finalize its goodwill impairment analysis for the Burt’s Bees reporting unit during the fiscal quarter ended March 31, 2011, and there could be adjustments to the goodwill impairment charge when the analysis is finalized. Any potential adjustments to the Company’s preliminary estimates as a result of completing this evaluation would be recorded in the Company’s condensed consolidated financial statements when finalized.

The Company may need to make future changes in its assumptions relating to the value of Burt’s Bees, which may result in additional impairment charges if the Company’s sales growth and margin expansion expectations are not realized or macroeconomic factors such as economic and category growth rates, commodity prices and foreign currency rates change in unexpected ways. The Company expects that any such impairment charge will not result in future cash expenditures.

Interest expense decreased by $4 and $8, respectively, in the current periods. The decrease is primarily due to lower interest rates on aggregate borrowings and a decline in average debt balances.

Other (income) expense, net was $(12) and $(13) in the current periods and $18 and $28 in the prior periods. The change in other (income) expense, net for the current periods was primarily due to the decline in foreign exchange transaction losses in Venezuela of $18 and $27, respectively, from translating the Venezuelan subsidiary’s financial statements using the parallel exchange rate instead of the official rate in the prior periods and low income housing partnership gains.

The effective tax rate on continuing operations was (45)% and 125.9% for the current periods, respectively, as compared to 32.1% and 34.2% for the prior periods, respectively. The tax rates in the current periods resulted from the non-deductible goodwill impairment charge of $258 related to the Burt’s Bees reporting unit, as there was no substantial tax benefits associated with the charge. The effective tax rate on continuing operations, excluding the noncash goodwill impairment charge, was 35.6% and 32.9% for the current periods. The lower rate for the three months ended December 31, 2009, was primarily due to lower foreign tax expense. The lower rate for the six months ended December 31, 2010, was primarily due to favorable tax settlements and the statutory phase-in of increased rates for the domestic manufacturing deduction for the six months ended December 31, 2010, partially offset by lower foreign tax expense.

DISCONTINUED OPERATIONS

In September 2010, the Company entered into a definitive agreement to sell its global auto care businesses (Auto Businesses) to an affiliate of Avista Capital Partners in an all-cash transaction. In November 2010, the Company completed the sale pursuant to the terms of a Purchase and Sale Agreement (Purchase Agreement) and received cash consideration of $755. The Company will also receive cash flows of approximately $30 related to working capital that was retained by the Company. Included in earnings from discontinued operations for the three and six months ended December 31, 2010 is an after-tax gain on the transaction of $177 and $237, respectively. The final amount of proceeds is subject to closing adjustments related to the portion of the working capital transferred and are not expected to be material.

Included in the transaction are substantially all of the Company’s global auto care businesses, the majority of which are in the U.S., Australia, Canada and Europe, including the worldwide rights to the market-leading Armor All® and STP® brands. As part of the transaction, the buyer acquired two auto-care manufacturing facilities, one in the U.S. and one in the United Kingdom. Employees at these facilities, the Auto Businesses management team and other employees affiliated with the Auto Businesses transferred to the buyer. The results of the Auto Businesses have historically been part of the Company’s Cleaning and International reportable segments.

As part of the Purchase Agreement, certain transitional services are provided to the buyer for a period of up to eighteen months. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the Auto Businesses. These services do not confer to the Company the ability to influence the operating or financial policies of the Auto Businesses under its new ownership. The Company’s cash inflows and outflows from these services are not expected to be significant during the transition period. Income from these transition services is being reported in other (income) expense in continuing operations with the costs associated with the services reflected in continuing operations in the condensed consolidated statements of earnings. Aside from the transition services, the Company has included the financial results of the Auto Businesses in discontinued operations for all periods presented. Assets related to the Auto Businesses are presented as assets held for sale on the accompanying condensed consolidated balance sheet at June 30, 2010.

The following table presents the earnings attributable to the Auto Businesses which includes the financial results up to November 5, 2010, the date of the sale.

	Three Months Ended		Three Months Ended		Six Months Ended
	9/30/2010	9/30/2009	12/31/2010	12/31/2009	12/31/2010	12/31/2009
Earnings from Auto businesses, net of tax	$8	$17	$7	$17	$23	$34
Gain on sale	-	-	326	-	326	-
Income tax benefit (expense) on sale	60	-	(149)	-	(89)	-
Earnings from discontinued operations	$68	$17	$184	$17	$260	$34

As a result of the Auto Businesses being reported as discontinued operations in the fiscal quarter ended September 30, 2010, the Company reversed $5 in previously existing deferred tax liabilities and established a net $55 deferred tax asset for the excess of tax basis over book basis in the stock investments of the businesses being sold. A tax benefit had not been previously recorded for this temporary difference because the Company had not entered into a definitive agreement to sell the Auto Businesses until the fiscal quarter ended September 30, 2010. Upon the sale of the Auto Businesses in the fiscal quarter ended December 31, 2010, the deferred tax asset established in the fiscal quarter ended September 30, 2010, was realized. In addition, current income taxes were recorded on the gain on sale.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following presents the results of continuing operations from the Company’s reportable segments, excluding certain unallocated costs included in Corporate:

CLEANING

	Three Months Ended			Six Months Ended
	12/31/2010	12/31/2009	% Change	12/31/2010	12/31/2009	% Change
Net sales	$354	$378	(6)%	$803	$832	(3)%
Earnings from continuing operations before
income taxes	64	70	(9)	185	189	(2)

Net sales, volume and earnings from continuing operations before income taxes declined in the current periods as compared to the year-ago periods.

Volume decline of 6% in the current period was primarily driven by higher shipments in the prior period of Clorox® disinfecting wipes and other disinfecting products associated with the H1N1 flu pandemic that was prevalent in the three months ended December 31, 2009, and lower shipments of Clorox® laundry additives due to category softness. These decreases were primarily offset by higher shipments of Pine-Sol® cleaners due to product improvements and increased merchandising activity. The decrease in earnings from continuing operations before income taxes in the current period was primarily due to $24 of lower sales and  $6 of higher commodity costs, primarily due to resin; partially offset by lower selling and administrative expenses of $8, primarily due to lower legal settlement costs; $7 of cost savings due to network consolidations and various manufacturing efficiencies, and lower advertising costs  of $6.

Volume decline of 2% in the six months ended December 31, 2010, was primarily driven by lower shipments of Clorox® disinfecting wipes and other disinfecting products due to a high level of shipments in the year-ago period related to the H1N1 flu pandemic and lower shipments of Green Works® products, primarily due to the launch of Green Works® laundry detergent in the prior period. These decreases were primarily offset by higher shipments of Pine-Sol® cleaners due to increased merchandising activity and increased distribution. The variance between changes in net sales and volume was primarily due to increased trade spending (approximately 60 basis points). The decrease in earnings from continuing operations before income taxes in the six months ended December 31, 2010, was primarily due to $29 of lower net sales, $13 of higher commodity costs, primarily due to resin; partially offset by $16 of cost savings due to network consolidations and various manufacturing efficiencies, a $13 decrease in advertising costs and a $7 decrease in selling and administrative expenses primarily due to lower legal settlement costs.

HOUSEHOLD

	Three Months Ended			Six Months Ended
	12/31/2010	12/31/2009	% Change	12/31/2010	12/31/2009	% Change
Net sales	$320	$334	(4)%	$674	$715	(6)%
Earnings from continuing operations before
income taxes	25	27	(7)	78	82	(5)

Net sales, volume and earnings from continuing operations before income taxes declined in the current periods as compared to the year-ago periods.

Volume decline of 1% in the current period was primarily driven by lower shipments of Glad® food storage products partially offset by higher shipments of Glad® trash bags, primarily related to product improvements. The variance between changes in net sales and volume was primarily due to increased trade spending to support the Glad® business and price declines on cat litter (together, approximately 240 basis points). The decrease in earnings from continuing operations before income taxes in the current period was primarily due to $14 of lower net sales, $6 of higher commodity costs, primarily due to resin; partially offset by $9 of cost savings, primarily associated with various manufacturing efficiencies and product improvements, $5 of lower manufacturing and logistics costs and $4 of lower advertising costs.

Volume decline of 5% in the six months ended December 31, 2010, was primarily driven by lower shipments of Glad® food storage products; lower shipments of Scoop Away® cat litter primarily due to competitive activity, and lower shipments of Kingsford® charcoal. These decreases were primarily offset by higher shipments of Glad® trash bags primarily related to product improvements. The variance between changes in net sales and volume was primarily due to increased trade spending (approximately 90 basis points) and other smaller items (approximately 50 basis points). The decrease in earnings from continuing operations before income taxes in the six months ended December 31, 2010, was primarily due to $41 of lower net sales, $16 of higher commodity costs; partially offset by $20 of cost savings, primarily associated with various manufacturing efficiencies and product improvements and $13 of lower manufacturing and logistics costs and other items.

LIFESTYLE

	Three Months Ended			Six Months Ended
	12/31/2010	12/31/2009	% Change	12/31/2010	12/31/2009	% Change
Net sales	$218	$212	3%	$419	$412	2%
Earnings (losses) from continuing operations
before income taxes	$(192)	$78	(346)	$(134)	$144	(193)
Goodwill impairment	258	-	100	258	-	100
Earnings from continuing operations before
income taxes and the goodwill impairment charge	$66	$78	(15)	$124	$144	(14)

Earnings (losses) from continuing operations before income taxes and earnings from continuing operations before income taxes and the goodwill impairment charge, declined while net sales and volume increased in the current periods as compared to the year-ago periods.

Earnings from continuing operations before income taxes and the goodwill impairment charge, is a non-GAAP measure used by the Company’s management to evaluate the business performance of the Company excluding the goodwill impairment charge.

Volume growth of 3% in the current period was primarily driven by higher shipments of Burt’s Bees® natural personal care products and Hidden Valley® salad dressings behind new products and incremental advertising. These increases were primarily offset by lower shipments of Brita® water-filtration products due to a challenging comparison with high volume in the three months ended December 31, 2009. The decrease in earnings (losses) from continuing operations before income taxes in the current period was primarily due to a noncash goodwill impairment charge of $258 for the Burt’s Bees business. The decrease in earnings from continuing operations before income taxes and the goodwill impairment charge, in the three months ended December 31, 2010, was primarily due to $5 of higher advertising and sales promotion activity, $3 of higher selling and administrative expenses and other items.

Volume growth of 2% in the six months ended December 31, 2010, was primarily driven by higher shipments of Burt’s Bees® natural personal care products, primarily driven by lip balm, and increased shipments of Brita® pour-through water filtration products. These increases were primarily offset by lower shipments of KC Masterpiece® barbeque sauce due to strong competitive activity and lower shipments of Hidden Valley® bottled salad dressings. The decrease in earnings (losses) from continuing operations before income taxes in the six months ended December 31, 2010, was primarily due to a noncash goodwill impairment charge of $258 for the Burt’s Bees business. The decrease in earnings from continuing operations before income taxes and the goodwill impairment charge, in the six months ended December 31, 2010, was primarily due to $6 of higher advertising expenses, $4 of increased trade spending, $4 of higher selling and administrative expenses and other items.

INTERNATIONAL

	Three Months Ended			Six Months Ended
	12/31/2010	12/31/2009	% Change	12/31/2010	12/31/2009	% Change
Net sales	$287	$291	(1)%	$549	$559	(2)%
Earnings from continuing operations before
income taxes	41	32	28	81	75	8

Volume and earnings from continuing operations before income taxes increased while net sales declined in the current periods as compared to the year-ago periods.

Volume growth of 3% in the current period was primarily driven by new home care product launches and category growth in Latin America, partially offset by lower shipments of Glad® products in Australia due to distribution losses. The variance between the changes in net sales and volume was primarily due to the impact of unfavorable foreign exchange rates (approximately 900 basis points) and unfavorable product mix (approximately 260 basis points) substantially offset by the impact of pricing (approximately 800 basis points). The increase in earnings from continuing operations before income taxes was primarily due to the impact of $23 of price increases and $3 of cost savings; partially offset by $9 of higher manufacturing and logistics costs, primarily due to inflation, $6 of higher selling and administrative expenses and $5 of higher commodity costs, primarily due to resin and the impact of inflation.

Volume was flat in the six months ended December 31, 2010. The variance between the changes in net sales and volume was primarily due to unfavorable foreign exchange rates (approximately 800 basis points) and unfavorable product mix (approximately 170 basis points), substantially offset by the impact of pricing (approximately 800 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $45 of price increases. This factor was partially offset by $14 of higher manufacturing and logistics costs, primarily due to inflation, $12 of higher commodity costs, primarily due to resin and the impact of inflation and $11 of higher selling and administrative expenses.

CORPORATE

	Three Months Ended			Six Months Ended
	12/31/2010	12/31/2009	% Change	12/31/2010	12/31/2009	% Change
Losses from continuing operations before
income taxes	$(50)	$(70)	(29)%	$(120)	$(136)	(12)%

The decrease in losses from continuing operations before income taxes attributable to Corporate during the current periods was primarily due to low income housing partnership gains, lower compensation expense and lower interest expense primarily due to lower interest rates on aggregate borrowings and a decline in average debt balances, partially offset by incremental investments for information technology projects.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remains strong as of December 31, 2010. Net cash provided by continuing operations was $170 for the six months ended December 31, 2010, compared with $211 in the year-ago period. The decrease in net cash provided by continuing operations for the six months ended December 31, 2010, was primarily driven by higher off-season inventory builds in the Charcoal business and an increase in payments associated with fiscal year 2010 incentive compensation programs.

Working Capital

The Company’s total cash balance increased $292 as of December 31, 2010 as compared to June 30, 2010. The higher cash balance at December 31, 2010, was primarily attributable to the investment of proceeds from the sale of the global auto care businesses which were invested in various money market instruments, consistent with preserving capital and maintaining daily liquidity.

The lower cash balance at June 30, 2010 was primarily attributable to repayment of temporary intercompany borrowings allowed under temporary U.S. federal tax law changes that provide tax relief for U.S. companies to borrow from their foreign subsidiaries on a short-term basis, borrowings which the Company used to pay down commercial paper balances during fiscal year 2010. As of June 30, 2010, the Company had borrowed $155 from its subsidiaries pursuant to the provisions of this tax relief. All such borrowings were repaid during the three months ended September 30, 2010. The Company is eligible to make additional borrowings subject to this tax relief through June 30, 2011.

As of December 31, 2010, total current assets exceeded total current liabilities by $168 which was primarily attributable to the funds received from the sale of the global auto businesses; the Company’s focus on maintaining receivable, inventory and payable balances at levels consistent with the Company’s business plan; and the classification of $300 of senior notes maturing in February 2011 in current liabilities. Although the Company has sufficient access to both the commercial paper market and current credit lines to fund the maturity of its senior notes, it plans to refinance the $300 of maturing notes with the issuance of new senior notes prior to maturity. The Company believes it will be able to successfully refinance the notes at a lower rate based on current market conditions and its strong credit ratings, strong and consistent cash flows and demonstrated access to fixed income markets, as evidenced by ongoing successful commercial paper issuances and the placement of $300 million of senior notes as recently as November 2009. The Company believes that its strong ongoing operating cash flows, ongoing access to the commercial paper markets, the $1,100 undrawn credit facility (See “Financing Activities” below) and the planned refinance of senior notes will enable the Company to meet all of its operating and capital needs for the foreseeable future.

As of June 30, 2010, total current liabilities exceeded total current assets (excluding assets held for sale) by $561 which was primarily attributable to the Company’s focus on maintaining receivable, inventory and payable balances at levels consistent with the Company’s business plan and the classification of $300 of senior notes maturing in February 2011 in current liabilities.

Investing Activities

Capital expenditures were $89 during the six months ended December 31, 2010, as compared to $76 during the six months ended December 31, 2009. Capital spending as a percentage of net sales was 3.6% during the six months ended December 31, 2010, compared to 3.0% during the six months ended December 31, 2009. The increase in capital expenditures in the current fiscal year was primarily due to spending related to the Supply Chain and information technology investments.

Financing Activities

Net cash used for financing activities was $622 for the six months ended December 31, 2010, as compared to $225 in the comparable prior period. The increase in cash used by financing activities was primarily due to the use of sales proceeds from the auto businesses to repay commercial paper and repurchase common stock.

At December 31, 2010 and June 30, 2010, the Company had $0 and $369 of commercial paper outstanding at a weighted average interest rate of nil and 0.43%. The average commercial paper outstanding during the three months ended December 31, 2010 and 2009 was $283 and $302 at a weighted average interest rate of 0.41% and 0.30%, respectively.

Credit Arrangements

At December 31, 2010, the Company had a $1,100 revolving credit agreement with an expiration date of April 2013. There were no borrowings under this revolving credit arrangement, which the Company believes is now available and will continue to be available for general corporate purposes and to support commercial paper issuances. The revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to EBITDA for the trailing 4 quarters (EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.25. EBITDA, as defined by the revolving credit agreement, may not be comparable to similarly titled measures used by other entities.

The following table sets forth the calculation of the EBITDA ratio, as defined in the Company’s credit agreement, at December 31, 2010:

	3/31/2010	6/30/2010	9/30/2010	12/31/2010	Total
Net earnings	$165	$171	$216	$21	$573
Add back:
Interest expense	34	32	32	33	131
Income tax expense	78	104	10	203	395
Depreciation and amortization	44	46	45	43	178
Goodwill impairment charges	-	-	-	258	258
Deduct:
Interest income	-	(1)	(1)	(1)	(3)
Gain on sale	-	-	-	(326)	(326)
EBITDA	$321	$352	$302	$231	$1,206
			Debt at December 31, 2010		$2,428
			EBITDA ratio		2.01

The Company is in compliance with all restrictive covenants and limitations as of December 31, 2010. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw under its revolving credit facility, but expects that any drawing under the facility will be fully funded.

The Company had $44 of foreign and other credit lines at December 31, 2010, of which $35 was available for borrowing.

The Company was also a party to letters of credit of $18 primarily related to one of its insurance carriers.

Share Repurchases

The Company has two share repurchase programs: an open-market purchase program, which had a total authorization of $750 as of December 31, 2010, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the three and six months ended December 31, 2010, the Company repurchased 2,063 thousand shares and 2,121 thousand shares, respectively, for an aggregate of $130 and $134, respectively. The Company did not repurchase any shares during the three and six months ended December 31, 2009.

The Company did not repurchase any shares under the open market purchase program during the three and six months ended December 31, 2010 and 2009. The Company anticipates it will use the net proceeds of approximately $680 from the sale of the Auto Businesses to repurchase shares of the Company’s common stock during this fiscal year.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $16 at both December 31, 2010 and June 30, 2010 for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both December 31, 2010 and June 30, 2010. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, including the environmental matter described above, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward looking statements involve risks and uncertainties. Except for historical information, matters discussed in this Report, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward looking statements. These forward looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this Report. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended June 30, 2010, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to: the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, sodium hypochlorite, agricultural commodities and other raw materials; increases in energy costs; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and other restructuring plans; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in relationships with suppliers, including sole-source or single-source suppliers; risks related to the handling and/or transportation of hazardous substances, including, but not limited to, chlorine; the success of the Company’s strategies; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology, procure to pay and other key services by third parties; risks relating to acquisitions, mergers and divestitures, including the Company’s ability to achieve the updated strategic and financial benefits from the Burt’s Bees® acquisition or the Company’s ability to successfully implement changes resulting from divestitures, including the sale of the global Auto Care businesses, and the costs associated therewith; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers, and the need to refine controls to adjust for accounting, financial reporting and other organizational changes or business conditions; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation, including class action litigation; risks related to maintaining and updating the Company’s information systems, including potential disruptions, costs and the ability of the Company to implement adequate information systems in order to support the current business and to support the Company’s potential growth; the success of new products and the ability of the Company to develop products that delight the consumer; consumer and customer reaction to price increases; competitive actions; risks related to customer concentration; customer-specific ordering patterns and trends; risks arising out of natural disasters; the impact of disease outbreaks, epidemics or pandemics on the Company’s, suppliers’ or customers’ operations; changes in the Company’s tax rate; continuing unfavorable worldwide general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers; foreign currency exchange rate and interest rate fluctuations; unfavorable political conditions in international markets and risks relating to international operations; the impact of the volatility of the debt markets on the Company’s cost of borrowing and access to funds, including commercial paper and its credit facility; risks relating to changes in the Company’s capital structure, including risks related to the Company’s ability to execute on share repurchase plans and the impact thereof on the Company’s capital structure and earnings per share; the need for any unanticipated restructuring or asset-impairment charges; risks arising from declines in cash flow, whether resulting from declining sales, higher cost levels, tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise; and the Company’s ability to maintain its business reputation and the reputation of its brands.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

There have not been any material changes to the Company’s market risk during the three and six months ended December 31, 2010. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective such that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure thereof. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION (Unaudited)

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2011.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to 31, 2010	12,619	$66.91	-	$750,000,000
November 1 to 30, 2010	2,063,400	$63.04	-	$750,000,000
December 1 to 31, 2010	720	$61.81	-	$750,000,000
____________________

(1)
The shares purchased in October 2010 and December 2010 relate entirely to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units and the distribution of performance units. The total shares purchased in November 2010 were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards.

(2)	On May 13, 2008, the board of directors approved a $750,000,000 share repurchase program, all of which remains available for repurchase as of December 31, 2010. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits

10.26	Form of Executive Change in Control Severance Plan for Clorox Executive Committee Members as of December 17, 2010.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 7, 2011	BY	/s/ Susan A. Gentile
Susan A. Gentile
Vice President – Controller and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

10.26	Form of Executive Change in Control Severance Plan for Clorox Executive Committee Members as of December 17, 2010.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Ace of 1934, and otherwise is not subject to liability under these sections.