Form 10-Q
period 2011-03-31
CLOROX CO /DE/
filed 2011-05-04
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of March 31, 2011, there were 133,334,804 shares outstanding of the registrant's common stock ($1.00 - par value).

The Clorox Company

PART I – FINANCIAL INFORMATION (Unaudited)
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Net sales	$1,304	$1,287	$3,749	$3,805
Cost of products sold	729	713	2,121	2,119
Gross profit	575	574	1,628	1,686

Selling and administrative expenses	182	178	543	535
Advertising costs	125	122	360	367
Research and development costs	29	30	86	85
Goodwill impairment	-	-	258	-
Interest expense	29	34	94	107
Other (income) expense, net	(9)	1	(22)	29
Earnings from continuing operations before income taxes	219	209	309	563
Income taxes on continuing operations	78	66	191	187
Earnings from continuing operations	141	143	118	376
Discontinued operations:
Earnings from Auto businesses, net of tax	-	22	23	56
Gain on sale of Auto businesses, net of tax	10	-	247	-
Earnings from discontinued operations	10	22	270	56
Net earnings	$151	$165	$388	$432

Earnings per share
Basic
Continuing operations	$1.03	$1.01	$0.85	$2.66
Discontinued operations	0.07	0.16	1.95	0.40
Basic net earnings per share	$1.10	$1.17	$2.80	$3.06

Diluted
Continuing operations	$1.02	$1.00	$0.84	$2.64
Discontinued operations	0.07	0.16	1.93	0.40
Diluted net earnings per share	$1.09	$1.16	$2.77	$3.04

Weighted average shares outstanding (in thousands)
Basic	136,364	140,764	138,172	140,270
Diluted	137,689	142,014	139,527	141,509

Dividend declared per share	$0.55	$0.50	$1.65	$1.50

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	3/31/2011	6/30/2010
ASSETS
Current assets
Cash and cash equivalents	$153	$87
Receivables, net	499	540
Inventories, net	435	332
Assets held for sale, net	-	405
Other current assets	117	125
Total current assets	1,204	1,489

Property, plant and equipment, net	1,006	966
Goodwill	1,066	1,303
Trademarks, net	550	550
Other intangible assets, net	86	96
Other assets	139	144
Total assets	$4,051	$4,548

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Notes and loans payable	$343	$371
Current maturities of long-term debt	-	300
Accounts payable	360	409
Accrued liabilities	452	491
Income taxes payable	77	74
Total current liabilities	1,232	1,645
Long-term debt	2,125	2,124
Other liabilities	715	677
Deferred income taxes	61	19
Total liabilities	4,133	4,465

Contingencies

Stockholders’ (deficit) equity
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at March 31, 2011 and June 30, 2010; and 133,334,804 and 138,764,511 shares
outstanding at March 31, 2011 and June 30, 2010, respectively	159	159
Additional paid-in capital	623	617
Retained earnings	1,059	920
Treasury shares, at cost: 25,406,657 and 19,976,950 shares at March 31, 2011 and
June 30, 2010, respectively	(1,616)	(1,242)
Accumulated other comprehensive net losses	(307)	(371)
Stockholders’ (deficit) equity	(82)	83
Total liabilities and stockholders’ (deficit) equity	$4,051	$4,548

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended
	3/31/2011	3/31/2010
Operating activities:
Net earnings	$388	$432
Deduct: Earnings from discontinued operations	270	56
Earnings from continuing operations	118	376

Adjustments to reconcile earnings from continuing operations:
Depreciation and amortization	130	138
Share-based compensation	23	46
Deferred income taxes	33	21
Goodwill impairment costs	258	-
Other	6	(19)
Changes in:
Receivables, net	(13)	(30)
Inventories, net	(93)	(47)
Other current assets	14	(4)
Accounts payable and accrued liabilities	(90)	(44)
Income taxes payable	1	(16)
Net cash provided by continuing operations	387	421
Net cash provided by discontinued operations	19	22
Net cash provided by operations	406	443

Investing activities:
Capital expenditures	(159)	(109)
Proceeds from sale of businesses, net of transaction costs	747	-
Businesses acquired	-	(19)
Other	25	2
Net cash provided by (used for) investing activities by continuing operations	613	(126)
Net cash used for investing activities by discontinued operations	-	(2)
Net cash provided by (used for) investing activities	613	(128)

Financing activities:
Notes and loans payable, net	(29)	163
Long-term debt borrowings	-	297
Long-term debt repayments	(300)	(590)
Treasury stock purchased	(472)	-
Cash dividends paid	(230)	(211)
Issuance of common stock for employee stock plans and other	70	61
Net cash used for financing activities	(961)	(280)
Effect of exchange rate changes on cash and cash equivalents	8	-
Net increase in cash and cash equivalents	66	35
Cash and cash equivalents:
Beginning of period	87	206
End of period	$153	$241

See Notes to the Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
The Clorox Company
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2011 and 2010, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation. The results for the interim period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011, or for any future period.

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

NOTE 2. DISCONTINUED OPERATIONS

In September 2010, the Company entered into a definitive agreement to sell its global auto care businesses (Auto Businesses) to an affiliate of Avista Capital Partners in an all-cash transaction. In November 2010, the Company completed the sale pursuant to the terms of a Purchase and Sale Agreement (Purchase Agreement) and received cash consideration of $755. The Company also received cash flows of approximately $30 related to working capital that was retained by the Company as part of the sale. Included in earnings from discontinued operations for the three and nine months ended March 31, 2011 is an after-tax gain on the transaction of $10 and $247, respectively. The final amount of proceeds is subject to closing adjustments related to the portion of the working capital transferred, which are not expected to be material.

Included in the transaction were substantially all of the Company’s global auto care businesses, the majority of which are in the U.S., Australia, Canada and Europe, including the worldwide rights to the market-leading Armor All® and STP® brands. As part of the transaction, the buyer acquired two auto care manufacturing facilities, one in the U.S. and one in the United Kingdom. Employees at these facilities, the Auto Businesses management team and other employees affiliated with the Auto Businesses transferred to the buyer. The results of the Auto Businesses have historically been part of the Company’s Cleaning and International reportable segments.

As part of the Purchase Agreement, certain transition services are being provided to the buyer for a period of up to eighteen months from the date of sale. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the Auto Businesses. These services do not confer to the Company the ability to influence the operating or financial policies of the Auto Businesses under their new ownership. The Company’s cash inflows and outflows from these services have not been nor are expected to be significant during the transition period. Income from these transition services for the three and nine months ended March 31, 2011 was $3 and $6, respectively, and is being reported in other (income) expense in continuing operations. The costs associated with the services are reflected in continuing operations in the condensed consolidated statements of earnings. Aside from the transition services, the Company has included the financial results of the Auto Businesses in discontinued operations for all periods presented. Assets related to the Auto Businesses are presented as assets held for sale, net, on the accompanying condensed consolidated balance sheet as of June 30, 2010.

NOTE 2. DISCONTINUED OPERATIONS (Continued)

The following table presents the earnings attributable to the Auto Businesses which includes the financial results up to November 5, 2010, the date of the sale.

	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Net sales	$-	$79	$95	$211

Earnings before income taxes	-	35	34	88
Income tax expense on earnings	-	(13)	(11)	(32)
Gain on sale, net of tax	10	-	247	-
Earnings from discontinued operations	$10	$22	$270	$56

During the three months ended March 31, 2011, the Company finalized the tax basis of its Auto Businesses. As a result, there was a reduction in tax expense related to the gain on sale of $11.

The major classes of assets and liabilities of the Auto Businesses reflected as held for sale as of June 30, 2010 were as follows:

6/30/2010
Receivables, net	$4
Inventories, net	35
Other current assets	1
Property, plant and equipment, net	13
Goodwill	347
Trademarks and other intangible assets	12
Accounts payable and other liabilities	(7)
Assets held for sale, net	$405

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

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedge, and on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts of forecasted purchases for raw materials, interest rate forward contracts of forecasted interest payments, and its foreign currency forward contracts of forecasted purchases of inventory as cash flow hedges. During the three and nine months ended March 31, 2011 and 2010, the Company had no hedging instruments designated as fair value hedges.

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

For derivative instruments designated and qualifying as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net gain at March 31, 2011, expected to be reclassified into earnings within the next twelve months is $7. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and nine months ended March 31, 2011 and 2010, the hedge ineffectiveness was not material. The Company dedesignates these cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments after dedesignation are recorded in other (income) expense and amounted to $3 and $6 for the three and nine months ended March 31, 2011, and $0 for the three and nine months ended March 31, 2010, respectively.

The Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

		Fair value
	Balance Sheet classification	3/31/2011	6/30/2010
Assets
Foreign exchange contracts	Other current assets	$-	$1
Interest rate contracts	Other current assets	1	-
Commodity purchase contracts	Other current assets	6	-
Commodity purchase contracts	Other assets	1	-
		$8	$1

Liabilities
Foreign exchange contracts	Accrued liabilities	$(2)	$-
Commodity purchase contracts	Accrued liabilities	-	(2)
		$(2)	$(2)

The effects of derivative instruments designated as hedging instruments on OCI and on the statement of earnings for the three and nine months ended March 31, 2011, were as follows:

	Three months ended 3/31/2011		Nine months ended 3/31/2011
Cash flow hedges	Gain (Loss) recognized in OCI	Gain (Loss) reclassified from OCI and recognized in earnings	Gain (Loss) recognized in OCI	Gain reclassified from OCI and recognized in earnings
Commodity purchase contracts	$1	$1	$12	$2
Interest rate contracts	1	-	7	-
Foreign exchange contracts	(1)	(1)	(3)	-
Total	$1	$-	$16	$2

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The gains and losses reclassified from OCI and recognized in earnings for commodity purchase contracts and foreign exchange contracts are included in cost of products sold.

The Company’s derivative financial instruments not designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheet as follows:

		Fair value
	Balance Sheet classification	3/31/2011	6/30/2010
Commodity purchase contracts	Other current assets	$3	$-
Commodity purchase contracts	Accrued liabilities	-	(1)
		$3	$(1)

As of March 31, 2011, the net notional value of commodity derivatives was $55, of which $12 related to diesel fuel, $18 related to jet fuel, $23 related to soybean oil and $2 related to crude oil.

As of March 31, 2011, the net notional value of interest rate forward contracts was $150.

As of March 31, 2011, the net notional values of outstanding foreign currency forward contracts related to the Company’s subsidiaries in Canada and Australia were $22 and $6, respectively, used to hedge forecasted purchases of inventory.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. There was no collateral posted as of March 31, 2011.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard and Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If our credit rating were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of March 31, 2011 the Company and each of its counterparties maintained investment grade ratings with both Standard and Poor’s and Moody’s.

U.S. GAAP prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

At March 31, 2011, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year comprised of derivative financial instruments and were all level 2.

Commodity purchase contracts are measured at fair value using market quotations obtained from commodity derivative dealers. The interest rate contracts are measured at fair value using information quoted by U.S. government bond dealers. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.

NOTE 3. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

During the fiscal 2011 second quarter, the Company determined that the book value of the Burt’s Bees reporting unit exceeded its fair value and recognized an impairment charge of $258 (See Note 5). The implied fair value was based on significant unobservable inputs, and as a result, the fair value measurement was classified as Level 3. During the nine months ended March 31, 2011 and 2010, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and notes and loans payable approximate their fair values at March 31, 2011 and June 30, 2010, due to the short maturity and nature of those balances. The estimated fair value of long-term debt, including current maturities, was $2,284 and $2,635 at March 31, 2011 and June 30, 2010, respectively. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers.

NOTE 4. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	3/31/2011	6/30/2010
Finished goods	$363	$272
Raw materials and packaging	110	94
Work in process	4	4
LIFO allowances	(29)	(28)
Allowances for obsolescence	(13)	(10)
Total	$435	$332

NOTE 5. GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

During the fiscal 2011 second quarter, the Company identified challenges in increasing sales for the Burt’s Bees business in new international markets in accordance with projections, particularly in the European Union and Asia. Additionally, during the fiscal 2011 second quarter, the Company initiated its process for updating the three-year long-range financial and operating plan for the Burt’s Bees business. In addition to slower than projected growth of international sales and challenges in the timing of certain international expansion plans, the domestic natural personal care category had not recovered in accordance with the Company’s projections. Following the comprehensive reevaluation, the Company recognized an impairment charge during the fiscal 2011 second quarter.

The impairment charge is a result of changes in the assumptions used to determine the fair value of the Burt’s Bees business based on slower than forecasted category growth as well as recent challenges in international expansion plans, which have adversely affected the assumptions for international growth and the estimates of expenses necessary to achieve that growth. The revised assumptions reflect somewhat higher cost levels than previously projected. As a result of this assessment, the Company determined that the book value of the Burt’s Bees reporting unit exceeded its fair value, resulting in an impairment charge of $258 recognized in the second quarter ended December 31, 2010. The goodwill impairment charge is based on the Company’s current estimates regarding the future financial performance of the Burt’s Bees business and macroeconomic factors. There was no substantial tax benefit associated with this noncash charge.

NOTE 5. GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS (Continued)

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

During the fiscal 2011 third quarter, the Company finalized the goodwill impairment analysis for the Burt’s Bees reporting unit and concluded that no further adjustment was necessary.

Changes in the carrying amount of Goodwill as of March 31, 2011, were as follows:

	Goodwill
	Cleaning	Lifestyle	Household	International	Total
Balance June 30, 2010	$275	$623	$85	$320	1,303
Translation adjustments and other	-	-	-	14	14
Balance September 30, 2010	275	623	85	334	1,317
Goodwill impairment	-	(258)	-	-	(258)
Translation adjustments and other	-	-	-	4	4
Balance December 31, 2010	275	365	85	338	1,063
Translation adjustments and other	-	-	-	3	3
Balance March 31, 2011	$275	$365	$85	$341	$1,066

There were no significant changes to trademarks and other intangible assets for the nine months ended March 31, 2011.

NOTE 6. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	3/31/2011	6/30/2010
Employee benefit obligations	$305	$306
Venture agreement net terminal obligation	276	274
Taxes	101	64
Other	33	33
Total	$715	$677

NOTE 7. NET EARNINGS PER SHARE

The following is the reconciliation of net earnings to net earnings applicable to common stock:

	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Earnings from continuing operations	$141	$143	$118	$376
Earnings from discontinued operations	10	22	270	56
Net earnings	151	165	388	432
Less: Earnings allocated to participating securities	-	-	(1)	(2)
Net earnings applicable to common stock	$151	$165	$387	$430

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic EPS to those used to calculate diluted EPS:

	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Basic	136,364	140,764	138,172	140,270
Dilutive effect of stock options and other	1,325	1,250	1,355	1,239
Diluted	137,689	142,014	139,527	141,509

During the three and nine months ended March 31, 2011, the Company did not include stock options to purchase approximately 2.0 million shares of the Company’s common stock in the calculations of diluted EPS because their inclusion would be anti-dilutive.

During the three and nine months ended March 31, 2010, the Company did not include stock options to purchase approximately 2.7 million and 4.0 million shares, respectively, of the Company’s common stock, in the calculations of diluted EPS because their inclusion would be anti-dilutive.

Share repurchases under the open-market purchase program were $338 (approximately 5.0 million shares) for the three months ended March 31, 2011. The Company did not repurchase any shares under the Evergreen Program during the three months ended March 31, 2011. Share repurchases under the open-market purchase program and Evergreen Program were $338 (approximately 5.0 million shares) and $134 (approximately 2.1 million shares), respectively, for the nine months ended March 31, 2011. The Company did not repurchase any shares during the three and nine months ended March 31, 2010.

In April 2011, share repurchases under the open-market purchase program were $80 (approximately 1.2 million shares).

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ (deficit) equity, net of tax. Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Net earnings	$151	$165	$388	$432
Other comprehensive gains (losses), net of tax:
Foreign currency translation	8	10	50	27
Net derivative adjustments	1	(1)	7	10
Pension and postretirement benefit adjustments	2	1	7	3
Total comprehensive income	$162	$175	$452	$472

NOTE 9. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on income from continuing operations was 35.5% and 61.8% for the three and nine months ended March 31, 2011, respectively, and 31.6% and 33.2% for the three and nine months ended March 31, 2010, respectively. The substantially different tax rate in the current year-to-date period resulted from the non-deductible goodwill impairment charge of $258 related to the Burt’s Bees reporting unit as there was no substantial tax benefit associated with this noncash charge. The effective tax rate on continuing operations, excluding the noncash goodwill impairment charge, was 35.5% and 33.9% for the three and nine months ended March 31, 2011, respectively. The lower rate for the three months ended March 31, 2010, was primarily due to reductions of uncertain tax positions in the prior period. The lower rate for the nine months ended March 31, 2010 was primarily due to lower foreign tax expense and reductions of uncertain tax positions in the year-ago period, partially offset by the statutory phase-in of increased rates for the domestic manufacturing deduction in the current period.

Included in the balance of unrecognized tax benefits at March 31, 2011 and June 30, 2010, are potential benefits of $69 and $57, respectively, that if recognized, would affect the effective tax rate on earnings.

Gross unrecognized tax benefits relating to discontinued operations increased by $12 in the current period.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2011 and June 30, 2010, the total balance of accrued interest and penalties related to uncertain tax positions was $9 and $22, respectively. Interest and penalties included in income tax expense was an expense of $1 and a benefit of $2 for the three and nine months ended March 31, 2011, and a benefit of $1 and an expense of $4 for the three and nine months ended March 31, 2010, respectively.

NOTE 9. INCOME TAXES (Continued)

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. Certain issues relating to 2003, 2004 and 2006 were effectively settled by the Company and the IRS Appeals Division during the first quarter of fiscal year 2011. Tax and interest payments of $18 were made with respect to these issues in the prior quarter, and interest payments of $4 were made with respect to these issues in the current period. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

In the twelve months succeeding March 31, 2011, audit resolutions could potentially reduce total unrecognized tax benefits by up to $4, primarily as a result of cash settlement payments. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 10. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income and health care plans:

	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Components of net periodic benefit cost (income):
Service cost	$2	$2	$9	$7
Interest cost	8	8	22	23
Expected return on plan assets	(9)	(8)	(25)	(23)
Amortization of unrecognized items	5	2	13	6
Total net periodic benefit cost	$6	$4	$19	$13

The net periodic benefit cost for the Company’s retirement health care plans was $1 and $3, respectively, for each of the three and nine month periods ended March 31, 2011 and 2010, respectively.

During the three months ended September 30, 2010, the Company made discretionary contributions of $15 to the domestic qualified retirement income plan.

NOTE 11. CONTINGENCIES

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $15 and $16 at March 31, 2011 and June 30, 2010, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2011 and June 30, 2010. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

NOTE 11. CONTINGENCIES (Continued)

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, including the environmental matter described above, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s condensed consolidated financial statements taken as a whole.

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

  International consists of products sold outside the United States, excluding natural personal care products. These products include home-care, laundry, water filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox® , Javex® , Glad® , PinoLuz® , Ayudin® , Limpido® , Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Ever Clean®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, K C Masterpiece® and Hidden Valley® brands.
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

	Net Sales
	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Cleaning	$407	$397	$1,210	$1,229
Household	394	408	1,068	1,123
Lifestyle	227	226	646	638
International	276	256	825	815
Total Company	$1,304	$1,287	$3,749	$3,805

	Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Cleaning	$89	$94	$274	$283
Household	73	72	151	154
Lifestyle	68	82	(66)	226
International	39	38	120	113
Corporate	(50)	(77)	(170)	(213)
Total Company	$219	$209	$309	$563

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

The earnings (losses) from continuing operations before income taxes for the Lifestyle segment includes a $258 noncash goodwill impairment charge for the Burt’s Bees business for the nine months ended March 31, 2011.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 25% and 26% of consolidated net sales for the three and nine months ended March 31, 2011, respectively, and 27% of consolidated net sales for both the three and nine months ended March 31, 2010.

NOTE 13. GUARANTEES

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has various indemnification agreements in effect that specify a maximum possible indemnification exposure. As of March 31, 2011, the Company’s aggregate maximum exposure from these agreements is $68. This amount consists primarily of an indemnity of up to $38 made to an affiliate of Avista Capital Partners in connection with the sale of the Auto Businesses, a substantial portion of which expires May 5, 2011. The Company has not made, nor does it anticipate making, any payments relating to the indemnities.

At March 31, 2011, the Company is a party to letters of credit of $17, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2011.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Overview

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer and institutional products. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products; Green Works® natural cleaners and laundry products; Poett® and Mistolín® cleaning products; Fresh Step® and Scoop Away® cat litter; Kingsford® charcoal; Hidden Valley® and K C Masterpiece® dressings and sauces; Brita® water-filtration systems; Glad® bags, wraps and containers; and Burt’s Bees® natural personal care products. With approximately 8,300 employees worldwide, the Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

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

  International consists of products sold outside the United States, excluding natural personal care products. These products include home-care, laundry, water filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox® , Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Ever Clean®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, K C Masterpiece® and Hidden Valley® brands.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which was filed with the Securities and Exchange Commission (SEC) on August 26, 2010, and the unaudited Condensed Consolidated Financial Statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three and nine months ended March 31, 2011 (the current periods), to the three and nine months ended March 31, 2010 (the prior periods), using percentages calculated on a rounded basis, except as noted. In addition, the discussion of results of operations of the Company as well as the Lifestyle segment includes certain financial measures that are not defined by accounting principles generally accepted in the United States of America (non-GAAP measures). These measures are diluted net earnings per share from continuing operations before the goodwill impairment charge and earnings from continuing operations before income taxes and the goodwill impairment charge. Management believes these measures provide investors with additional information about the underlying results of the Company. Information about these non-GAAP measures is set forth in the paragraph below and in the applicable segment discussion.

CONTINUING OPERATIONS

The following is a reconciliation of diluted net earnings per share from continuing operations to diluted net earnings per share from continuing operations before the goodwill impairment charge:

	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Net earnings from continuing operations	$1.02	$1.00	$0.84	$2.64
Add: Goodwill impairment	-	-	1.84	-
Net earnings from continuing operations before goodwill impairment	$1.02	$1.00	$2.68	$2.64

The Company’s management utilized diluted net earnings per share from continuing operations before goodwill impairment, a non-GAAP measure, to evaluate the business performance of the Company. Excluding the noncash goodwill impairment, the Company’s diluted net earnings per share from continuing operations increased $0.02 and $0.04 in the current periods compared to the prior periods, respectively. These increases were primarily due to the benefits of cost savings and pricing, partially offset by unfavorable commodity costs, primarily resin, and unfavorable product mix.

	Three Months Ended				% of Net Sales
	3/31/2011	3/31/2010	% Change		3/31/2011	3/31/2010
Net sales	$1,304	$1,287	1%		100.0%	100.0%
Gross profit	575	574	0		44.1	44.6
Selling and administrative expenses	182	178	2		14.0	13.8
Advertising costs	125	122	2		9.6	9.5
Research and development costs	29	30	(3)		2.2	2.3

	Nine Months Ended				% of Net Sales
	3/31/2011	3/31/2010	% Change		3/31/2011	3/31/2010
Net sales	$3,749	$3,805	(1	) %	100.0%	100.0%
Gross profit	1,628	1,686	(3)		43.4	44.3
Selling and administrative expenses	543	535	1		14.5	14.1
Advertising costs	360	367	(2)		9.6	9.6
Research and development costs	86	85	1		2.3	2.2

Net sales and volume increased during the current quarter as compared to the year-ago quarter. For the nine months ended March 31, 2011, net sales and volume decreased as compared to the year-ago nine month period.

Volume growth of 1% in the three months ended March 31, 2011, was primarily driven by higher shipments of Burt’s Bees® natural personal care products; disinfecting products to commercial and institutional customers; and several home-care products, including Clorox® disinfecting wipes, Pine-Sol® dilutable cleaners, Clorox® Clean-Up® cleaner and Clorox® bathroom cleaners. These increases were mostly offset by lower shipments of Glad® trash bags, Tilex® mold and mildew remover; and Clorox 2® stain fighter and color booster due to category softness.

Volume decline of 1% during the nine months ended March 31, 2011, was primarily driven by lower shipments of Glad® food-storage products, Glad® trash bags, Scoop Away® cat litter and Clorox 2® stain fighter and color booster. These decreases were mostly offset by increased shipments of Burt’s Bees® natural personal care products, primarily due to lip balm, Pine-Sol® cleaners, and disinfecting products to commercial and institutional customers.

Gross margin, defined as gross profit as a percentage of net sales, decreased in the current periods as compared to prior periods. Gross margin decline in the three months ended March 31, 2011, was primarily driven by approximately 150 basis points from unfavorable commodity costs and approximately 100 basis points each from manufacturing and logistics costs and unfavorable product mix. These decreases were partially offset by approximately 180 basis points from the benefit of cost savings and other items, including pricing.

Gross margin decline for the nine months ended March 31, 2011, reflects approximately 160 basis points from unfavorable commodity costs and approximately 60 basis points from unfavorable product mix, partially offset by the benefit of cost savings of approximately 190 basis points.

Selling and administrative expenses increased in the current periods as compared to the prior periods primarily due to infrastructure investments in facilities and information systems and an increase in an equity-based tax in Colombia. These increases were partially offset by lower employee incentive compensation costs.

Advertising costs remained flat as a percentage of net sales as the Company continues to support its new products and established brands.

Research and development costs remained flat as a percentage of net sales as the Company continues to support its new products and established brands with an emphasis on innovation.

Goodwill impairment

During the fiscal 2011 second quarter, the Company identified challenges for the Burt’s Bees business in increasing sales in new international markets in accordance with projections, particularly in the European Union and Asia. Additionally, during the fiscal 2011 second quarter, the Company initiated its process for updating the three-year long-range financial and operating plan for the Burt’s Bees business. In addition to slower than projected growth of international sales and challenges in the timing of certain international expansion plans, the domestic natural personal care category had not recovered in accordance with the Company’s projections. Following the comprehensive reevaluation, the Company determined to recognize an impairment charge during the fiscal 2011 second quarter.

The impairment charge is a result of changes in the assumptions used to determine the fair value of the Burt’s Bees business based on slower than forecasted category growth as well as recent challenges in international expansion plans, which have adversely affected the assumptions for international growth and the estimates of expenses necessary to achieve that growth. The revised assumptions reflect somewhat higher cost levels than previously projected. As a result of this assessment, the Company determined that the book value of the Burt’s Bees reporting unit exceeded its fair value, resulting in an impairment charge of $258 recognized in the second quarter ended December 31, 2010. The goodwill impairment charge is based on the Company’s current estimates regarding the future financial performance of the Burt’s Bees business and macroeconomic factors. There was no substantial tax benefit associated with this noncash charge.

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

During the fiscal 2011 third quarter, the Company finalized the goodwill impairment analysis for the Burt’s Bees reporting unit and concluded that no further adjustment was necessary.

Interest expense decreased by $5 and $13, respectively, in the current periods. The decrease is primarily due to a decline in average debt balances.

Other (income) expense, net was $(9) and $(22) in the current periods and $1 and $29 in the prior periods. The change for the three months ended March 31, 2011 was primarily driven by income from transition services related to the Company’s sale of its global auto care businesses (See “Discontinued Operations” below) of $3 and income from fair value adjustments for commodity derivatives of $3. The change for the nine months ended March 31, 2011 was primarily due to the decline in foreign exchange transaction losses in Venezuela of $23, low income housing partnership gains, income from fair value adjustments for commodity derivatives and income from transition services.

The effective tax rate on continuing operations was 35.5% and 61.8% for the three and nine months ended March 31, 2011, respectively, and 31.6% and 33.2% for the three and nine months ended March 31, 2010, respectively. The substantially different tax rate in the current year-to-date period resulted from the non-deductible goodwill impairment charge of $258 related to the Burt’s Bees reporting unit as there was no substantial tax benefit associated with this noncash charge. The effective tax rate on continuing operations, excluding the noncash goodwill impairment charge, was 35.5% and 33.9% for the current periods, respectively. The lower rate for the three months ended March 31, 2010, was primarily due to reductions of uncertain tax positions in the prior period. The lower rate for the nine months ended March 31, 2010 was primarily due to lower foreign tax expense and reductions of uncertain tax positions in the year-ago period, partially offset by the statutory phase-in of increased rates for the domestic manufacturing deduction in the current period.

DISCONTINUED OPERATIONS

In September 2010, the Company entered into a definitive agreement to sell its global auto care businesses (Auto Businesses) to an affiliate of Avista Capital Partners in an all-cash transaction. In November 2010, the Company completed the sale pursuant to the terms of a Purchase and Sale Agreement (Purchase Agreement) and received cash consideration of $755. The Company also received cash flows of approximately $30 related to working capital that was retained by the Company as part of the sale. Included in earnings from discontinued operations for the three and nine months ended March 31, 2011 is an after-tax gain on the transaction of $10 and $247, respectively. The final amount of proceeds is subject to closing adjustments related to the portion of the working capital transferred which are not expected to be material.

Included in the transaction were substantially all of the Company’s global auto care businesses, the majority of which are in the U.S., Australia, Canada and Europe, including the worldwide rights to the market-leading Armor All® and STP® brands. As part of the transaction, the buyer acquired two auto care manufacturing facilities, one in the U.S. and one in the United Kingdom. Employees at these facilities, the Auto Businesses management team and other employees affiliated with the Auto Businesses transferred to the buyer. The results of the Auto Businesses have historically been part of the Company’s Cleaning and International reportable segments.

As part of the Purchase Agreement, certain transition services are being provided to the buyer for a period of up to eighteen months from the date of sale. The purpose of these services is to provide short-term assistance to the buyer in assuming the operations of the Auto Businesses. These services do not confer to the Company the ability to influence the operating or financial policies of the Auto Businesses under their new ownership. The Company’s cash inflows and outflows from these services have not been nor are expected to be significant during the transition period. Income from these transition services for the three and nine months ended March 31, 2011 was $3 and $6, respectively, and is being reported in other (income) expense in continuing operations. The costs associated with the services are reflected in continuing operations in the condensed consolidated statements of earnings. Aside from the transition services, the Company has included the financial results of the Auto Businesses in discontinued operations for all periods presented. Assets related to the Auto Businesses are presented as assets held for sale, net, on the accompanying condensed consolidated balance sheet as of June 30, 2010.

The following table presents the earnings attributable to the Auto Businesses which includes the financial results up to November 5, 2010, the date of the sale.

	Three Months Ended		Nine Months Ended
	3/31/2011	3/31/2010	3/31/2011	3/31/2010
Earnings before income taxes	$-	$35	$34	$88
Income tax expense on earnings	-	(13)	(11)	(32)
Gain on sale, net of tax	10	-	247	-
Earnings from discontinued operations	$10	$22	$270	$56

During the three months ended March 31, 2011, the Company finalized the tax basis of its Auto Businesses. As a result, there was a reduction in tax expense related to the gain on sale of $11.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following presents the results of continuing operations from the Company’s reportable segments, excluding certain unallocated costs included in Corporate:

CLEANING

	Three Months Ended			Nine Months Ended
	3/31/2011	3/31/2010	% Change	3/31/2011	3/31/2010	% Change
Net sales	$407	$397	3%	$1,210	$1,229	(2	) %
Earnings from continuing operations
before income taxes	89	94	(5)	274	283	(3)

Net sales and volume increased while earnings from continuing operations before income taxes decreased during the current quarter as compared to the year-ago quarter. For the nine months ended March 31, 2011, net sales and earnings from continuing operations before income taxes decreased while volume remained flat as compared to the year-ago nine month period.

Volume growth of 4% in the current quarter was primarily driven by increased shipments of disinfecting products to commercial and institutional customers; and several home-care products, including Clorox® disinfecting wipes, Pine-Sol® dilutable cleaners, Clorox® Clean-Up® cleaner and Clorox® bathroom cleaners. These increases were partially offset by decreased shipments of Tilex® mold and mildew remover; and Clorox 2® stain fighter and color booster due to category softness. Volume growth outpaced net sales growth primarily due to the impact of incremental customer pick-up allowances (approximately 70 basis points) and pricing (approximately 40 basis points), partially offset by lower trade promotion spending (approximately 60 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $6 of unfavorable product mix, $6 of higher commodity costs and other items, which were partially offset by higher net sales and $8 of cost savings due to product improvements, various manufacturing efficiencies and network consolidations.

Volume was flat in the nine months ended March 31, 2011. The variance between the changes in net sales and volume was primarily due to the impact of incremental customer pick-up allowances (approximately 60 basis points) and pricing (approximately 40 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $18 of higher commodity costs, $11 of unfavorable product mix, $9 from the impact of pricing; and other items. These decreases were partially offset by $24 of cost savings due to product improvements, various manufacturing efficiencies and network consolidations, and $12 of lower advertising and sales promotion activities.

HOUSEHOLD

	Three Months Ended				Nine Months Ended
	3/31/2011	3/31/2010	% Change		3/31/2011	3/31/2010	% Change
Net sales	$394	$408	(3	) %	$1,068	$1,123	(5	) %
Earnings from continuing operations
before income taxes	73	72	1		151	154	(2)

Net sales and volume decreased while earnings from continuing operations before income taxes increased during the current quarter as compared to the year-ago quarter. For the nine months ended March 31, 2011, net sales, volume and earnings from continuing operations before income taxes decreased as compared to the year-ago nine month period.

Volume decline of 3% in the current quarter was primarily driven by lower shipments of Glad® trash bags and Glad® food-storage products. These decreases were partially offset by increased shipments of Kingsford® charcoal and Scoop Away® cat litter due to merchandising activities. The increase in earnings from continuing operations before income taxes was primarily due to $7 of cost savings due to various manufacturing efficiencies and product improvements and $4 of favorable manufacturing and logistics costs, partially offset by lower net sales and $7 of higher commodity costs, primarily resin.

Volume decline of 4% for the nine months ended March 31, 2011 was primarily driven by lower shipments of Glad® food-storage products and Glad® trash bags; and Scoop Away® cat litter, primarily due to competitive activity. These decreases were partially offset by higher shipments of Glad® premium trash bags, primarily due to product improvements. The variance between the changes in net sales and volume was primarily due to favorable product mix (approximately 120 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to lower net sales and $23 of higher commodity costs, primarily resin, partially offset by $27 of cost savings due to various manufacturing efficiencies and product improvements, and $17 of lower manufacturing and logistics costs.

LIFESTYLE

	Three Months Ended			Nine Months Ended
	3/31/2011	3/31/2010	% Change	3/31/2011	3/31/2010	% Change
Net sales	$227	$226	0%	$646	$638	1%
Earnings (losses) from continuing operations
before income taxes	68	82	(17)	(66)	226	(129)
Goodwill impairment	-	-	-	258	-	*
Earnings from continuing operations before
income taxes and goodwill impairment charge	68	82	(17)	192	226	(15)

* The percentage change is not included because there was no goodwill impairment charge in the year-ago nine month period.

Net sales were flat and volume increased, while earnings (losses) from continuing operations before income taxes decreased during the current quarter as compared to the year-ago quarter. For the nine months ended March 31, 2011, net sales and volume increased, while earnings (losses) from continuing operations before income taxes decreased as compared to the year-ago nine month period.

The Company’s management utilized earnings from continuing operations before income taxes and the goodwill impairment charge, a non-GAAP measure, to evaluate business performance.

Volume growth of 3% in the current quarter was primarily driven by higher shipments of Burt’s Bees® natural personal care products and Hidden Valley® salad dressings. These increases were partially offset by lower shipments of Brita® pour-through water-filtration products due to category softness. The variance between changes in net sales and volume was primarily due to unfavorable product mix (approximately 140 basis points) and increased trade promotion spending (approximately 100 basis points). The decrease in earnings from continuing operations before income taxes in the current quarter was primarily due to $6 of increased advertising and sales promotion activities, $3 of unfavorable product mix and $2 of higher commodity costs, partially offset by $2 of cost savings, primarily related to manufacturing efficiencies.

Volume growth of 2% in the nine months ended March 31, 2011 was primarily driven by higher shipments of Burt’s Bees® natural personal care products and Hidden Valley® salad dressings partially offset by lower shipments of KC Masterpiece® barbeque sauce. The variance between changes in net sales and volume was primarily due to increased trade promotion spending (approximately 100 basis points). The decrease in earnings (losses) from continuing operations before income taxes in the nine months ended March 31, 2011, was primarily due to the noncash goodwill impairment charge of $258 for the Burt’s Bees business. The decrease in earnings (losses) from continuing operations before income taxes and goodwill impairment charge in the nine months ended March 31, 2011, was primarily due to $11 of higher advertising and sales promotion activities, $7 of higher selling and administrative expenses, $6 of increased trade promotion spending and $4 of higher commodity costs and other items, partially offset by $6 of cost savings, primarily related to manufacturing efficiencies.

INTERNATIONAL

	Three Months Ended			Nine Months Ended
	3/31/2011	3/31/2010	% Change	3/31/2011	3/31/2010	% Change
Net sales	$276	$256	8%	$825	$815	1%
Earnings from continuing operations
before income taxes	39	38	3	120	113	6

Volume was about flat in the current quarter as compared to the year ago quarter, as higher shipments of Clorox® disinfecting wipes in Canada were offset by lower shipments in Latin America. The variance between the changes in net sales and volume was primarily due to the benefits of price increases (approximately 520 basis points) and favorable foreign currency exchange rates (approximately 470 basis points), partially offset by increased trade promotion spending (approximately 160 basis points). The increase in earnings from continuing operations before income taxes primarily reflected $14 from the benefit of price increases, $7 of favorable foreign currency exchange rates and $5 of cost savings. These increases were partially offset by $11 of higher selling and administrative expenses associated with investments in information systems and an increase in an equity-based tax in Columbia, $7 of higher manufacturing and logistics costs, primarily due to inflation, and $4 of unfavorable commodity costs.

Volume was flat in the nine months ended March 31, 2011. The variance between the changes in net sales and volume was primarily due to the benefit of price increases (approximately 710 basis points), partially offset by unfavorable foreign currency exchange rates (approximately 430 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $59 from the benefit of price increases, $13 from the benefit of cost savings and $11 from favorable foreign currency exchange rates. These increases were partially offset by $21 of higher selling and administrative expenses associated with infrastructure investments in facilities and information systems, $21 of higher manufacturing and logistic costs, primarily due to inflation in Latin America, and $16 of unfavorable commodity costs; and other items.

CORPORATE

	Three Months Ended				Nine Months Ended
	3/31/2011	3/31/2010	% Change		3/31/2011	3/31/2010	% Change
Losses from continuing operations
before income taxes	$(50)	$(77)	(35	) %	$(170)	$(213)	(20	) %

The decreases in losses from continuing operations before income taxes attributable to Corporate during the current periods compared to the prior periods was primarily due to lower employee incentive compensation costs, gains on low income housing properties and lower interest expense, primarily due to a decline in average debt balances. These factors were partially offset by incremental investments for information technology projects.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of March 31, 2011. Net cash provided by continuing operations was $387 for the nine months ended March 31, 2011, compared with $421 in the year-ago period. The decrease in net cash provided by continuing operations for the nine months ended March 31, 2011, was primarily driven by higher off-season inventory builds in the Company’s charcoal business; inventory builds for the Glad and Brita businesses; and an increase in payments associated with fiscal year 2010 incentive compensation programs.

Working Capital

The Company’s total cash balance increased $66 as of March 31, 2011 as compared to June 30, 2010. The higher cash balance at March 31, 2011, was primarily attributable to the accumulation of cash held by foreign subsidiaries.

At both March 31, 2011 and June 30, 2010, the Company’s cash balance reflected temporary intercompany borrowings allowed under temporary U.S. federal tax law changes that provide tax relief for U.S. companies to borrow from their foreign subsidiaries on a short-term basis, borrowings which the Company used to pay down commercial paper balances during fiscal year 2010. During the three months ended March 31, 2011, the Company borrowed an additional $224 from its subsidiaries and will repay all such borrowings during the fiscal 2011 fourth quarter, after which the provisions of this tax relief will no longer be available. As of June 30, 2010, the Company had borrowed $155 from its subsidiaries pursuant to the provisions of this tax relief. All such borrowings were repaid during the three months ended September 30, 2010.

As of March 31, 2011, total current liabilities exceeded total current assets by $28, which was primarily attributable to the Company’s focus on maintaining receivable, inventory and payable balances at levels consistent with the Company’s business plan. The Company believes that its strong ongoing operating cash flows, ongoing access to the commercial paper markets, and the $1,100 undrawn credit facility (See “Financing Activities” below) will enable the Company to meet all of its operating and capital needs for the foreseeable future.

As of June 30, 2010, total current liabilities exceeded total current assets (excluding assets held for sale) by $561, which was primarily attributable to the Company’s focus on maintaining receivable, inventory and payable balances at levels consistent with the Company’s business plan and the classification of $300 of senior notes maturing in February 2011 in current liabilities.

Investing Activities

Capital expenditures were $159 during the nine months ended March 31, 2011, as compared to $109 during the nine months ended March 31, 2010. Capital spending as a percentage of net sales was 4.2% during the nine months ended March 31, 2011, compared to 2.9% during the nine months ended March 31, 2010. The increase in capital expenditures in the current fiscal year was primarily due to spending related to supply chain and information technology investments.

Financing Activities

Net cash used for financing activities was $961 for the nine months ended March 31, 2011, as compared to $280 in the comparable prior period. The increase in cash used for financing activities was primarily due to the use of sales proceeds from the auto businesses to repurchase common stock and repay commercial paper.

In February 2011, $300 of debt became due and was paid. The Company funded the debt repayment through the use of commercial paper and to a lesser extent, operating cash flows.

At March 31, 2011 and June 30, 2010, the Company had $340 and $369 of commercial paper outstanding at a weighted average interest rate of 0.37% and 0.43%. The average commercial paper outstanding during the three months ended March 31, 2011 and 2010 was $292 and $552 at a weighted average interest rate of 0.36% and 0.29%, respectively.

Credit Arrangements

At March 31, 2011, the Company had a $1,100 revolving credit agreement with an expiration date of April 2013. There were no borrowings under this revolving credit arrangement, which is now available and will continue to be available for general corporate purposes and to support commercial paper issuances. The revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to EBITDA for the trailing 4 quarters (EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.25. EBITDA, as defined by the revolving credit agreement, may not be comparable to similarly titled measures used by other entities.

The following table sets forth the calculation of the EBITDA ratio, as defined in the Company’s credit agreement, at March 31, 2011:

	6/30/2010	9/30/2010	12/31/2010	3/31/2011	Total
Net earnings	$171	$216	$21	$151	$559
Add back:
Interest expense	32	32	33	29	126
Income tax expense	104	10	203	68	385
Depreciation and amortization	46	45	43	42	176
Goodwill impairment charges	-	-	258	-	258
Deduct:
Interest income	(1)	(1)	(1)	-	(3)
Gain on sale	-	-	(326)	-	(326)
EBITDA	$352	$302	$231	$290	$1,175
			Debt at March 31, 2011		$2,468
			EBITDA ratio		2.10

The Company expects the EBITDA ratio as of June 30, 2011, to modestly increase due to planned share repurchases and the repayment of intercompany borrowings during the fiscal 2011 fourth quarter.

The Company is in compliance with all restrictive covenants and limitations as of March 31, 2011. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw under its revolving credit facility, but expects that any drawing under the facility will be fully funded.

The Company had $32 of foreign and other credit lines at March 31, 2011, of which $24 was available for borrowing.

Share Repurchases

The Company has two share repurchase programs: an open-market purchase program and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program). The open-market purchase program was approved with a total authorization of $750, of which $412 remains available as of March 31, 2011. The Evergreen Program has no authorization limit as to amount or timing of repurchases.

Share repurchases under the open-market purchase program were $338 (approximately 5.0 million shares) for the three months ended March 31, 2011. The Company did not repurchase any shares under the Evergreen Program during the three months ended March 31, 2011. Share repurchases under the open-market purchase program and Evergreen Program were $338 (approximately 5.0 million shares) and $134 (approximately 2.1 million shares), respectively, for the nine months ended March 31, 2011. The Company did not repurchase any shares during the three and nine months ended March 31, 2010. The Company anticipates it will continue to use the net proceeds from the sale of the Auto Businesses to repurchase shares of the Company’s common stock during the remainder of this fiscal year.

In April 2011, share repurchases under the open-market purchase program were $80 (approximately 1.2 million shares).

Off Balance Sheet Arrangements

In conjunction with divestitures and other transactions, the Company may provide indemnifications relating to the enforceability of trademarks; pre-existing legal, tax, environmental and employee liabilities; as well as provisions for product returns and other items. The Company has various indemnification agreements in effect that specify a maximum possible indemnification exposure. As of March 31, 2011, the Company’s aggregate maximum exposure from these agreements is $68. This amount consists primarily of an indemnity of up to $38 made to an affiliate of Avista Capital Partners in connection with the sale of the Auto Businesses, a substantial portion of which expires May 5, 2011. The Company has not made, nor does it anticipate making, any payments relating to the indemnities.

At March 31, 2011, the Company is a party to letters of credit of $17, primarily related to one of its insurance carriers.

The Company has not recorded any liabilities on any of the aforementioned guarantees at March 31, 2011.

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company has a recorded liability of $15 and $16 at March 31, 2011 and June 30, 2010, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both March 31, 2011 and June 30, 2010. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed in this Report, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed in this Report. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended June 30, 2010, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to: the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, sodium hypochlorite, agricultural commodities and other raw materials; increases in energy costs; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and other restructuring plans; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in relationships with suppliers, including sole-source or single-source suppliers; risks related to the handling and/or transportation of hazardous substances, including, but not limited to, chlorine; the success of the Company’s strategies; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology, procure to pay and other key services by third parties; risks relating to acquisitions, mergers and divestitures, including the Company’s ability to achieve the updated strategic and financial benefits from the Burt’s Bees® acquisition or the Company’s ability to successfully implement changes resulting from divestitures, including the sale of the global Auto Care businesses, and the costs associated therewith; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers, and the need to refine controls to adjust for accounting, financial reporting and other organizational changes or business conditions; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation, including class action litigation; risks related to maintaining and updating the Company’s information systems, including potential disruptions, costs and the ability of the Company to implement adequate information systems in order to support the current business and to support the Company’s potential growth; the success of new products and the ability of the Company to develop products that delight the consumer; consumer and customer reaction to price increases; competitive actions; risks related to customer concentration; customer-specific ordering patterns and trends; risks arising out of natural disasters; the impact of disease outbreaks, epidemics or pandemics on the Company’s, suppliers’ or customers’ operations; changes in the Company’s tax rate; continuing unfavorable worldwide general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers; foreign currency exchange rate and interest rate fluctuations; unfavorable political conditions in international markets and risks relating to international operations; the impact of the volatility of the debt markets on the Company’s cost of borrowing and access to funds, including commercial paper and its credit facility; risks relating to changes in the Company’s capital structure, including risks related to the Company’s ability to execute on share repurchase plans and the impact thereof on the Company’s capital structure and earnings per share; the need for any unanticipated restructuring or asset-impairment charges; risks arising from decreases in cash flow, whether resulting from declining sales, higher cost levels, tax payments, debt payments, share repurchases, interest cost increases greater than management’s expectations, or increases in debt or changes in credit ratings, or otherwise; and the Company’s ability to maintain its business reputation and the reputation of its brands.

The Company’s forward-looking statements in this Report are based on management’s current views and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.

In this Report, unless the context requires otherwise, the terms “the Company” and “Clorox” refer to The Clorox Company and its subsidiaries.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have not been any material changes to the Company’s market risk during the three and nine months ended March 31, 2011. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2011.

Period	[a] Total Number of Shares (or Units) Purchased(1)	[b] Average Price Paid per Share (or Unit)	[c] Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	[d] Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to 31, 2011	-	$-	-	$750,000,000
February 1 to 28, 2011	2,886,305	$67.16	2,886,271	$556,170,677
March 1 to 31, 2011	2,112,400	$68.40	2,112,400	$411,683,217
____________________

(1)	Of the shares purchased in February 2011, 2,886,271 shares were acquired pursuant to the Company’s open-market purchase program. The remaining 34 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock. The total shares purchased in March 2011 were acquired pursuant to the Company’s open-market purchase program.

(2)	On May 13, 2008, the board of directors announced a new $750,000,000 share repurchase program of which $411,683,217 remains available for repurchase as of March 31, 2011. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits

10.27	Form of Executive Retirement Plan for Clorox Executive Committee Members as of February 15, 2011.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 4, 2011	BY	/s/ Susan A. Gentile
Susan A. Gentile
Vice President – Controller and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

10.27	Form of Executive Retirement Plan for Clorox Executive Committee Members as of February 15, 2011.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Ace of 1934, and otherwise is not subject to liability under these sections.