Form 10-K
period 2011-06-30
CLOROX CO /DE/
filed 2011-08-26
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-K
________________________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

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

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2010 (the last day of the most recently completed second quarter) was approximately $8.6 billion.

As of July 29, 2011, there were 131,473,450 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days after June 30, 2011, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form  10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2011
TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated from time to time in the Company’s Securities and Exchange Commission (SEC) filings.

These factors include, but are not limited to:
  the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, sodium hypochlorite, high-strength bleach, agricultural commodities and other raw materials;
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
  risks relating to acquisitions, mergers and divestitures, and the costs associated therewith;
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
  the ability of the Company to develop commercially successful products that delight the consumer;
  consumer and customer reaction to price changes;
  actions by competitors;
  risks related to customer concentration;

  customer-specific ordering patterns and trends;
  risks arising out of natural disasters;
  the impact of disease outbreaks, epidemics or pandemics on the Company’s, suppliers’ or customers’ operations;
  changes in the Company’s tax rate;
  unfavorable worldwide, regional or local general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers;
  foreign currency exchange rate fluctuations and other risks of international operations;
  unfavorable political conditions in the countries where we do business and other operational risks in such countries;
  the impact of the volatility of the debt and equity markets on the Company’s cost of borrowing, cost of capital and access to funds, including commercial paper and the Company’s credit facility;
  risks relating to changes in the Company’s capital structure, including risks related to the Company’s ability to implement share repurchase plans and the impact thereof on the Company’s capital structure and earnings per share;
  the impact of any unanticipated restructuring or asset-impairment charges and the ability of the Company to successfully implement restructuring plans;
  risks arising from declines in cash flow, whether resulting from declining sales, higher cost levels, tax payments, debt payments, share repurchases, higher capital spending, interest cost increases greater than management’s expectations, interest rate fluctuations, increases in debt or changes in credit ratings, or otherwise;
  the costs and availability of shipping and transport services;
  the Company’s ability to maintain its business reputation and the reputation of its brands; and
  business disruptions, costs and future events related to the unsolicited conditional proposal made by Icahn Enterprises L.P. and the pending proxy contest.
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

ITEM 1. BUSINESS

Overview of Business

The Company is a leading manufacturer and marketer of consumer and institutional products with approximately 8,100 employees worldwide and fiscal year 2011 net sales of $5.2 billion. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. It markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works® natural cleaning and laundry products, Poett® and Mistolín® cleaning products, Fresh Step® and Scoop Away® cat litter, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® natural personal care products. The Company’s products are manufactured in more than two dozen countries and marketed in more than 100 countries. The Company was founded in Oakland, Calif., in 1913 and is incorporated in Delaware.

The Company has developed a strategy focused on creating shareholder value by investing in new and existing sales channels and countries with profitable growth potential and categories, particularly those categories aligned with global consumer trends in the areas of health and wellness, sustainability and affordability, and appealing to a multicultural marketplace. The Company uses economic profit as the key financial metric in its decisions to drive enhanced performance, make portfolio choices and determine resource allocations. Economic profit represents profit generated over and above the cost of capital used by the business to generate that profit. For information on recent business developments, refer to the information set forth under the caption “Executive Overview - Fiscal Year 2011 Summary” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 1 of Exhibit 99.1 hereto, incorporated herein by reference.

Financial Information About Operating Segments and Principal Products

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Lifestyle, Household and International. As a result of the sale of the Company’s global auto care businesses (Auto Businesses), the results of the Auto Businesses are no longer included in the Cleaning and International reportable segments. The four reportable segments consist of the following:
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
  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.
  Lifestyle consists of food products, water-filtration systems and filters marketed and sold in the United States and natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley® and K C Masterpiece® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® brand.
  International consists of products sold outside the United States, excluding natural personal care products. These products include home-care, laundry, water filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolín®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, K C Masterpiece® and Hidden Valley® brands.

The Company has three product lines that have accounted for 10% or more of total consolidated net sales during each of the past three fiscal years. In fiscal years 2011, 2010 and 2009, respectively, sales of liquid bleach represented approximately 14%, 13% and 14% of the Company’s total consolidated net sales, approximately 27%, 28% and 29% of net sales in the Cleaning segment for each of the three fiscal years and 24%, 23% and 27% of net sales in the International segment. In fiscal years 2011, 2010 and 2009, respectively, sales of trash bags represented approximately 13%, 12% and 13% of the Company’s total consolidated net sales, approximately 34%, 31% and 33% of net sales in the Household segment and approximately 10% of net sales in the International segment for each of the three fiscal years. Sales of charcoal represented approximately 11% of the Company’s total consolidated net sales in each of the fiscal years 2011, 2010 and 2009 and approximately 34%, 36% and 32% of net sales in the Household segment, respectively.

Information about the results of each of the Company’s reportable segments for the last three fiscal years and identifiable assets as of the end of the last two fiscal years, reconciled to the consolidated results, is set forth below. For additional information, refer to the information set forth in Note 21 – Segment Reporting of the Notes to Consolidated Financial Statements beginning on page 58 of Exhibit 99.1 hereto.

(Millions)	Fiscal Year	Cleaning(1)	Household	Lifestyle(2)	International(1)	Corporate(3)	Total Company
Net sales	2011	$1,619	$1,611	$883	$1,118	$-	$5,231
	2010	1,624	1,663	864	1,083	-	5,234
	2009	1,621	1,726	813	998	-	5,158

Earnings (losses) from continuing operations
before income taxes	2011	356	278	(1)	147	(217)	563
	2010	368	290	303	144	(300)	805
	2009	345	289	270	121	(316)	709

Identifiable assets	2011	838	848	1,150	937	390	4,163
	2010	1,209	788	1,378	902	271	4,548
____________________

(1)	Identifiable assets for fiscal year 2010 included $405 of net assets and liabilities of the Auto Businesses classified as assets held for sale, net. See “Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 3 of Exhibit 99.1 hereto.
(2)	Fiscal year 2011 losses from continuing operations before income taxes for the Lifestyle reportable segment included the non-cash goodwill impairment charge of $258 for the Burt’s Bees business. See “Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 3 of Exhibit 99.1 hereto. Fiscal year 2011 diluted net earnings per share from continuing operations of $2.07 included the impact of $1.86 from this non-cash goodwill impairment charge.
(3)
Corporate includes certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expenses. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances and other investments. Identifiable assets for Corporate included $259 and $87 of cash and cash equivalents for fiscal years 2011 and 2010, respectively. See “Financial Position and Liquidity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 13 of Exhibit 99.1 hereto.

Principal Markets and Methods of Distribution

In the United States, most of the Company’s products are nationally advertised and sold to mass merchandisers, warehouse clubs, and dollar, military and other types of retail stores primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. Within the United States, the Company sells institutional, janitorial, healthcare and food-service versions of many of its products through distributors. Outside the United States, the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners. Additionally, the Company sells many of its products through online retailers and sells its natural personal care products directly to consumers online.

Financial Information about Foreign and Domestic Operations

For detailed financial information about the Company’s foreign and domestic operations, including net sales and long-lived assets by geographic area, see Note 21 – Segment Reporting of the Notes to Consolidated Financial Statements beginning on page 58 of Exhibit 99.1 hereto.

Sources and Availability of Raw Materials

The Company purchases raw materials from numerous unaffiliated domestic and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials or services could adversely impact the Company. Key raw materials used by the Company include resin, diesel, chlor-alkali, sodium hypochlorite, high-strength bleach, corrugate and agricultural commodities. Sufficient raw materials were available during fiscal year 2011 and costs for materials continue to be volatile. During fiscal year 2011, the Company experienced escalating commodity costs. The Company generally utilizes supply and forward-purchase contracts to help ensure availability and help manage the volatility of the pricing of raw materials needed in its operations. However, the Company is nonetheless highly exposed over the short term to changes in the price of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 of Exhibit 99.1 hereto and “Risk Factors – Volatility and increases in the price of raw materials, energy, shipping and transportation, and other necessary supplies or services could harm the Company’s profits” in Item 1.A herein.

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

Seasonality

Most sales of the Company’s charcoal products occur in the first six months of each calendar year. A moderate seasonality trend also occurs in the net sales of the Company’s Burt’s Bees® natural personal care products, with slightly more than half of the annual net sales occurring during the months of October through March. Short-term borrowings are used to build inventories of those products in the off-season.

Customers

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 26% for fiscal year 2011 and 27% for fiscal years 2010 and 2009 of consolidated net sales and occurred in each of the Company’s reportable segments. No other customers exceeded 10% of consolidated net sales in any year. During fiscal years 2011, 2010 and 2009, the Company’s five largest customers accounted for 44%, 45% and 44% of its net sales, respectively, and its ten largest customers accounted for 55%, 55% and 54% of its net sales, respectively.

Competition

The markets for consumer products are highly competitive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands. Competition is encountered from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. Depending on the product, the Company’s products compete on product performance, brand recognition, price, value or other benefits to consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it normally requires continued advertising and promotional support and ongoing product improvement to maintain its relative market position.

Research and Development

The Company conducts research and development primarily at its Technical Center in Pleasanton, Calif. and also conducts research and development activities in Kennesaw, Ga.; Cincinnati, Oh.; Willowbrook, Il.; Midland, Mi.; Durham, NC; and Buenos Aires, Argentina. The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop commercially viable consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $115 million, $118 million, and $113 million in fiscal years 2011, 2010 and 2009, respectively, on direct research activities relating to the development of new products and/or the maintenance and improvement of existing products. In addition, the Company also obtains technologies from third parties for use in its products. Royalties relating to such technologies are reflected in the Company’s cost of sales. For further information regarding the Company’s research and development costs, see “Research and development costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 6 of Exhibit 99.1 hereto.

Environmental Matters

For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liability risks” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.

Number of Persons Employed

At June 30, 2011, the Company employed approximately 8,100 people.

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

The Company faces intense competition from consumer product companies both in the United States and in its international markets. Most of the Company’s products compete with other widely-advertised brands within each product category and with “private label” brands and “generic” nonbranded products of grocery chains and wholesale cooperatives in certain categories, which typically are sold at lower prices.

The Company’s products generally compete on the basis of product performance, brand recognition, price, value or other benefits to consumers. Advertising, promotion, merchandising and packaging also have a significant impact on consumer purchasing decisions, and the Company is increasingly using digital media marketing and promotional programs to reach consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position. If the Company’s advertising, marketing and promotional programs, including its use of digital media to reach consumers, are not effective or adequate, the Company’s sales and volume may be impacted.

Some of the Company’s competitors are larger and have financial resources greater than those of the Company. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth.

Unfavorable worldwide, regional and local economic conditions and financial market volatility may negatively impact the Company’s financial performance and liquidity.

Although the Company continues to devote significant resources to support its brands, unfavorable economic conditions may continue to negatively affect consumer demand for the Company’s products. Consumers may reduce discretionary spending due to economic uncertainty or unfavorable economic conditions, and this may lead to reduced sales volumes or cause a shift in the Company’s product mix from higher margin to lower margin products. Consumers may increase purchases of lower-priced or non-branded products and the Company’s competitors may increase levels of promotional activity for lower-priced products as they seek to maintain sales volumes during uncertain economic times.

In addition, global markets have continued to experience significant disruptions during fiscal year 2011 and continuing volatility could harm the Company’s business. Although the Company currently generates significant cash flows from ongoing operations and has access to global credit markets through its financing activities and existing credit facilities, if the current credit conditions were to worsen, the Company might not be able to access credit markets on favorable terms, which could adversely affect the Company’s ability to borrow. Financial market volatility and unfavorable economic conditions may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. If customers’ financial conditions are severely affected, the Company may not be able to collect accounts receivable, which could impact its results.

Sales growth objectives may be difficult to achieve, and price increases and changes to the Company’s product and geographic mix may impact the Company’s financial results.

A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2011, approximately 79% of the Company’s net sales was generated in U.S. markets. U.S. markets for cleaning products are generally characterized by high household penetration. The Company’s ability to achieve sales growth will depend on its ability to drive growth through innovation, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. The Company anticipates taking broad price increases across its global portfolio in fiscal year 2012, which may slow sales growth or create volume declines in the short term as consumers adjust to price increases. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that grow its product categories, and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives.

In addition, changes to the mix of products the Company sells, as well as the mix of countries in which its products are sold, can adversely impact the Company’s operating expenses, the amount of revenue and the timing of revenue recognition, which could cause its profitability to suffer. The Company’s outlook assumes a certain volume and product mix of sales, and if actual results vary from this projected volume and product mix of sales, the Company’s operations and results could be negatively affected.

Volatility and increases in the price of raw materials, energy, shipping and transportation, and other necessary supplies or services could harm the Company’s profits.

Volatility and increases in the price of raw materials, including resin, chlor-alkali, sodium hypochlorite, high-strength bleach, linerboard, soybean oil, solvent, natural oils, corrugate and other chemicals and agricultural commodities, or increases in the cost of energy, transportation and other necessary services may harm the Company’s profits and operating results. The Company anticipates significant commodity and other price increases in fiscal year 2012 and if such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such price increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in the cost of commodities, and the commodity costs decline, the Company may not be able to sustain its price increases over time. Also, competitors may not adjust their prices, which could lead to sales declines and loss of market share. Sustained price increases may lead to declines in volume, and while the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases, which could adversely affect its financial condition and results of operations. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 of Exhibit 99.1 hereto.

To reduce the price volatility associated with anticipated commodity purchases, the Company uses derivative instruments, including commodity futures and swaps. The extent of the Company’s derivative position at any given time depends on the Company’s assessment of the markets for these commodities, the price volatility in the markets and the cost of the derivative instruments. Many of the commodities used by the Company in its products do not have actively traded derivative instruments. If the Company does not or is unable to take a derivative position and costs subsequently increase, or if it institutes a position and costs subsequently decrease, the Company’s costs may be greater than anticipated or higher than its competitors’ costs and financial results could be adversely affected.

Profitability could suffer if the Company is unable to generate anticipated cost savings and efficiencies, or efficiently manage supply chain and manufacturing processes.

The Company continues to implement plans to improve its competitive position by achieving aggressive annual cost-savings targets and it expects ongoing cost savings from its continuous improvement activities. The Company anticipates these continuing cost savings will result from reducing material costs and manufacturing inefficiencies and realizing productivity gains, distribution efficiencies and overhead reductions in each of its business segments. If the Company cannot successfully implement its cost-savings plans or the cost of making these cost-savings changes increases, it may not realize all anticipated benefits. Any negative impact these plans have on the Company’s relationships with employees or customers or any failure to generate the anticipated efficiencies and savings could adversely affect its financial results.

The Company’s success and profitability also depend on the efficient manufacture and production of products. Historically, the Company has undertaken restructuring programs and incurred restructuring charges, and expects to continue to restructure its operations as necessary to improve operational efficiency. For example, beginning in fiscal year 2008, the Company began a supply chain restructuring involving closing certain domestic and international manufacturing facilities and redistributing production between the remaining facilities and third-party producers to optimize available capacity and reduce operating costs. Gaining additional efficiencies may become increasingly difficult over time and any failure to successfully execute such changes, or any increase in the cost of these changes, may result in supply chain interruption, which may negatively impact product volume and margins.

The Company is subject to risks related to its international operations, including exposure to foreign exchange rate risk.

The Company faces and will continue to face substantial risks associated with having foreign operations, including:
  economic or political instability in its international markets, including in Latin America and particularly in Venezuela and Argentina;
  difficulty in obtaining nonlocal currency (e.g., U.S. dollars) to pay for the raw materials needed to manufacture the Company’s products and contract-manufactured products, particularly in Venezuela;
  restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations; and
  the imposition of tariffs, trade restrictions, price restrictions or other governmental actions generating a negative impact on its business.
These risks could have a significant impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

In addition, the Company is exposed to foreign currency exchange rate risk with respect to its sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. Although the Company uses instruments to hedge certain foreign currency risks, these hedges only offset a small portion of the Company’s exposure to foreign currency fluctuations and its reported earnings may be affected by changes in foreign exchange rates.

The Company’s operations outside the United States are also subject to risks relating to potential difficulties in staffing and managing local operations, import and export laws, raw material availability, credit risk of local customers and distributors and potentially adverse tax consequences.

Inflation is another risk associated with the Company’s international operations. For example, Venezuela has been designated as a highly inflationary economy. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of subsidiaries operating in highly inflationary economies are recorded in earnings. Given Venezuela’s designation as a highly inflationary economy and the devaluation of the official rate, the Company’s revenue, operating profit and net income will continue to be negatively impacted in fiscal year 2012 and beyond. In addition, there can be no assurance that other countries in which the Company operates, such as Argentina, will not also become highly inflationary and that its operations will not be negatively impacted as a result. For further information regarding Venezuela, see “Venezuela” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 12 of Exhibit 99.1 hereto.

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

Most states have agencies that regulate in parallel to these federal agencies. In addition, the Company’s international operations are subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results, particularly with respect to its charcoal business. It is possible that the federal government will increase regulation of the transportation, storage or use of certain chemicals to enhance homeland security or protect the environment, including with evolving climate change standards or increased regulation in other areas, and that such regulation could negatively impact the Company’s ability to obtain raw materials or could increase costs. In addition, pending legislative initiatives and newly adopted legislation, such as the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, in the areas of healthcare reform and other initiatives and legislation in the area of taxation of domestic and foreign profits, executive compensation and corporate governance could also increase the Company's costs.

The Company’s ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks, and government reviews, inquiries or investigations could harm the Company’s business.

The Company’s operations outside the United States are subject to risks relating to compliance with legal and regulatory requirements in the United States and in local jurisdictions. Additionally, there is a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and greater difficulty in maintaining effective internal controls. From time to time, the Company may conduct internal investigations and compliance reviews to ensure that it is in compliance with applicable laws and regulations. Additionally, the Company could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with U.S. laws, including the Foreign Corrupt Practices Act, or international laws and regulations could expose the Company to significant fines, penalties or other sanctions that may harm the business and reputation of the Company.

Acquisitions, new venture investments and divestitures may not be successful, which could impact the Company’s results.

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
Acquired companies or operations or newly-created ventures may not be profitable or may not achieve sales levels and profitability that justify the investments made. Future acquisitions or ventures could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, the increase in expenses related to certain assets and increased operating expenses, which could adversely affect the Company’s results of operations and financial condition. Future acquisitions of foreign companies or new foreign ventures would increase, among other things, the Company’s exposure to foreign exchange risks. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results.

The Company may also divest certain assets, businesses or brands that do not meet the Company’s strategic objectives or growth targets. With respect to any divestiture, the Company may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect the profitability of the Company, either as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability subsequent to any divestiture. The Company may also be required to recognize impairment charges as the result of a divesture.

Any potential future acquisitions, new ventures or divestitures may divert the attention of management and may divert resources from matters that are core or critical to the business.

The Company may not successfully develop and introduce new products and line extensions.

The Company’s future performance and growth depends on its innovation and ability to successfully develop or license and introduce new products and line extensions and product improvements. The Company cannot be certain that it will successfully achieve its innovation goals. The development and introduction of new products require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 26% for fiscal year 2011 and 27% for each of  fiscal years 2010 and 2009 of the Company’s consolidated net sales and occurred in each of the Company’s reportable segments. No other customers exceeded 10% of the Company’s consolidated net sales in any of these fiscal years. During fiscal years 2011, 2010 and 2009, the Company’s five largest customers accounted for 44%, 45% and 44% of its net sales, respectively, and its ten largest customers accounted for 55%, 55% and 54% of its net sales, respectively. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to “private label” or competitors’ products, may harm the Company’s sales. Additionally, this may reduce the ability of the Company to bring new innovative products to consumers.

In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases from the Company, causing the Company’s sales and profits to decline. In recent years, the Company has seen increasing retailer consolidation both in the United States and internationally. This trend has resulted in the increased size and influence of large consolidated retailers, which may demand lower pricing or special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease due to customer inventory reductions or otherwise, the Company’s business, financial condition and results of operations may be harmed.

The Company’s financial results could suffer if the Company is unable to implement its strategies or if the Company’s strategies do not achieve the intended effects.

There is no assurance that the Company will be able to implement its strategies, including, among other things, new product innovation, cost savings and penetration of and growth in international markets. If the Company is unable to implement its strategies in accordance with its expectations, the Company may not achieve its intended growth targets and its financial results could be adversely affected. While the Company believes that implementation of its strategies will advance the Company’s business and financial results, there can be no assurance that this will be the case.

Reliance on a limited base of suppliers may result in disruption to the Company’s business.

The Company relies on a limited number of suppliers for certain commodities and raw material inputs, including sole-source and single-source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. If the Company is unable to maintain supplier arrangements and relationships, or if it is unable to contract with suppliers at the quantity, quality and price levels needed for its business, or if any of the Company’s key suppliers becomes insolvent or experiences other financial distress, the Company could experience disruptions in production and its financial results could be adversely affected.

The Company’s success depends, in part, on its key personnel.

The Company’s success depends, in part, on its ability to retain its key personnel, including its executive officers and senior management team. The unexpected loss of one or more of the Company’s key employees could disrupt its business. The Company’s success also depends, in part, on its continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense, especially in the San Francisco Bay Area where the Company’s headquarters and largest research facility are located. The Company may not be able to attract, assimilate or retain qualified personnel in the future, and its failure to do so could adversely affect its business.

Product liability claims could adversely affect the Company’s sales and operating results.

The Company has in the past, and may be required in the future, to pay for losses or injuries purportedly caused by its products. Such claims may be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning interactions with other substances, or damage property or persons. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. In addition, if one of the Company’s products is found to be defective, the Company could be required to recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or certain product liability claims may be excluded under the terms of the policies.

Harm to the Company’s reputation or the reputation of one or more of its leading brands could have an adverse effect on the business.

Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve the Company’s reputation and the reputation of its brands. These programs include ethics and compliance, sustainability, and product safety and quality initiatives. Despite these efforts, adverse publicity about the Company, including product safety or similar concerns, whether real or perceived, could occur, and the Company’s products could face withdrawal, recall or other quality issues. Such events, if they were to occur, could harm the Company’s image and result in an adverse effect on its business, as well as require resources to rebuild its reputation.

Environmental matters create potential liability risks.

The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of solid and hazardous wastes, the remediation of contamination associated with the use and disposal of hazardous substances and concerns regarding climate change. The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its currently and formerly owned and leased facilities. In addition, some of its present and former facilities have been or had been in operation for many years and, over that time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom the Company has sent waste, may in the future be identified and become the subject of remediation. It is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on its results of operations or financial condition.

The Company had a recorded liability of $15 million and $16 million at June 30, 2011 and 2010, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including Superfund and other response actions at various locations. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both June 30, 2011 and 2010. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands and its products and the packaging for those products. The Company cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure to perfect or successfully assert its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, operating results and financial condition.

If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, its competitiveness could be negatively impacted.

One of the Company’s strategies is to improve its products by licensing third-party ideas and technologies in a process refered to as “open innovation.” If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of such third-party ideas or technologies arising from its open innovation projects, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and the obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future for rights if holders are willing to permit the Company to continue to use such intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, operating results and financial condition.

The Company’s substantial indebtedness could adversely affect its operations and financial results and prevent the Company from fulfilling its obligations, and the Company may incur substantially more debt in the future, which could exacerbate these risks.

The Company has a significant amount of indebtedness. As of June 30, 2011, the Company had $2.6 billion of debt. The Company’s substantial indebtedness could have important consequences. For example, it could:
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
  limit the Company’s flexibility in planning for, or reacting to, general adverse economic conditions or changes in its business and the industry in which it operates;
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
In addition, the Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes, subject to compliance with the Company’s existing restrictive debt covenants. As of June 30, 2011, the Company could add approximately $1.1 billion in incremental debt and remain in compliance with restrictive debt covenants, although there is no assurance that the actual amount that the Company may be able to borrow in the future will equal this amount. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to possible downgrades in the Company’s credit rating. Any decision regarding the Company’s future borrowings will be based on the facts and circumstances existing at the time, including the Company’s credit rating. If the Company were to borrow the maximum amount available to it, its credit rating could be downgraded.

The Company could be adversely affected if its credit ratings were to fall below investment grade.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit rating were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of June 30, 2011, the Company and each of its counterparties maintained investment-grade ratings with both Standard & Poor’s and Moody’s.

The Company may not have sufficient cash to service its indebtedness and pay cash dividends.

The Company’s ability to repay and refinance its indebtedness and to fund capital expenditures depends on the Company’s cash flow. In addition, the Company’s ability to pay cash dividends depends on cash flow and net profits (as defined by Delaware law). The Company’s cash flow and net profits are often subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control, and such factors may limit the Company’s ability to repay indebtedness, pay cash dividends and repatriate earnings at an effective cost.

The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations at the facilities of the Company and its suppliers and retail customers are subject to disruption for a variety of reasons, including work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters. In addition, the Company’s corporate headquarters and Technical Center are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations.

The Company’s continued growth and expansion and increasing reliance on third-party service providers could adversely affect its internal control over financial reporting, which could harm its business and financial results.

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

The Company relies extensively on information technology systems, some of which are managed by third-party service providers, in order to conduct business. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes involved in managing the business. The Company is implementing certain enterprise-wide upgrades to the Company’s hardware, software and operating systems, including initiating an international enterprise resource planning system (ERP), in order to support the Company’s existing operations and future growth. If the Company’s existing and/or future technology systems and processes do not adequately support the future growth of the Company’s business, the Company’s business may be adversely impacted. Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches, and other similar disruptions from unauthorized users. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in the ability to manage or conduct business, which may adversely impact the Company’s business.

The Company’s judgments regarding accounting policies and the resolution of tax disputes may impact the Company’s earnings and cash flow.

Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 19 - Income Taxes of the Notes to Consolidated Financial Statements beginning on page 49 of Exhibit 99.1 hereto.

The estimates and assumptions on which the Company’s financial statement projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections.

The Company’s financial statement projections are dependent on certain estimates and assumptions related to, among other things, estimates of liabilities, goodwill, category growth, market share projections, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its shares, make acquisitions, pay dividends and meet debt obligations. While the Company’s projections are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, the Company’s actual results may differ materially from its financial outlook. Any material variation between the Company’s projections and its actual results may adversely affect its stock price.

There can be no guarantee that the Company will continue to make dividend payments or repurchase its stock.

Although the Company’s board of directors has authorized a share repurchase program and adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock, any determinations by the Company to continue to repurchase its common stock or by the board of directors to continue to pay cash dividends on its common stock will be based primarily upon the Company’s financial condition, results of operations, business requirements, price of its common stock in the case of the repurchase program, and board of directors’ continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs.

The Company’s business could be negatively affected as a result of an unsolicited takeover proposal or a proxy contest.

In July 2011, the Company received an unsolicited conditional proposal from Carl Icahn and certain of his affiliated entities to purchase all of the outstanding shares of the Company. Subsequently, the Company received a notice from Carl Icahn and certain of his affiliates that announced their intent to nominate 11 individuals for election to its board of directors. The unsolicited proposal and proxy contest could have an adverse effect on the Company’s business because:
  responding to unsolicited takeover proposals and other actions by activist shareholders can be costly and time-consuming, disrupting the Company’s operations and diverting the attention of its management and employees;
  perceived uncertainties as to the Company’s future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and
  if completed, a takeover may result in a change-in-control under certain of the Company’s long-term indebtedness agreements, and may require it to repurchase certain outstanding debt securities or result in an acceleration of certain indebtedness.
In addition, any unsolicited offer could cause the Company’s stock price to fluctuate significantly.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Production and Distribution Facilities

The Company owns or leases and operates 22 manufacturing facilities in North America and owns and operates 16 manufacturing facilities outside North America globally. The Company also leases six regional distribution centers in North America and several other warehouse facilities. Management believes the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have generally been well maintained. The Company is continually performing a supply chain efficiency analysis, which may lead to further domestic and international manufacturing facilities closures and redistributing production between its remaining facilities and contract manufacturers to optimize availability and capacity and seek to reduce operating costs. For additional information, see “Restructuring and asset impairment costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 7 of Exhibit 99.1 hereto, incorporated herein by reference.

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

Beginning in the fourth quarter of fiscal year 2012, the Company expects to begin the process of relocating certain staff from its general office in Oakland, Calif. and from its current research and development facility in Pleasanton, Calif., to a new facility also located in Pleasanton, Calif. The new Pleasanton facility consists of approximately 343,000 square feet of leased space and will house the Company’s research and development group, as well as other administrative and operational support personnel. The Company expects to complete the relocation in the first quarter of fiscal year 2013.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, years first elected and current titles of the executive officers of the Company as of July 31, 2011 are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Donald R. Knauss	60	2006	Chairman of the Board and Chief Executive Officer
Lawrence S. Peiros	56	1999	Executive Vice President and Chief Operating Officer
Daniel J. Heinrich	55	2003	Executive Vice President – Chief Financial Officer
Frank A. Tataseo	56	2004	Executive Vice President – Strategy & Growth, Bags & Wraps and Away from Home
Jacqueline P. Kane	59	2004	Senior Vice President – Human Resources & Corporate Affairs
Laura Stein	49	2005	Senior Vice President – General Counsel
Thomas P. Britanik	53	2009	Senior Vice President – Chief Marketing Officer
Wayne L. Delker	57	2009	Senior Vice President – Chief Innovation Officer
Benno Dorer	47	2009	Senior Vice President – Cleaning Division & Canada
James Foster	49	2009	Senior Vice President – Chief Product Supply Officer
Grant J. LaMontagne	55	2009	Senior Vice President – Chief Customer Officer
George Roeth	50	2009	Senior Vice President – General Manager, Specialty Division
Michael J. Costello	45	2011	Vice President – General Manager, International

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

Lawrence S. Peiros was elected executive vice president and chief operating officer effective March 2011. From January 2007 through February 2011, he served as executive vice president and chief operating officer – North America. From January 1999 through January 2007, he served as group vice president – household.

Daniel J. Heinrich was elected executive vice president – chief financial officer effective June 2009. From July 2004 until June 2009, he served as senior vice president – chief financial officer.

Frank A. Tataseo was elected executive vice president – strategy & growth, bags & wraps and away from home effective January 2009. From January 2007 to December 2008, he served as executive vice president - functional operations. From July 2004 through January 2007, he served as group vice president – functional operations.

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

Wayne L. Delker was elected senior vice president – chief innovation officer effective June 2009. He joined the Company in August 1999 as vice president – global research & development and served in that position through May 2009.

Benno Dorer was elected senior vice president – cleaning division and Canada effective March 2011. He served as senior vice president – general manager, cleaning division from June 2009 through March 2011. From October 2007 to May 2009, he held the title of vice president – general manager, cleaning division. He previously held the position of vice president – general manager, household division from March 2007 to October 2007. He joined the Company in January 2005 as vice president – general manager, Glad® Products and served in that position through March 2007.

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

Michael J. Costello was elected vice president – general manager, international, effective March 2011. He held the title of vice president – general manager, Latin America and Europe, from July 2009 through March 2011, and vice president – general manager, Latin America, from June 2008 through June 2009. From November 2005 through May 2008 he served as vice president – international marketing.

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

Holders

The number of record holders of the Company’s common stock as of July 31, 2011 was 12,525 based on information provided by the Company’s transfer agent.

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

Equity Compensation Plan Information

This information appears in Part III, Item 12 hereof.

Issuer Purchases of Equity Securities

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 C.F.R. §240.10b-18(a)(3)) during the fourth quarter of fiscal year 2011.

Period	[a] Total Number of Shares (or Units) Purchased(1)	[b] Average Price Paid per Share (or Unit)	[c] Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	[d] Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to 30, 2011	1,154,647	$69.42	1,153,900	$331,575,774
May 1 to 31, 2011	852,507	$69.24	851,367	$1,022,627,779
June 1 to 30, 2011	650,000	$67.32	650,000	$978,868,471
Total	2,657,154	68.85	2,655,267	$978,868,471

____________________

(1)	Of the shares purchased in April 2011, 1,153,900 shares were acquired pursuant to the Company’s $750,000,000 open-market purchase program approved on May 13, 2008. The remaining 747 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted shares and the distribution of performance units. Of the shares purchased in May 2011, 851,367 shares were acquired pursuant to the Company’s $750,000,000 open-market purchase program approved on May 13, 2008. The remaining 1,140 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the distribution of performance units. The total shares purchased in June 2011 were acquired pursuant to the Company’s $750,000,000 open-market purchase program approved on May 13, 2008.
(2)	On May 13, 2008, the board of directors approved a $750,000,000 share repurchase program, of which $228,868,471 remains available for repurchase as of June 30, 2011. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program was initiated in 1999, has no specified cap and, therefore, is not included in column [d] above. On November 15, 2005, the Board of Directors authorized the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date. On May 18, 2011, the board of directors approved a new $750,000,000 share repurchase program, all of which remains available for repurchase as of June 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary” on page 65 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 1 through 22 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 and 17 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 23 through 61 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9.A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page 62 of Exhibit 99.1 hereto, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, and has expressed an unqualified opinion in its report, which appears on page 64 of Exhibit 99.1 hereto.

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

The information regarding the Company’s directors, compliance with Section 16(a) of the Exchange Act and corporate governance set forth in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation and the report of the Compensation Committee of the Company’s board of directors set forth in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management and equity compensation plan information set forth in the Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions, director independence and securities authorized for issuance under equity compensation plans set forth in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services set forth in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included in Exhibit 99.1 hereto, incorporated herein by reference.

Consolidated Statements of Earnings for the fiscal years ended June 30, 2011, 2010 and 2009.

Consolidated Balance Sheets as of June 30, 2011 and 2010.

Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended June 30, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2 hereto, incorporated herein by reference.

(b)	Exhibits:

3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1999, incorporated herein by reference).

3.2	Bylaws (amended and restated) of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed November 20, 2009, incorporated herein by reference).

3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed July 19, 2011, incorporated herein by reference).

4.1	Indenture, dated as of December 3, 2004, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

4.2	Exchange and Registration Agreement dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

4.3	Cross-reference table for Indenture, dated as of December 3, 2004 (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005).

4.4	Indenture, dated as of October 9, 2007, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed October 10, 2007, incorporated herein by reference).

4.5
Form of Supplemental Indenture between the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 (File No. 333-146472) filed November 4, 2009, incorporated herein by reference).

4.6
Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed November 5, 2009, incorporated herein by reference).

4.7
Rights Agreement, dated as of July 18, 2011, between The Clorox Company and Computershare Trust Company, N.A., which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed July 19, 2011, incorporated herein by reference).

10.1*
1993 Directors’ Stock Option Plan, dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004 (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.2*
Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004 (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

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

10.9*
Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004 (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.10*
The Clorox Company 1996 Stock Incentive Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 28, 2001, amended and restated as of September 15, 2004 (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.11*
Form of Option Award under the Company’s 1996 Stock Incentive Plan, amended and restated as of September 15, 2004 (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

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

10.18*	Amendment No.1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.

10.19*
The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised May 13, 2008 (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended June 30, 2008, incorporated herein by reference).

10.20*
The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.21*
Form of Change in Control Agreement, amended and restated as of February 7, 2008 (filed as Exhibit 10.59 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.22*
The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.23*
Employment Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.57 to the Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, incorporated herein by reference).

10.24*
Change in Control Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.25*	Form of Indemnification Agreement (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, incorporated herein by reference).

10.26*
Form of Severance Plan for Clorox Executive Committee Members as of May 19, 2010 (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 2010, incorporated herein by reference).

10.27*
Form of Executive Change in Control Severance Plan for Clorox Executive Committee Members as of December 17, 2010 (filed as Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, incorporated herein by reference).

10.28*	The Clorox Company Executive Retirement Plan as of July 1, 2011 (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, incorporated herein by reference).

10.29*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan as of July 1, 2011.

10.30*
Form of Executive Retirement Plan for Clorox Executive Committee Members as of February 15, 2011 (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, incorporated herein by reference).

10.31
Share Exchange Agreement, dated as of October 6, 2004, by and among the Company, Henkel KGaA and HC Investments, Inc. (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.32
Issuing and Paying Agency Agreement by and between The Clorox Company and J.P. Morgan Trust Company, National Association (filed as Exhibit 10.5 to the Current Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.33
Purchase Agreement, dated November 30, 2004, relating to the Floating Rate Senior Notes due December 2007, 4.20% Senior Notes due January 2010 and 5.00% Senior Notes due January 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

10.34
Credit Agreement, dated as of April 16, 2008, among The Clorox Company, the banks listed therein, JPMorgan Chase Bank, N.A., Citicorp USA, Inc. and Wachovia Bank, N.A. as Administrative Agents, Citicorp USA, Inc. as Servicing Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas as Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed April 22, 2008, incorporated herein by reference).

10.35
Amendment No. 1 to Credit Agreement, dated as of April 2, 2009, among The Clorox Company, the banks listed therein, Citicorp USA, Inc., JPMorgan Chase Bank, N.A., Wachovia Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Lehman Brothers Bank, FSB, William Street LLC, Wells Fargo Bank, N.A., PNC Bank, N.A., The Northern Trust Company and Fifth Third Bank (filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended June 30, 2009, incorporated herein by reference).

10.36	Form of Escrow Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed November 5, 2007, incorporated herein by reference).

10.37(+)
Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

10.38
Agreement and Plan of Merger among the Company, Burt’s Bees, Inc., Buzz Acquisition Corp., and BBI Holdings LP, dated as of October 30, 2007 (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed November 5, 2007, incorporated herein by reference).

10.39(^)
Purchase and Sale Agreement between The Clorox Company and Viking Acquisition Inc., dated September 21, 2010 (filed as Exhibit 2.01 to the Current Report on Form 8-K, filed September 22, 2010, incorporated herein by reference).

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.

99.4	Calculation of Return on Invested Capital.

101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
____________________

(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(^)	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K under the Exchange Act. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 25, 2011	By:	/s/ D. R. Knauss
D. R. Knauss
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Boggan, Jr.	Director	August 25, 2011
D. Boggan, Jr.

/s/ R. Carmona	Director	August 25, 2011
R. Carmona

/s/ T. M. Friedman	Director	August 25, 2011
T. M. Friedman

/s/ G. J. Harad	Director	August 25, 2011
G. J. Harad

/s/ D. R. Knauss	Chairman and Chief Executive Officer	August 25, 2011
D. R. Knauss	(Principal Executive Officer)

/s/ R. W. Matschullat	Director	August 25, 2011
R. W. Matschullat

/s/ G. G. Michael	Director	August 25, 2011
G. G. Michael

/s/ E. A. Mueller	Director	August 25, 2011
E. A. Mueller

/s/ J. L. Murley	Director	August 25, 2011
J. L. Murley

/s/ P. Thomas-Graham	Director	August 25, 2011
P. Thomas-Graham

/s/ C. M. Ticknor	Director	August 25, 2011
C. M. Ticknor

/s/ D. J. Heinrich	Executive Vice President — Chief Financial Officer	August 25, 2011
D. J. Heinrich	(Principal Financial Officer)

/s/ S. Gentile	Vice President — Controller and Chief Accounting Officer	August 25, 2011
S. Gentile	(Principal Accounting Officer)

INDEX OF EXHIBITS

10.18	Amendment No.1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.

10.29	The Clorox Company 2011 Nonqualified Deferred Compensation Plan as of July 1, 2011.

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.

99.4	Calculation of Return on Invested Capital

101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.