Form 10-Q
period 2011-09-30
CLOROX CO /DE/
filed 2011-11-03
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

As of September 30, 2011, there were 131,904,793 shares outstanding of the registrant's common stock ($1.00 - par value).

The Clorox Company

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	9/30/2011	9/30/2010
Net sales	$1,305	$1,266
Cost of products sold	759	705
Gross profit	546	561

Selling and administrative expenses	190	181
Advertising costs	118	118
Research and development costs	28	29
Interest expense	29	32
Other income, net	(6)	(1)
Earnings from continuing operations before income taxes	187	202
Income taxes on continuing operations	57	62
Earnings from continuing operations	130	140
Discontinued operations:
Earnings from Auto businesses, net of tax	-	16
Gain on sale of Auto businesses, net of tax	-	60
Earnings from discontinued operations	-	76
Net earnings	$130	$216

Earnings per share
Basic
Continuing operations	$0.99	$0.99
Discontinued operations	-	0.55
Basic net earnings per share	$0.99	$1.54

Diluted
Continuing operations	$0.98	$0.98
Discontinued operations	-	0.54
Diluted net earnings per share	$0.98	$1.52

Weighted average shares outstanding (in thousands)
Basic	131,968	139,475
Diluted	133,611	140,932

Dividend declared per share	$0.60	$0.55

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	9/30/2011	6/30/2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$270	$259
Receivables, net	439	525
Inventories, net	407	382
Other current assets	122	113
Total current assets	1,238	1,279
Property, plant and equipment, net	1,028	1,039
Goodwill	1,053	1,070
Trademarks, net	547	550
Other intangible assets, net	79	83
Other assets	132	142
Total assets	$4,077	$4,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes and loans payable	$440	$459
Accounts payable	357	423
Accrued liabilities	434	442
Income taxes payable	37	41
Total current liabilities	1,268	1,365
Long-term debt	2,122	2,125
Other liabilities	626	619
Deferred income taxes	137	140
Total liabilities	4,153	4,249

Contingencies

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at September 30, 2011 and June 30, 2011; and 131,904,793 and 131,066,864
shares outstanding at September 30, 2011 and June 30, 2011, respectively	159	159
Additional paid-in capital	611	632
Retained earnings	1,185	1,143
Treasury shares, at cost: 26,836,668 and 27,674,597 shares at September 30, 2011
and June 30, 2011, respectively	(1,717)	(1,770)
Accumulated other comprehensive net losses	(314)	(250)
Stockholders’ deficit	(76)	(86)
Total liabilities and stockholders’ deficit	$4,077	$4,163

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2011	9/30/2010
Operating activities:
Net earnings	$130	$216
Deduct: Earnings from discontinued operations	-	76
Earnings from continuing operations	130	140

Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	46	45
Share-based compensation	5	12
Deferred income taxes	5	(1)
Other	9	(3)
Changes in:
Receivables, net	79	60
Inventories, net	(31)	(44)
Other current assets	(2)	9
Accounts payable and accrued liabilities	(114)	(107)
Income taxes payable	4	15
Net cash provided by continuing operations	131	126
Net cash provided by discontinued operations	-	22
Net cash provided by operations	131	148

Investing activities:
Capital expenditures	(37)	(34)
Net cash used for investing activities	(37)	(34)

Financing activities:
Notes and loans payable, net	(22)	134
Treasury stock purchased	(9)	(4)
Cash dividends paid	(79)	(77)
Issuance of common stock for employee stock plans and other	33	22
Net cash (used for) provided by financing activities	(77)	75
Effect of exchange rate changes on cash and cash equivalents	(6)	10
Net increase in cash and cash equivalents	11	199
Cash and cash equivalents:
Beginning of period	259	87
End of period	$270	$286

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
The Clorox Company
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2011 and 2010, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012, or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2011, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

Recently Issued Accounting Pronouncements

On September 15, 2011, the Financial Accounting Standards Board (FASB) issued new guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The new guidance is effective for the annual goodwill impairment test to be performed in fiscal year 2013, with early adoption permitted. The Company is currently evaluating the anticipated timing for its adoption.

NOTE 2. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	9/30/2011	6/30/2011
Finished goods	$337	$315
Raw materials and packaging	117	104
Work in process	3	3
LIFO allowances	(38)	(29)
Allowances for obsolescence	(12)	(11)
Total	$407	$382

NOTE 3. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	9/30/2011	6/30/2011
Venture agreement net terminal obligation	$278	$277
Employee benefit obligations	217	215
Taxes	90	89
Other	41	38
Total	$626	$619

NOTE 4. NET EARNINGS PER SHARE

For the three months ended September 30, 2011, no adjustments were required to be made to net earnings for computing basic and diluted EPS. The following is the reconciliation of net earnings to net earnings applicable to common stock for the three months ended September 30, 2010:

Earnings from continuing operations	$140
Earnings from discontinued operations	76
Net earnings	$216
Less: Earnings allocated to participating securities	(1)
Net earnings applicable to common stock	$215

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic EPS to those used to calculate diluted EPS:

	Three Months Ended
	9/30/2011	9/30/2010
Basic	131,968	139,475
Dilutive effect of stock options and other	1,643	1,457
Diluted	133,611	140,932

During the three months ended September 30, 2011 and 2010, the Company did not include stock options to purchase zero and approximately 2.1 million shares, respectively, of the Company’s common stock in the calculations of diluted EPS because their exercise price was greater than the average market price, making them anti-dilutive.

Share repurchases under authorized programs were as follows:

	Three Months Ended
	9/30/2011		9/30/2010
	Amount	Shares (000)	Amount	Shares (000)
Open-market purchase programs	$9	129	$-	-
Evergreen Program	-	-	4	58
Total	$9	129	$4	58

The purpose of the Evergreen Program is to offset the impact of share dilution related to share-based awards.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ deficit, net of tax. Comprehensive income was as follows:

	Three Months Ended
	9/30/2011	9/30/2010
Earnings from continuing operations	$130	$140
Earnings from discontinued operations	-	76
Net earnings	$130	$216
Other comprehensive (losses) gains, net of tax:
Foreign currency translation	(39)	34
Net derivative adjustments	(23)	(2)
Pension and postretirement benefit adjustments	(2)	2
Total	$66	$250

NOTE 6. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 30.5% and 30.9% for the three months ended September 30, 2011 and 2010, respectively. The lower rate for the three months ended September 30, 2011, was primarily due to tax benefits associated with lower foreign taxes. The current and prior year periods also reflect benefits from tax settlements.

Included in the balance of unrecognized tax benefits at September 30, 2011 and June 30, 2011, are potential benefits of $65 and $68, respectively, which, if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2011 and June 30, 2011, the total balance of accrued interest and penalties related to uncertain tax positions was $5 and $8, respectively. Interest and penalties included in income tax expense were net benefits of $1 and $2 for the three months ended September 30, 2011 and 2010, respectively.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through 2007. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 7. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income and health care plans:

	Three Months Ended
	9/30/2011	9/30/2010
Service cost	$1	$3
Interest cost	7	7
Expected return on plan assets	(8)	(8)
Amortization of unrecognized items	2	4
Total	$2	$6

NOTE 7. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS (Continued)

The net periodic benefit cost for the Company’s retirement health care plans was $1 for both the three months ended September 30, 2011 and 2010.

During the three months ended September 30, 2010, the Company made discretionary contributions of $15 to the domestic qualified retirement income plan.

NOTE 8. CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company had a recorded liability of $15 at both September 30, 2011 and June 30, 2011, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability at both September 30, 2011 and June 30, 2011. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Based on the Company’s analysis of these claims and litigation, it is the opinion of management that the ultimate disposition of these matters, including the environmental matter described above, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) for which terms vary in duration and potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make any payments relating to its indemnifications, and believes that any reasonably possible payments would not have a material effect on its financial position, results of operations or cash flows, either individually or in the aggregate.

At September 30, 2011, the Company was a party to letters of credit of $15, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on any of the aforementioned guarantees at September 30, 2011.

NOTE 9. SEGMENT RESULTS

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Lifestyle, Household and International. The four reportable segments consist of the following:
  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; and natural cleaning and laundry products under the Green Works® brand.

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

  International consists of products sold outside the United States, excluding natural personal care products. Products within this segment include laundry, home care, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, K C Masterpiece® and Hidden Valley® brands.
Certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances and other investments.

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s net sales and earnings (losses) from continuing operations before income taxes, with amounts that are not allocated to the operating segments reflected in Corporate.

	Net Sales		Earnings (Losses) from Continuing Operations Before Income Taxes
	Three Months Ended		Three Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Cleaning	$439	$449	$108	$121
Household	366	354	42	53
Lifestyle	214	201	54	58
International	286	262	41	40
Corporate	-	-	(58)	(70)
Total Company	$1,305	$1,266	$187	$202

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, were 27% of consolidated net sales for both the three months ended September 30, 2011 and 2010.

NOTE 10. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that financial assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

At September 30, 2011, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year included derivative financial instruments, which were all level 2.

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, interest rate and foreign currency risks relating to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

Commodity Price Risk Management

The Company may use commodity exchange traded futures and over-the-counter swap contracts to fix the price of a portion of its forecasted raw material requirements. Contract maturities, which are generally no longer than 21 months, are matched to the length of the raw material purchase contracts. Commodity purchase contracts are measured at fair value using market quotations obtained from commodity derivative dealers.

As of September 30, 2011, the net notional value of commodity derivatives was $22, of which $20 related to jet fuel and $2 related to crude oil.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate forward contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate forward contracts have durations of less than six months. The interest rate contracts are measured at fair value using information quoted by U.S. government bond dealers.

As of September 30, 2011, the net notional value of interest rate forward contracts was $300.

Foreign Currency Risk Management

The Company may also enter into certain over-the-counter foreign currency-related derivative contracts to manage a portion of the Company’s foreign exchange risk associated with the purchase of inventory. These foreign currency contracts generally have durations no longer than twelve months. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.

As of September 30, 2011, the net notional values of outstanding foreign currency forward contracts related to the Company’s subsidiaries in Canada and Australia and used to hedge forecasted purchases of inventory were $32 and $18, respectively.

NOTE 10. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

Counterparty Risk Management

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. As of September 30, 2011, no collateral was required to be posted.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If our credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of September 30, 2011, the Company and each of its counterparties maintained investment grade ratings with both Standard & Poor’s and Moody’s.

Fair Value of Derivative Instruments

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedge, and on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts of forecasted purchases of inventory as cash flow hedges. During the three months ended September 30, 2011 and 2010, the Company had no hedging instruments designated as fair value hedges.

The Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheets as follows:

	Balance Sheet classification	9/30/2011	6/30/2011
Assets
Foreign exchange contracts	Other current assets	$3	$-
Interest rate contracts	Other current assets	-	1
Commodity purchase contracts	Other current assets	1	4
		$4	$5

Liabilities
Interest rate contracts	Accrued liabilities	$37	$1
Commodity purchase contracts	Accrued liabilities	1	-
		$38	$1

NOTE 10. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net gain at September 30, 2011, expected to be reclassified into earnings within the next twelve months is $1. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended September 30, 2011 and 2010, hedge ineffectiveness was not material. The Company dedesignates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for dedesignated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable.

The effects of derivative instruments designated as hedging instruments on OCI and on the condensed consolidated statements of earnings were as follows:

	(Loss) Gain recognized in OCI		(Loss) Gain reclassified from OCI and recognized in earnings
	Three Months Ended		Three Months Ended
Cash flow hedges	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Commodity purchase contracts	$(2)	$5	$(1)	$-
Interest rate contracts	(37)	(3)	-	-
Foreign exchange contracts	3	(1)	1	1
Total	$(36)	$1	$-	$1

The (losses) gains reclassified from OCI and recognized in earnings during the three months ended September 30, 2011 and 2010, respectively, for commodity purchase contracts and foreign exchange contracts are included in cost of products sold.

Other

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values at September 30, 2011 and 2010, due to the short maturity and nature of those balances. The estimated fair value of long-term debt, including current maturities, was $2,290 and $2,303 at September 30, 2011 and June 30, 2011, respectively. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Overview

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer and institutional products with approximately 8,100 employees worldwide as of September 30, 2011. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works® natural cleaners and laundry products, Poett® and Mistolín® cleaning products, Fresh Step® and Scoop Away® cat litter, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® natural personal care products. The Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

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
  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; and natural cleaning and laundry products under the Green Works® brand.

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

  International consists of products sold outside the United States, excluding natural personal care products. Products within this segment include laundry, home care, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers, and insecticides, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, K C Masterpiece® and Hidden Valley® brands.
Certain nonallocated administrative costs, interest income, interest expense and certain other nonoperating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances and other investments.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the Securities and Exchange Commission (SEC) on August 26, 2011, and the unaudited condensed consolidated financial statements and related notes contained in this quarterly report on Form 10-Q.

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, compares the three months ended September 30, 2011 (the current period) to the three months ended September 30, 2010 (the prior period) using percentages calculated on a rounded basis, except as noted.

	Three Months Ended			% of Net Sales
	9/30/2011	9/30/2010	% Change	9/30/2011	9/30/2010
Diluted earnings per share from
continuing operations	$0.98	$0.98	-%
Net sales	$1,305	$1,266	3%	100%	100%
Gross profit	546	561	(3)	41.8	44.3
Selling and administrative expenses	190	181	5	14.6	14.3
Advertising costs	118	118	-	9.0	9.3
Research and development costs	28	29	(3)	2.1	2.3

Diluted earnings per share from continuing operations remained flat in the current period and reflected higher commodity costs, primarily resin, higher manufacturing and logistics costs, including diesel; and advisory fees related to a withdrawn proxy contest. These factors were offset by the benefit of price increases, higher volume, cost savings and lower weighted average shares outstanding, primarily due to share repurchase activities.

Net sales and volume increased in the current period. Volume growth of 2% in the current period was primarily driven by higher shipments of Fresh Step® and Scoop Away® cat litter behind new product innovation; higher shipments of Burt’s Bees® natural personal care products, primarily due to new products and international expansion; higher shipments of Clorox® disinfecting wipes due to strong merchandising support for the back-to-school and cold-and-flu seasons; higher shipments of Clorox® disinfecting bathroom cleaner; and higher shipments of the new Brita® on-the-go water bottle. These increases were partially offset by lower shipments of Clorox® laundry additives due to price increases, continuing category softness and lower merchandising; lower shipments of Glad® base trash bags due to price increases; and lower shipments of Brita® pour-through water-filtration products. Net sales outpaced volume primarily due to the benefit of price increases (approximately 370 basis points), partially offset by unfavorable mix (approximately 190 basis points) and higher trade promotion spending (approximately 110 basis points).

Gross margin, defined as gross profit as a percentage of net sales, decreased in the current period primarily driven by approximately 320 basis points from higher commodity costs and approximately 240 basis points from higher manufacturing and logistics costs including diesel. These factors were partially offset by approximately 170 basis points from the benefit of price increases and approximately 160 basis points from cost savings.

Selling and administrative expenses increased in the current period, primarily due to advisory fees related to a withdrawn proxy contest.

Advertising costs remained flat as a percentage of sales as the Company continued to support its new products and established brands.

Research and development costs remained flat as a percentage of sales as the Company continued to support its new products and established brands with an emphasis on innovation.

Interest expense decreased from $32 in the prior period to $29 in the current period, primarily due to a decline in average debt balances.

Other income, net, of $(6) in the current period included $(3) of income from transition services related to the Company’s sale of its Auto Businesses, $(2) of equity earnings in unconsolidated affiliates and $(1) of interest income. Partially offsetting this income was $2 from the amortization of trademarks and other intangible assets.

Other income, net, of $(1) in the prior period included $(2) of income from fair value adjustments for commodity derivatives, $(2) from a gain on sale of a manufacturing plant, which was part of the Company’s Supply Chain and Other restructuring initiative, and $(1) of equity earnings in unconsolidated affiliates. Partially offsetting this income was $2 from the amortization of trademarks and other intangible assets and $1 of low income housing partnership losses.

The effective tax rate on earnings from continuing operations was 30.5% for the current period as compared to 30.9% for the prior period. The lower rate for the three months ended September 30, 2011, was primarily due to tax benefits associated with lower foreign taxes. The current and prior year periods also reflect benefits from tax settlements.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following presents the results of continuing operations from the Company’s reportable segments, which excludes certain unallocated costs reflected in Corporate:

CLEANING

	Three Months Ended
	9/30/2011	9/30/2010	% Change
Net sales	$439	$449	(2)%
Earnings from continuing operations before income taxes	108	121	(11)

Net sales, volume and earnings from continuing operations before income taxes declined in the current period. Volume decline of 1% was primarily driven by lower shipments of Clorox® laundry additives due to price increases, continued category softness and lower merchandising support. These decreases were partially offset by increased shipments of Clorox® disinfecting wipes due to increased merchandising support for the back-to-school and cold-and-flu seasons, as well as increased shipments of Clorox® disinfecting bathroom cleaner. The variance between net sales and volume was primarily due to unfavorable product mix (approximately 210 basis points) and other smaller items, partially offset by the benefit of price increases (approximately 220 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $11 of higher commodity costs, primarily resin; $5 of higher manufacturing and logistics costs including diesel; and $4 of unfavorable product mix. These decreases were partially offset by $7 of costs savings due to various manufacturing efficiencies and $5 of lower advertising and sales promotion expenses.

HOUSEHOLD

	Three Months Ended
	9/30/2011	9/30/2010	% Change
Net sales	$366	$354	3%
Earnings from continuing operations before income taxes	42	53	(21)

Volume and net sales increased while earnings from continuing operations before income taxes decreased during the current period. Volume growth of 5% was primarily driven by higher shipments of Fresh Step® and Scoop Away® cat litter behind new product innovation and higher shipments of Kingsford® charcoal due to higher merchandising. These increases were partially offset by lower shipments of Glad® base trash bags due to price increases. Volume growth outpaced net sales growth primarily due to higher trade promotion spending (approximately 280 basis points), unfavorable product mix (approximately 180 basis points) and the impact of incremental customer pick-up allowances (approximately 90 basis points), partially offset by the benefit of price increases (approximately 450 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $17 of higher commodity costs, primarily resin; $10 of higher manufacturing and logistics costs including diesel, and $5 of unfavorable product mix. These increases were partially offset by $11 from the benefit of price increases and $8 of cost savings due to various manufacturing efficiencies.

LIFESTYLE

	Three Months Ended
	9/30/2011	9/30/2010	% Change
Net sales	$214	$201	6%
Earnings from continuing operations before income taxes	54	58	(7)

Net sales and volume increased, while earnings from continuing operations before income taxes decreased during the current period. Volume growth of 6% in the current period was driven by increased shipments of Burt’s Bees® natural personal care products, primarily due to new products and international expansion; increased shipments of the new Brita on-the-go water bottle; and increased shipments of Hidden Valley® salad dressings. These increases were partially offset by decreased shipments of Brita® pour-through water-filtration products. The decrease in earnings from continuing operations before income taxes was driven by $5 of higher commodity costs, primarily soybean oil and resin, and $5 of higher advertising and sales promotion in support of new product launches. These decreases were partially offset by $3 from the benefit of price increases.

INTERNATIONAL

	Three Months Ended
	9/30/2011	9/30/2010	% Change
Net sales	$286	$262	9%
Earnings from continuing operations before income taxes	41	40	3

Net sales, volume and earnings from continuing operations before income taxes increased during the current period. Volume growth of 3% in the current period was primarily due to growth in Argentina, the expansion of the Glad® business in China and distribution gains in a number of small emerging countries in Asia and the Middle East. These increases were partially offset by lower shipments of Glad® products in Canada due to category softness. Net sales outpaced volume primarily due to the benefit of price increases (approximately 600 basis points) and favorable foreign currency exchange rates (approximately 350 basis points), partially offset by unfavorable mix (approximately 300 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $16 from the benefit of price increases; $7 of favorable foreign currency exchange rates; and $4 of cost savings, primarily related to various manufacturing efficiencies. These increases were partially offset by $8 of higher manufacturing and logistics costs including diesel, primarily related to inflationary pressures in Argentina and Venezuela and higher oil prices; $8 of higher commodity costs, primarily resin; and $7 of higher selling and administrative expenses driven by investments in information systems infrastructure and inflationary pressures in Argentina and Venezuela.

CORPORATE

	Three Months Ended
	9/30/2011	9/30/2010	% Change
Losses from continuing operations before income taxes	$58	$70	(17)%

The decrease in losses from continuing operations before income taxes attributable to Corporate during the current period was primarily due to lower employee benefit and incentive compensation expenses, lower information technology expenses reflected in Corporate and lower interest expense, primarily due to a decline in average debt balances. These factors were partially offset by advisory fees related to a withdrawn proxy contest.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of September 30, 2011. Net cash provided by continuing operations was $131 for the current period, compared with $126 in the prior period. The increase in net cash provided by continuing operations for the current period was primarily due to a discretionary pension contribution of $15 in the prior period, partially offset by lower earnings from continuing operations in the current period.

Investing Activities

Capital expenditures were $37 during the current period, as compared to $34 during the prior period. Capital spending as a percentage of net sales was 2.8% during the current period, compared to 2.7% during the prior period. The moderate increase in capital expenditures in the current period was primarily associated with the Company’s investments in global information technology systems and manufacturing and infrastructure improvements.

Financing Activities

Net cash used for financing activities was $77 in the current period, as compared to a $75 net cash inflow in the prior period. The decrease in cash flow from financing activities was primarily due to higher commercial paper balances in the prior period.

At September 30, 2011 and June 30, 2011, the Company had $434 and $456, respectively, of commercial paper outstanding at a weighted average interest rate of 0.39% and 0.33%, respectively. During the three months ended September 30, 2011 and 2010, the average commercial paper outstanding was $452 and $429, respectively, at a weighted average interest rate of 0.36% and 0.43%, respectively.

Credit Arrangements

At September 30, 2011, the Company had a $1.1 billion revolving credit agreement with an expiration date of April 2013. There were no borrowings under this revolving credit agreement, which the Company believes is available and will continue to be available for general corporate purposes and to support commercial paper issuances. The revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and other items (EBITDA) for the trailing four quarters (EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.25. EBITDA, as defined, may not be comparable to similarly titled measures used by other entities.

The following table sets forth the calculation of the EBITDA ratio at September 30, using EBITDA for the trailing four quarters, as contractually defined:

	2011	2010
Net earnings	$471	$662
Add back:
Interest expense	120	135
Income tax expense	413	245
Depreciation and amortization	174	182
Goodwill impairment charge	258	-
Deduct:
Interest income	(3)	(3)
Gain on sale	(326)	-
EBITDA	$1,107	$1,221
Total debt	$2,562	$2,930
EBITDA ratio	2.31	2.40

The Company is in compliance with all restrictive covenants and limitations as of September 30, 2011. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw under its revolving credit facility, but currently expects that any drawing on the facility will be fully funded.

The Company had $41of foreign and other credit lines at September 30, 2011, of which $36 was available for borrowing.

Share Repurchases

The Company has three share repurchase programs: two open-market purchase programs and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program). In May 2008, the Company’s Board of Directors approved an open-market purchase program with a total authorization of $750, of which $220 remains available as of September 30, 2011. In May 2011, the Board of Directors approved a second open-market purchase program with a total authorization of $750, all of which remains available as of September 30, 2011. The Evergreen Program has no authorization limit as to amount or timing of repurchases.

Share repurchases under authorized programs were as follows:

	Three Months Ended
	9/30/2011		9/30/2010
	Amount	Shares (000)	Amount	Shares (000)
Open-market purchase programs	$9	129	$-	-
Evergreen Program	-	-	4	58
Total	$9	129	$4	58

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company had a recorded liability of $15 at both September 30, 2011 and June 30, 2011, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability at both September 30, 2011 and June 30, 2011. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Based on the Company’s analysis of these claims and litigation, it is the opinion of management that the ultimate disposition of these matters, including the environmental matter described above, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

Off Balance Sheet Arrangements

In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) for which terms vary in duration and potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make any payments relating to its indemnifications, and believes that any reasonably possible payments would not have a material effect on its financial position, results of operations or cash flows, either individually or in the aggregate.

At September 30, 2011, the Company was a party to letters of credit of $15, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on any of the aforementioned guarantees at September 30, 2011.

Recently Issued Accounting Pronouncements

On September 15, 2011, the Financial Accounting Standards Board (FASB) issued new guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The new guidance is effective for the annual goodwill impairment test to be performed in fiscal year 2013, with early adoption permitted. The Company is currently evaluating the anticipated timing for its adoption.

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated from time to time in the Company’s Securities and Exchange Commission (SEC) filings. These factors include, but are not limited to the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chloralkali, sodium hypochlorite, high-strength bleach, agricultural commodities and other raw materials; increases in energy costs; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and other restructuring plans; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in relationships with suppliers, including sole-source or single-source suppliers; risks related to the handling and/or transportation of hazardous substances, including, but not limited to, chlorine; the success of the Company’s strategies; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology, procure to pay and other key services by third parties; risks relating to acquisitions, mergers and divestitures, and the costs associated therewith; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers, and the need to refine controls to adjust for accounting, financial reporting and other organizational changes or business conditions; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation, including class action litigation; risks related to maintaining and updating the Company’s information systems, including potential disruptions, costs and the ability of the Company to implement adequate information systems in order to support the current business and to support the Company’s potential growth; the ability of the Company to develop commercially successful products that delight the consumer; consumer and customer reaction to price changes; actions by competitors; risks related to customer concentration; customer-specific ordering patterns and trends; risks arising out of natural disasters; the impact of disease outbreaks, epidemics or pandemics on the Company’s, suppliers’ or customers’ operations; changes in the Company’s tax rate; unfavorable worldwide, regional or local general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers; foreign currency exchange rate fluctuations and other risks of international operations; unfavorable political conditions in the countries where the Company does business and other operational risks in such countries; the impact of the volatility of the debt and equity markets on the Company’s cost of borrowing, cost of capital and access to funds, including commercial paper and the Company’s credit facility; risks relating to changes in the Company’s capital structure, including risks related to the Company’s ability to implement share repurchase plans and the impact thereof on the Company’s capital structure and earnings per share; the impact of any unanticipated restructuring or asset-impairment charges and the ability of the Company to successfully implement restructuring plans; risks arising from declines in cash flow, whether resulting from declining sales, higher cost levels, tax payments, debt payments, share repurchases, higher capital spending, interest cost increases greater than management’s expectations, interest rate fluctuations, increases in debt or changes in credit ratings, or otherwise; the costs and availability of shipping and transport services; potential costs in the event of stockholder activism; and the Company’s ability to maintain its business reputation and the reputation of its brands.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk during the quarter ended September 30, 2011, except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding risk factors, please refer to “Risk Factors” under Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2012.

	(a)	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to 31, 2011	85,246	$68.34	80,403	$973,402,943
August 1 to 31, 2011	242,348	$68.38	49,036	$970,168,450
September 1 to 30, 2011	11,716	$69.46	-	$970,168,450
Total	339,310	$68.37	129,439	$970,168,450
____________________

(1)	Of the shares purchased in July 2011, 80,403 shares were acquired pursuant to the Company’s $750,000,000 open-market purchase program approved on May 13, 2008. The remaining 4,843 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted shares and the distribution of performance units. Of the shares purchased in August 2011, 49,036 shares were acquired pursuant to the Company’s $750,000,000 open-market purchase program approved on May 13, 2008. The remaining 193,312 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance units. The total shares purchased in September 2011 relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted shares and the distribution of performance units.

(2)	On May 18, 2011, the board of directors approved a new $750,000,000 share repurchase program, all of which remains available for repurchase as of September 30, 2011. On May 13, 2008, the board of directors approved a $750,000,000 share repurchase program of which $220,168,450 remains available for repurchase as of September 30, 2011. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the Board of Directors approved the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits

10.21	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan as of July 29, 2011.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY (Registrant)

DATE: November 3, 2011	BY	/s/ Susan A. Gentile
Susan A. Gentile
Vice President – Controller and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

10.21	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan as of July 29, 2011.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.