Form 10-Q
period 2011-12-31
CLOROX CO /DE/
filed 2012-02-06
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of January 31, 2012, there were 129,802,146 shares outstanding of the registrant's common stock ($1.00 - par value).

The Clorox Company

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Net sales	$1,221	$1,179	$2,526	$2,445
Cost of products sold	714	687	1,473	1,392
Gross profit	507	492	1,053	1,053

Selling and administrative expenses	184	180	374	361
Advertising costs	115	117	233	235
Research and development costs	29	28	57	57
Goodwill impairment	-	258	-	258
Interest expense	30	33	59	65
Other income, net	(6)	(12)	(12)	(13)
Earnings (losses) from continuing operations before income taxes	155	(112)	342	90
Income taxes on continuing operations	50	51	107	113
Earnings (losses) from continuing operations	105	(163)	235	(23)
Discontinued operations:
Earnings from Auto businesses, net of tax	-	7	-	23
Gain on sale of Auto businesses, net of tax	-	177	-	237
Earnings from discontinued operations	-	184	-	260
Net earnings	$105	$21	$235	$237

Earnings (losses) per share
Basic
Continuing operations	$0.79	$(1.17)	$1.78	$(0.17)
Discontinued operations	-	1.32	-	1.87
Basic net earnings per share	$0.79	$0.15	$1.78	$1.70

Diluted
Continuing operations	$0.79	$(1.17)	$1.76	$(0.17)
Discontinued operations	-	1.32	-	1.87
Diluted net earnings per share	$0.79	$0.15	$1.76	$1.70

Weighted average shares outstanding (in thousands)
Basic	131,112	138,678	131,540	139,077
Diluted	132,358	138,678	133,022	139,077

Dividend declared per share	$0.60	$0.55	$1.20	$1.10

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	12/31/2011	6/30/2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$297	$259
Receivables, net	489	525
Inventories, net	451	382
Other current assets	111	113
Total current assets	1,348	1,279
Property, plant and equipment, net	1,041	1,039
Goodwill	1,093	1,070
Trademarks, net	566	550
Other intangible assets, net	103	83
Other assets	139	142
Total assets	$4,290	$4,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes and loans payable	$476	$459
Current maturities of long-term debt	350	-
Accounts payable	345	423
Accrued liabilities	438	442
Income taxes payable	28	41
Total current liabilities	1,637	1,365
Long-term debt	2,070	2,125
Other liabilities	641	619
Deferred income taxes	141	140
Total liabilities	4,489	4,249

Contingencies

Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at December 31, 2011 and June 30, 2011; and 129,694,049 and 131,066,864
shares outstanding at December 31, 2011 and June 30, 2011, respectively	159	159
Additional paid-in capital	616	632
Retained earnings	1,210	1,143
Treasury shares, at cost: 29,047,412 and 27,674,597 shares at December 31, 2011
and June 30, 2011, respectively	(1,861)	(1,770)
Accumulated other comprehensive net losses	(323)	(250)
Stockholders’ deficit	(199)	(86)
Total liabilities and stockholders’ deficit	$4,290	$4,163

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2011	12/31/2010
Operating activities:
Net earnings	$235	$237
Deduct: Earnings from discontinued operations	-	260
Earnings (losses) from continuing operations	235	(23)
Adjustments to reconcile earnings (losses) from continuing operations to net cash provided by operations:
Depreciation and amortization	89	88
Share-based compensation	11	14
Deferred income taxes	3	7
Goodwill impairment	-	258
Net gain on disposition of assets	(1)	(19)
Other	8	19
Changes in:
Receivables, net	35	54
Inventories, net	(65)	(68)
Other current assets	-	17
Accounts payable and accrued liabilities	(136)	(129)
Income taxes payable	(11)	(48)
Net cash provided by continuing operations	168	170
Net cash provided by discontinued operations	-	55
Net cash provided by operations	168	225
Investing activities:
Capital expenditures	(82)	(89)
Proceeds from sale of businesses, net of transaction costs	-	747
Businesses acquired	(85)	-
Other	4	25
Net cash (used for) provided by investing activities	(163)	683
Financing activities:
Notes and loans payable, net	14	(369)
Long-term debt borrowings, net of issuance costs	297	-
Treasury stock purchased	(158)	(134)
Cash dividends paid	(159)	(154)
Issuance of common stock for employee stock plans and other	44	35
Net cash provided by (used for) financing activities	38	(622)
Effect of exchange rate changes on cash and cash equivalents	(5)	6
Net increase in cash and cash equivalents	38	292
Cash and cash equivalents:
Beginning of period	259	87
End of period	$297	$379

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
The Clorox Company
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2011 and 2010, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended December 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012, or for any future period.

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

NOTE 2. BUSINESSES ACQUIRED

On December 31, 2011, the Company acquired HealthLink, Inc., Aplicare, Inc. and Soy Vay Enterprises, Inc. for purchase prices aggregating $97. The Company paid $85 in December 2011, funded through commercial paper borrowings. The amount paid reflects the aggregate purchase prices reduced by the cash acquired and amounts to be paid by the Company pending final cash settlements. HealthLink, based in Jacksonville, Fla., and Aplicare, based in Meriden, Conn., are leading providers of infection control products for the health care industry, complementing and expanding the Company’s Away From Home health care business. Results for these businesses will be reflected in the Cleaning reportable segment. Soy Vay Enterprises, a California-based operation, provides the Company’s Food business a presence in the growing market for Asian sauces. Results for this business will be reflected in the Lifestyle reportable segment.

Due to the timing of these acquisitions, the purchase accounting is preliminary and subject to certain closing adjustments, which are not expected to be material. Pro forma results reflecting the acquisitions are not presented because the acquisitions are not significant individually, or when aggregated, to the Company’s consolidated financial results.

NOTE 3. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	12/31/2011	6/30/2011
Finished goods	$377	$315
Raw materials and packaging	121	104
Work in process	3	3
LIFO allowances	(38)	(29)
Allowances for obsolescence	(12)	(11)
Total	$451	$382

NOTE 4. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	12/31/2011	6/30/2011
Venture agreement net terminal obligation	$279	$277
Employee benefit obligations	220	215
Taxes	93	89
Other	49	38
Total	$641	$619

NOTE 5. DEBT

In November 2011, the Company filed a new shelf registration statement with the SEC, which allows the Company to offer and sell an unlimited amount of its senior unsecured indebtedness from time to time. The shelf registration statement will expire in November 2014. Subsequently, the Company issued $300 of senior notes (notes) under the new shelf registration statement. The notes carry an annual fixed interest rate of 3.80% payable semi-annually in May and November. The notes mature on November 15, 2021. Proceeds from the notes were used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

NOTE 6. NET EARNINGS PER SHARE

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Basic	131,112	138,678	131,540	139,077
Dilutive effect of stock options and other	1,246	-	1,482	-
Diluted	132,358	138,678	133,022	139,077

During the three and six months ended December 31, 2011, the Company did not include stock options to purchase approximately 3.8 million shares and 1.9 million shares, respectively, of the Company’s common stock in the calculations of diluted net EPS because their exercise price was greater than the average market price, making them anti-dilutive.

NOTE 6. NET EARNINGS PER SHARE (Continued)

Since the Company experienced losses from continuing operations for both the three and six months ended December 31, 2010, no dilution was applied to the Company’s basic weighted average shares outstanding for those periods, as to do so would have reduced the Company’s reported losses per share from continuing operations for those periods.

Share repurchases under authorized programs were as follows:

	Three Months Ended				Six Months Ended
	12/31/2011		12/31/2010		12/31/2011		12/31/2010
	Amount	Shares (000)	Amount	Shares (000)	Amount	Shares (000)	Amount	Shares (000)
Open-market purchase programs	$149	2,300	$-	-	$158	2,429	$-	-
Evergreen Program	-	-	130	2,063	-	-	134	2,121
Total	$149	2,300	$130	2,063	$158	2,429	$134	2,121

The purpose of the Evergreen Program is to offset the impact of share dilution related to share-based awards.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings, but included as a separate component of stockholders’ deficit, net of tax. Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Earnings (losses) from continuing operations	$105	$(163)	$235	$(23)
Earnings from discontinued operations	-	184	-	260
Net earnings	105	21	235	237
Other comprehensive income, net of tax:
Foreign currency translation	2	8	(37)	42
Net derivative adjustments	(12)	8	(35)	6
Pension and postretirement benefit adjustments	1	3	(1)	5
Total	$96	$40	$162	$290

NOTE 8. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings (losses) from continuing operations was 32.4% and 31.3% for the three and six months ended December 31, 2011, respectively, and (45.0)% and 125.9% for the three and six months ended December 31, 2010, respectively. The tax rates for the three and six months ended December 31, 2011 include tax benefits associated with foreign earnings and from favorable tax settlements. The substantially different tax rates for the three and six months ended December 31, 2010 resulted from the non-deductible non-cash goodwill impairment charge of $258 related to the Burt’s Bees reporting unit as there was no substantial tax benefit associated with this non-cash charge.

The balance of unrecognized tax benefits at December 31, 2011 and June 30, 2011, includes potential benefits of $64 and $68, respectively, which, if recognized, would affect the effective tax rate on earnings.

NOTE 8. INCOME TAXES (Continued)

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2011 and June 30, 2011, the total balance of accrued interest and penalties related to uncertain tax positions was $7 and $8, respectively. Interest and penalties included in income tax expense were net benefits of $0 and $3 for the three and six months ended December 31, 2011, respectively, and net benefits of $1 and $3 for the three and six months ended December 31, 2010, respectively.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2007. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 9. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plan:

	Three Months Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Service cost	$-	$4	$1	$7
Interest cost	7	7	14	14
Expected return on plan assets	(7)	(8)	(15)	(16)
Amortization of unrecognized items	2	4	4	8
Total	$2	$7	$4	$13

The net periodic benefit cost for the Company’s retirement health care plans was less than $1 for both the three and six months ended December 31, 2011, and $1 and $2 for the three and six months ended December 31, 2010, respectively.

NOTE 10. CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company had a recorded liability of $15 at both December 31, 2011 and June 30, 2011, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability at both December 31, 2011 and June 30, 2011. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on the Company’s analysis of these claims and litigation, it is the opinion of management that the ultimate disposition of these matters, including the environmental matter described above, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

NOTE 10. CONTINGENCIES AND GUARANTEES (Continued)

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

At December 31, 2011, the Company was a party to letters of credit of $15, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on any of the aforementioned guarantees at December 31, 2011.

NOTE 11. SEGMENT RESULTS

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International.

  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; and naturally derived home care products under the Green Works® brand.

  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers, under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

  Lifestyle consists of food products, water-filtration systems and filters marketed and sold in the United States and all natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley® and K C Masterpiece® brands; water-filtration systems and filters under the Brita® brand; and all natural personal care products under the Burt’s Bees® and güd™ brands.

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

Certain nonallocated administrative costs, interest income, interest expense and various other nonoperating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances and other investments.

NOTE 11. SEGMENT RESULTS (Continued)

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s net sales and earnings (losses) from continuing operations before income taxes, with amounts that are not allocated to the operating segments reflected in Corporate.

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Cleaning	$370	$354	$809	$803
Household	334	320	700	674
Lifestyle	230	218	444	419
International	287	287	573	549
Total Company	$1,221	$1,179	$2,526	$2,445

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Cleaning	$78	$64	$186	$185
Household	34	25	76	78
Lifestyle	70	(192)	124	(134)
International	32	41	73	81
Corporate	(59)	(50)	(117)	(120)
Total Company	$155	$(112)	$342	$90

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for both the three and six months ended December 31, 2011, and 25% and 26% for the three and six months ended December 31, 2010, respectively.

For the three and six months ended December 31, 2010, the earnings (losses) from continuing operations before income taxes for the Lifestyle segment included a $258 non-cash goodwill impairment charge for the Burt’s Bees business.

NOTE 12. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

At December 31, 2011, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year included derivative financial instruments, which were all level 2.

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, interest rate and foreign currency risks relating to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

NOTE 12. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

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

As of December 31, 2011, the net notional value of commodity derivatives was $34, of which $23 related to jet fuel, $8 related to soybean oil, and $3 related to crude oil. As of June 30, 2011, the net notional value of commodity derivatives was $44, of which $22 related to jet fuel, $16 related to soybean oil, $3 related to crude oil and $3 related to diesel fuel.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate forward contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate forward contracts generally have durations of less than six months. The interest rate contracts are measured at fair value using information quoted by U.S. government bond dealers. During the three months ended December 31, 2011, the Company paid $36 to settle interest rate forward contracts, which were reflected as operating cash outflows.

As of December 31, 2011 and June 30, 2011, the net notional value of interest rate forward contracts was $0 and $300.

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

As of December 31, 2011, the net notional values of outstanding foreign currency forward contracts related to the Company’s subsidiaries in Canada and Australia and used to hedge forecasted purchases of inventory were $19 and $13, respectively. As of June 30, 2011, the net notional values of outstanding foreign currency forward contracts related to the Company’s subsidiaries in Canada and Australia and used to hedge forecasted purchases of inventory were $28 and $13, respectively.

Counterparty Risk Management

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. As of December 31, 2011, no collateral was required to be posted.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If our credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of December 31, 2011, the Company and each of its counterparties maintained investment grade ratings with both Standard & Poor’s and Moody’s.

Fair Value of Derivative Instruments

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedge, and on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts of forecasted purchases of inventory as cash flow hedges. During the three and six months ended December 31, 2011 and 2010, the Company had no hedging instruments designated as fair value hedges.

NOTE 12. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

The Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheets as follows:

	Balance Sheet classification	12/31/2011	6/30/2011
Assets
Foreign exchange contracts	Other current assets	$1	$-
Interest rate contracts	Other current assets	-	1
Commodity purchase contracts	Other current assets	1	4
		$2	$5

Liabilities
Interest rate contracts	Accrued liabilities	$-	$1
Commodity purchase contracts	Accrued liabilities	1	-
		$1	$1

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss at December 31, 2011, expected to be reclassified into earnings within the next twelve months is less than $1. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and six months ended December 31, 2011 and 2010, hedge ineffectiveness was not material. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable.

The effects of derivative instruments designated as hedging instruments on OCI and on the condensed consolidated statements of earnings were as follows:

	Gain (loss) recognized in OCI
	Three Months Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Commodity purchase contracts	$2	$6	$-	$11
Interest rate contracts	1	10	(36)	6
Foreign exchange contracts	(1)	(2)	2	(3)
Total	$2	$14	$(34)	$14

	Gain reclassified from OCI and recognized in earnings
	Three Months Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Commodity purchase contracts	$1	$1	$2	$1
Foreign exchange contracts	1	-	-	-
Total	$2	$1	$2	$1

NOTE 12. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

The gains reclassified from OCI and recognized in earnings during the three and six months ended December 31, 2011 and 2010, respectively, for commodity purchase contracts and foreign exchange contracts are included in cost of products sold.

Other

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values at December 31, 2011 and June 30, 2011, due to the short maturity and nature of those balances. The estimated fair value of long-term debt, including current maturities, was $2,612 and $2,303 at December 31, 2011 and June 30, 2011, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Overview

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer and institutional products with approximately 8,100 employees worldwide as of December 31, 2011. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works® naturally derived home care products, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® and güd™ natural personal care products. The Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

The Company primarily markets its leading brands in midsized categories considered to have attractive economic profit potential. Most of the Company’s products compete with other nationally-advertised brands within each category and with “private-label” brands.

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International.

  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleaches under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; and naturally derived home care products under the Green Works® brand.

  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers, under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

  Lifestyle consists of food products, water-filtration systems and filters marketed and sold in the United States and all natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley® and K C Masterpiece® brands; water-filtration systems and filters under the Brita® brand; and all natural personal care products under the Burt’s Bees® and güd™ brands.

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

Certain nonallocated administrative costs, interest income, interest expense and various other nonoperating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, the Company’s headquarters and research and development facilities, information systems hardware and software, pension balances and other investments.

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

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, is on a continuing operations basis and compares the three and six months ended December 31, 2011 (the current periods) to the three and six months ended December 31, 2010 (the prior periods) using percentages calculated on a rounded basis, except as noted. The Company has included the financial results of the sale of its global auto care businesses (Auto Businesses) in discontinued operations for the three and six months ended December 31, 2010. In addition, the discussion of results of operations of the Company as well as the Lifestyle segment includes certain financial measures that are not defined by accounting principles generally accepted in the United States of America (non-GAAP measures). These measures are, for the prior periods, diluted net earnings per share from continuing operations before non-cash goodwill impairment and earnings from continuing operations before income taxes and non-cash goodwill impairment. The Company’s management uses these non-GAAP measures to evaluate business performance and believes that they provide investors with additional information about the underlying results and trends of the Company. These non-GAAP financial measures may not be the same as similar measures presented by other companies. Analyses of these non-GAAP measures are set forth in the diluted net earnings (losses) per share from continuing operations and Lifestyle segment results sections below.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

Diluted net earnings (losses) per share from continuing operations

The following is a reconciliation of diluted net earnings (losses) per share from continuing operations to diluted net earnings per share from continuing operations before the non-cash goodwill impairment charge recognized in the prior quarter:

	Three Months Ended		Six Months Ended
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Net earnings (losses) per share from continuing operations	$0.79	$(1.17)	$1.76	$(0.17)
Add back: Non-cash goodwill impairment per share	-	1.85	-	1.85
Net earnings per share from continuing operations before
non-cash goodwill impairment	$0.79	$0.68	$1.76	$1.68

Excluding the non-cash goodwill impairment charge recognized in the prior quarter, the Company’s diluted net earnings per share from continuing operations increased $0.11 and $0.08 in the current periods, respectively. These increases were primarily due to the benefit of price increases and cost savings, partially offset by higher commodity costs, primarily resin, and higher manufacturing and logistics costs. Also contributing to the increases in the current periods were lower weighted average shares outstanding, primarily due to share repurchase activities.

	Three Months Ended			% of Net sales
	12/31/2011	12/31/2010	% Change	12/31/2011	12/31/2010
Net sales	$1,221	$1,179	4%	100.0%	100.0%
Gross profit	507	492	3	41.5	41.7
Selling and administrative expenses	184	180	2	15.1	15.3
Advertising costs	115	117	(2)	9.4	9.9
Research and development costs	29	28	4	2.4	2.4

	Six Months Ended			% of Net sales
	12/31/2011	12/31/2010	% Change	12/31/2011	12/31/2010
Net sales	$2,526	$2,445	3%	100.0%	100.0%
Gross profit	1,053	1,053	-	41.7	43.1
Selling and administrative expenses	374	361	4	14.8	14.8
Advertising costs	233	235	(1)	9.2	9.6
Research and development costs	57	57	-	2.3	2.3

Net sales increased while volume remained flat in the current quarter. Net sales and volume increased in the current six month period.

Flat volume in the current quarter reflected higher shipments in Argentina, higher shipments of Clorox® disinfecting bathroom cleaner, higher shipments of Fresh Step® cat litter behind new product innovation and higher shipments of the new Brita® on-the-go water bottle. These increases were offset by lower shipments in the nonstrategic export business, lower shipments of Clorox® liquid bleach due to price increases and lower shipments of Clorox® disinfecting wipes. Net sales growth outpaced volume primarily due to the benefit of price increases (approximately 510 basis points), partially offset by unfavorable mix (approximately 100 basis points).

Volume growth of 1% in the current six month period was primarily driven by higher shipments of Fresh Step® and Scoop Away® cat litter behind new product innovation; higher shipments of Clorox® disinfecting bathroom cleaner; higher shipments of Burt’s Bees® natural personal care products, primarily due to new products; higher shipments in Argentina; and higher shipments of the new Brita® on-the-go water bottle. These increases were partially offset by lower shipments of Clorox® liquid bleach, primarily due to price increases; lower shipments in the nonstrategic export business; lower shipments of Glad® base trash bags due to price increases; and lower shipments of Brita® pour-through water-filtration products. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 440 basis points), partially offset by unfavorable mix (approximately 150 basis points).

Gross margin, defined as gross profit as a percentage of net sales, decreased in the current periods. Gross margin decline in the current quarter was primarily driven by approximately 240 basis points from higher commodity costs, approximately 170 basis points from higher manufacturing and logistics costs and approximately 90 basis points from unfavorable mix. These factors were partially offset by approximately 240 basis points from the benefit of price increases and approximately 180 basis points from the benefit of cost savings.

Gross margin decline in the current six month period was primarily driven by approximately 290 basis points from higher commodity costs, approximately 170 basis points from higher manufacturing and logistics costs and approximately 80 basis points from unfavorable mix. These factors were partially offset by approximately 200 basis points from the benefit of price increases and approximately 160 basis points from the benefit of cost savings.

Selling and administrative expenses increased in the current quarter, primarily due to higher infrastructure investments in information systems and facilities and higher long-term employee incentive compensation costs, partially offset by cost savings.

Selling and administrative expenses increased in the current six month period, primarily due to advisory fees related to a withdrawn proxy contest in the quarter ended September 30, 2011.

Advertising costs decreased as a percentage of sales during the current periods, primarily driven by reduced media spending.

Research and development costs remained flat as a percentage of net sales for the current periods as the Company continues to support its new products and established brands with an emphasis on innovation.

Interest expense decreased by $3 and $6, in the current periods, respectively, primarily due to a decline in average long-term debt balances.

Other income, net, was $6 and $12 in the current periods, respectively, and $12 and $13 in the prior periods, respectively. Other income, net, in the current quarter included $4 of equity in earnings of unconsolidated affiliates and $2 of income from transition services related to the Company’s sale of its Auto Businesses. Other income, net, in the prior quarter included gains on asset sales.

Other income, net, in the current six month period included $6 of equity in earnings of unconsolidated affiliates and $4 of income from transition services related to the Company’s sale of its Auto Businesses. Other income, net, in the prior six month period included gains on asset sales.

The effective tax rate on earnings (losses) from continuing operations was 32.4% and 31.3% for the current periods, respectively, and (45.0)% and 125.9% for the prior periods, respectively. The tax rates for the current periods include tax benefits associated with foreign earnings and from favorable tax settlements. The substantially different tax rates for the prior periods resulted from the non-deductible non-cash goodwill impairment charge of $258 related to the Burt’s Bees reporting unit as there was no substantial tax benefit associated with this non-cash charge.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following presents the results from continuing operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

CLEANING

	Three Months Ended			Six Months Ended
	12/31/2011	12/31/2010	% Change	12/31/2011	12/31/2010	% Change
Net sales	$370	$354	5%	$809	$803	1%
Earnings from continuing operations
before income taxes	78	64	22	186	185	1

Net sales and earnings from continuing operations before income taxes increased while volume remained flat in the current quarter. In the current six month period, net sales and earnings from continuing operations increased while volume decreased.

Flat volume in the current quarter reflected higher shipments in the Away From Home business and higher shipments of Clorox® disinfecting bathroom cleaner, primarily due to new product innovation; offset by lower shipments of Clorox® liquid bleach due to price increases and lower shipments of Clorox® disinfecting wipes. Net sales growth outpaced volume primarily due to the benefit of price increases (approximately 530 basis points), partially offset by unfavorable mix (approximately 110 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $16 of higher net sales and $6 of cost savings due to various manufacturing efficiencies. These increases were partially offset by $9 of higher commodity costs, primarily resin.

Volume decline of 1% in the current six month period was primarily driven by lower shipments of Clorox® laundry additives due to price increases, partially offset by higher shipments of Clorox® disinfecting bathroom cleaner and higher shipments in the Away From Home business. The variance between net sales growth and volume decline was primarily due to the benefit of price increases (approximately 360 basis points), partially offset by unfavorable mix (approximately 170 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $13 of cost savings due to various manufacturing efficiencies, $8 of lower advertising and sales promotion expenses and $6 of higher net sales. These increases were partially offset by $20 of higher commodity costs, primarily resin, and $7 of higher manufacturing and logistics costs.

HOUSEHOLD

	Three Months Ended			Six Months Ended
	12/31/2011	12/31/2010	% Change	12/31/2011	12/31/2010	% Change
Net sales	$334	$320	4%	$700	$674	4%
Earnings from continuing operations
before income taxes	34	25	36	76	78	(3)

Net sales, volume and earnings from continuing operations before income taxes increased in the current quarter. In the current six month period, net sales and volume increased while earnings from continuing operations before income taxes decreased.

Volume growth of 1% in the current quarter was primarily due to higher shipments of Fresh Step® and Scoop Away® cat litter driven by new product innovation, partially offset by lower shipments of Glad® food storage products and base trash bags due to price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 460 basis points), partially offset by unfavorable mix (approximately 140 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $14 of higher net sales and $8 of cost savings due to various manufacturing efficiencies. These increases were partially offset by $11 of higher commodity costs, primarily resin.

Volume growth of 3% in the current six month period was primarily driven by higher shipments of Fresh Step® and Scoop Away® cat litter, driven by new product innovation and higher shipments of Kingsford® charcoal due to higher merchandising partially offset by lower shipments of Glad® base trash bags due to price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 460 basis points), partially offset by unfavorable mix (approximately 160 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $28 of higher commodity costs, primarily resin, and $14 of higher manufacturing and logistics costs. These decreases were partially offset by $26 of higher sales and $16 of cost savings due to various manufacturing efficiencies.

LIFESTYLE

	Three Months Ended			Six Months Ended
	12/31/2011	12/31/2010	% Change	12/31/2011	12/31/2010	% Change
Net sales	$230	$218	6%	$444	$419	6%
Earnings (losses) from continuing
operations before income taxes	70	(192)	136	124	(134)	193
Non-cash goodwill impairment	-	258	(100)	-	258	(100)
Earnings from continuing operations
before income taxes and non-cash
goodwill impairment	$70	$66	6%	$124	$124	-%

Refer to Results of Operations introductory paragraph above and analysis below for information about earnings from continuing operations before income taxes and non-cash goodwill impairment, a non-GAAP measure.

Net sales and volume increased in the current periods. Earnings from continuing operations before income taxes and non-cash goodwill impairment increased and remained flat in the current periods, respectively.

Volume growth of 2% in the current quarter was primarily driven by higher shipments of the new Brita® on-the-go water bottle and higher shipments of Burt’s Bees® natural personal care products, primarily due to new products. These increases were partially offset by lower shipments of K C Masterpiece® barbeque sauce, primarily due to competitive activity. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 400 basis points) and favorable mix (approximately 70 basis points), partially offset by trade promotion spending (approximately 80 basis points). The increase in earnings from continuing operations before income taxes and the non-cash goodwill impairment charge was primarily due to $12 of higher net sales.

Volume growth of 4% in the current six month period was primarily driven by higher shipments of Burt’s Bees® natural personal care products, primarily due to new products, and higher shipments of the new Brita® on-the-go water bottle and Hidden Valley® salad dressings. These increases were partially offset by lower shipments of Brita® pour-through water-filtration products. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 340 basis points), partially offset by trade promotion spending (approximately 90 basis points). Earnings from continuing operations before income taxes and the non-cash goodwill impairment charge remained flat, and reflected $25 of higher net sales; offset by $10 of higher commodity costs, primarily soybean oil, and $6 of higher advertising and sales promotion in support of new product launches.

INTERNATIONAL

	Three Months Ended			Six Months Ended
	12/31/2011	12/31/2010	% Change	12/31/2011	12/31/2010	% Change
Net sales	$287	$287	-%	$573	$549	4%
Earnings from continuing operations
before income taxes	32	41	(22)	73	81	(10)

Net sales remained flat, volume declined and earnings from continuing operations before income taxes decreased in the current quarter. Net sales and volume increased while earnings from continuing operations before income taxes decreased in the current six month period.

Volume decline of 1% in the current quarter was primarily driven by lower shipments in the nonstrategic export business and Venezuela. These decreases were partially offset by higher shipments in Argentina and Europe. Sales were flat, as the benefit of price increases (approximately 630 basis points) was offset by unfavorable foreign currency exchange rates (approximately 230 basis points), unfavorable mix (approximately 160 basis points) and trade promotion spending (approximately 110 basis points). The decrease in earnings from continuing operations before income taxes was primarily driven by $10 of higher manufacturing and logistics costs and other smaller items, partially offset by $18 from the benefit of price increases.

Volume growth of 1% in the current six month period was primarily due to higher shipments in Argentina and distribution gains in a number of small emerging countries in Asia and the Middle East. These increases were partially offset by lower shipments in the nonstrategic export business and Venezuela, and lower shipments of Glad® products in Canada due to category softness. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 620 basis points), partially offset by unfavorable mix (approximately 240 basis points) and trade promotion spending (approximately 80 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $18 of higher manufacturing and logistics costs, primarily related to inflationary pressures in Argentina and Venezuela; $12 of higher commodity costs, primarily resin; $11 of higher selling and administrative expenses associated with investments in information systems infrastructure and inflationary pressures in Argentina and Venezuela; and $7 of unfavorable mix. These decreases were partially offset by $34 from the benefit of price increases and $7 of cost savings, primarily related to various manufacturing efficiencies.

CORPORATE

	Three Months Ended			Six Months Ended
	12/31/2011	12/31/2010	% Change	12/31/2011	12/31/2010	% Change
Losses from continuing operations
before income taxes	$59	$50	18%	$117	$120	(3)%

The increase in losses from continuing operations before income taxes attributable to Corporate in the current quarter was primarily due to gains on asset sales recognized in the prior quarter.

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current six month period was primarily due to lower information technology expenses reflected in Corporate; lower employee benefit and incentive compensation expenses; and lower interest expense, primarily due to a decline in average long-term debt balances. These factors were partially offset by gains on asset sales in the prior six month period and fees related to a withdrawn proxy contest in the current six month period.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of December 31, 2011. Net cash provided by continuing operations was $168 for the current six month period, compared with $170 in the prior six month period.

Investing Activities

Capital expenditures were $82 in the current six month period, compared with $89 in the prior six month period. Capital spending as a percentage of net sales was 3.2% in the current six month period, compared with 3.6% in the prior six month period. The slight decrease was primarily associated with a shift in the timing of spending for the implementation of the Company’s investments in global information technology systems and manufacturing and infrastructure improvements.

On December 31, 2011, the Company acquired HealthLink, Inc., Aplicare, Inc. and Soy Vay Enterprises, Inc. for purchase prices aggregating $97. The Company paid $85 during the current quarter, funded through commercial paper borrowings. The amount paid reflects the aggregate purchase prices reduced by the cash acquired and amounts to be paid by the Company pending final cash settlements. HealthLink, based in Jacksonville, Fla., and Aplicare, based in Meriden, Conn., are leading providers of infection control products for the health care industry, complementing and expanding the Company’s Away From Home health care business. Results for these businesses will be reflected in the Cleaning reportable segment. Soy Vay Enterprises, a California-based operation, provides the Company’s Food business a presence in the growing market for Asian sauces. Results for this business will be reflected in the Lifestyle reportable segment.

Financing Activities

In November 2011, the Company filed a new shelf registration statement with the SEC, which allows the Company to offer and sell an unlimited amount of its senior unsecured indebtedness from time to time. The shelf registration statement will expire in November 2014. Subsequently, the Company issued $300 of senior notes (notes) under the new shelf registration statement. The notes carry an annual fixed interest rate of 3.80% payable semi-annually in May and November. The notes mature on November 15, 2021. Proceeds from the notes were used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

Net cash provided by financing activities was $38 in the current six month period, as compared to a $622 net cash outflow in the prior six month period. The increase in net cash provided by financing activities was primarily due to the use of proceeds from the sale of the Auto Businesses to repay commercial paper in the prior six month period.

At December 31, 2011 and June 30, 2011, the Company had $463 and $456, respectively, of commercial paper outstanding at a weighted average interest rate of 0.47% and 0.33%, respectively. The average commercial paper outstanding was $451 for both the three and six months ended December 31, 2011, at a weighted average interest rate of 0.36% and 0.38%, respectively. The average commercial paper outstanding for the three and six months ended December 31, 2010 was $283 and $356 at a weighted average interest rate of 0.41% and 0.43%, respectively.

Credit Arrangements

At December 31, 2011, the Company had a $1.1 billion revolving credit agreement with an expiration date of April 2013. There were no borrowings under this revolving credit agreement, which the Company believes is available and will continue to be available for general corporate purposes and to support commercial paper issuances. The revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and other items (EBITDA) for the trailing four quarters (EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.25. EBITDA, as defined, may not be comparable to similarly titled measures used by other entities.

The following table sets forth the calculation of the EBITDA ratio at December 31, using EBITDA for the trailing four quarters, as contractually defined:

	2011	2010
Net earnings	$555	$573
Add back:
Interest expense	117	131
Income tax expense	260	395
Depreciation and amortization	174	178
Goodwill impairment charge	-	258
Deduct:
Interest income	(3)	(3)
Gain on sale	-	(326)
EBITDA	$1,103	$1,206
Total debt	$2,896	$2,428
EBITDA ratio	2.63	2.01

The Company is in compliance with all restrictive covenants and limitations as of December 31, 2011. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw under its revolving credit facility, but currently expects that any drawing on the facility will be fully funded.

The Company had $41 of foreign and other credit lines at December 31, 2011, of which $27 was available for borrowing.

Share Repurchases

The Company has three share repurchase programs: two open-market purchase programs and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program). In May 2008, the Company’s board of directors approved an open-market purchase program with a total authorization of $750, of which $71 remains available as of December 31, 2011. In May 2011, the board of directors approved a second open-market purchase program with a total authorization of $750, all of which remains available as of December 31, 2011. The Evergreen Program has no authorization limit as to amount or timing of repurchases. The purpose of the Evergreen Program is to offset the impact of share dilution related to share-based awards.

Share repurchases under authorized programs were as follows:

	Three Months Ended				Six Months Ended
	12/31/2011		12/31/2010		12/31/2011		12/31/2010
	Amount	Shares (000)	Amount	Shares (000)	Amount	Shares (000)	Amount	Shares (000)
Open-market purchase programs	$149	2,300	$-	-	$158	2,429	$-	-
Evergreen Program	-	-	130	2,063	-	-	134	2,121
Total	$149	2,300	$130	2,063	$158	2,429	$134	2,121

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company had a recorded liability of $15 at both December 31, 2011 and June 30, 2011, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability at both December 31, 2011 and June 30, 2011. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the timing, varying costs and alternative clean-up technologies that may become available in the future. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on the Company’s analysis of these claims and litigation, it is the opinion of management that the ultimate disposition of these matters, including the environmental matter described above, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

Off-Balance Sheet Arrangements

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

At December 31, 2011, the Company was a party to letters of credit of $15, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on any of the aforementioned off-balance sheet arrangements at December 31, 2011.

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated from time to time in the Company’s Securities and Exchange Commission (SEC) filings. These factors include, but are not limited to the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, sodium hypochlorite, high-strength bleach, agricultural commodities and other raw materials; increases in energy costs; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and other restructuring plans; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in relationships with suppliers, including sole-source or single-source suppliers; risks related to the handling and/or transportation of hazardous substances, including, but not limited to, chlorine; the success of the Company’s strategies; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad ® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology, procure to pay and other key services by third parties; risks relating to acquisitions, mergers and divestitures, and the costs associated therewith; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers, and the need to refine controls to adjust for accounting, financial reporting and other organizational changes or business conditions; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation, including class action litigation; risks related to maintaining and updating the Company’s information systems, including potential disruptions, costs and the ability of the Company to implement adequate information systems in order to support the current business and to support the Company’s potential growth; the ability of the Company to develop commercially successful products that delight the consumer; consumer and customer reaction to price changes; actions by competitors; risks related to customer concentration; customer-specific ordering patterns and trends; risks arising out of natural disasters; the impact of disease outbreaks, epidemics or pandemics on the Company’s, suppliers’ or customers’ operations; changes in the Company’s tax rate; unfavorable worldwide, regional or local general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers; foreign currency exchange rate fluctuations and other risks of international operations; unfavorable political conditions in the countries where the Company does business and other operational risks in such countries; the impact of the volatility of the debt and equity markets on the Company’s cost of borrowing, cost of capital and access to funds, including commercial paper and the Company’s credit facility; risks relating to changes in the Company’s capital structure, including risks related to the Company’s ability to implement share repurchase plans and the impact thereof on the Company’s capital structure and earnings per share; the impact of any unanticipated restructuring or asset-impairment charges and the ability of the Company to successfully implement restructuring plans; risks arising from declines in cash flow, whether resulting from declining sales, higher cost levels, tax payments, debt payments, share repurchases, higher capital spending, interest cost increases greater than management’s expectations, interest rate fluctuations, increases in debt or changes in credit ratings, or otherwise; the costs and availability of shipping and transport services; potential costs in the event of stockholder activism; and the Company’s ability to maintain its business reputation and the reputation of its brands.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk during the quarter ended December 31, 2011, except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2012.

	(a)	[b]	[c]	[d]
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to 31, 2011	9,392	$68.01	-	$970,168,450
November 1 to 30, 2011	2,111,205	64.83	2,110,387	833,356,652
December 1 to 31, 2011	189,161	65.16	189,161	821,030,117
Total	2,309,758	64.87	2,299,548	821,030,117
____________________

(1)	The total shares purchased in October 2011 relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the distribution of performance units. Of the shares purchased in November 2011, 2,110,387 shares were acquired pursuant to the Company’s $750,000,000 open-market purchase program approved on May 13, 2008. The remaining 818 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted shares and the distribution of performance units. The total shares purchased in December 2011 were acquired pursuant to the Company’s $750,000,000 open-market purchase program approved on May 13, 2008.

(2)	As of December 31, 2011, all of the $750,000,000 share repurchase program approved by the board of directors on May 18, 2011, remained available for repurchase, and $71,030,117 of the $750,000,000 share repurchase program approved by the board of directors on May 13, 2008, remained available for repurchase. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the board of directors approved the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 5. Other Information

On November 16, 2011, at the Company’s annual meeting of stockholders, in a non-binding vote of the Company’s stockholders regarding the frequency of holding future advisory votes on executive compensation, the proposed frequency that received the highest number of votes was every one year. In light of this result and the other factors considered by the Company’s board of directors in making its original recommendation to the stockholders, the Company will hold a non-binding advisory vote on executive compensation every year until the Company’s board of directors determines that a different frequency for such advisory vote is in the Company’s best interest or the next required vote in six years on the frequency of such advisory vote.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY (Registrant)

DATE: February 6, 2012	BY	/s/ Susan A. Gentile
Susan A. Gentile
Vice President – Controller and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.