Form 10-Q
period 2012-03-31
CLOROX CO /DE/
filed 2012-05-03
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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
__________________

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

As of April 25, 2012, there were 130,067,832 shares outstanding of the registrant's common stock ($1.00 - par value).

The Clorox Company

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Net sales	$1,401	$1,304	$3,927	$3,749
Cost of products sold	808	729	2,281	2,121
Gross profit	593	575	1,646	1,628

Selling and administrative expenses	211	182	585	543
Advertising costs	126	125	359	360
Research and development costs	30	29	87	86
Goodwill impairment	-	-	-	258
Interest expense	33	29	92	94
Other income, net	(5)	(9)	(17)	(22)
Earnings from continuing operations before income taxes	198	219	540	309
Income taxes on continuing operations	64	78	171	191
Earnings from continuing operations	134	141	369	118
Discontinued operations:
Earnings from Auto Businesses, net of tax	-	-	-	23
(Loss) gain on sale of Auto Businesses, net of tax	(2)	10	(2)	247
(Losses) earnings from discontinued operations	(2)	10	(2)	270
Net earnings	$132	$151	$367	$388

Earnings (losses) per share
Basic
Continuing operations	$1.03	$1.03	$2.81	$0.85
Discontinued operations	(0.01)	0.07	(0.01)	1.95
Basic net earnings per share	$1.02	$1.10	$2.80	$2.80

Diluted
Continuing operations	$1.02	$1.02	$2.78	$0.84
Discontinued operations	(0.01)	0.07	(0.01)	1.93
Diluted net earnings per share	$1.01	$1.09	$2.77	$2.77

Weighted average shares outstanding (in thousands)
Basic	130,266	136,364	131,116	138,172
Diluted	131,607	137,689	132,569	139,527

Dividend declared per share	$0.60	$0.55	$1.80	$1.65

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	3/31/2012	6/30/2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$303	$259
Receivables, net	557	525
Inventories, net	454	382
Other current assets	128	113
Total current assets	1,442	1,279
Property, plant and equipment, net of accumulated depreciation
of $1,820 and $1,835, respectively	1,039	1,039
Goodwill	1,120	1,070
Trademarks, net	558	550
Other intangible assets, net	90	83
Other assets	137	142
Total assets	$4,386	$4,163
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes and loans payable	$430	$459
Current maturities of long-term debt	850	-
Accounts payable	364	423
Accrued liabilities	472	442
Income taxes payable	15	41
Total current liabilities	2,131	1,365
Long-term debt	1,570	2,125
Other liabilities	634	619
Deferred income taxes	157	140
Total liabilities	4,492	4,249
Contingencies
Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at March 31, 2012 and June 30, 2011; and 129,946,945 and 131,066,864
shares outstanding at March 31, 2012 and June 30, 2011, respectively	159	159
Additional paid-in capital	624	632
Retained earnings	1,263	1,143
Treasury shares, at cost: 28,794,516 and 27,674,597 shares at March 31, 2012
and June 30, 2011, respectively	(1,848)	(1,770)
Accumulated other comprehensive net losses	(304)	(250)
Stockholders’ deficit	(106)	(86)
Total liabilities and stockholders’ deficit	$4,386	$4,163

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2012	3/31/2011
Operating activities:
Net earnings	$367	$388
Deduct: (Losses) earnings from discontinued operations	(2)	270
Earnings from continuing operations	369	118
Adjustments to reconcile earnings from continuing operations to net cash provided by operations:
Depreciation and amortization	133	130
Share-based compensation	19	23
Deferred income taxes	(10)	33
Goodwill impairment	-	258
Net gain on disposition of assets	(1)	(16)
Other	(19)	22
Changes in:
Receivables, net	(28)	(13)
Inventories, net	(66)	(93)
Other current assets	3	14
Accounts payable and accrued liabilities	(47)	(90)
Income taxes payable	(20)	1
Net cash provided by continuing operations	333	387
Net cash (used for) provided by discontinued operations	(8)	19
Net cash provided by operations	325	406
Investing activities:
Capital expenditures	(119)	(159)
Proceeds from sale of businesses, net of transaction costs	-	747
Businesses acquired, net of cash acquired	(85)	-
Other	4	25
Net cash (used for) provided by investing activities	(200)	613
Financing activities:
Notes and loans payable, net	(34)	(29)
Long-term debt borrowings, net of issuance costs	297	-
Long-term debt repayments	-	(300)
Treasury stock purchased	(158)	(472)
Cash dividends paid	(237)	(230)
Issuance of common stock for employee stock plans and other	54	70
Net cash used for financing activities	(78)	(961)
Effect of exchange rate changes on cash and cash equivalents	(3)	8
Net increase in cash and cash equivalents	44	66
Cash and cash equivalents:
Beginning of period	259	87
End of period	$303	$153

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
The Clorox Company
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2012 and 2011, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012, or for any future period.

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

Recently Issued Accounting Pronouncements

On September 15, 2011, the Financial Accounting Standards Board (FASB) issued new guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The new guidance is effective for the annual goodwill impairment test to be performed in fiscal year 2013, with early adoption permitted. This guidance will be adopted by the Company beginning in the fourth quarter of fiscal year 2012. The Company does not expect the adoption of this new guidance to have any impact on its consolidated financial statements.

NOTE 2. BUSINESSES ACQUIRED

On December 31, 2011, the Company acquired HealthLink, Aplicare, Inc. and Soy Vay Enterprises, Inc. for purchase prices aggregating $97. The Company paid $0 and $85 in the three and nine months ended March 31, 2012, respectively, funded through commercial paper borrowings. The amount paid reflects the aggregate purchase prices reduced by the cash acquired and amounts to be paid by the Company pending final cash settlements. HealthLink, based in Jacksonville, Fla., and Aplicare, based in Meriden, Conn., are leading providers of infection control products for the health care industry, complementing and expanding the Company’s professional products business. Results for these businesses are reflected in the Cleaning reportable segment. Soy Vay Enterprises, a California-based operation, provides the Company’s food products business a presence in the growing market for Asian sauces. Results for this business are reflected in the Lifestyle reportable segment. Pro forma results reflecting the acquisitions are not presented because the acquisitions are not significant, individually or when aggregated, to the Company’s consolidated financial results.

NOTE 3. DISCONTINUED OPERATIONS

In fiscal year 2011, the Company completed the sale of its global auto care businesses (Auto Businesses). In March 2012, the Company recognized $2 of additional income tax expense related to the gain on the sale, which was recorded in earnings from discontinued operations during the three and nine months ended March 31, 2012.

NOTE 4. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	3/31/2012	6/30/2011
Finished goods	$381	$315
Raw materials and packaging	120	104
Work in process	4	3
LIFO allowances	(38)	(29)
Allowances for obsolescence	(13)	(11)
Total	$454	$382

NOTE 5. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	3/31/2012	6/30/2011
Venture agreement net terminal obligation	$280	$277
Employee benefit obligations	219	215
Taxes	83	89
Other	52	38
Total	$634	$619

NOTE 6. DEBT

In November 2011, the Company filed a shelf registration statement with the SEC, which allows the Company to offer and sell an unlimited amount of its senior unsecured indebtedness from time to time. The shelf registration statement will expire in November 2014. Subsequently, in November 2011, the Company issued $300 of senior notes (notes) under the shelf registration statement. The notes carry an annual fixed interest rate of 3.80% payable semi-annually in May and November. The notes mature on November 15, 2021. Proceeds from the notes were used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

NOTE 7. NET EARNINGS PER SHARE

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net earnings per share (EPS) to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Basic	130,266	136,364	131,116	138,172
Dilutive effect of stock options and other	1,341	1,325	1,453	1,355
Diluted	131,607	137,689	132,569	139,527

During each of the three and nine months ended March 31, 2012 and 2011, the Company did not include stock options to purchase approximately 2.0 million shares of the Company’s common stock in the calculations of diluted net EPS because their exercise price was greater than the average market price, making them anti-dilutive.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and certain adjustments that are excluded from net earnings but included as a separate component of stockholders’ deficit, net of tax. Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Earnings from continuing operations	$134	$141	$369	$118
(Losses) earnings from discontinued operations	(2)	10	(2)	270
Net earnings	132	151	367	388
Other comprehensive income, net of tax:
Foreign currency translation	16	8	(21)	50
Net derivative adjustments	2	1	(33)	7
Pension and postretirement benefit adjustments	1	2	-	7
Total	$151	$162	$313	$452

NOTE 9. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 32.2% and 31.7% for the three and nine months ended March 31, 2012, respectively, and 35.5% and 61.8% for the three and nine months ended March 31, 2011, respectively. The tax rates for the three and nine months ended March 31, 2012 included tax benefits associated with foreign earnings and reductions in uncertain tax positions due to favorable tax settlements and expiration of statutes of limitations. The substantially different tax rate in the nine months ended March 31, 2011 resulted from the non-deductible non-cash goodwill impairment charge of $258 related to the Burt’s Bees reporting unit as there was no substantial tax benefit associated with this non-cash charge.

The balance of unrecognized tax benefits as of March 31, 2012 and June 30, 2011, included potential benefits of $56 and $68, respectively, which, if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2012 and June 30, 2011, the total balance of accrued interest and penalties related to uncertain tax positions was $7 and $8, respectively. Interest and penalties included in income tax expense resulted in net benefits of $0 and $3 for the three and nine months ended March 31, 2012, respectively, and a net expense of $1 and a net benefit of $2 for the three and nine months ended March 31, 2011, respectively.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2008. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 10. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plan:

	Three Months Ended		Nine Months Ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Service cost	$1	$2	$2	$9
Interest cost	8	8	22	22
Expected return on plan assets	(8)	(9)	(23)	(25)
Amortization of unrecognized items	2	5	6	13
Total	$3	$6	$7	$19

The net periodic benefit cost for the Company’s retirement health care plans was less than $1 for both the three and nine months ended March 31, 2012, and $1 and $3 for the three and nine months ended March 31, 2011, respectively.

NOTE 11. CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company had a recorded liability of $14 and $15 as of March 31, 2012 and June 30, 2011, respectively for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both March 31, 2012 and June 30, 2011. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

Guarantees

In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) for which terms vary in duration and potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any payments relating to its indemnifications, and believes that any reasonably possible payments would not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

As of March 31, 2012, the Company was a party to letters of credit of $15, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on any of the aforementioned guarantees as of March 31, 2012.

NOTE 12. SEGMENT RESULTS

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
  Lifestyle consists of food products, water-filtration systems and filters marketed and sold in the United States and all natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, K C Masterpiece® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and all natural personal care products under the Burt’s Bees® and güd™ brands.
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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Cleaning	$447	$407	$1,256	$1,210
Household	417	394	1,117	1,068
Lifestyle	250	227	694	646
International	287	276	860	825
Total Company	$1,401	$1,304	$3,927	$3,749

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Cleaning	$101	$89	$287	$274
Household	77	73	153	151
Lifestyle	77	68	201	(66)
International	20	39	93	120
Corporate	(77)	(50)	(194)	(170)
Total Company	$198	$219	$540	$309

NOTE 12. SEGMENT RESULTS (Continued)

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

In the nine months ended March 31, 2011, the losses from continuing operations before income taxes for the Lifestyle segment included a $258 non-cash goodwill impairment charge for the Burt’s Bees business.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for both the three and nine months ended March 31, 2012, and 25% and 26% for the three and nine months ended March 31, 2011, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

As of March 31, 2012, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year included derivative financial instruments, which were all level 2.

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

As of March 31, 2012, the net notional value of commodity derivatives was $42, of which $20 related to jet fuel, $19 related to soybean oil, and $3 related to crude oil. As of June 30, 2011, the net notional value of commodity derivatives was $44, of which $22 related to jet fuel, $16 related to soybean oil, $3 related to crude oil and $3 related to diesel fuel.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate forward contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate forward contracts generally have durations of less than six months. The interest rate contracts are measured at fair value using information quoted by U.S. government bond dealers. During the three months ended December 31, 2011, the Company paid $36 to settle interest rate forward contracts, which were reflected as operating cash flows.

As of March 31, 2012 and June 30, 2011, the net notional value of interest rate forward contracts was $0 and $300, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

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

The net notional values of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada and Australia to hedge forecasted purchases of inventory were $9 and $6 as of March 31, 2012, respectively, and $28 and $13 as of June 30, 2011, respectively.

Counterparty Risk Management

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. As of March 31, 2012, the Company was not required to post any collateral.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of March 31, 2012, the Company and each of its counterparties maintained investment grade ratings with both Standard & Poor’s and Moody’s.

Fair Value of Derivative Instruments

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedge, and, if so, on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts of forecasted purchases of inventory as cash flow hedges. During the three and nine months ended March 31, 2012 and 2011, the Company had no hedging instruments designated as fair value hedges.

The Company’s derivative financial instruments designated as hedging instruments are recorded at fair value in the condensed consolidated balance sheets as follows:

	Balance Sheet classification	3/31/2012	6/30/2011
Assets
Interest rate contracts	Other current assets	$-	$1
Commodity purchase contracts	Other current assets	2	4
Commodity purchase contracts	Other assets	1	-
		$3	$5

Liabilities
Interest rate contracts	Accrued liabilities	$-	$1
		$-	$1

NOTE 13. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net gain as of March 31, 2012, expected to be reclassified into earnings within the next twelve months is $1. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and nine months ended March 31, 2012 and 2011, hedge ineffectiveness was not material. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable.

The effects of derivative instruments designated as hedging instruments on OCI and the condensed consolidated statements of earnings were as follows:

	Gains (losses) recognized in OCI
	Three Months Ended		Nine Months Ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Commodity purchase contracts	$4	$1	$4	$12
Interest rate contracts	-	1	(36)	7
Foreign exchange contracts	-	(1)	2	(3)
Total	$4	$1	$(30)	$16

	Gains (losses) reclassified from OCI and recognized in earnings
	Three Months Ended		Nine Months Ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Commodity purchase contracts	$1	$1	$3	$2
Interest rate contracts	(1)	-	(1)	-
Foreign exchange contracts	1	(1)	1	-
Total	$1	$-	$3	$2

The gains and losses reclassified from OCI and recognized in earnings during the three and nine months ended March 31, 2012 and 2011 for commodity purchase contracts and foreign exchange contracts are included in cost of products sold. The losses reclassified from OCI and recognized in earnings during the three and nine months ended March 31, 2012 for interest rate contracts are included in interest expense.

Other

The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximate their fair values as of March 31, 2012 and June 30, 2011, due to the short maturity and nature of those balances. The estimated fair value of long-term debt, including current maturities, was $2,606 and $2,303 as of March 31, 2012 and June 30, 2011, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as level 2. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Overview

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer and institutional products with approximately 8,100 employees worldwide as of March 31, 2012. The Company sells its products primarily through mass merchandisers, grocery stores and other retail outlets. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Green Works® naturally derived home care products, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration systems, Glad® bags, wraps and containers, and Burt’s Bees® and güd™ natural personal care products. The Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

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
  Lifestyle consists of food products, water-filtration systems and filters marketed and sold in the United States and all natural personal care products. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, K C Masterpiece® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and all natural personal care products under the Burt’s Bees® and güd™ brands.
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

Results of Operations

Management’s Discussion and Analysis of the Results of Operations, unless otherwise noted, is on a continuing operations basis and compares the three and nine months ended March 31, 2012 (the current periods) to the three and nine months ended March 31, 2011 (the prior periods) using percentages calculated on a rounded basis, except as noted. The Company has included the financial results of the sale of its global auto care businesses (Auto Businesses) in discontinued operations. In addition, the discussion of results of operations of the Company as well as the Lifestyle segment includes certain financial measures that are not defined by accounting principles generally accepted in the United States of America (non-GAAP measures). These measures are, for the prior periods, diluted net earnings per share from continuing operations before non-cash goodwill impairment and earnings from continuing operations before income taxes and non-cash goodwill impairment. The Company’s management uses these non-GAAP measures to evaluate business performance and believes that they provide investors with additional information about the underlying results and trends of the Company. These non-GAAP financial measures may not be the same as similar measures presented by other companies. Analyses of these non-GAAP measures are set forth in the diluted net earnings per share from continuing operations and Lifestyle segment results sections below.

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

Diluted net earnings per share from continuing operations

The following table includes a reconciliation of diluted net earnings per share from continuing operations to diluted net earnings per share from continuing operations before the non-cash goodwill impairment charge recognized in the nine months ended March 31, 2011:

	Three Months Ended		Nine Months Ended
	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Net earnings per share from continuing operations	$1.02	$1.02	$2.78	$0.84
Add back: Non-cash goodwill impairment per share	-	-	-	1.84
Net earnings per share from continuing operations before
non-cash goodwill impairment	$1.02	$1.02	$2.78	$2.68

Excluding the non-cash goodwill impairment charge recognized in the nine months ended March 31, 2011, the Company’s diluted net earnings per share from continuing operations remained flat and increased $0.10 in the current periods, respectively. The current quarter diluted net earnings per share from continuing operations reflected higher selling and administrative costs related to higher employee incentive compensation costs and investments in global information systems and research and development facilities; higher commodity costs, primarily resin; and higher manufacturing and logistics costs. These factors were offset by volume growth, the benefit of price increases, cost savings and the benefits of a lower effective tax rate. The increase in the current nine month period was primarily due to the benefit of price increases and cost savings; partially offset by higher commodity, manufacturing and logistics costs, and higher selling and administrative costs related to higher employee incentive compensation costs and investments in global information systems and research and development facilities. Also contributing to the activity in the current periods were lower weighted average shares outstanding, primarily due to share repurchase activities.

	Three Months Ended			% of Net sales
	3/31/2012	3/31/2011	% Change	3/31/2012	3/31/2011
Net sales	$1,401	$1,304	7%	100.0%	100.0%
Gross profit	593	575	3	42.3	44.1
Selling and administrative expenses	211	182	16	15.1	14.0
Advertising costs	126	125	1	9.0	9.6
Research and development costs	30	29	3	2.1	2.2

	Nine Months Ended			% of Net sales
	3/31/2012	3/31/2011	% Change	3/31/2012	3/31/2011
Net sales	$3,927	$3,749	5%	100.0%	100.0%
Gross profit	1,646	1,628	1	41.9	43.4
Selling and administrative expenses	585	543	8	14.9	14.5
Advertising costs	359	360	0	9.1	9.6
Research and development costs	87	86	1	2.2	2.3

Net sales and volume increased during the current periods. Volume growth of 4% in the current quarter was driven by higher shipments in the professional products business primarily due to the recent acquisitions of Aplicare, Inc. and HealthLink, higher shipments of Clorox® disinfecting wipes behind strong merchandising activities and events, and higher shipments in Argentina. These increases were partially offset by lower shipments of Clorox® laundry additives due to price increases and lower shipments in the nonstrategic export business and Venezuela. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 520 basis points).

Volume growth of 2% in the current nine month period was driven by higher shipments in the professional products business primarily related to the recent acquisitions of Aplicare and HealthLink and expanded distribution in health care channels, higher shipments in Argentina, higher shipments of Fresh Step® cat litter behind new product innovation, higher shipments of Clorox® disinfecting bathroom cleaner and higher shipments of natural personal care products, primarily due to new products. These increases were partially offset by lower shipments of Clorox® laundry additives, primarily due to price increases; lower shipments in the nonstrategic export business; and lower shipments of Glad® base trash bags due to price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 470 basis points), partially offset by unfavorable mix (approximately 110 basis points).

Gross margin, defined as gross profit as a percentage of net sales, decreased in the current periods. Gross margin decline in the current quarter was driven by approximately 200 basis points from higher commodity costs, approximately 200 basis points from higher manufacturing and logistics costs and approximately 140 basis points from unfavorable mix. These factors were partially offset by 250 basis points from the benefit of price increases and approximately 160 basis points from the benefit of cost savings.

Gross margin decline in the current nine month period was driven by approximately 260 basis points from higher commodity costs and approximately 170 basis points from higher manufacturing and logistics costs. These factors were partially offset by approximately 220 basis points from the benefit of price increases and approximately 160 basis points from the benefit of cost savings.

Selling and administrative expenses increased in the current periods, primarily due to higher employee incentive compensation costs and investments in global information systems and research and development facilities, partially offset by cost savings.

Advertising costs decreased as a percentage of sales during the current periods, primarily driven by reduced media spending.

Research and development costs remained flat as a percentage of net sales for the current periods as the Company continues to support its new products and established brands with an emphasis on innovation.

Interest expense increased $4 and decreased $2, in the current periods, respectively, driven by the timing of the issuance and maturity of long-term debt.

Other income, net, was $5 and $17 in the current periods, respectively, and $9 and $22 in the prior periods, respectively. Other income, net, in the current quarter included $3 of equity in earnings of unconsolidated affiliates. The prior quarter amount included $3 of equity in earnings of unconsolidated affiliates and $3 of income from transition services related to the Company’s sale of its Auto Businesses.

Other income, net, in the current nine month period included $9 of equity in earnings of unconsolidated affiliates and $5 of income from transition services related to the Company’s sale of its Auto Businesses. The prior nine month period amount included gains on asset sales.

The effective tax rate on earnings from continuing operations was 32.2% and 31.7% for the current periods, respectively, and 35.5% and 61.8% for the prior periods, respectively. The tax rates for the current periods included tax benefits associated with foreign earnings and reductions in uncertain tax positions due to favorable tax settlements and expiration of statutes of limitations. The substantially different tax rate in the prior nine month period resulted from the non-deductible non-cash goodwill impairment charge of $258 related to the Burt’s Bees reporting unit as there was no substantial tax benefit associated with this non-cash charge.

DISCONTINUED OPERATIONS

In fiscal year 2011, the Company completed the sale of its Auto Businesses. In March 2012, the Company recognized $2 of additional income tax expense related to the gain on the sale, which was recorded in earnings from discontinued operations during the current periods.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following presents the results from continuing operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

CLEANING

	Three Months Ended			Nine Months Ended
	3/31/2012	3/31/2011	% Change	3/31/2012	3/31/2011	% Change
Net sales	$447	$407	10%	$1,256	$1,210	4%
Earnings from continuing operations
before income taxes	101	89	13	287	274	5

Net sales, volume and earnings from continuing operations before income taxes increased in the current periods.

Volume growth of 7% in the current quarter was driven by higher shipments in the professional products business primarily due to the recent acquisitions of Aplicare and HealthLink and higher shipments of Clorox® disinfecting wipes driven by strong merchandising activities and events. These increases were partially offset by lower shipments of Clorox® laundry additives due to price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 520 basis points), partially offset by unfavorable mix (approximately 140 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $40 of higher net sales and $5 of cost savings related to various manufacturing efficiencies. These increases were partially offset by $8 of higher commodity costs, primarily resin, and $6 of unfavorable mix.

Volume growth of 2% in the current nine month period was primarily driven by higher shipments in the professional products business due to the recent acquisitions of Aplicare and HealthLink and expanded distribution in health care channels, and higher shipments of Clorox® disinfecting bathroom cleaner and Clorox® disinfecting wipes. These increases were partially offset by lower shipments of Clorox® laundry additives, primarily due to price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 410 basis points), partially offset by unfavorable mix (approximately 160 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $46 of higher net sales, $17 of cost savings due to various manufacturing efficiencies and $9 of lower advertising and sales promotion expenses. These increases were partially offset by $28 of higher commodity costs, primarily resin, $10 of higher manufacturing and logistics costs and $8 of unfavorable mix.

HOUSEHOLD

	Three Months Ended			Nine Months Ended
	3/31/2012	3/31/2011	% Change	3/31/2012	3/31/2011	% Change
Net sales	$417	$394	6%	$1,117	$1,068	5%
Earnings from continuing operations
before income taxes	77	73	5	153	151	1

Net sales, volume and earnings from continuing operations before income taxes increased in the current periods.

Volume growth of 2% in the current period was primarily driven by higher shipments Glad® OdorShield® trash bags with Febreze® and higher shipments of Fresh Step® cat litter due to merchandising activities. These increases were partially offset by lower shipments of Scoop Away® cat litter and Glad Forceflex® trash bags. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 660 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $24 of higher net sales and $9 of cost savings related to various manufacturing efficiencies. These increases were partially offset by $10 of higher manufacturing and logistics costs and $10 of higher commodity costs, primarily resin.

Volume growth of 2% in the current nine month period was primarily driven by higher shipments of Fresh Step® cat litter behind new product innovation and higher shipments of Glad® OdorShield® trash bags with Febreze®, partially offset by lower shipments of Glad® base trash bags due to price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 530 basis points), partially offset by unfavorable mix (approximately 130 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $49 of higher net sales and $25 of cost savings due to various manufacturing efficiencies. These increases were partially offset by $37 of higher commodity costs, primarily resin, $24 of manufacturing and logistics costs and $7 of unfavorable mix.

LIFESTYLE

	Three Months Ended			Nine Months Ended
	3/31/2012	3/31/2011	% Change	3/31/2012	3/31/2011	% Change
Net sales	$250	$227	10%	$694	$646	7%
Earnings (losses) from continuing
operations before income taxes	77	68	13	201	(66)	405
Non-cash goodwill impairment	-	-		-	258
Earnings from continuing
operations before income taxes
and non-cash goodwill impairment	$77	$68	13%	$201	$192	5%

Refer to Results of Operations introductory paragraph above and analysis below for information about earnings from continuing operations before income taxes and non-cash goodwill impairment, a non-GAAP measure.

Net sales, volume and earnings from continuing operations before income taxes and non-cash goodwill impairment increased in the current periods.

Volume growth of 4% in the current quarter was primarily driven by the acquisition of Soy Vay Enterprises, Inc., higher shipments of the new Brita Bottle® and higher shipments of natural personal care products, primarily due to new products. These increases were partially offset by lower shipments of bottled Hidden Valley® salad dressings. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 390 basis points) and lower trade promotion spending (approximately 110 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $23 of higher net sales, partially offset by $6 of higher commodity costs, primarily soybean oil.

Volume growth of 4% in the current nine month period was primarily driven by higher shipments of natural personal care products, primarily due to new products, and higher shipments of the new Brita Bottle®. These increases were partially offset by lower shipments of Brita® pour-through water-filtration products. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 360 basis points). The increase in earnings from continuing operations before income taxes and the non-cash goodwill impairment charge was primarily due to $48 of higher net sales and $7 of cost savings related to various manufacturing efficiencies, partially offset by $16 of higher commodity costs, primarily soybean oil.

INTERNATIONAL

	Three Months Ended			Nine Months Ended
	3/31/2012	3/31/2011	% Change	3/31/2012	3/31/2011	% Change
Net sales	$287	$276	4%	$860	$825	4%
Earnings from continuing operations
before income taxes	20	39	(49)	93	120	(23)

Net sales and volume increased, while earnings from continuing operations before income taxes decreased during the current periods.

Volume growth of 1% in the current quarter was primarily driven by higher shipments in Argentina, Mexico and Peru, partially offset by lower shipments in the nonstrategic export business and Venezuela. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 460 basis points) partially offset by trade promotion spending (approximately 170 basis points) and unfavorable foreign currency exchange rates (approximately 110 basis points). The decrease in earnings from continuing operations before income taxes was primarily driven by $10 of higher manufacturing and logistics costs due to the impact of inflationary pressures; $7 of higher selling and administrative costs associated with investments in information systems infrastructure; and $5 of higher advertising expenses in support of business growth. These decreases were partially offset by $18 from the benefit of price increases.

Volume growth of 1% in the current nine month period was primarily due to higher shipments in Argentina. These increases were partially offset by lower shipments in the nonstrategic export business and Venezuela. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 560 basis points), partially offset by unfavorable mix (approximately 140 basis points) and higher trade promotion spending (approximately 110 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $28 of higher manufacturing and logistics costs driven by inflationary pressures in Argentina and Venezuela; $18 of higher selling and administrative expenses associated with investments in information systems infrastructure and inflationary pressures in Argentina and Venezuela; $16 of higher commodity costs, primarily resin; $11 of unfavorable mix and $6 of unfavorable foreign currency exchange rates. These decreases were partially offset by $51 from the benefit of price increases and $10 of cost savings, primarily related to various manufacturing efficiencies.

CORPORATE

	Three Months Ended			Nine Months Ended
	3/31/2012	3/31/2011	% Change	3/31/2012	3/31/2011	% Change
Losses from continuing operations
before income taxes	$77	$50	54%	$194	$170	14%

The increase in losses from continuing operations before income taxes attributable to Corporate in the current quarter was primarily due to higher employee benefit and incentive compensation costs.

The increase in losses from continuing operations before income taxes attributable to Corporate in the current nine month period was primarily due to higher employee benefit and incentive compensation costs, gains on asset sales in the prior nine month period and fees related to a withdrawn proxy contest in the current nine month period. These factors were partially offset by lower information technology expenses reflected in Corporate.

Financial Condition, Liquidity and Capital Resources

Operating Activities

The Company’s financial condition and liquidity remain strong as of March 31, 2012. Net cash provided by continuing operations was $333 for the current nine month period, compared with $387 in the prior nine month period. The decrease in net cash provided by continuing operations is primarily due to lower tax payments in the prior nine month period resulting from favorable tax depreciation rules and a $36 payment to settle interest rate hedging contracts in the current nine month period.

Investing Activities

Capital expenditures were $119 in the current nine month period, or 3.0% of net sales, as compared with $159 in the prior nine month period, or 4.2% of net sales. The decrease in capital expenditures was primarily associated with the timing of manufacturing and infrastructure improvements as well as the spending related to the Company’s investments in global information technology systems.

On December 31, 2011, the Company acquired HealthLink, Aplicare and Soy Vay Enterprises for purchase prices aggregating $97. The Company paid $0 and $85 in the three and nine months ended March 31, 2012, respectively, funded through commercial paper borrowings. The amount paid reflects the aggregate purchase prices reduced by the cash acquired and amounts to be paid by the Company pending final cash settlements. HealthLink, based in Jacksonville, Fla., and Aplicare, based in Meriden, Conn., are leading providers of infection control products for the health care industry, complementing and expanding the Company’s professional products business. Results for these businesses are reflected in the Cleaning reportable segment. Soy Vay Enterprises, a California-based operation, provides the Company’s food products business a presence in the growing market for Asian sauces. Results for this business are reflected in the Lifestyle reportable segment. Pro forma results reflecting the acquisitions are not presented because the acquisitions are not significant, individually or when aggregated, to the Company’s consolidated financial results.

Financing Activities

In November 2011, the Company filed a shelf registration statement with the SEC, which allows the Company to offer and sell an unlimited amount of its senior unsecured indebtedness from time to time. The shelf registration statement will expire in November 2014. Subsequently, in November 2011, the Company issued $300 of senior notes (notes) under the shelf registration statement. The notes carry an annual fixed interest rate of 3.80% payable semi-annually in May and November. The notes mature on November 15, 2021. Proceeds from the notes were used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

Net cash used for financing activities was $78 in the current nine month period, as compared to $961 in the prior nine month period. The decrease in net cash used for financing activities was primarily due to the use of proceeds from the sale of the Auto Businesses to repay commercial paper in the prior nine month period.

As of March 31, 2012 and June 30, 2011, the Company had $413 and $456, respectively, of commercial paper outstanding at a weighted average interest rate of 0.47% and 0.33%, respectively. The average amount of commercial paper outstanding was $464 and $456 for the three and nine months ended March 31, 2012, respectively, at a weighted average interest rate of 0.47% and 0.41%, respectively. The average amount of commercial paper outstanding was $292 and $335 for the three and nine months ended March 31, 2011, respectively, at a weighted average interest rate of 0.36% and 0.41%, respectively.

Credit Arrangements

As of March 31, 2012, the Company had a $1.1 billion revolving credit agreement with an expiration date of April 2013. There were no borrowings under this revolving credit agreement, which the Company believes is available and will continue to be available for general corporate purposes and to support commercial paper issuances. The revolving credit agreement includes certain restrictive covenants. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation, amortization and other items (EBITDA) for the trailing four quarters (EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.25. EBITDA, as defined, may not be comparable to similarly titled measures used by other entities.

The following table sets forth the calculation of the EBITDA ratio as of March 31, using EBITDA for the trailing four quarters, as contractually defined:

	2012	2011
Net earnings	$536	$559
Add back:
Interest expense	121	126
Income tax expense	258	385
Depreciation and amortization	176	176
Goodwill impairment charge	-	258
Deduct:
Interest income	3	3
Gain on sale	-	326
EBITDA	$1,088	$1,175
Total debt	$2,850	$2,468
EBITDA ratio	2.62	2.10

The Company is in compliance with all restrictive covenants and limitations as of March 31, 2012. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw under its revolving credit facility, but currently expects that any drawing on the facility will be fully funded.

The Company had $39 of foreign and other credit lines as of March 31, 2012, of which $25 was available for borrowing.

Share Repurchases

The Company has three share repurchase programs: two open-market purchase programs and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program). In May 2008, the Company’s board of directors approved an open-market purchase program with a total authorization of $750, of which $71 remained available as of March 31, 2012. In May 2011, the board of directors approved a second open-market purchase program with a total authorization of $750, all of which remained available as of March 31, 2012. The Evergreen Program has no authorization limit as to amount or timing of repurchases. The purpose of the Evergreen Program is to offset the impact of share dilution related to share-based awards.

Share repurchases under authorized programs were as follows:

	Three Months Ended				Nine Months Ended
	3/31/2012		3/31/2011		3/31/2012		3/31/2011
		Shares		Shares		Shares		Shares
	Amount	(000)	Amount	(000)	Amount	(000)	Amount	(000)
Open-market purchase programs	$-	-	$338	4,999	$158	2,429	$338	4,999
Evergreen Program	-	-	-	-	-	-	134	2,121
Total	$-	-	$338	4,999	$158	2,429	$472	7,120

Contingencies

The Company is involved in certain environmental matters, including Superfund and other response actions at various locations. The Company had a recorded liability of $14 and $15 as of March 31, 2012 and June 30, 2011, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both March 31, 2012 and June 30, 2011. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

Off-Balance Sheet Arrangements

In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) for which terms vary in duration and potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any payments relating to its indemnifications, and believes that any reasonably possible payments would not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

As of March 31, 2012, the Company was a party to letters of credit of $15, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on any of the aforementioned off-balance sheet arrangements as of March 31, 2012.

Recently Issued Accounting Pronouncements

On September 15, 2011, the Financial Accounting Standards Board (FASB) issued new guidance to simplify how entities test for goodwill impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The new guidance is effective for the annual goodwill impairment test to be performed in fiscal year 2013, with early adoption permitted. This guidance will be adopted by the Company beginning in the fourth quarter of fiscal year 2012. The Company does not expect the adoption of this new guidance to have any impact on its consolidated financial statements.

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as updated from time to time in the Company’s Securities and Exchange Commission (SEC) filings. These factors include, but are not limited to the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, sodium hypochlorite, high-strength bleach, agricultural commodities and other raw materials; increases in energy costs; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and other restructuring plans; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in relationships with suppliers, including sole-source or single-source suppliers; risks related to the handling and/or transportation of hazardous substances, including, but not limited to, chlorine; the success of the Company’s strategies; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology, procure to pay and other key services by third parties; risks relating to acquisitions, mergers and divestitures, and the costs associated therewith; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers, and the need to refine controls to adjust for accounting, financial reporting and other organizational changes or business conditions; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental, and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation, including class action litigation; risks related to maintaining and updating the Company’s information systems, including potential disruptions, costs and the ability of the Company to implement adequate information systems in order to support the current business and to support the Company’s potential growth; the ability of the Company to develop commercially successful products that delight the consumer; consumer and customer reaction to price changes; actions by competitors; risks related to customer concentration; customer-specific ordering patterns and trends; risks arising out of natural disasters; the impact of disease outbreaks, epidemics or pandemics on the Company’s, suppliers’ or customers’ operations; changes in the Company’s tax rate; unfavorable worldwide, regional or local general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers; foreign currency exchange rate fluctuations and other risks of international operations, including government-imposed price controls; unfavorable political conditions in the countries where the Company does business and other operational risks in such countries; the impact of the volatility of the debt and equity markets on the Company’s cost of borrowing, cost of capital and access to funds, including commercial paper and the Company’s credit facility; risks relating to changes in the Company’s capital structure, including risks related to the Company’s ability to implement share repurchase plans and the impact thereof on the Company’s capital structure and earnings per share; the impact of any unanticipated restructuring or asset-impairment charges and the ability of the Company to successfully implement restructuring plans; risks arising from declines in cash flow, whether resulting from declining sales, higher cost levels, tax payments, debt payments, share repurchases, higher capital spending, interest cost increases greater than management’s expectations, interest rate fluctuations, increases in debt or changes in credit ratings, or otherwise; the costs and availability of shipping and transport services; potential costs in the event of stockholder activism; and the Company’s ability to maintain its business reputation and the reputation of its brands.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk since June 30, 2011. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2012.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to 31, 2012	-	$-	-	$821,030,117
February 1 to 29, 2012	179	$68.99	-	$821,030,117
March 1 to 31, 2012	2,180	$68.54	-	$821,030,117
Total	2,359	$68.58	-	$821,030,117
____________________

(1)	The total shares purchased in February 2012 and March 2012 relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the distribution of performance units and the vesting of restricted shares.

(2)	As of March 31, 2012, all of the $750,000,000 share repurchase program approved by the board of directors on May 18, 2011, remained available for repurchase, and $71,030,117 of the $750,000,000 share repurchase program approved by the board of directors on May 13, 2008, remained available for repurchase. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and therefore is not included in column [d] above. On November 15, 2005, the board of directors approved the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 3, 2012	BY	/s/ Susan A. Gentile
Susan A. Gentile
Vice President – Controller and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.