Form 10-K
period 2012-06-30
CLOROX CO /DE/
filed 2012-08-24
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2012
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

The aggregate market value of the registrant’s common stock held by non-affiliates on December 30, 2011 (the last business day of the most recently completed second quarter) was approximately $8.6 billion.

As of July 31, 2012, there were 129,613,607 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2012, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2012
TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as updated from time to time in the Company’s Securities and Exchange Commission (SEC) filings.

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

ITEM 1. BUSINESS

Overview of Business

The Clorox Company is a leading manufacturer and marketer of consumer and professional products with approximately 8,400 employees worldwide and fiscal year 2012 net sales of $5.5 billion. Clorox sells its products primarily through mass merchandisers, grocery stores, other retail outlets, distributors and medical supply providers. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Clorox Healthcare™, HealthLink®, Aplicare® and Dispatch® products, Green Works® naturally derived home care products, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration products, and Burt’s Bees® and güd® natural personal care products. The Company manufactures products in more than two dozen countries and markets them in more than 100 countries. The Company was founded in Oakland, Calif., in 1913 and is incorporated in Delaware.

The Company’s strategy is focused on creating shareholder value by investing in new and existing sales channels and countries with profitable growth potential and attractive categories, particularly those categories aligned with global consumer megatrends in the areas of health and wellness, sustainability and affordability, and appealing to a multicultural marketplace. The Company uses economic profit as the key financial metric in its decisions to drive enhanced performance, make portfolio choices and determine resource allocations. Economic profit represents profit generated over and above the cost of capital used by the business to generate that profit.

In fiscal year 2012, the Company celebrated numerous successes. The Company expanded its product portfolio through innovation and bolt-on acquisitions, delivering a record level of new products, including the güd® line of natural personal care products under the Burt’s Bees® brand, the expansion of the on-the-go Brita® Bottle line, the Liquid-Plumr® Double Impact snake + gel system, Clorox® high-efficiency bleach gel and new flavors of Hidden Valley® dressings. The Company also acquired HealthLink and Aplicare, Inc., leading providers of infection control products that increase the Company’s exposure to faster-growing categories and expand the breadth and depth of the Company’s health care portfolio, as well as Soy Vay® Enterprises, Inc., which makes Asian marinades and dressings. The Company also transformed its domestic bleach production practices to set the stage for its upcoming launch and phased roll-out of Clorox® Concentrated Regular-Bleach, which enables better product performance and a reduction in the Company’s costs and environmental footprint. In addition, the Company opened a new facility located in Pleasanton, Calif., which will house the Company’s research and development group, as well as other administrative and operational support personnel. The new facility features state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. Finally, the Company continued to make progress in implementing its upgraded enterprise resource planning (ERP) system in Latin America, which replaces legacy systems, and is expected to streamline operations and enable future growth. For information on recent business developments, refer to the information set forth under the caption “Executive Overview - Fiscal Year 2012 Summary” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 1 of Exhibit 99.1 hereto, incorporated herein by reference.

Financial Information About Operating Segments and Principal Products

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. Beginning in the fourth quarter of fiscal year 2012, natural personal care financial results outside the U.S. are being reported in the International segment rather than in the Lifestyle segment because management of the International segment now has primary oversight of the natural personal care financial results outside the U.S. All periods presented have been recast to reflect this change. The four reportable segments consist of the following:

  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived home care products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, Aplicare®, HealthLink® and Clorox Healthcare™ brands.

  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers under the Glad® brand; cat litter products, under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

  Lifestyle consists of food products, water-filtration systems and filters, and natural personal care products marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, K C Masterpiece® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® and güd® brands.

  International consists of products sold outside the United States, including laundry, home care, water filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane® , Chux®, Kingsford® , Fresh Step®, Scoop Away®, Ever Clean®, K C Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

The Company has three product lines that have accounted for 10% or more of consolidated net sales during each of the past three fiscal years. In fiscal years 2012, 2011 and 2010, respectively, sales of liquid bleach represented approximately 13%, 14% and 13% of the Company’s consolidated net sales, approximately 26%, 27% and 28% of net sales in the Cleaning segment and approximately 22%, 23% and 22% of net sales in the International segment. In fiscal years 2012, 2011 and 2010, respectively, sales of trash bags represented approximately 13%, 13% and 12% of the Company’s consolidated net sales, approximately 35%, 34% and 31% of net sales in the Household segment and approximately 10%, 11% and 10% of net sales in the International segment. Sales of charcoal represented approximately 11% of the Company’s consolidated net sales in each of the fiscal years 2012, 2011 and 2010 and approximately 35%, 34% and 36% of net sales in the Household segment, respectively.

Information about the results of each of the Company’s reportable segments for the last three fiscal years and total assets as of the end of the last two fiscal years, reconciled to the consolidated results, is set forth below. For additional information, refer to the information set forth under the caption “Segment Results from Continuing Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 8 of Exhibit 99.1 hereto.

	Fiscal Year	Cleaning	Household	Lifestyle	International	Corporate	Total Company
Net sales	2012	$1,692	$1,676	$901	$1,199	$-	$5,468
	2011	1,619	1,611	849	1,152	-	5,231
	2010	1,624	1,663	835	1,112	-	5,234

Earnings (losses) from continuing
operations before income taxes	2012	381	298	265	119	(272)	791
	2011	356	278	91	55	(217)	563
	2010	368	290	304	143	(300)	805

Total assets	2012	942	818	887	1,219	489	4,355
	2011	838	848	886	1,201	390	4,163

Fiscal year 2011 earnings (losses) from continuing operations before income taxes for the Lifestyle and International reportable segments included a noncash goodwill impairment charge of $164 and $94, respectively, for the Burt’s Bees business. Fiscal year 2011 diluted net earnings per share from continuing operations included the impact of $1.86 from this noncash goodwill impairment charge.

Fiscal years 2011 and 2010 net sales for the International segment included $34 and $29, respectively, that was previously reported in the Lifestyle segment. Fiscal years 2011 and 2010 earnings (losses) from continuing operations before income taxes for the International segment also included $92 and $1 of losses, respectively, that were previously reported in the Lifestyle segment. In addition, total assets for fiscal year 2011 for the International segment included $264 that was previously reported in the Lifestyle segment.

Total assets for Corporate included $267 and $259 of cash and cash equivalents for fiscal years 2012 and 2011, respectively.

Principal Markets and Methods of Distribution

In the United States, most of the Company’s products are nationally advertised and sold to mass merchandisers, warehouse clubs, and dollar, military and other types of retail stores primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. Within the United States, the Company sells institutional, janitorial and food-service versions of many of its products through distributors, and sells healthcare products through a direct sales force and medical supply providers. Outside the United States, the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners. Additionally, the Company sells many of its products through online retailers and sells its natural personal care products directly to consumers online.

Financial Information about Foreign and Domestic Operations

For detailed financial information about the Company’s foreign and domestic operations, including net sales and long-lived assets by geographic area, see Note 20 – Segment Reporting of the Notes to Consolidated Financial Statements beginning on page 62 of Exhibit 99.1 hereto.

Sources and Availability of Raw Materials

The Company purchases raw materials from numerous unaffiliated domestic and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, diesel, chlor-alkali, sodium hypochlorite, high-strength bleach, corrugate and agricultural commodities. Sufficient raw materials were available during fiscal year 2012 but costs for many materials continued to increase amid volatility and inflation. The Company generally utilizes supply and forward-purchase contracts to help ensure availability and help manage the volatility of the pricing of raw materials needed in its operations. However, the Company is nonetheless highly exposed over the short term to changes in the prices of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 18 of Exhibit 99.1 hereto and “Risk Factors – Volatility and increases in the price of raw materials, energy, shipping and transportation, and other necessary supplies or services could harm the Company’s profits” in Item 1.A herein.

Patents and Trademarks

Most of the Company’s brand name consumer products are protected by registered trademarks. Its brand names and trademarks are highly important to the Company’s business, and the Company vigorously protects its trademarks from apparent infringements. Maintenance of brand equity value is critical to the Company’s success. The Company’s patent rights are also material to its business and are asserted, where appropriate, against apparent infringements.

Seasonality

Most sales of the Company’s charcoal products occur in the first six months of each calendar year. A moderate seasonality trend also occurs in the net sales of the Company’s Burt’s Bees® natural personal care products, with slightly more than half of the annual net sales occurring during the months of October through March. Short-term borrowings may be used to fund inventories of those products in the off-season.

Customers

Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 27% and 27% for the fiscal years ended 2012, 2011 and 2010, respectively, of consolidated net sales and occurred in each of the Company’s reportable segments. No other customers exceeded 10% of consolidated net sales in any year. During fiscal years 2012, 2011 and 2010, the Company’s five largest customers accounted for 44%, 44% and 45% of its net sales, respectively, and its ten largest customers accounted for 55% of its net sales for each of the three fiscal years.

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

Research and Development

In the fourth quarter of fiscal year 2012, the Company began the process of relocating certain employees from its general office building in Oakland, Calif. to a new facility located in Pleasanton, Calif. Employees from its Technical and Data Center in Pleasanton, Calif. are also expected to be relocated to the new facility by the end of fiscal year 2013. The new facility consists of approximately 343,000 square feet of leased space and will include the Company’s primary research and development facility, utilizing state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. The Company also anticipates selling the previous Technical and Data Center in fiscal year 2013. In addition, the Company conducts research and development activities in Kennesaw, Ga.; Cincinnati, Oh.; Willowbrook, Il.; Midland, Mi.; Durham, NC; and Buenos Aires, Argentina.

The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop commercially viable consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $121 million, $115 million, and $118 million in fiscal years 2012, 2011 and 2010, respectively, on direct research activities relating to the development of new products and/or the maintenance and improvement of existing products. In addition, the Company also obtains technologies from third parties for use in its products. Royalties relating to such technologies are reflected in the Company’s cost of sales. For further information regarding the Company’s research and development costs, see “Research and development costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 6 of Exhibit 99.1 hereto.

Environmental Matters

For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liability risks” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.

Number of Persons Employed

As of June 30, 2012, the Company employed approximately 8,400 people.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at TheCloroxCompany.com under Investors/Financial Reporting/SEC Filings. Information relating to corporate governance at Clorox, including the Company’s Code of Conduct, the Clorox Company Board of Directors Governance Guidelines and Board Committee charters, including charters for the Management Development and Compensation Committee, the Audit Committee, the Finance Committee and the Nominating and Governance Committee, is available at TheCloroxCompany.com under Corporate Responsibility/Performance/Corporate Governance or http://www.thecloroxcompany.com/corporate-responsibility/performance/corporate-governance/ .. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Report.

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

In addition, global markets have continued to experience significant disruptions during fiscal year 2012, and continuing volatility, particularly in Venezuela and Argentina, could harm the Company’s business. Although the Company currently generates significant cash flows from ongoing operations and has access to global credit markets through its financing activities and existing credit facilities to meet its current needs, if the current credit conditions were to worsen, the Company might not be able to access credit markets on favorable terms when needed, which could adversely affect the Company’s ability to borrow. Financial market volatility and unfavorable economic conditions may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. If customers’ financial conditions are severely affected, the Company may not be able to collect accounts receivable, which could impact its results.

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

Some of the Company’s competitors are larger than the Company and have greater financial resources. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced profits and adversely affect growth.

Sales growth objectives may be difficult to achieve, and price increases, market category declines and changes to the Company’s product and geographic mix may impact the Company’s financial results.

A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2012, approximately 79% of the Company’s net sales was generated in U.S. markets. U.S. markets for cleaning products are generally characterized by high household penetration. The Company’s ability to achieve sales growth will depend on its ability to drive growth through innovation, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. The Company anticipates taking some price increases across its global portfolio in fiscal year 2013, which may slow sales growth or create volume declines in the short term as consumers adjust to price increases. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that grow its product categories, and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives. Even if the Company is successful in increasing sales within its product categories, a continuing or accelerating decline in the overall markets for its products could have a negative impact on the Company’s financial results.

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

Volatility and increases in the price of raw materials, including resin, chlor-alkali, sodium hypochlorite, high-strength bleach, linerboard, soybean oil, solvent, natural oils, corrugate and other chemicals and agricultural commodities, or increases in the cost of energy, transportation and other necessary services may harm the Company’s profits and operating results. The Company anticipates continued commodity and other price increases in fiscal year 2013 and if such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such price increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in the cost of commodities, and the commodity costs decline, the Company may not be able to sustain its price increases over time. Also, competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. Sustained price increases may lead to declines in volume, and while the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases, which could adversely affect its financial condition and results of operations. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 18 of Exhibit 99.1 hereto.

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

The Company continues to implement plans to improve its competitive position by achieving aggressive annual cost-savings targets, and it expects ongoing cost savings from its continuous improvement activities. The Company anticipates these continuing cost savings will result from reducing material costs and manufacturing inefficiencies and realizing productivity gains, distribution efficiencies and overhead reductions in each of its business segments. If the Company cannot successfully implement its cost-savings plans or the cost of making these cost-savings changes increases, it may not realize all anticipated benefits. Any negative impact these plans have on the Company’s relationships with employees or customers or any failure to generate the anticipated efficiencies and savings could adversely affect its financial results.

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

The Company faces and will continue to face substantial risks associated with having foreign operations, including:

  economic or political instability in its international markets, particularly in Venezuela and Argentina;
  difficulty in obtaining nonlocal currency (e.g., U.S. dollars) to pay for the raw materials needed to manufacture the Company’s products and contract-manufactured products, particularly in Venezuela and Argentina;
  restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations; and
  the imposition of tariffs, trade restrictions, price controls or other governmental actions generating a negative impact on its business, particularly in Venezuela and Argentina.

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

The Company’s international operations are also subject to risks relating to potential difficulties in staffing and managing local operations, import and export laws, raw material availability, credit risk of local customers, suppliers and distributors and potentially adverse tax consequences.

Inflation is another risk associated with the Company’s international operations. For example, Venezuela has been designated for financial reporting purposes as a highly inflationary economy, and Argentina could in the future be designated as such. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of subsidiaries operating in highly inflationary economies are recorded in net earnings. Venezuela’s designation as a highly inflationary economy and the potential for further devaluation of the local currency exchange rate will continue to negatively affect the Company’s revenue, operating profit and net income in fiscal year 2013 and beyond. In addition, there can be no assurance that other countries in which the Company operates will not also become highly inflationary, that such countries’ currencies will not be devalued, or both, and that the Company’s operations will not be negatively impacted as a result. For further information regarding Venezuela, see “Venezuela” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 11 of Exhibit 99.1 hereto.

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

Most states have agencies that regulate in parallel to these federal agencies. In addition, the Company’s international operations are subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. It is possible that the federal government will increase regulation of the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards or increased regulation in other areas, and that such regulation could negatively impact the Company’s ability to obtain raw materials or could increase costs. In addition, pending legislative initiatives and adopted legislation, such as the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, in the areas of healthcare reform and other initiatives and legislation in the area of taxation of domestic and foreign profits, executive compensation and corporate governance, could also increase the Company's costs. These risks may be increased by the Company’s recent acquisitions of HealthLink and Aplicare, Inc., which manufacture products subject to additional regulations.

The Company’s ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks, and government reviews, inquiries or investigations could harm the Company’s business.

The Company’s operations outside the United States are subject to risks relating to non-compliance with legal and regulatory requirements in the United States and in such foreign jurisdictions. Additionally, there is a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. From time to time, the Company may conduct internal investigations and compliance reviews to ensure that it is in compliance with applicable laws and regulations. Additionally, the Company could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with U.S. laws, including the Foreign Corrupt Practices Act, or international laws and regulations, could expose the Company to significant fines, penalties or other sanctions that may harm the business and reputation of the Company.

Acquisitions, new venture investments and divestitures may not be successful, which could impact the Company’s results.

In connection with the Company’s strategy, the Company expects to seek to increase growth through acquisitions. Not only is the identification of good acquisition candidates difficult and competitive, but these transactions also involve numerous risks, including the ability to:

  successfully integrate acquired companies, products, systems or personnel into the Company’s existing business, especially with respect to businesses or operations that are outside of the United States;
  minimize any potential interruption to the ongoing business of the Company or the acquired company;
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

Acquired companies or operations or newly-created ventures may not be profitable or may not achieve sales levels and profitability that justify the investments made. Future acquisitions or ventures could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities including litigation, the increase in expenses related to certain assets and increased operating expenses, all of which could adversely affect the Company’s results of operations and financial condition. Future acquisitions of foreign companies or new foreign ventures would increase, among other things, the Company’s exposure to foreign exchange rate risks. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record impairment charges related to goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results.

The Company may also divest certain assets, businesses or brands that do not meet the Company’s strategic objectives or growth targets. With respect to any divestiture, the Company may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect the profitability of the Company, either as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability subsequent to any divestiture. The Company may also be required to recognize impairment charges as a result of a divesture.

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

A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 27% and 27% for the fiscal years ended 2012, 2011 and 2010, respectively, of consolidated net sales and occurred in each of the Company’s reportable segments. No other customers exceeded 10% of consolidated net sales in any of these fiscal years. During fiscal years 2012, 2011 and 2010, the Company’s five largest customers accounted for 44%, 44% and 45% of its net sales, respectively, and its ten largest customers accounted for 55% of its net sales for each of these fiscal years. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to “private label” or competitors’ products, may harm the Company’s sales. Additionally, this may reduce the ability of the Company to bring new innovative products to consumers.

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

Reliance on a limited base of suppliers may result in disruptions to the Company’s business.

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

The Company may not be able to implement its strategies, including, among other things, new product innovation, cost savings and penetration of and growth in international markets. If the Company is unable to implement its strategies in accordance with its expectations, the Company may not achieve its intended growth targets and its financial results could be adversely affected. While the Company believes that implementation of its strategies will advance the Company’s business and financial results, there can be no assurance that this will be the case.

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

Product liability claims and other legal proceedings could adversely affect the Company’s sales and operating results.

The Company has in the past paid, and may be required in the future to pay, for losses or injuries purportedly caused by its products. Such claims may be based on allegations that, among other things, the Company’s products contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning interactions with other substances, or damage property or persons. Product liability claims could result in negative publicity that could harm the Company’s reputation, sales and operating results. In addition, if one of the Company’s products is found to be defective, the Company could be required to recall it, which could result in adverse publicity and significant expenses. Although the Company maintains general and product liability insurance coverage, potential product liability claims may exceed the amount of such insurance coverage or certain product liability claims may be excluded under the terms of the policies.

In addition, the Company is, and may in the future become, a party to litigation and other disputes. In general, claims made by or against the Company in litigation, disputes or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect its business or financial results or condition. It is not possible to predict the final resolution of the litigation, disputes or proceedings with which the Company currently is or may in the future become involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material. See “Contingencies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 and Note 12 – Other Contingencies and Guarantees of the Notes to Consolidated Financial Statements beginning on page 47 of Exhibit 99.1 hereto for additional information related to one of these matters.

Harm to the Company’s reputation or the reputation of one or more of its leading brands could have an adverse effect on the business.

Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve the Company’s reputation and the reputation of its brands. These programs include ethics and compliance, sustainability, and product safety and quality initiatives. Despite these efforts, negative publicity about the Company, including product safety or similar concerns, whether real or perceived, could occur, and the Company’s products could face withdrawal, recall or other quality issues. Such events, if they were to occur, could harm the Company’s image and result in an adverse effect on its business, as well as require resources to rebuild its reputation.

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

The Company had a recorded liability of $14 million and $15 million at June 30, 2012 and 2011, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability at both June 30, 2012 and 2011. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company also handles and/or transports hazardous substances, including but not limited to chlorine, at some of its international plant sites. A release of such chemicals, whether in transit or at the Company’s facilities, due to accident or an intentional act, could result in substantial liability.

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

One of the Company’s strategies is to improve its products by licensing third-party ideas and technologies in a process referred to as “open innovation.” If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of such third-party ideas or technologies arising from its open innovation projects, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and the obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future for rights if holders are willing to permit the Company to continue to use such intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, operating results and financial condition.

The Company’s substantial indebtedness could adversely affect its operations and financial results and prevent the Company from fulfilling its obligations, and the Company may incur substantially more debt in the future, which could exacerbate these risks.

The Company has a significant amount of indebtedness. As of June 30, 2012, the Company had $2.7 billion of debt, including $850 million of senior unsecured notes that mature in fiscal year 2013. The Company’s substantial indebtedness could have important consequences. For example, it could:

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

In addition, the Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes, subject to compliance with the Company’s existing restrictive debt covenants. As of June 30, 2012, the Company could add approximately $1.1 billion in incremental debt and remain in compliance with restrictive debt covenants, although there is no assurance that the actual amount that the Company may be able to borrow in the future will equal this amount. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to possible downgrades in the Company’s credit rating. Any decision regarding the Company’s future borrowings will be based on the facts and circumstances existing at the time, including the Company’s credit rating. If the Company were to borrow the maximum amount available to it, its credit rating could be downgraded.

The Company could be adversely affected if its credit ratings were to fall below investment grade.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit rating were to fall below investment grade, the counterparties to the derivative instruments in net liability positions could request full collateralization. As of June 30, 2012, the Company and each of its counterparties maintained investment-grade ratings with both Standard & Poor’s and Moody’s.

The Company may not have sufficient cash to service its indebtedness and pay cash dividends.

The Company’s ability to repay and refinance its indebtedness, particularly the $850 million of senior unsecured notes that mature in fiscal year 2013, and to fund capital expenditures depends on the Company’s cash flow. In addition, the Company’s ability to pay cash dividends depends on cash flow and net earnings (as defined by Delaware law). The Company’s cash flow and net earnings are often subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control, and such factors may limit the Company’s ability to repay indebtedness, declare and pay cash dividends and repatriate foreign earnings at an effective cost.

The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations at the facilities of the Company and its suppliers and retail customers are subject to disruption for a variety of reasons, including work stoppages, demonstrations, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters. The Company’s corporate headquarters, Technical and Data Center and new facility in Pleasanton, Calif. are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations.

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

A failure of key information technology systems could adversely impact the Company’s ability to conduct business.

The Company relies extensively on information technology systems, some of which are managed by third-party service providers, in order to conduct its business. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes involved in managing the business. The Company has made significant progress with its implementation of enterprise-wide upgrades to its hardware, software and operating systems, including its ERP system in Latin America, which replaces legacy systems, and is expected to streamline operations and enable future growth. If the Company’s existing and/or future technology systems and processes do not adequately support the future growth of the Company’s business, the Company’s business may be adversely impacted. Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches, and other similar disruptions from unauthorized users. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in the ability to manage or conduct business, which may adversely impact the Company’s business.

The Company’s judgments regarding the accounting for tax positions and the resolution of tax disputes may impact the Company’s earnings and cash flow.

Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Company’s effective tax rate and the Company’s financial results. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate. Any resolution of a tax issue may require the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 18 - Income Taxes of the Notes to Consolidated Financial Statements beginning on page 55 of Exhibit 99.1 hereto.

The estimates and assumptions on which the Company’s financial statement projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s stock price.

The Company’s financial statement projections are dependent on certain estimates and assumptions related to, among other things, category growth, commodity prices, cost savings, foreign exchange rates, liabilities, goodwill, market share projections, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its shares, make acquisitions, pay dividends and meet debt obligations. While the Company’s projections are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, the Company’s actual results may differ materially from its financial outlook. Any material variation between the Company’s projections and its actual results may adversely affect its stock price.

There can be no guarantee that the Company will continue to declare dividends or repurchase its stock.

Although the Company has historically declared quarterly cash dividends on its common stock and has been authorized to repurchase its shares subject to certain limitations under a share repurchase program, any determinations to continue to declare cash dividends on its common stock or to repurchase its common stock will be based primarily upon the Company’s financial condition, results of operations and business requirements, the price of its common stock in the case of the repurchase program, and the board of directors’ continuing determination that the repurchase program and the declaration of dividends are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event the Company does not declare a quarterly dividend or discontinues its share repurchases, the Company’s stock price could be adversely affected.

The Company’s business could be negatively affected as a result of an unsolicited takeover proposal or a proxy contest.

During fiscal years 2012 and 2011, the Company was the target of an unsolicited takeover proposal from a shareholder activist, which resulted in significant costs to the Company. If such a proposal were to be made again, the Company would incur significant costs, which would have an adverse effect on the Company’s financial results. In addition, such a proposal may disrupt the Company’s operations and divert the attention of the Company’s management and employees. In addition, any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Production and Distribution Facilities

The Company owns or leases and operates 24 manufacturing facilities in North America and owns and operates 15 manufacturing facilities outside North America. The Company also leases six regional distribution centers in North America and several other warehouse facilities. Management believes the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have generally been well maintained. The Company is continually performing a supply chain efficiency analysis, which may lead to further closures of domestic and international manufacturing facilities and the redistribution of production between its remaining facilities and contract manufacturers to optimize availability and capacity and seek to reduce operating costs.

Offices and Research and Development Facilities

The Company owns its general office building located in Oakland, Calif., its Technical and Data Center located in Pleasanton, Calif. and its research and development facility at its plant in Buenos Aires, Argentina. The Company anticipates selling the Technical and Data Center in fiscal year 2013. The Company leases a new facility located in Pleasanton, Calif., which will house the Company’s research and development group, as well as other administrative and operational support personnel. The new facility features state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. The relocation of personnel to the new facility from the Company’s general office and from the previous Technical and Data Center is expected to be completed in fiscal year 2013.

The Company also conducts research and development activities and engineering research in leased facilities in Willowbrook, Il.; Cincinnati, Oh.; Midland, Mi.; Durham, NC.; and Kennesaw, Ga. Leased sales offices and other facilities are located at a number of other locations. The Company has outsourced a significant portion of its information technology activities to Hewlett-Packard, including its data centers, which are primarily located in Alpharetta, Ga.

Encumbrances

None of the Company’s owned facilities are encumbered to secure debt owed by the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for or disclosed in the Company’s consolidated financial statements in Exhibit 99.1 hereto, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, year first elected and current titles of each of the executive officers of the Company as of July 31, 2012, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Donald R. Knauss	61	2006	Chairman of the Board and Chief Executive Officer
Lawrence S. Peiros	57	1999	Executive Vice President and Chief Operating Officer
Stephen M. Robb	47	2011	Senior Vice President – Chief Financial Officer
Frank A. Tataseo	57	2004	Executive Vice President – Strategy & Growth and Professional Products
Jacqueline P. Kane	60	2004	Senior Vice President – Human Resources & Corporate Affairs
Laura Stein	50	2005	Senior Vice President – General Counsel
Thomas P. Britanik	54	2009	Senior Vice President – Chief Marketing Officer
Wayne L. Delker	58	2009	Senior Vice President – Chief Innovation Officer
Benno Dorer	48	2009	Senior Vice President – Cleaning Division & Canada
James Foster	50	2009	Senior Vice President – Chief Product Supply Officer
Grant J. LaMontagne	56	2009	Senior Vice President – Chief Customer Officer
George Roeth	51	2009	Senior Vice President – General Manager, Specialty Division
Michael J. Costello	46	2011	Vice President – General Manager, International

There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information.

Donald R. Knauss was elected chairman and chief executive officer of the Company in October 2006. He was executive vice president of The Coca-Cola Company and president and chief operating officer for Coca-Cola North America from February 2004 until August 2006.

Lawrence S. Peiros was elected executive vice president and chief operating officer effective March 2011. From January 2007 through February 2011, he served as executive vice president and chief operating officer – North America. From January 1999 to January 2007, he served as group vice president – household.

Stephen M. Robb was elected senior vice president – chief financial officer effective November 2011. From January 2011 until November 2011, he served as vice president – global finance. He served as vice president – financial planning & analysis from October 2004 to January 2011.

Frank A. Tataseo was elected executive vice president – strategy & growth and professional products effective January 2009. From February 2007 to December 2008, he served as executive vice president – functional operations. From July 2004 through January 2007, he served as group vice president – functional operations.

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

Benno Dorer was elected senior vice president – cleaning division and Canada effective March 2011. He served as senior vice president – general manager, cleaning division from June 2009 to March 2011. From October 2007 through May 2009, he held the title of vice president – general manager, cleaning division. He previously held the position of vice president – general manager, household division from March 2007 to October 2007. He joined the Company in January 2005 as vice president – general manager, Glad® products and served in that position to March 2007.

James Foster was elected senior vice president – chief product supply officer effective June 2009. From April 2009 to May 2009, he served as vice president – product supply. From October 2007 to April 2009, he served as vice president – manufacturing. He held the position of vice president – product supply, specialty products groups from July 2004 through September 2007.

Grant J. LaMontagne was elected senior vice president – chief customer officer effective June 2009. From July 2004 to May 2009, he served as vice president – sales.

George Roeth was elected senior vice president – general manager, specialty division effective June 2009. He held the title of vice president – general manager, specialty division from February 2007 through May 2009. From April 2004 to February 2007, he served as vice president – general manager, litter, food & charcoal.

Michael J. Costello was elected vice president – general manager, international, effective March 2011. He held the title of vice president – general manager, Latin America and Europe, from July 2009 to March 2011, and vice president – general manager, Latin America, from June 2008 through June 2009. From November 2005 through May 2008, he served as vice president – international marketing.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the New York Stock Exchange. The high and low sales prices quoted for the New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in Note 21 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 65 of Exhibit 99.1 hereto, incorporated herein by reference.

Holders

The number of record holders of the Company’s common stock as of July 31, 2012, was 12,566 based on information provided by the Company’s transfer agent.

Dividends

The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 21 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 65 of Exhibit 99.1 hereto, incorporated herein by reference.

Equity Compensation Plan Information

See Part III, Item 12 hereof.

Issuer Purchases of Equity Securities

The following table sets out the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2012.

	[a]	[b]	[c]	[d]

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to 30, 2012	-	$-	-	$821,030,117
May 1 to 31, 2012	990,840	$68.31	-	$821,030,117
June 1 to 30, 2012	10	$71.82	-	$821,030,117
Total	990,850	$68.31	-	$821,030,117
____________________

(1)	Of the shares purchased in May 2012, 989,739 shares were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards. The remaining 1,101 shares purchased in May 2012 and the 10 shares purchased in June 2012 relate to the surrender to the Company of shares of common stock to satisfy employee tax withholding obligations in connection with the vesting of restricted stock.
(2)	As of June 30, 2012, all of the $750,000,000 share repurchase program approved by the board of directors on May 18, 2011, remained available for repurchase, and $71,030,117 of the $750,000,000 share repurchase program approved by the board of directors on May 13, 2008, remained available for repurchase. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and, therefore, is not included in column [d] above. On November 15, 2005, the board of directors approved the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

ITEM 6. SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary,” on page 66 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 1 through 23 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 18 through 19 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 28 through 66 of Exhibit 99.1 hereto, incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page 25 of Exhibit 99.1 hereto, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. See “Report of Independent Registered Public Accounting Firm,” which appears on page 27 of Exhibit 99.1 hereto.

Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9.B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.

The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and controller, among others. The Code of Conduct is located on the Company’s website at TheCloroxCompany.com under Corporate Responsibility/Performance/Corporate Governance or http://www.thecloroxcompany.com/corporate-responsibility/performance/corporate-governance/. The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its Code of Conduct by posting such information on the Company’s website. The Company’s website also contains its corporate governance guidelines and the charters of its principal board committees.

Information regarding the Company’s directors, compliance with Section 16(a) of the Exchange Act and corporate governance set forth in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation and the report of the Management Development and Compensation Committee of the Company’s board of directors set forth in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, management and directors and equity compensation plan information set forth in the Proxy Statement is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended June 30, 2012, 2011 and 2010.

Consolidated Balance Sheets as of June 30, 2012 and 2011.

Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended June 30, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2 hereto, incorporated herein by reference.

(b)	Exhibits:

3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1999, incorporated herein by reference).

3.2	Bylaws (amended and restated) of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed November 20, 2009, incorporated herein by reference).

3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed July 19, 2011, incorporated herein by reference).

4.1	Indenture, dated as of December 3, 2004, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

4.2	Exchange and Registration Agreement dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

4.3	Cross-reference table for Indenture, dated as of December 3, 2004 (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005).

4.4	Indenture, dated as of October 9, 2007, by and between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-3ASR, filed October 3, 2007, incorporated herein by reference).

4.5	Form of Supplemental Indenture between the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3ASR (File No. 333-146472) filed November 4, 2009, incorporated herein by reference).

4.6	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed November 5, 2009, incorporated herein by reference).

4.7	Rights Agreement, dated as of July 18, 2011, between The Clorox Company and Computershare Trust Company, N.A., which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed July 19, 2011, incorporated herein by reference).

4.8	Form of Third Supplemental Indenture (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed November 16, 2011, incorporated by reference).

10.1*	1993 Directors’ Stock Option Plan, dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004 (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.2*	Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004 (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.3*	The Clorox Company Independent Directors’ Stock-Based Compensation Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003 (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference).

10.4*	The Clorox Company Independent Directors’ Deferred Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.55 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.5*	Form of Officer Employment Agreement (filed as Exhibit 10(viii) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.6*	Form of Amendment No. 1 to Employment Agreement (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, incorporated herein by reference).

10.7*	Form of Amendment No. 2 to Employment Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed May 22, 2006, incorporated herein by reference).

10.8*	Form of Officer Employment Agreement, amended and restated as of February 7, 2008 (filed as Exhibit 10.60 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.9*	Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004 (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.10*	The Clorox Company 1996 Stock Incentive Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 28, 2001, amended and restated as of September 15, 2004 (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.11*	Form of Option Award under the Company’s 1996 Stock Incentive Plan, amended and restated as of September 15, 2004 (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.12*	The Clorox Company Annual Incentive Plan (formerly named The Clorox Company Management Incentive Compensation Plan), amended and restated as of August 13, 2009 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.13*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of September 15, 2009 (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.14*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.15*	Form of Restricted Stock Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.16*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.17*	The Clorox Company 2005 Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2008 (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended June 30, 2008, incorporated herein by reference).

10.18*	Amendment No.1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended June 30, 2011, incorporated herein by reference).

10.19*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan as of July 29, 2011 (filed as Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, incorporated herein by reference).

10.20*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 1, 2005, as revised May 13, 2008 (filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended June 30, 2008, incorporated herein by reference).

10.21*	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.22*	Form of Change in Control Agreement, amended and restated as of February 7, 2008 (filed as Exhibit 10.59 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.23*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.24*	Employment Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.57 to the Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, incorporated herein by reference).

10.25*	Change in Control Agreement between The Clorox Company and Donald R. Knauss, amended and restated as of February 7, 2008 (filed as Exhibit 10.56 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.26*	Form of Indemnification Agreement (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, incorporated herein by reference).

10.27*	Form of Severance Plan for Clorox Executive Committee Members as of May 19, 2010 (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 2010, incorporated herein by reference).

10.28*	Form of Executive Change in Control Severance Plan for Clorox Executive Committee Members as of December 17, 2010 (filed as Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, incorporated herein by reference).

10.29*	Amended and Restated Change in Control Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed November 18, 2011, incorporated herein by reference).

10.30*	The Clorox Company Executive Retirement Plan as of July 1, 2011 (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, incorporated herein by reference).

10.31*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan as of July 1, 2011 (filed as Exhibit 10.29 to the Annual Report on Form 10-K for the period ended June 30, 2011, incorporated herein by reference).

10.32*	Form of Executive Retirement Plan for Clorox Executive Committee Members as of February 15, 2011 (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, incorporated herein by reference).

10.33	Issuing and Paying Agency Agreement by and between The Clorox Company and J.P. Morgan Trust Company, National Association (filed as Exhibit 10.5 to the Current Report on Form 8-K, filed November 16, 2004, incorporated herein by reference).

10.34	Purchase Agreement, dated November 30, 2004, relating to the Floating Rate Senior Notes due December 2007, 4.20% Senior Notes due January 2010 and 5.00% Senior Notes due January 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

10.35	Credit Agreement, dated as of May 4, 2012 among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A. and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed May 9, 2012, incorporated herein by reference).

10.36	Credit Agreement, dated as of April 16, 2008, among The Clorox Company, the banks listed therein, JPMorgan Chase Bank, N.A., Citicorp USA, Inc. and Wachovia Bank, N.A. as Administrative Agents, Citicorp USA, Inc. as Servicing Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and BNP Paribas as Documentation Agents (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed April 22, 2008, incorporated herein by reference).

10.37	Amendment No. 1 to Credit Agreement, dated as of April 2, 2009, among The Clorox Company, the banks listed therein, Citicorp USA, Inc., JPMorgan Chase Bank, N.A., Wachovia Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas, Lehman Brothers Bank, FSB, William Street LLC, Wells Fargo Bank, N.A., PNC Bank, N.A., The Northern Trust Company and Fifth Third Bank (filed as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended June 30, 2009, incorporated herein by reference).

10.38	Form of Escrow Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed November 5, 2007, incorporated herein by reference).

10.39(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

10.40	Agreement and Plan of Merger among the Company, Burt’s Bees, Inc., Buzz Acquisition Corp., and BBI Holdings LP, dated as of October 30, 2007 (filed as Exhibit 2.1 to the Current Report on Form 8-K, filed November 5, 2007, incorporated herein by reference).

10.41(^)	Purchase and Sale Agreement between The Clorox Company and Viking Acquisition Inc., dated September 21, 2010 (filed as Exhibit 2.01 to the Current Report on Form 8-K, filed September 22, 2010, incorporated herein by reference).

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.

101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.
____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(^)	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K under the Exchange Act. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 24, 2012	By:	/s/ D. R. Knauss
D. R. Knauss
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Boggan, Jr.	Director	August 24, 2012
D. Boggan, Jr.

/s/ R. H. Carmona	Director	August 24, 2012
R. H. Carmona

/s/ T. M. Friedman	Director	August 24, 2012
T. M. Friedman

/s/ G. J. Harad	Director	August 24, 2012
G. J. Harad

/s/ D. R. Knauss	Chairman and Chief Executive Officer	August 24, 2012
D. R. Knauss	(Principal Executive Officer)

/s/ R. W. Matschullat	Director	August 24, 2012
R. W. Matschullat

/s/ G. G. Michael	Director	August 24, 2012
G. G. Michael

/s/ E. A. Mueller	Director	August 24, 2012
E. A. Mueller

/s/ P. Thomas-Graham	Director	August 24, 2012
P. Thomas-Graham

/s/ C. M. Ticknor	Director	August 24, 2012
C. M. Ticknor

/s/ S. M. Robb	Senior Vice President — Chief Financial Officer	August 24, 2012
S. M. Robb	(Principal Financial Officer)

/s/ S. Gentile	Vice President — Controller and Chief Accounting Officer	August 24, 2012
S. Gentile	(Principal Accounting Officer)

INDEX OF EXHIBITS

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.

101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.