Form 10-Q
period 2012-09-30
CLOROX CO /DE/
filed 2012-11-02
CIK 21076

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

As of October 31, 2012, there were 130,469,074 shares outstanding of the registrant's common stock ($1.00 - par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended
	9/30/2012	9/30/2011
Net sales	$1,338	$1,305
Cost of products sold	764	759
Gross profit	574	546

Selling and administrative expenses	195	190
Advertising costs	122	118
Research and development costs	30	28
Interest expense	33	29
Other income, net	-	(6)
Earnings before income taxes	194	187
Income taxes	61	57
Net earnings	$133	$130

Net earnings per share
Basic	$1.02	$0.99
Diluted	$1.01	$0.98

Weighted average shares outstanding (in thousands)
Basic	130,268	131,968
Diluted	131,702	133,611

Dividend declared per share	$0.64	$0.60

Comprehensive income	$160	$66

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)

	9/30/2012	6/30/2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$667	$267
Receivables, net	503	576
Inventories, net	421	384
Other current assets	154	149
Total current assets	1,745	1,376
Property, plant and equipment, net of accumulated depreciation
of $1,834 and $1,804, respectively	1,098	1,081
Goodwill	1,123	1,112
Trademarks, net	556	556
Other intangible assets, net	83	86
Other assets	142	144
Total assets	$4,747	$4,355

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Notes and loans payable	$2	$300
Current maturities of long-term debt	850	850
Accounts payable	388	412
Accrued liabilities	458	494
Income taxes payable	27	5
Total current liabilities	1,725	2,061
Long-term debt	2,169	1,571
Other liabilities	738	739
Deferred income taxes	135	119
Total liabilities	4,767	4,490
Contingencies
Stockholders’ deficit
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at September 30, 2012 and June 30, 2012; and 130,318,916 and 129,562,082
shares outstanding at September 30, 2012 and June 30, 2012, respectively	159	159
Additional paid-in capital	631	633
Retained earnings	1,395	1,350
Treasury shares, at cost: 28,422,545 and 29,179,379 shares
at September 30, 2012 and June 30, 2012, respectively	(1,836)	(1,881)
Accumulated other comprehensive net losses	(369)	(396)
Stockholders’ deficit	(20)	(135)
Total liabilities and stockholders’ deficit	$4,747	$4,355

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2012	9/30/2011
Operating activities:
Net earnings	$133	$130
Adjustments to reconcile earnings from operations:
Depreciation and amortization	44	46
Share-based compensation	8	5
Deferred income taxes	15	5
Other	17	9
Changes in:
Receivables, net	80	79
Inventories, net	(32)	(31)
Other current assets	1	(2)
Accounts payable and accrued liabilities	(68)	(114)
Income taxes payable	10	4
Net cash provided by operations	208	131

Investing activities:
Capital expenditures	(54)	(37)
Net cash used for investing activities	(54)	(37)

Financing activities:
Notes and loans payable, net	(297)	(22)
Long-term debt borrowings, net of issuance costs	594	-
Treasury stock purchased	-	(9)
Cash dividends paid	(83)	(79)
Issuance of common stock for employee stock plans and other	28	33
Net cash provided by (used for) financing activities	242	(77)
Effect of exchange rate changes on cash and cash equivalents	4	(6)
Net increase in cash and cash equivalents	400	11
Cash and cash equivalents:
Beginning of period	267	259
End of period	$667	$270

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2012 and 2011, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013, or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2012, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

NOTE 2. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	9/30/2012	6/30/2012
Finished goods	$347	$307
Raw materials and packaging	123	120
Work in process	4	4
LIFO allowances	(42)	(37)
Allowances for obsolescence	(11)	(10)
Total	$421	$384

NOTE 3. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	9/30/2012	6/30/2012
Employee benefit obligations	$324	$312
Venture agreement net terminal obligation	282	281
Taxes	68	82
Other	64	64
Total	$738	$739

NOTE 4. DEBT

In September 2012, the Company issued $600 of senior notes with an annual fixed interest rate of 3.05% under its existing shelf registration statement. The notes are payable semi-annually in March and September and have a maturity date of September 15, 2022. Net proceeds were used to repay commercial paper and all of the Company’s $350 senior notes with an annual fixed interest rate of 5.45% upon maturity in October 2012. The notes rank equally with all of the Company’s existing and future senior indebtedness.

NOTE 5. NET EARNINGS PER SHARE

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net earnings per share (EPS) to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2012	9/30/2011
Basic	130,268	131,968
Dilutive effect of stock options and other	1,434	1,643
Diluted	131,702	133,611

During the three months ended September 30, 2012 and 2011, the Company included all stock options to purchase shares of the Company’s common stock in the calculations of diluted net EPS because the average market price of all outstanding grants was greater than the exercise price.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income is defined as net earnings and other changes in stockholders’ deficit from transactions and other events from sources other than stockholders. Comprehensive income was as follows:

	Three Months Ended
	9/30/2012	9/30/2011
Net earnings	$133	130
Other comprehensive income (losses), net of tax:
Foreign currency translation adjustments	27	(39)
Net derivative adjustments	(1)	(23)
Pension and postretirement benefit adjustments	1	(2)
Total	$160	$66

NOTE 7. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings before income taxes was 31.6% and 30.5% for the three months ended September 30, 2012 and 2011, respectively. The lower tax rate for the three months ended September 30, 2011 was primarily due to lower tax on foreign earnings. The current and prior year periods also reflect benefits from tax settlements.

The balance of unrecognized tax benefits as of September 30, 2012 and June 30, 2012, included potential benefits of $55 and $56, respectively, which, if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total balance of accrued interest and penalties related to uncertain tax positions was $7 as of both September 30, 2012 and June 30, 2012. Interest and penalties included in income tax expense resulted in net benefits of $6 and $1 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 7. INCOME TAXES (Continued)

The Company files income tax returns in U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2008. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

Certain issues relating to fiscal years 1996 through 2000 were effectively settled by the Company and the Canadian Revenue Agency during the quarter ended September 30, 2012, resulting in a net benefit of tax and interest of $7. No tax benefits had previously been recognized for these issues in the Company’s consolidated financial statements.

NOTE 8. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plan:

	Three Months Ended
	9/30/2012	9/30/2011
Service cost	$1	$1
Interest cost	6	7
Expected return on plan assets	(7)	(8)
Amortization of unrecognized items	2	2
Total	$2	$2

The net periodic benefit cost for the Company’s retirement health care plans was $0 and $1 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 9. CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 as of both September 30, 2012 and June 30, 2012, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both September 30, 2012 and June 30, 2012. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

NOTE 9. CONTINGENCIES AND GUARANTEES (Continued)

On October 9, 2012, an appellate court hearing was re-convened from an August 2012 continuance in a lawsuit pending in Brazil against the Company and one of its wholly-owned subsidiaries, The Glad Products Company (“Glad”), which resulted in an unfavorable decision against the Company and Glad. The pending lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively “Petroplus”) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, “Clorox Subsidiaries”). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (“ICC”) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in numerous rulings in 2001 through 2003, reaching a final decision against Petroplus in November 2003 (“Final ICC Arbitration Award”). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (“Foreign Judgment”), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (“U.S. Judgment”). Despite this, in March 2008 a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuation as of September 30, 2012, was approximately $34.

Because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Prior to the recent appellate court hearing, the Company viewed a potential loss in excess of amounts accrued in connection with this matter as remote. Based on the unfavorable appellate court decision, the Company now believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, although it is unable to reasonably estimate the amount of any such additional loss. The Company continues to believe that its defenses are meritorious, and plans to appeal the decision to one or both of the highest courts of Brazil, which could take years to resolve. Expenses related to this litigation and any potential additional loss would be reflected in Discontinued Operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

Glad and the Clorox Subsidiaries have also filed separate lawsuits against Petroplus alleging misuse of the STP trademark and related matters, which are currently pending before Brazilian courts.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on the Company’s analysis of these claims and litigation, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for or disclosed, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) that have terms that vary in duration and in the potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any payments relating to its indemnifications, and believes that any reasonably possible payments would not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

As of September 30, 2012, the Company was a party to a letter of credit of $14, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on the aforementioned guarantees as of September 30, 2012.

NOTE 10. SEGMENT RESULTS

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International.

  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived home care products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, Aplicare®, HealthLink® and Clorox HealthcareTM brands.

  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

  Lifestyle consists of food products, water-filtration systems and filters and natural personal care products marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, K C Masterpiece® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® and güd® brands.

  International consists of products sold outside the United States. Products within this segment include laundry, homecare, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, K C Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, other investments and deferred taxes.

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings (losses) before income taxes, with amounts that are not allocated to the operating segments reflected in Corporate.

	Net sales		Earnings (losses) before income taxes
	Three Months Ended		Three Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Cleaning	$472	$439	$120	$108
Household	355	366	50	42
Lifestyle	208	206	56	55
International	303	294	28	40
Corporate	-	-	(60)	(58)
Total Company	$1,338	$1,305	$194	$187

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, was 27% for both the three months ended September 30, 2012 and 2011.

NOTE 11. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

As of September 30, 2012 and June 30, 2012, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year included derivative financial instruments, which were all level 2.

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

As of September 30, 2012, the net notional value of commodity derivatives was $45, of which $18 related to jet fuel, $25 related to soybean oil and $2 related to crude oil. As of June 30, 2012, the net notional value of commodity derivatives was $39, of which $22 related to jet fuel, $14 related to soybean oil and $3 related to crude oil.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate forward contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate forward contracts generally have durations of less than twelve months. The interest rate contracts are measured at fair value using information quoted by U.S. government bond dealers. During the three months ended September 30, 2012, the Company paid $4 to settle interest rate forward contracts, which was reflected in operating cash flows.

As of September 30, 2012 and June 30, 2012, the net notional value of interest rate forward contracts was $0 and $250, respectively. The contracts outstanding as of June 30, 2012 were related to the anticipated issuance of long-term debt issued in September 2012.

Foreign Currency Risk Management

The Company may also enter into certain over-the-counter foreign currency-related derivative contracts to manage a portion of the Company’s foreign exchange risk associated with the purchase of inventory and certain intercompany transactions between subsidiaries in Canada and the U.S. These foreign currency contracts generally have durations no longer than twelve months. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.

The net notional values of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand to hedge forecasted purchases of inventory were $36, $23 and $3, respectively, as of September 30, 2012, and $28, $0 and $0, respectively, as of June 30, 2012. The net notional value of outstanding foreign currency forward contracts used by the Company to economically hedge foreign exchange risk associated with certain intercompany transactions was $17 as of both September 30, 2012 and June 30, 2012.

NOTE 11. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

Counterparty Risk Management

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. The $1 and $4 of derivative instruments in accrued liabilities as of September 30, 2012 and June 30, 2012, respectively, contain such terms. As of September 30, 2012, the Company was not required to post any collateral.

Certain terms of the agreements governing the over-the-counter derivative instruments contain provisions that require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of September 30, 2012, the Company and each of its counterparties maintained investment grade ratings with both Standard & Poor’s and Moody’s.

Fair Value of Derivative Instruments

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as an accounting hedge, and, if so, on the type of the hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges. The Company does not designate its foreign currency forward contracts for intercompany transactions as accounting hedges. During the three months ended September 30, 2012 and 2011, the Company had no hedging instruments designated as fair value hedges.

The Company’s derivative instruments designated as hedging instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	Balance Sheet classification	9/30/2012	6/30/2012
Assets
Commodity purchase contracts	Other current assets	$1	$-
Foreign exchange contracts	Other current assets	-	1
		$1	$1

Liabilities
Foreign exchange contracts	Accrued liabilities	$1	$-
Interest rate contracts	Accrued liabilities	-	3
Commodity purchase contracts	Accrued liabilities	-	1
		$1	$4

NOTE 11. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

The Company’s derivative instruments not designated as accounting hedges were recorded at fair value in the consolidated balance sheets as follows:

	Balance Sheet classification	9/30/2012	6/30/2012
Assets
Foreign exchange contracts	Other current assets	$1	$-

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss in OCI as of September 30, 2012, expected to be reclassified into earnings within the next twelve months is $3. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended September 30, 2012 and 2011, hedge ineffectiveness was not material. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments not designated as accounting hedges are recorded in other income, net.

The effects of derivative instruments designated as hedging instruments on OCI and the condensed consolidated statements of earnings and comprehensive income were as follows:

	Three Months Ended
	(Loss) gain recognized in OCI		(Loss) gain reclassified from OCI and recognized in earnings
Cash flow hedges	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Commodity purchase contracts	$2	$(2)	$-	$(1)
Interest rate contracts	(1)	(37)	(1)	-
Foreign exchange contracts	(2)	3	-	1
Total	$(1)	$(36)	$(1)	$-

The gains and losses reclassified from OCI and recognized in earnings during the three months ended September 30, 2012 and 2011 for commodity purchase contracts and foreign exchange contracts were included in cost of products sold. The losses reclassified from OCI and recognized in earnings during the three months ended September 30, 2012 for interest rate contracts were included in interest expense.

The gain from derivatives not designated as accounting hedges was $1 and $0 for the three months ended September 30, 2012 and 2011, respectively, and was reflected in other income, net.

Other

The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximate their fair values as of September 30, 2012 and June 30, 2012, due to their short maturity and nature. The estimated fair value of long-term debt, including current maturities, was $3,232 and $2,606 as of September 30, 2012 and June 30, 2012, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as level 2. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the Securities and Exchange Commission (SEC) on August 24, 2012, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Unless otherwise noted, MD&A compares the three months ended September 30, 2012 (the current period) to the three months ended September 30, 2011 (the prior period) using percentages and basis point changes calculated on a rounded basis.

The following sections are included herein:

  Overview

  Results of Operations

  Financial Condition, Liquidity and Capital Resources

  Contingencies

  Off-Balance Sheet Arrangements

OVERVIEW

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer and professional products with approximately 8,400 employees worldwide as of September 30, 2012. Clorox sells its products primarily through mass merchandisers, grocery stores, other retail outlets, distributors and medical supply providers. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Clorox Healthcare™, HealthLink®, Aplicare® and Dispatch® products, Green Works® naturally derived home care products, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration products, and Burt’s Bees® and güd® natural personal care products. The Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

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

  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived home care products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, Aplicare®, HealthLink® and Clorox HealthcareTM brands.

  Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

  Lifestyle consists of food products, water-filtration systems and filters and natural personal care products marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, K C Masterpiece® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® and güd® brands.

  International consists of products sold outside the United States. Products within this segment include laundry, homecare, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, K C Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

	Three Months Ended			% of Net Sales
	9/30/2012	9/30/2011	% Change	9/30/2012	9/30/2011
Diluted net earnings per share	$1.01	$0.98	3%
Net sales	$1,338	$1,305	3%	100%	100%
Gross profit	574	546	5	42.9	41.8
Selling and administrative expenses	195	190	3	14.6	14.6
Advertising costs	122	118	3	9.1	9.0
Research and development costs	30	28	7	2.2	2.1

Diluted net earnings per share increased $0.03 primarily due to gross margin expansion driven by the benefits of cost savings and price increases. These factors were partially offset by inflationary pressures impacting manufacturing and logistics costs and other supply chain costs; unfavorable foreign currency exchange rates; and higher selling and administrative costs, primarily due to higher employee incentive compensation and benefit costs and investments in information technology (IT) systems.

Net sales increased while volume decreased in the current period. The volume decline of 1% was driven by lower shipments of Kingsford® charcoal products, primarily due to a price increase; the exit from nonstrategic export businesses; lower shipments of Pine-Sol® cleaners, primarily due to a recent price increase and category softness; and lower shipments of Clorox 2® stain fighter and color booster, primarily due to category softness and distribution losses. These decreases were partially offset by higher shipments in the professional products business, primarily due to the benefit of acquisitions in fiscal year 2012; higher shipments of Clorox® disinfecting wipes behind strong merchandising activities; and higher shipments of Glad® OdorShield® trash bags with Febreze®, primarily due to new products and merchandising events. Net sales growth outpaced volume primarily due to the benefit of price increases (approximately 340 basis points), partially offset by unfavorable foreign currency exchange rates (approximately 80 basis points).

Gross margin percentage, defined as gross profit as a percentage of net sales, increased in the current period. The increase was primarily driven by 170 basis points from the benefit of cost savings and 160 basis points from price increases. These factors were partially offset by 130 basis points from inflation impacting manufacturing and logistics costs and other supply chain costs.

Selling and administrative expenses increased in the current period, primarily due to higher employee incentive compensation and benefit costs, investments in IT systems, and international inflation, primarily in Argentina. These increases were partially offset by prior period advisory fees related to a withdrawn proxy contest.

Advertising costs slightly increased as a percentage of net sales in the current period, primarily in support of new products, including the launch of concentrated Clorox® liquid bleach.

Research and development costs remained essentially flat as a percentage of net sales as the Company continued to support its new products and established brands with an emphasis on innovation.

Interest expense increased from $29 in the prior period to $33 in the current period, primarily due to an increase in average long-term debt.

Other income, net, was $0 in the current period and $6 in the prior period. Other income, net, in the prior period included $3 from transition services related to the Company’s sale of its global auto care businesses and $2 of income from equity investees.

The effective tax rate was 31.6% in the current period and 30.5% in the prior period. The lower rate in the prior period was primarily due to lower tax on foreign earnings. The current and prior periods also reflected benefits from tax settlements.

SEGMENT RESULTS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended
	9/30/2012	9/30/2011	% Change
Net sales	$472	$439	8%
Earnings before income taxes	120	108	11

Net sales, volume and earnings before income taxes increased in the current period.

Volume growth of 4% in the current quarter was primarily driven by higher shipments in the professional products business, primarily due to the benefit of acquisitions in fiscal year 2012, and higher shipments of Clorox® disinfecting wipes behind increased merchandising activity for back-to-school events and cold-and-flu seasons. These increases were partially offset by lower shipments of Pine-Sol® cleaners, primarily due to a recent price increase and category softness; and lower shipments of Clorox 2® stain fighter and color booster, primarily due to category softness and distribution losses. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 290 basis points). The increase in earnings before income taxes was primarily due to $7 of cost savings, including the reformulation of Pine-Sol® cleaners, concentrated Clorox® liquid bleach and package redesign, and various manufacturing efficiencies; and $5 from the benefit of price increases. These increases were partially offset by $4 of unfavorable product mix.

Household

	Three Months Ended
	9/30/2012	9/30/2011	% Change
Net sales	$355	$366	(3)%
Earnings before income taxes	50	42	19

Net sales and volume decreased while earnings before income taxes increased in the current period.

Volume decline of 7% was primarily driven by lower shipments of Kingsford® charcoal products, primarily due to a price increase, and lower shipments of Fresh Step® cat litter behind price increases and increased competitive activity; partially offset by higher shipments of Glad® OdorShield® trash bags with Febreze®, primarily due to new products and merchandising events. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 330 basis points). The increase in earnings before income taxes was primarily due to $8 of cost savings related to various manufacturing efficiencies; partially offset by lower net sales.

Lifestyle

	Three Months Ended
	9/30/2012	9/30/2011	% Change
Net sales	$208	$206	1%
Earnings before income taxes	56	55	2

Net sales and earnings before income taxes increased while volume decreased in the current period.

Volume decline of 1% was primarily driven by lower shipments of K C Masterpiece® sauces, primarily due to strong competitive activity; Brita® water-filtration products, primarily faucet mount products, and the Brita Bottle® compared to strong volume behind the new product launch in the prior period; and Burt’s Bees® natural personal care products, following 18% volume growth in the prior period. These decreases were partially offset by the benefit of an acquisition in fiscal year 2012 and higher shipments of bottled Hidden Valley® salad dressings behind strong merchandising support. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 170 basis points). The increase in earnings before income taxes was primarily due to $3 of cost savings related to various manufacturing efficiencies.

International

	Three Months Ended
	9/30/2012	9/30/2011	% Change
Net sales	$303	$294	3%
Earnings before income taxes	28	40	(30)

Net sales increased while volume and earnings before income taxes decreased in the current period.

Volume decline of 2% was primarily due to the exit from nonstrategic export businesses, partially offset by higher shipments in Asia and Argentina. Net sales growth outpaced volume growth primarily due to the benefit of price increases (approximately 540 basis points) and favorable product mix (approximately 170 basis points), partially offset by unfavorable foreign currency exchange rates (approximately 340 basis points). The decrease in earnings before income taxes was primarily due to $10 of higher manufacturing and logistics costs, primarily due to the impact of inflationary pressures in Argentina and Venezuela; $6 from unfavorable foreign currency exchange rates, $5 of higher selling and administrative costs associated with IT systems implementation in Latin America and other individually smaller items. These decreases were partially offset by $15 from the benefit of price increases and $4 of cost savings, primarily related to various manufacturing efficiencies.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate.

	Three Months Ended
	9/30/2012	9/30/2011	% Change
Losses before income taxes	$60	$58	3%

The increase in losses before income taxes attributable to Corporate was primarily due to higher interest expense as a result of an increase in average long-term debt, higher employee incentive compensation and benefit costs and higher expenses related to the Company’s new facility in Pleasanton, Calif. These factors were partially offset by fees related to a withdrawn proxy contest in the prior period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of September 30, 2012. Net cash provided by operations was $208 for the current period, compared with $131 in the prior period. The increase was primarily driven by favorable changes in working capital.

Investing Activities

Capital expenditures were $54 in the current period, compared with $37 in the prior period. Capital spending as a percentage of net sales was 4.0% in the current period, compared with 2.8% in the prior period. The increase in capital expenditures was primarily due to investments in the Company’s new Pleasanton, Calif. facility and IT systems implementation.

Financing Activities

In September 2012, the Company issued $600 of senior notes with an annual fixed interest rate of 3.05% under its existing shelf registration statement. The notes are payable semi-annually in March and September and have a maturity date of September 15, 2022. Net proceeds were used to repay commercial paper and all of the Company’s $350 senior notes with an annual fixed interest rate of 5.45% upon maturity in October 2012. The notes rank equally with all of the Company’s existing and future senior indebtedness.

Net cash provided by (used for) financing activities was $242 in the current period, compared with $(77) in the prior period. The increase was primarily driven by proceeds from the $600 senior notes issued in September 2012, partially offset by the use of the proceeds to repay commercial paper.

As of September 30, 2012 and June 30, 2012, the Company had $0 and $289, respectively, of commercial paper outstanding. The outstanding commercial paper as of June 30, 2012 had a weighted average interest rate of 0.46%. The average amount of commercial paper outstanding was $196 and $452 for the three months ended September 30, 2012 and 2011, respectively, at a weighted average interest rate of 0.45% and 0.36%, respectively.

Credit Arrangements

As of September 30, 2012, the Company had a $1.1 billion revolving credit agreement with an expiration date of May 2017. There were no borrowings under the agreement, and the Company believes that borrowings under the revolving credit facility are and will continue to be available for general corporate purposes. The agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation, amortization and other items (EBITDA) for the trailing four quarters (EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.50. EBITDA, as defined, includes adjustments to exclude results from discontinued operations, and may not be comparable to similarly titled measures used by other entities.

The following table sets forth the calculation of the EBITDA ratio as of September 30, using EBITDA for the trailing four quarters, as contractually defined in the periods presented:

	2012	2011
Net earnings	$546	$471
Add back:
Interest expense	129	120
Income tax expense	252	413
Depreciation and amortization	176	174
Goodwill impairment charge	-	258
Deduct:
Interest income	2	3
Gain on sale	-	326
EBITDA	$1,101	$1,107
Total debt	$3,021	$2,562
EBITDA ratio	2.74	2.31

The Company is in compliance with all restrictive covenants and limitations as of September 30, 2012. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit facility, and currently expects that any drawing on the facility will be fully funded.

The Company had $45 of foreign and other credit lines as of September 30, 2012, of which $38 was available for borrowing.

CONTINGENCIES

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 as of both September 30, 2012 and June 30, 2012, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both September 30, 2012 and June 30, 2012. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

On October 9, 2012, an appellate court hearing was re-convened from an August 2012 continuance in a lawsuit pending in Brazil against the Company and one of its wholly-owned subsidiaries, The Glad Products Company (“Glad”), which resulted in an unfavorable decision against the Company and Glad. The pending lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively “Petroplus”) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, “Clorox Subsidiaries”). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (“ICC”) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in numerous rulings in 2001 through 2003, reaching a final decision against Petroplus in November 2003 (“Final ICC Arbitration Award”). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (“Foreign Judgment”), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (“U.S. Judgment”). Despite this, in March 2008 a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuation as of September 30, 2012, was approximately $34.

Because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Prior to the recent appellate court hearing, the Company viewed a potential loss in excess of amounts accrued in connection with this matter as remote. Based on the unfavorable appellate court decision, the Company now believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, although it is unable to reasonably estimate the amount of any such additional loss. The Company continues to believe that its defenses are meritorious, and plans to appeal the decision to one or both of the highest courts of Brazil, which could take years to resolve. Expenses related to this litigation and any potential additional loss would be reflected in Discontinued Operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

Glad and the Clorox Subsidiaries have also filed separate lawsuits against Petroplus alleging misuse of the STP trademark and related matters, which are currently pending before Brazilian courts.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on the Company’s analysis of these claims and litigation, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for or disclosed, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

OFF-BALANCE SHEET ARRANGEMENTS

In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) that have terms that vary in duration and in the potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any payments relating to its indemnifications, and believes that any reasonably possible payments would not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

As of September 30, 2012, the Company was a party to a letter of credit of $14, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on the aforementioned guarantees as of September 30, 2012.

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as updated from time to time in the Company’s Securities and Exchange Commission (SEC) filings. These factors include, but are not limited to the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, sodium hypochlorite, high-strength bleach, agricultural commodities and other raw materials; increases in energy costs; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and other restructuring plans; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in relationships with suppliers, including sole-source or single-source suppliers; risks related to the handling and/or transportation of hazardous substances, including, but not limited to, chlorine; the success of the Company’s strategies; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology, procure to pay and other key services by third parties; risks relating to acquisitions, mergers and divestitures, and the costs associated therewith; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers, and the need to refine controls to adjust for accounting, financial reporting and other organizational changes or business conditions; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation, including class action litigation and International litigation; risks related to maintaining and updating the Company’s information systems, including potential disruptions, costs and the ability of the Company to implement adequate information systems in order to support the current business and to support the Company’s potential growth; the ability of the Company to develop commercially successful products that delight the consumer; consumer and customer reaction to price changes; actions by competitors; risks related to customer concentration; customer-specific ordering patterns and trends; risks arising out of natural disasters; the impact of disease outbreaks or pandemics on the Company’s, suppliers’ or customers’ operations; changes in the Company’s tax rate; unfavorable worldwide, regional or local general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers; foreign currency exchange rate fluctuations and other risks of international operations, including government-imposed price controls; unfavorable political conditions in the countries where we do business and other operational risks in such countries; the impact of the volatility of the debt and equity markets on the Company’s cost of borrowing, cost of capital and access to funds, including commercial paper and the Company’s credit facility; risks relating to changes in the Company’s capital structure, including risks related to the Company’s ability to implement share repurchase plans and the impact thereof on the Company’s capital structure and earnings per share; the impact of any unanticipated restructuring or asset-impairment charges and the ability of the Company to successfully implement restructuring plans; risks arising from declines in cash flow, whether resulting from declining sales, declining product categories, higher cost levels, tax payments, debt payments, share repurchases, higher capital spending, interest cost increases greater than management’s expectations, interest rate fluctuations, increases in debt or changes in credit ratings, or otherwise; the costs and availability of shipping and transport services; potential costs in the event of stockholder activism; and the Company’s ability to maintain its business reputation and the reputation of its brands.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk since June 30, 2012. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2013.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to 31, 2012	1,280	$72.88	-	$821,030,117
August 1 to 31, 2012	92,816	$72.31	-	$821,030,117
September 1 to 30, 2012	-	$-	-	$821,030,117
Total	94,096	$72.32	-	$821,030,117
____________________

(1)	The total shares purchased in July 2012 and August 2012 relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted shares and the distribution of performance units.

(2)	As of September 30, 2012, all of the $750,000,000 share repurchase program approved by the board of directors on May 18, 2011, remained available for repurchase, and $71,030,117 of the $750,000,000 share repurchase program approved by the board of directors on May 13, 2008, remained available for repurchase. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and, therefore, is not included in column [d] above. On November 15, 2005, the Board of Directors approved the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits

4.1		Form of Fourth Supplemental Indenture, to be dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee, (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed September 11, 2012, incorporated herein by reference.)

10.1		Underwriting Agreement dated as of September 10, 2012 (filed as Exhibit 1.1 to the Current Report on Form 8-K, filed September 11, 2012, incorporated herein by reference.)

10.2	*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan dated as of September 11, 2012.

31.1		Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 2, 2012	BY	/s/ Susan A. Gentile
Susan A. Gentile
Vice President – Controller and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

10.2	*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan dated as of September 11, 2012.

31.1		Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 3, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(*)		Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.