Form 10-Q
period 2012-12-31
CLOROX CO /DE/
filed 2013-02-05
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012.

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

As of January 31, 2013, there were 130,962,056 shares outstanding of the registrant’s common stock ($1.00 – par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(In millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Net sales	$1,325	$1,221	$2,663	$2,526
Cost of products sold	762	714	1,526	1,473
Gross profit	563	507	1,137	1,053

Selling and administrative expenses	204	184	399	374
Advertising costs	116	115	238	233
Research and development costs	31	29	61	57
Interest expense	33	30	66	59
Other income, net	(9)	(6)	(9)	(12)
Earnings before income taxes	188	155	382	342
Income taxes	65	50	126	107
Net earnings	$123	$105	$256	$235

Net earnings per share
Basic	$0.94	$0.79	$1.96	$1.78
Diluted	$0.93	$0.79	$1.94	$1.76

Weighted average shares outstanding (in thousands)
Basic	130,991	131,112	130,630	131,540
Diluted	132,444	132,358	132,120	133,022

Dividend declared per share	$0.64	$0.60	$1.28	$1.20

Comprehensive income	$116	$96	$276	$162

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(In millions, except share and per share amounts)

	12/31/2012	6/30/2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$445	$267
Receivables, net	511	576
Inventories, net	444	384
Other current assets	152	149
Total current assets	1,552	1,376
Property, plant and equipment, net of accumulated depreciation
of $1,779 and $1,804, respectively	1,051	1,081
Goodwill	1,119	1,112
Trademarks, net	556	556
Other intangible assets, net	79	86
Other assets	145	144
Total assets	$4,502	$4,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Notes and loans payable	$5	$300
Current maturities of long-term debt	500	850
Accounts payable	365	412
Accrued liabilities	493	494
Income taxes payable	10	5
Total current liabilities	1,373	2,061
Long-term debt	2,169	1,571
Other liabilities	788	739
Deferred income taxes	116	119
Total liabilities	4,446	4,490

Contingencies

Stockholders’ equity (deficit)
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at both December 31, 2012 and June 30, 2012; and 130,862,243 and 129,562,082
shares outstanding at December 31, 2012 and June 30, 2012, respectively	159	159
Additional paid-in capital	644	633
Retained earnings	1,430	1,350
Treasury shares, at cost: 27,879,218 and 29,179,379 shares
at December 31, 2012 and June 30, 2012, respectively	(1,801)	(1,881)
Accumulated other comprehensive net losses	(376)	(396)
Stockholders’ equity (deficit)	56	(135)
Total liabilities and stockholders’ equity (deficit)	$4,502	$4,355

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2012	12/31/2011
Operating activities:
Net earnings	$256	$235
Adjustments to reconcile earnings from operations:
Depreciation and amortization	90	89
Share-based compensation	18	11
Deferred income taxes	(2)	3
Other	13	(29)
Changes in:
Receivables, net	71	35
Inventories, net	(57)	(65)
Other current assets	3	-
Accounts payable and accrued liabilities	(59)	(100)
Income taxes payable	(8)	(11)
Net cash provided by operations	325	168

Investing activities:
Capital expenditures	(102)	(82)
Proceeds from sale-leaseback, net of transaction costs	108	-
Businesses acquired, net of cash acquired	-	(93)
Other	-	12
Net cash provided by (used for) investing activities	6	(163)

Financing activities:
Notes and loans payable, net	(295)	14
Long-term debt borrowings, net of issuance costs	593	297
Long-term debt repayments	(350)	-
Treasury stock purchased	-	(158)
Cash dividends paid	(167)	(159)
Issuance of common stock for employee stock plans and other	64	44
Net cash (used for) provided by financing activities	(155)	38
Effect of exchange rate changes on cash and cash equivalents	2	(5)
Net increase in cash and cash equivalents	178	38
Cash and cash equivalents:
Beginning of period	267	259
End of period	$445	$297

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2012 and 2011, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013, or for any future period.

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

NOTE 2. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	12/31/2012	6/30/2012
Finished goods	$334	$307
Raw materials and packaging	157	120
Work in process	5	4
LIFO allowances	(42)	(37)
Allowances for obsolescence	(10)	(10)
Total	$444	$384

NOTE 3. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	12/31/2012	6/30/2012
Employee benefit obligations	$325	$312
Venture agreement net terminal obligation	283	281
Taxes	68	82
Other	112	64
Total	$788	$739

In December 2012, the Company completed a sale-leaseback transaction under which it sold its general office building in Oakland, Calif. to an unrelated party for net proceeds of $108 and entered into a 15-year operating lease agreement with the buyer for a portion of the building. The Company recorded a liability of $52 ($3 of which is included in accrued liabilities) for the portion of the total gain on the sale that is equivalent to the present value of the lease payments and will amortize such amount to earnings ratably over the lease term. The Company recorded a gain upon sale of $6, which is included in other income, net, in the condensed consolidated statements of earnings and comprehensive income.

NOTE 4. DEBT

In October 2012, $350 in senior notes with an annual fixed interest rate of 5.45% became due and was paid. The repayment was funded with a portion of the proceeds from the issuance of $600 in senior notes in September 2012 with an annual fixed interest rate of 3.05%. The notes were issued under the Company’s existing shelf registration statement, with interest payable semi-annually in March and September and a maturity date of September 15, 2022. The remaining net proceeds were used to repay commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

NOTE 5. NET EARNINGS PER SHARE

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net earnings per share (EPS) to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Basic	130,991	131,112	130,630	131,540
Dilutive effect of stock options and other	1,453	1,246	1,490	1,482
Diluted	132,444	132,358	132,120	133,022

During the three and six months ended December 31, 2012, the Company included all stock options to purchase shares of the Company’s common stock in the calculations of diluted net EPS because the average market price of all outstanding grants was greater than the exercise price.

During the three and six months ended December 31, 2011, the Company did not include stock options to purchase approximately 3.8 million shares and 1.9 million shares, respectively, of the Company’s common stock in the calculations of diluted net EPS because their exercise price was greater than the average market price, making them anti-dilutive.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income is defined as net earnings and other changes in stockholders’ equity (deficit) from transactions and other events from sources other than stockholders. Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Net earnings	$123	105	$256	235
Other comprehensive income (losses), net of tax:
Foreign currency translation adjustments	(9)	2	18	(37)
Net derivative adjustments	1	(12)	-	(35)
Pension and postretirement benefit adjustments	1	1	2	(1)
Total	$116	$96	$276	$162

NOTE 7. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings before income taxes was 34.3% and 32.9% for the three and six months ended December 31, 2012, respectively, and 32.4% and 31.3% for the three and six months ended December 31, 2011, respectively. The lower tax rates for the three and six months ended December 31, 2011 were primarily due to lower tax on foreign earnings. The current and prior year periods also reflect benefits from tax settlements.

The balance of unrecognized tax benefits as of December 31, 2012 and June 30, 2012, included potential benefits of $54 and $56, respectively, which, if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total balance of accrued interest and penalties related to uncertain tax positions was $7 as of both December 31, 2012 and June 30, 2012. Interest and penalties included in income tax expense resulted in net benefits of $0 for both the three and six months ended December 31, 2012, and net benefits of $0 and $3 for the three and six months ended December 31, 2011, respectively.

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

NOTE 8. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plan:

	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Service cost	$1	$-	$2	$1
Interest cost	6	7	12	14
Expected return on plan assets	(8)	(7)	(15)	(15)
Amortization of unrecognized items	4	2	6	4
Total	$3	$2	$5	$4

The net periodic benefit cost for the Company’s retirement health care plans was $1 for both the three and six months ended December 31, 2012, and less than $1 for both the three and six months ended December 31, 2011.

NOTE 9. CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 as of both December 31, 2012 and June 30, 2012, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both December 31, 2012 and June 30, 2012. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, an appellate court hearing was re-convened from an August 2012 continuance in a lawsuit pending in Brazil against the Company and one of its wholly-owned subsidiaries, The Glad Products Company (“Glad”), which resulted in an unfavorable decision against the Company and Glad. The pending lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively “Petroplus”) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, “Clorox Subsidiaries”). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (“ICC”) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in numerous rulings in 2001 through 2003, reaching a final decision against Petroplus in November 2003 (“Final ICC Arbitration Award”). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (“Foreign Judgment”), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (“U.S. Judgment”). Despite this, in March 2008 a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuation as of December 31, 2012, was approximately $35.

NOTE 9. CONTINGENCIES AND GUARANTEES (Continued)

Among other defenses, because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Based on the unfavorable appellate court decision, the Company believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, and that the estimated range of such loss in this matter is from $0 to $29. The Company continues to believe that its defenses are meritorious, and plans to appeal the decision to one or both of the highest courts of Brazil, which could take years to resolve. Expenses related to this litigation and any potential additional loss would be reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company plans to appeal this decision.

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

As of December 31, 2012, the Company was a party to a letter of credit of $14, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on the aforementioned guarantees as of December 31, 2012.

NOTE 10. SEGMENT RESULTS

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International.

  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, Aplicare®, HealthLink® and Clorox HealthcareTM brands.

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

NOTE 10. SEGMENT RESULTS (Continued)

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, other investments and deferred taxes.

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings (losses) before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate.

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Cleaning	$425	$370	$897	$809
Household	357	334	712	700
Lifestyle	237	219	445	425
International	306	298	609	592
Total	$1,325	$1,221	$2,663	$2,526

	Earnings (losses) before income taxes
	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Cleaning	$100	$78	$220	$186
Household	56	34	106	76
Lifestyle	70	69	126	124
International	25	33	53	73
Corporate	(63)	(59)	(123)	(117)
Total	$188	$155	$382	$342

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% and 26% for the three and six months ended December 31, 2012, respectively, and 26% for both the three and six months ended December 31, 2011.

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

As of December 31, 2012 and June 30, 2012, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year included derivative financial instruments, which were all level 2.

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

As of December 31, 2012, the net notional value of commodity derivatives was $25, of which $13 related to jet fuel and $12 related to soybean oil. As of June 30, 2012, the net notional value of commodity derivatives was $39, of which $22 related to jet fuel, $14 related to soybean oil and $3 related to crude oil.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate forward contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate forward contracts generally have durations of less than twelve months. The interest rate contracts are measured at fair value using information quoted by U.S. government bond dealers. During the six months ended December 31, 2012 and 2011, the Company paid $4 and $36 to settle interest rate forward contracts, respectively, which were reflected in operating cash flows.

NOTE 11. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

As of December 31, 2012 and June 30, 2012, the net notional value of interest rate forward contracts was $0 and $250, respectively. The contracts outstanding as of June 30, 2012 were related to the anticipated issuance of long-term debt issued in September 2012.

Foreign Currency Risk Management

The Company may also enter into certain over-the-counter foreign currency-related derivative contracts to manage a portion of the Company’s foreign exchange risk associated with the purchase of inventory and certain intercompany transactions between subsidiaries in Canada and the U.S. These foreign currency contracts generally have durations of no longer than 20 months. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.

The net notional values of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand to hedge forecasted purchases of inventory were $40, $30 and $1, respectively, as of December 31, 2012, and $28, $0 and $0, respectively, as of June 30, 2012. The net notional value of outstanding foreign currency forward contracts used by the Company to economically hedge foreign exchange risk associated with certain intercompany transactions was $17 as of both December 31, 2012 and June 30, 2012.

Counterparty Risk Management

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. The fair value of derivative instruments subject to such terms was $0 and $4 as of December 31, 2012 and June 30, 2012, respectively, and was reflected in accrued liabilities in the condensed consolidated balance sheets. As of December 31, 2012, the Company was not required to post any collateral.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of December 31, 2012, the Company and each of its counterparties maintained investment grade ratings with both Standard & Poor’s and Moody’s.

Fair Value of Derivative Instruments

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as an accounting hedge, and, if so, on the type of hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges. The Company does not designate its foreign currency forward contracts for intercompany transactions as accounting hedges. During the three and six months ended December 31, 2012 and 2011, respectively, the Company had no hedging instruments designated as fair value hedges. The Company’s derivative instruments were recorded at fair value in the condensed consolidated balance sheets and were not significant.

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss in OCI as of December 31, 2012, expected to be reclassified into earnings within the next twelve months is $3. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and six months ended December 31, 2012 and 2011, respectively, hedge ineffectiveness was not material. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments not designated as accounting hedges are recorded in other income, net.

NOTE 11. FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS (Continued)

The effects of derivative instruments designated as hedging instruments on OCI and the condensed consolidated statements of earnings and comprehensive income were as follows:

	(Loss) gain recognized in OCI
	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Commodity purchase contracts	$-	$2	$2	$-
Interest rate contracts	-	1	(1)	(36)
Foreign exchange contracts	1	(1)	(1)	2
Total	$1	$2	$-	$(34)

	(Loss) gain reclassified from OCI and recognized in earnings
	Three Months Ended		Six Months Ended
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Commodity purchase contracts	$-	$1	$-	$2
Interest rate contracts	(1)	-	(2)	-
Foreign exchange contracts	-	1	-	-
Total	$(1)	$2	$(2)	$2

The losses reclassified from OCI and recognized in earnings during the three and six months ended December 31, 2012 for interest rate contracts were included in interest expense.

The gains reclassified from OCI and recognized in earnings during the three and six months ended December 31, 2011 for commodity purchase contracts and foreign exchange contracts were included in cost of products sold.

The gain from derivatives not designated as accounting hedges was $0 and $1 for the three and six months ended December 31, 2012, respectively, and $0 for both the three and six months ended December 31, 2011. Amounts recorded in fiscal year 2013 were reflected in other income, net.

Other

The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximate their fair values as of December 31, 2012 and June 30, 2012, due to their short maturity and nature. The estimated fair value of long-term debt, including current maturities, was $2,847 and $2,606 as of December 31, 2012 and June 30, 2012, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as level 2. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the Securities and Exchange Commission (SEC) on August 24, 2012, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Unless otherwise noted, MD&A compares the three and six months ended December 31, 2012 (the current periods) to the three and six months ended December 31, 2011 (the prior periods) using percentages and basis point changes calculated on a rounded basis.

The following sections are included herein:

  Overview
  Results of Operations
  Financial Condition, Liquidity and Capital Resources
  Contingencies
  Off-Balance Sheet Arrangements

OVERVIEW

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer and professional products with approximately 8,400 employees worldwide as of December 31, 2012. Clorox sells its products primarily through mass merchandisers, grocery stores, other retail outlets, distributors and medical supply providers. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Clorox Healthcare™, HealthLink®, Aplicare® and Dispatch® products, Green Works® naturally derived products, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration products, and Burt’s Bees® and güd® natural personal care products. The Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

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

  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, Aplicare®, HealthLink® and Clorox HealthcareTM brands.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

	Three Months Ended			% of Net Sales
	12/31/2012	12/31/2011	% Change	12/31/2012	12/31/2011
Diluted net earnings per share	$0.93	$0.79	18%
Net sales	$1,325	$1,221	9%	100%	100%
Gross profit	563	507	11	42.5	41.5
Selling and administrative expenses	204	184	11	15.4	15.1
Advertising costs	116	115	1	8.8	9.4
Research and development costs	31	29	7	2.3	2.4

	Six Months Ended			% of Net Sales
	12/31/2012	12/31/2011	% Change	12/31/2012	12/31/2011
Diluted net earnings per share	$1.94	$1.76	10%
Net sales	$2,663	$2,526	5%	100%	100%
Gross profit	1,137	1,053	8	42.7	41.7
Selling and administrative expenses	399	374	7	15.0	14.8
Advertising costs	238	233	2	8.9	9.2
Research and development costs	61	57	7	2.3	2.3

Diluted net earnings per share increased $0.14 and $0.18 in the current periods, respectively, primarily due to higher volume and the benefits of cost savings and price increases. These factors were partially offset by higher manufacturing and logistics costs, which include the impact of inflationary pressures; and higher selling and administrative costs, primarily due to higher employee incentive compensation and benefit costs, information technology (IT) systems implementation in Latin America, and the effects of international inflation, primarily in Argentina and Venezuela.

Net sales and volume increased in the current periods. The volume increase of 5% in the current quarter was driven by higher shipments in the professional products business, primarily due to the benefit of acquisitions in fiscal year 2012; higher shipments of Clorox® disinfecting wipes behind strong merchandising activity for cold-and-flu season; higher shipments of Burt’s Bees® natural personal care products, primarily due to base business strength, innovation and promotional events; higher shipments of the new concentrated Clorox® liquid bleach; and higher shipments of bottled Hidden Valley® salad dressings, primarily due to merchandising and promotional activities. These increases were partially offset by lower shipments of Glad® food storage products, primarily due to distribution losses; and lower shipments in Canada and Argentina. Net sales growth outpaced volume growth primarily due to the benefit of price increases (250 basis points).

The volume increase of 2% in the current six-month period was driven by higher shipments in the professional products business, primarily due to the benefit of acquisitions in fiscal year 2012; higher shipments of Clorox® disinfecting wipes, primarily due to strong merchandising activities; higher shipments of the new concentrated Clorox® liquid bleach; higher shipments of bottled Hidden Valley® salad dressings, primarily due to merchandising and promotional activities; and higher shipments of Burt’s Bees® natural personal care products, primarily due to base business strength, innovation and promotional events. These increases were partially offset by the exit from nonstrategic export businesses; lower shipments of Kingsford® charcoal products, primarily due to a prior year price increase; lower shipments of Clorox 2® stain fighter and color booster, primarily due to category softness, distribution losses and lower merchandising and promotional events; and lower shipments of Glad® food storage products, primarily due to distribution losses. Net sales growth outpaced volume growth primarily due to the benefit of price increases (300 basis points).

Gross margin percentage, defined as gross profit as a percentage of net sales, increased in the current periods. The increase in the current quarter was driven by 190 basis points from the benefit of cost savings and 120 basis points from price increases; partially offset by 200 basis points from higher manufacturing and logistics costs, which include the impact of inflationary pressures.

The gross margin percentage increase in the current six-month period was driven by 180 basis points from the benefit of cost savings and 140 basis points from price increases; partially offset by 190 basis points from higher manufacturing and logistics costs, which include the impact of inflationary pressures, and other supply chain costs.

Selling and administrative expenses increased in the current periods. The increase in the current quarter was primarily due to higher employee incentive compensation and benefit costs; international inflation, primarily in Argentina; and IT systems implementation in Latin America.

The increase in the current six-month period was primarily due to higher employee incentive compensation and benefit costs, IT systems implementation in Latin America, and international inflation, primarily in Argentina and Venezuela; partially offset by prior period advisory fees related to a withdrawn proxy contest.

Advertising costs slightly increased in the current periods and remained essentially flat as a percentage of net sales. Activity in the current periods reflected new product support, including the launch of new concentrated Clorox® liquid bleach.

Research and development costs remained essentially flat as a percentage of net sales in the current periods as the Company continued to support its new products and established brands with an emphasis on innovation.

Interest expense increased $3 and $7, in the current periods, respectively, primarily due to an increase in average long-term debt balances.

Other income, net, was $9 in both current periods, and $6 and $12 in the prior periods, respectively. Other income, net, in the current quarter included a gain of $6 recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building, and $4 of income from equity investees. Other income, net, in the prior quarter included $4 of income from equity investees and $2 of income from transition services related to the Company’s sale of its global auto care businesses.

Other income, net, in the current six-month period included $7 of income from equity investees and a gain of $6 recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building, partially offset by $5 of amortization of trademarks and other intangible assets. Other income, net, in the prior six-month period included $6 of equity in earnings of unconsolidated affiliates and $4 of income from transition services related to the Company’s sale of its global auto care businesses.

The effective tax rate was 34.3% and 32.9% for the current periods, respectively, and 32.4% and 31.3% for the prior periods, respectively. The lower tax rates for the prior periods were primarily due to lower tax on foreign earnings. The current and prior year periods also reflect benefits from tax settlements.

SEGMENT RESULTS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended			Six Months Ended
	12/31/2012	12/31/2011	% Change	12/31/2012	12/31/2011	% Change
Net sales	$425	$370	15%	$897	$809	11%
Earnings before income taxes	100	78	28	220	186	18

Net sales, volume and earnings before income taxes increased in the current periods.

Volume growth of 13% in the current quarter was driven by higher shipments in the professional products business, primarily due to the benefit of acquisitions in fiscal year 2012; higher shipments of Clorox® disinfecting wipes behind strong merchandising activity for cold-and-flu season; and higher shipments of the new concentrated Clorox® liquid bleach. These increases were partially offset by lower shipments of Clorox 2® stain fighter and color booster, primarily due to category softness, lower merchandising events and distribution losses. Net sales growth outpaced volume growth primarily due to the benefit of price increases (160 basis points). The increase in earnings before income taxes was primarily due to higher net sales, and $8 of cost savings related to projects that included the new concentrated Clorox® liquid bleach and package redesign, reformulation of Pine-Sol® cleaners, and various manufacturing efficiencies. These increases were partially offset by $8 of higher manufacturing and logistics and other supply chain costs.

Volume growth of 8% in the current six-month period was driven by higher shipments in the professional products business, primarily due to the benefit of acquisitions in fiscal year 2012; higher shipments of Clorox® disinfecting wipes behind increased merchandising activity for back-to-school events and cold-and-flu season; and higher shipments of the new concentrated Clorox® liquid bleach. These increases were partially offset by lower shipments of Clorox 2® stain fighter and color booster, lower merchandising and promotional events; and lower shipments of Pine-Sol® cleaners, primarily due to a recent price increase and category softness. Net sales growth outpaced volume growth primarily due to the benefit of price increases (230 basis points). The increase in earnings before income taxes was primarily due to higher net sales and $15 of cost savings related to projects that included the reformulation of Pine-Sol® cleaners, new concentrated Clorox® liquid bleach and package redesign, and various manufacturing efficiencies. These increases were partially offset by $11 of higher manufacturing and logistics and other supply chain costs, and $10 of unfavorable product mix.

Household

	Three Months Ended			Six Months Ended
	12/31/2012	12/31/2011	% Change	12/31/2012	12/31/2011	% Change
Net sales	$357	$334	7%	$712	$700	2%
Earnings before income taxes	56	34	65	106	76	39

Net sales, volume and earnings before income taxes increased in the current quarter. Net sales and earnings before income taxes increased, while volume decreased in the current six-month period.

Volume growth of 1% in the current quarter was driven by higher shipments in Kingsford® and Match Light® charcoal products. These increases were partially offset by lower shipments of Glad® base food bags, primarily due to distribution losses. Net sales growth outpaced volume growth primarily due to the benefit of price increases (310 basis points) and favorable product mix (230 basis points). The increase in earnings before income taxes was primarily due to higher net sales and $9 of cost savings related various manufacturing efficiencies.

Volume decline of 3% in the current six-month period was driven by lower shipments of Kingsford® charcoal products, primarily due to a prior year price increase; and lower shipments of Glad® base food bags, primarily due to distribution losses. Net sales growth outpaced volume primarily due to the benefit of price increases (320 basis points) and favorable product mix (120 basis points). The increase in earnings before income taxes was primarily due to $17 of cost savings related to various manufacturing efficiencies and $9 from the benefit of price increases.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2012	12/31/2011	% Change	12/31/2012	12/31/2011	% Change
Net sales	$237	$219	8%	$445	$425	5%
Earnings before income taxes	70	69	1	126	124	2

Net sales, volume and earnings before income taxes increased in the current periods.

Volume growth of 7% in the current quarter was driven by higher shipments of Burt’s Bees® natural personal care products, primarily due to base business strength, innovation and promotional events; and higher shipments of bottled Hidden Valley® salad dressings, primarily due to strong merchandising support and promotions. These increases were partially offset by lower shipments of Brita® pour-through water-filtration products primarily due to category softness. Net sales growth outpaced volume growth primarily due to the benefit of price increases (100 basis points). The increase in earnings before income taxes was primarily due to higher net sales and $3 of cost savings related to various manufacturing efficiencies; partially offset by $3 of higher selling and administrative costs, and $2 of advertising and sales promotion expenses.

Volume growth of 3% in the current six-month period was driven by higher shipments of bottled Hidden Valley® salad dressings, primarily due to strong merchandising support and promotions; and higher shipments of Burt’s Bees® natural personal care products due to base business strength, innovation and promotional events. These increases were partially offset by lower shipments of Brita® pour-through water-filtration products, primarily due to category softness. Net sales growth outpaced volume growth primarily due to the benefit of price increases (140 basis points). The increase in earnings before income taxes was primarily due to higher net sales and $6 of cost savings related to various manufacturing efficiencies.

International

	Three Months Ended			Six Months Ended
	12/31/2012	12/31/2011	% Change	12/31/2012	12/31/2011	% Change
Net sales	$306	$298	3%	$609	$592	3%
Earnings before income taxes	25	33	(24)	53	73	(27)

Net sales increased, while volume and earnings before income taxes decreased in the current periods.

Volume decline of 3% in the current period was driven by lower shipments in Canada and Argentina, partially offset by higher shipments in Asia. Net sales growth outpaced volume primarily due to the benefit of price increases (420 basis points). The decrease in earnings before income taxes was primarily due to $13 of higher manufacturing and logistics and other supply chain costs, primarily related to the impact of inflationary pressures in Argentina and Venezuela; $8 of higher selling and administrative costs associated with IT systems implementation in Latin America, and inflationary pressures, primarily in Argentina; and other individually smaller items. These decreases were partially offset by $12 from the benefit of price increases.

Volume decline of 2% in the current six-month period was driven by the exit from nonstrategic export businesses and lower shipments in Canada, partially offset by higher shipments in Asia. Net sales growth outpaced volume primarily due to the benefit of price increases (480 basis points) and favorable product mix (110 basis points), partially offset by unfavorable foreign currency exchange rates (190 basis points). The decrease in earnings before income taxes was primarily due to $27 of higher manufacturing and logistics and other supply chain costs, primarily related to the impact of inflationary pressures in Argentina and Venezuela; $17 of higher selling and administrative costs associated with IT systems implementation in Latin America and inflationary pressures primarily in Argentina and Venezuela; $7 from unfavorable foreign currency exchange rates; and other individually smaller items. These decreases were partially offset by $28 from the benefit of price increases.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, other investments and deferred taxes.

	Three Months Ended			Six Months Ended
	12/31/2012	12/31/2011	% Change	12/31/2012	12/31/2011	% Change
Losses before income taxes	$63	$59	7%	$123	$117	5%

The increase in losses before income taxes attributable to Corporate in the current quarter was primarily due to higher employee incentive compensation and benefits costs, partially offset by the gain recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building.

The increase in losses before income taxes attributable to Corporate in the current six-month period was primarily due to higher employee incentive compensation and benefit costs, higher interest expense as a result of an increase in average long-term debt, and higher expenses related to the Company’s new facility in Pleasanton, Calif. These factors were partially offset by fees related to a withdrawn proxy contest in the prior period and gains on asset sales in the current period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of December 31, 2012. Net cash provided by operations was $325 in the current six-month period, compared with $168 in the prior six-month period. The increase was primarily driven by favorable changes in working capital, the prior period settlement of interest rate forward contracts and higher earnings.

Investing Activities

In December 2012, the Company completed a sale-leaseback transaction under which it sold its general office building in Oakland, Calif. to an unrelated party for net proceeds of $108 and entered into a 15-year operating lease agreement with the buyer for a portion of the building.

Capital expenditures were $102 in the current six-month period, compared with $82 in the prior six-month period. Capital spending as a percentage of net sales was 3.8% in the current period, compared with 3.2% in the prior period. The increase in capital expenditures was primarily due to investments in the Company’s new Pleasanton, Calif. facility.

Financing Activities

In October 2012, $350 in senior notes with an annual fixed interest rate of 5.45% became due and was paid. The repayment was funded with a portion of the proceeds from the issuance of $600 in senior notes in September 2012 with an annual fixed interest rate of 3.05%. The notes were issued under the Company’s existing shelf registration statement, with interest payable semi-annually in March and September and a maturity date of September 15, 2022. The remaining net proceeds were used to repay commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

Net cash (used for) provided by financing activities was $(155) in the current six-month period, compared with $38 in the prior six-month period. The change was primarily driven by the use of proceeds from the $600 in senior notes issued in September 2012 to repay $350 in senior notes that matured in October 2012 and commercial paper balances then outstanding, and the use of proceeds from the December 2012 sale of the Company’s general office building to repay all outstanding commercial paper in the current period. These factors were partially offset by the use of proceeds from the November 2011 issuance of $300 in senior notes to repay commercial paper in the prior period, and share repurchases in the prior period.

As of December 31, 2012 and June 30, 2012, the Company had $0 and $289, respectively, of commercial paper outstanding. The outstanding commercial paper as of June 30, 2012 had a weighted average interest rate of 0.46%. The average commercial paper outstanding was $51 and $123 for the current periods, respectively, at a weighted average interest rate of 0.42% and 0.44%, respectively. The average commercial paper outstanding was $451 for both prior periods, at a weighted average interest rate of 0.36% and 0.38%, respectively.

In March 2013, $500 in senior notes will become due and payable. The Company anticipates the debt repayment will be made through the use of cash and the issuance of commercial paper.

Credit Arrangements

As of December 31, 2012, the Company had a $1.1 billion revolving credit agreement with an expiration date of May 2017. There were no borrowings under the agreement, and the Company believes that borrowings under the revolving credit agreement are and will continue to be available for general corporate purposes. The agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation, amortization and other items (Adjusted EBITDA) for the trailing four quarters (Adjusted EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.50. Adjusted EBITDA, as defined, includes adjustments to exclude results from discontinued operations, and may not be comparable to similarly titled measures used by other entities.

The following table sets forth the calculation of the Adjusted EBITDA ratio as of December 31, using Adjusted EBITDA for the trailing four quarters, as contractually defined in the periods presented:

	2012	2011
Net earnings	$564	$555
Add back:
Interest expense	132	117
Income tax expense	267	260
Depreciation and amortization	179	174
Deduct:
Interest income	2	3
Adjusted EBITDA	$1,140	$1,103
Total debt	$2,674	$2,896
Adjusted EBITDA ratio	2.35	2.63

The Company is in compliance with all restrictive covenants and limitations in the credit agreement as of December 31, 2012, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

The Company had $45 of foreign and other credit lines as of December 31, 2012, of which $37 was available for borrowing.

CONTINGENCIES

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 as of both December 31, 2012 and June 30, 2012, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both December 31, 2012 and June 30, 2012. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, an appellate court hearing was re-convened from an August 2012 continuance in a lawsuit pending in Brazil against the Company and one of its wholly-owned subsidiaries, The Glad Products Company (“Glad”), which resulted in an unfavorable decision against the Company and Glad. The pending lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively “Petroplus”) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, “Clorox Subsidiaries”). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (“ICC”) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in numerous rulings in 2001 through 2003, reaching a final decision against Petroplus in November 2003 (“Final ICC Arbitration Award”). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (“Foreign Judgment”), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (“U.S. Judgment”). Despite this, in March 2008 a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuation as of December 31, 2012, was approximately $35.

Among other defenses, because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Based on the unfavorable appellate court decision, the Company believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, and that the estimated range of such loss in this matter is from $0 to $29. The Company continues to believe that its defenses are meritorious, and plans to appeal the decision to one or both of the highest courts of Brazil, which could take years to resolve. Expenses related to this litigation and any potential additional loss would be reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company plans to appeal this decision.

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

As of December 31, 2012, the Company was a party to a letter of credit of $14, primarily related to one of its insurance carriers.

The Company had not recorded any liabilities on the aforementioned guarantees as of December 31, 2012.

Cautionary Statement

This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed herein, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as updated from time to time in the Company’s Securities and Exchange Commission (SEC) filings. These factors include, but are not limited to the Company’s costs, including volatility and increases in commodity costs such as resin, diesel, chlor-alkali, sodium hypochlorite, high-strength bleach, agricultural commodities and other raw materials; increases in energy costs; the ability of the Company to implement and generate expected savings from its programs to reduce costs, including its supply chain restructuring and other restructuring plans; supply disruptions or any future supply constraints that may affect key commodities or product inputs; risks inherent in relationships with suppliers, including sole-source or single-source suppliers; risks related to the handling and/or transportation of hazardous substances, including, but not limited to, chlorine; the success of the Company’s strategies; the ability to manage and realize the benefits of joint ventures and other cooperative relationships, including the Company’s joint venture regarding the Company’s Glad® plastic bags, wraps and containers business, and the agreements relating to the provision of information technology, procure to pay and other key services by third parties; risks relating to acquisitions, mergers and divestitures, and the costs associated therewith; risks inherent in maintaining an effective system of internal controls, including the potential impact of acquisitions or the use of third-party service providers, and the need to refine controls to adjust for accounting, financial reporting and other organizational changes or business conditions; the ability of the Company to successfully manage tax, regulatory, product liability, intellectual property, environmental and other legal matters, including the risk resulting from joint and several liability for environmental contingencies and risks inherent in litigation, including class action litigation and International litigation; risks related to maintaining and updating the Company’s information systems, including potential disruptions, costs and the ability of the Company to implement adequate information systems in order to support the current business and to support the Company’s potential growth; the ability of the Company to develop commercially successful products that delight the consumer; consumer and customer reaction to price changes; actions by competitors; risks related to customer concentration; customer-specific ordering patterns and trends; risks arising out of natural disasters; the impact of disease outbreaks or pandemics on the Company’s, suppliers’ or customers’ operations; changes in the Company’s tax rate; unfavorable worldwide, regional or local general economic and marketplace conditions and events, including consumer confidence and consumer spending levels, the rate of economic growth, the rate of inflation or deflation, and the financial condition of the Company’s customers, suppliers and service providers; foreign currency exchange rate fluctuations and other risks of international operations, including government-imposed price controls; unfavorable political conditions in the countries where we do business and other operational risks in such countries; the impact of the volatility of the debt and equity markets on the Company’s cost of borrowing, cost of capital and access to funds, including commercial paper and the Company’s credit agreement; risks relating to changes in the Company’s capital structure, including risks related to the Company’s ability to implement share repurchase plans and the impact thereof on the Company’s capital structure and earnings per share; the impact of any unanticipated restructuring or asset-impairment charges and the ability of the Company to successfully implement restructuring plans; risks arising from declines in cash flow, whether resulting from declining sales, declining product categories, higher cost levels, tax payments, debt payments, share repurchases, higher capital spending, interest cost increases greater than management’s expectations, interest rate fluctuations, increases in debt or changes in credit ratings, or otherwise; the costs and availability of shipping and transport services; potential costs in the event of stockholder activism; and the Company’s ability to maintain its business reputation and the reputation of its brands.

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

No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2013.

	[a]	[b]	[c]	[d]
			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number of		Part of	of Shares that May Yet
	Shares	Average Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
October 1 to 31, 2012	87	$73.98	-	$821,030,117
November 1 to 30, 2012	306	$73.05	-	$821,030,117
December 1 to 31, 2012	-	$-	-	$821,030,117
Total	393	$73.26	-	$821,030,117
____________________

(1)	The total shares purchased in October 2012 and November 2012 relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the distribution of performance units.

(2)	As of December 31, 2012, all of the $750,000,000 share repurchase program approved by the board of directors on May 18, 2011, remained available for repurchases, and $71,030,117 of the $750,000,000 share repurchase program approved by the board of directors on May 13, 2008, remained available for repurchases. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and, therefore, is not included in column [d] above. On November 15, 2005, the Board of Directors approved the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits

10.1	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10- Q for the period ended December 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 5, 2013	BY	/s/ Susan A. Gentile
Susan A. Gentile
Vice President – Controller and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

10.1	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10- Q for the period ended December 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.