Form 10-Q
period 2013-03-31
CLOROX CO /DE/
filed 2013-05-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

As of April 30, 2013, there were 131,663,142 shares outstanding of the registrant’s common stock ($1.00 – par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Net sales	$1,413	$1,401	$4,076	$3,927
Cost of products sold	818	808	2,344	2,281
Gross profit	595	593	1,732	1,646

Selling and administrative expenses	196	211	595	585
Advertising costs	132	126	370	359
Research and development costs	34	30	95	87
Interest expense	30	33	96	92
Other expense (income), net	1	(5)	(8)	(17)
Earnings from continuing operations before income taxes	202	198	584	540
Income taxes on continuing operations	68	64	194	171
Earnings from continuing operations	134	134	390	369
Losses from discontinued operations, net of tax	(1)	(2)	(1)	(2)
Net earnings	$133	$132	$389	$367

Net earnings (losses) per share
Basic
Continuing operations	$1.01	$1.03	$2.98	$2.81
Discontinued operations	-	(0.01)	-	(0.01)
Basic net earnings per share	$1.01	$1.02	$2.98	$2.80

Diluted
Continuing operations	$1.00	$1.02	$2.94	$2.78
Discontinued operations	-	(0.01)	-	(0.01)
Diluted net earnings per share	$1.00	$1.01	$2.94	$2.77

Weighted average shares outstanding (in thousands)
Basic	131,619	130,266	130,960	131,116
Diluted	133,475	131,607	132,629	132,569

Dividend declared per share	$0.64	$0.60	$1.92	$1.80

Comprehensive income	$131	$151	$407	$313

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except share and per share amounts)

	3/31/2013	6/30/2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$423	$267
Receivables, net	562	576
Inventories, net	454	384
Other current assets	149	149
Total current assets	1,588	1,376
Property, plant and equipment, net of accumulated depreciation
of $1,787 and $1,804, respectively	1,041	1,081
Goodwill	1,118	1,112
Trademarks, net	555	556
Other intangible assets, net	78	86
Other assets	143	144
Total assets	$4,523	$4,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Notes and loans payable	$392	$300
Current maturities of long-term debt	-	850
Accounts payable	390	412
Accrued liabilities	503	494
Income taxes payable	23	5
Total current liabilities	1,308	2,061
Long-term debt	2,169	1,571
Other liabilities	787	739
Deferred income taxes	107	119
Total liabilities	4,371	4,490

Contingencies

Stockholders’ equity (deficit)
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at both March 31, 2013 and June 30, 2012; and 131,559,200 and 129,562,082
shares outstanding at March 31, 2013 and June 30, 2012, respectively	159	159
Additional paid-in capital	655	633
Retained earnings	1,474	1,350
Treasury shares, at cost: 27,182,261 and 29,179,379 shares
at March 31, 2013 and June 30, 2012, respectively	(1,758)	(1,881)
Accumulated other comprehensive net losses	(378)	(396)
Stockholders’ equity (deficit)	152	(135)
Total liabilities and stockholders’ equity (deficit)	$4,523	$4,355

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2013	3/31/2012
Operating activities:
Net earnings	$389	$367
Deduct: Losses from discontinued operations, net of tax	(1)	(2)
Earnings from continuing operations	390	369
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	136	133
Share-based compensation	27	19
Deferred income taxes	(14)	(10)
Other	12	(20)
Changes in:
Receivables, net	20	(28)
Inventories, net	(67)	(66)
Other current assets	7	3
Accounts payable and accrued liabilities	(33)	(47)
Income taxes payable	8	(20)
Net cash provided by continuing operations	486	333
Net cash used for discontinued operations	(1)	(8)
Net cash provided by operations	485	325

Investing activities:
Capital expenditures	(134)	(119)
Proceeds from sale-leaseback, net of transaction costs	108	-
Businesses acquired, net of cash acquired	-	(93)
Other	(1)	12
Net cash used for investing activities	(27)	(200)

Financing activities:
Notes and loans payable, net	92	(34)
Long-term debt borrowings, net of issuance costs	593	297
Long-term debt repayments	(850)	-
Treasury stock purchased	-	(158)
Cash dividends paid	(250)	(237)
Issuance of common stock for employee stock plans and other	112	54
Net cash used for financing activities	(303)	(78)
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Net increase in cash and cash equivalents	156	44
Cash and cash equivalents:
Beginning of period	267	259
End of period	$423	$303

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except share and per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2013 and 2012, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013, or for any future period.

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

Recently Issued Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued an update to current accounting standards to improve disclosures related to reclassifications out of accumulated other comprehensive income. Substantially all of the information that these amendments require already is required to be disclosed elsewhere in the financial statements. The amendments require an entity to report the effect of significant reclassifications on respective line items in net earnings or cross-reference other required disclosures, depending on the nature of the reclassification. The presentation requirements will be adopted by the Company by the first quarter of fiscal year 2014, as required.

Foreign Currency Transactions and Translation

Venezuela

The financial statements of the Company’s subsidiary in Venezuela are consolidated under the rules governing the preparation of financial statements in a highly inflationary economy. As such, the subsidiary’s non-U.S dollar (non-USD) monetary assets and liabilities are remeasured into USD each reporting period with the resulting gains and losses reflected in the Company’s current net earnings in other expense (income), net.

On February 8, 2013, the Venezuelan government announced a devaluation of the official currency exchange rate (CADIVI) from 4.3 to 6.3 bolívares fuertes (VEF) per USD and the elimination of the alternative currency exchange system (SITME). Prior to February 8, 2013, the Company had been utilizing the rate at which it had been obtaining USD through SITME to remeasure its Venezuelan financial statements, which was 5.7 VEF per USD at the announcement date. In response to these developments, the Company began utilizing the CADIVI rate of 6.3 VEF per USD. The Company recorded a remeasurement loss of $3 related to the devaluation in the three months ended March 31, 2013, which was reflected in other expense (income), net.

In March 2013, the Venezuelan government announced the creation of an alternative currency exchange system (SICAD), which is intended to complement CADIVI. The first SICAD auction occurred on March 25, 2013. Based on a number of factors, including the limited number of SICAD auctions held to date, restrictions placed on the amount of USD available to purchase through the auction process, and the lack of any official data on auction results, the Company does not believe it is appropriate to use the SICAD rate as the official translation rate at this time.

NOTE 2. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	3/31/2013	6/30/2012
Finished goods	$382	$307
Raw materials and packaging	122	120
Work in process	4	4
LIFO allowances	(42)	(37)
Allowances for obsolescence	(12)	(10)
Total	$454	$384

NOTE 3. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	3/31/2013	6/30/2012
Employee benefit obligations	$322	$312
Venture agreement net terminal obligation	283	281
Taxes	71	82
Other	111	64
Total	$787	$739

In December 2012, the Company completed a sale-leaseback transaction under which it sold its general office building in Oakland, Calif. to an unrelated party for net proceeds of $108 and entered into a 15-year operating lease agreement with the buyer for a portion of the building. In December 2012, the Company recorded a liability of $52 ($3 of which was included in accrued liabilities) for the portion of the total gain on the sale that is equivalent to the present value of the lease payments and will continue to amortize such amount to earnings ratably over the lease term. The Company recorded a gain upon sale in December 2012 of $6, which was included in other expense (income), net, in the condensed consolidated statements of earnings and comprehensive income. As of March 31, 2013, the total deferred gain was $51, $3 of which was included in accrued liabilities.

NOTE 4. DEBT

In March 2013, $500 in senior notes with an annual fixed interest rate of 5.00% became due and were repaid. The repayment was funded in part with commercial paper borrowings and in part with a portion of the proceeds from the sale-leaseback transaction of the Company’s Oakland, Calif. general office building.

In October 2012, $350 in senior notes with an annual fixed interest rate of 5.45% became due and were repaid. The repayment was funded with a portion of the proceeds from the issuance of $600 in senior notes in September 2012 with an annual fixed interest rate of 3.05%. The notes were issued under the Company’s existing shelf registration statement, with interest payable semi-annually in March and September and a maturity date of September 15, 2022. The remaining net proceeds were used to repay commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

NOTE 5. NET EARNINGS PER SHARE

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net earnings per share (EPS) to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Basic	131,619	130,266	130,960	131,116
Dilutive effect of stock options and other	1,856	1,341	1,669	1,453
Diluted	133,475	131,607	132,629	132,569

During the three and nine months ended March 31, 2013, the Company included all stock options to purchase shares of the Company’s common stock in the calculations of diluted net EPS because the average market price of all outstanding grants was greater than the exercise price.

NOTE 5. NET EARNINGS PER SHARE (Continued)

During both the three and nine months ended March 31, 2012, the Company did not include stock options to purchase approximately 2.0 million shares of the Company’s common stock in the calculations of diluted net EPS because their exercise price was greater than the average market price, making them anti-dilutive.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income is defined as net earnings and other changes in stockholders’ equity (deficit) from transactions and other events from sources other than stockholders. Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Earnings from continuing operations	$134	$134	$390	$369
Losses from discontinued operations, net of tax	(1)	(2)	(1)	(2)
Net earnings	133	132	389	367
Other comprehensive income (losses), net of tax:
Foreign currency translation adjustments	(5)	16	13	(21)
Net derivative adjustments	1	2	1	(33)
Pension and postretirement benefit adjustments	2	1	4	-
Total	$131	$151	$407	$313

NOTE 7. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 33.9% and 33.2% for the three and nine months ended March 31, 2013, respectively, and 32.2% and 31.7% for the three and nine months ended March 31, 2012, respectively. The lower tax rates for the three and nine months ended March 31, 2012 were primarily due to lower taxes on foreign earnings. The current and prior year periods also reflect benefits from tax settlements.

The balance of unrecognized tax benefits as of March 31, 2013 and June 30, 2012, included potential benefits of $57 and $56, respectively, which, if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total balance of accrued interest and penalties related to uncertain tax positions was $8 and $7 as of March 31, 2013 and June 30, 2012, respectively. Interest and penalties included in income tax expense resulted in net expense of $1 for both the three and nine months ended March 31, 2013 and net benefits of $0 and $3 for the three and nine months ended March 31, 2012, respectively.

The Company files income tax returns in U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2009. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

Certain issues relating to fiscal years 1996 through 2000 were effectively settled by the Company and the Canadian Revenue Agency during the quarter ended September 30, 2012, resulting in a net benefit of tax and interest of $7. No tax benefits had previously been recognized for these issues in the Company’s consolidated financial statements.

NOTE 8. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plan:

	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Service cost	$-	$1	$2	$2
Interest cost	6	8	18	22
Expected return on plan assets	(7)	(8)	(22)	(23)
Amortization of unrecognized items	3	2	9	6
Total	$2	$3	$7	$7

NOTE 8. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS (Continued)

The net periodic benefit cost for the Company’s retirement health care plans was $1 for both the three and nine months ended March 31, 2013, and less than $1 for both the three and nine months ended March 31, 2012.

NOTE 9. CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 as of both March 31, 2013 and June 30, 2012, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both March 31, 2013 and June 30, 2012. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly-owned subsidiaries, The Glad Products Company (“Glad”). The lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively “Petroplus”) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, “Clorox Subsidiaries”). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (“ICC”) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (“Final ICC Arbitration Award”). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (“Foreign Judgment”), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (“U.S. Judgment”). Despite this, in March 2008 a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuations as of March 31, 2013, was approximately $37.

Among other defenses, because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Based on the unfavorable appellate court decision, the Company believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, and that the estimated range of such loss in this matter is from $0 to $31. The Company continues to believe that its defenses are meritorious, and has appealed the decision to the highest courts of Brazil, which could take years to resolve. Expenses related to this litigation and any potential additional loss would be reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company plans to appeal this decision.

Glad and the Clorox Subsidiaries have also filed separate lawsuits against Petroplus alleging misuse of the STP trademark and related matters, which are currently pending before Brazilian courts, and have taken other legal actions against Petroplus, which are pending.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on management’s analysis of these claims and litigation, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

NOTE 9. CONTINGENCIES AND GUARANTEES (Continued)

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

As of March 31, 2013, the Company was a party to a letter of credit of $14, related to one of its insurance carriers.

The Company had not recorded any liabilities on the aforementioned guarantees as of March 31, 2013.

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

NOTE 10. SEGMENT RESULTS (Continued)

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings from continuing operations before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate.

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Cleaning	$454	$447	$1,351	$1,256
Household	413	417	1,125	1,117
Lifestyle	245	241	690	666
International	301	296	910	888
Total	$1,413	$1,401	$4,076	$3,927

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Cleaning	$99	$101	$319	$287
Household	76	77	182	153
Lifestyle	71	76	197	200
International	20	21	73	94
Corporate	(64)	(77)	(187)	(194)
Total	$202	$198	$584	$540

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 27% and 26% for the three and nine months ended March 31, 2013, respectively, and 26% for both the three and nine months ended March 31, 2012.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

As of March 31, 2013 and June 30, 2012, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the year included derivative financial instruments, which were all Level 2.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

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

As of March 31, 2013, the notional amount of commodity derivatives was $39, of which $21 related to jet fuel and $18 related to soybean oil. As of June 30, 2012, the notional amount of commodity derivatives was $39, of which $22 related to jet fuel, $14 related to soybean oil and $3 related to crude oil.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate forward contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate forward contracts generally have durations of less than 12 months. The interest rate contracts are measured at fair value using information quoted by U.S. government bond dealers. During the nine months ended March 31, 2013 and 2012, the Company paid $4 and $36 to settle interest rate forward contracts, respectively, which were reflected in operating cash flows.

As of March 31, 2013 and June 30, 2012, the notional amount of interest rate forward contracts was $0 and $250, respectively. The contracts outstanding as of June 30, 2012 were related to the anticipated issuance of long-term debt issued in September 2012.

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

The notional amount of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand to hedge forecasted purchases of inventory were $30, $25 and $3, respectively, as of March 31, 2013, and $28, $0 and $0, respectively, as of June 30, 2012. The notional amount of outstanding foreign currency forward contracts used by the Company to economically hedge foreign exchange risk associated with certain intercompany transactions was $17 as of both March 31, 2013 and June 30, 2012.

Counterparty Risk Management

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. The fair value of derivative instruments subject to such terms was $0 and $4 as of March 31, 2013 and June 30, 2012, respectively, and was reflected in accrued liabilities in the condensed consolidated balance sheets. As of March 31, 2013, the Company was not required to post any collateral.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of March 31, 2013, the Company and each of its counterparties maintained investment grade ratings with both Standard & Poor’s and Moody’s.

Fair Value of Derivative Instruments

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as an accounting hedge, and, if so, on the type of hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges. The Company does not designate its foreign currency forward contracts for intercompany transactions as accounting hedges. During the three and nine months ended March 31, 2013 and 2012, respectively, the Company had no hedging instruments designated as fair value hedges. The Company’s derivative instruments were recorded at fair value in the condensed consolidated balance sheets and were not significant.

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss in OCI as of March 31, 2013, expected to be reclassified into earnings within the next twelve months is $3. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and nine months ended March 31, 2013 and 2012, respectively, hedge ineffectiveness was not material. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments not designated as accounting hedges are recorded in other expense (income), net.

The effects of derivative instruments designated as hedging instruments on OCI and the condensed consolidated statements of earnings and comprehensive income were as follows:

	(Loss) gain recognized in OCI
	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Commodity purchase contracts	$-	$4	$2	$4
Interest rate contracts	-	-	(1)	(36)
Foreign exchange contracts	-	-	(1)	2
Total	$-	$4	$-	$(30)

	(Loss) gain reclassified from OCI and recognized in earnings
	Three Months Ended		Nine Months Ended
	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Commodity purchase contracts	$-	$1	$-	$3
Interest rate contracts	(1)	(1)	(3)	(1)
Foreign exchange contracts	-	1	-	1
Total	$(1)	$1	$(3)	$3

The losses reclassified from OCI and recognized in earnings during each of the three and nine-month periods ended March 31, 2013 and 2012 for interest rate contracts were included in interest expense.

The gains reclassified from OCI and recognized in earnings during each of the three and nine-month periods ended March 31, 2013 and 2012 for commodity purchase contracts and foreign exchange contracts were included in cost of products sold.

The gain (loss) from derivatives not designated as accounting hedges was $0 for each of the three and nine-month periods ended March 31, 2013 and 2012.

Other

The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximated their fair values as of March 31, 2013 and June 30, 2012, due to their short maturity and nature. The estimated fair value of long-term debt, including current maturities, was $2,330 and $2,606 as of March 31, 2013 and June 30, 2012, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as Level 2. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the Securities and Exchange Commission (SEC) on August 24, 2012, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Unless otherwise noted, MD&A compares the three and nine months ended March 31, 2013 (the current periods) to the three and nine months ended March 31, 2012 (the prior periods) using percentages and basis point changes calculated on a rounded basis.

The following sections are included herein:

  Overview
  Results of Operations
  Financial Condition, Liquidity and Capital Resources
  Contingencies
  Off-Balance Sheet Arrangements
  Recently Issued Accounting Pronouncements

OVERVIEW

The Clorox Company (the Company or Clorox) is a leading manufacturer and marketer of consumer and professional products with approximately 8,400 employees worldwide as of March 31, 2013. Clorox sells its products primarily through mass merchandisers, grocery stores, other retail outlets, distributors and medical supply providers. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Clorox Healthcare™, HealthLink®, Aplicare® and Dispatch® products, Green Works® naturally derived products, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® and K C Masterpiece® dressings and sauces, Brita® water-filtration products, and Burt’s Bees® and güd® natural personal care products. The Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	3/31/2013	3/31/2012	% Change	3/31/2013	3/31/2012

Diluted net earnings per share from continuing operations	$1.00	$1.02	(2)%
Net sales	$1,413	$1,401	1%	100%	100%
Gross profit	595	593	0	42.1	42.3
Selling and administrative expenses	196	211	(7)	13.9	15.1
Advertising costs	132	126	5	9.3	9.0
Research and development costs	34	30	13	2.4	2.1

	Nine Months Ended			% of Net Sales
	3/31/2013	3/31/2012	% Change	3/31/2013	3/31/2012
Diluted net earnings per share from continuing operations	$2.94	$2.78	6%
Net sales	$4,076	$3,927	4%	100%	100%
Gross profit	1,732	1,646	5	42.5	41.9
Selling and administrative expenses	595	585	2	14.6	14.9
Advertising costs	370	359	3	9.1	9.1
Research and development costs	95	87	9	2.3	2.2

Diluted net earnings per share from continuing operations decreased $0.02, or 2%, in the current quarter, primarily due to higher manufacturing and logistics costs, unfavorable foreign currency exchange rates, higher advertising and sales promotion costs and a higher effective tax rate. These decreases were partially offset by cost savings, the benefit of price increases and lower selling and administrative expenses.

Diluted net earnings per share from continuing operations increased $0.16, or 6%, in the current nine-month period, primarily due to cost savings, the benefit of price increases and higher volume. These factors were partially offset by higher manufacturing and logistics costs; unfavorable foreign currency exchange rates; higher selling and administrative expenses; and the impact of a higher effective tax rate.

Net sales increased 1% in the current quarter, while volume remained flat. Net sales and volume increased in the current nine-month period by 4% and 1%, respectively.

Flat volume for the current quarter reflected higher shipments of Clorox® disinfecting wipes behind strong merchandising activities and base business growth; higher shipments of Glad® premium trash bags primarily due to continued growth behind innovation and merchandising; higher shipments in the professional products business, primarily base business cleaning and healthcare products; and higher shipments of Burt’s Bees® natural personal care products, primarily due to continued new product innovation. These increases were offset by lower shipments of Kingsford® and Match Light® charcoal products, primarily due to cold spring weather conditions; lower shipments of Green Works® products, primarily due to merchandising softness and fewer events, and distribution losses; lower shipments of Pine-Sol® cleaners, primarily due to price increases; and lower shipments of Fresh Step® cat litter, primarily due to a price increase. Net sales growth outpaced volume primarily due to the benefit of price increases (250 basis points), partially offset by unfavorable foreign currency exchange rates (70 basis points) and unfavorable mix (50 basis points).

The volume increase of 1% in the current nine-month period was driven by higher shipments in the professional products business, primarily due to base business strength and the benefit of acquisitions in fiscal year 2012; higher shipments of Clorox® disinfecting wipes, primarily due to strong merchandising activities; higher shipments of Glad® premium trash bags, primarily due to continued growth behind innovation and merchandising; higher shipments of Burt’s Bees® natural personal care products, primarily due to base business strength, innovation and promotional events; higher shipments of bottled Hidden Valley® salad dressings, primarily due to increased merchandising activities, base business growth and new products; and higher shipments of the new concentrated Clorox® liquid bleach. These increases were partially offset by lower shipments of Kingsford® charcoal products, primarily due to cold spring weather conditions; the exit from nonstrategic export businesses; lower shipments of Clorox 2® stain fighter and color booster, primarily due to distribution losses and fewer merchandising events; lower shipments of Pine-Sol® cleaners, primarily due to price increases; and lower shipments of Glad® base trash bags and food storage products, primarily due to distribution losses and competitive activity. Net sales growth outpaced volume growth primarily due to the benefit of price increases (280 basis points).

Gross margin percentage, defined as gross profit as a percentage of net sales, slightly decreased by 20 basis points in the current quarter and increased by 60 basis points in the current nine-month period.

The slight gross margin percentage decrease in the current quarter was driven by 250 basis points from higher manufacturing and logistics and other supply chain costs, including the impact of high inflation and price controls in Argentina and Venezuela, and costs related to the Company’s transition to new concentrated bleach. Also contributing to the decrease were lower sales of charcoal products, primarily due to cold spring weather conditions. These factors were partially offset by 150 basis points from strong cost savings and 110 basis points from the benefit of price increases.

The gross margin percentage increase in the current nine-month period was driven by 170 basis points from the benefit of cost savings and 130 basis points from price increases; partially offset by 190 basis points from higher manufacturing and logistics and other supply chain costs, including the impact of high inflation and price controls in Argentina and Venezuela.

Selling and administrative expenses decreased by 7% in the current quarter. The decrease was primarily due to lower spending for information technology (IT) systems implementation in Latin America and lower employee incentive compensation costs.

The 2% increase in the current nine-month period was primarily due to higher employee incentive compensation and benefit costs, and international inflation, primarily in Argentina and Venezuela; partially offset by prior period advisory fees related to a withdrawn proxy contest.

Advertising costs, as a percentage of net sales, increased 30 basis points in the current quarter and remained flat in the current nine-month period. Activity was primarily in support of new products, including the launch of new concentrated Clorox® liquid bleach and Burt’s Bees® natural personal care products.

Research and development costs slightly increased as a percentage of net sales by 30 and 10 basis points in the current quarter and current nine-month period, respectively, driven by the Company’s continued support of its new products and established brands with an emphasis on innovation, as well as higher expenses related to the Company’s new research and development facility in Pleasanton, Calif.

Interest expense decreased $3 in the current quarter, primarily due to a lower weighted average interest rate on long-term debt resulting from the issuance of senior notes in September 2012 and the maturities of senior notes in October 2012 and March 2013.

Interest expense increased $4 in the current nine-month period, primarily due to an increase in average long-term debt.

Other expense (income), net, was $1 and $(8) in the current quarter and nine-month period, respectively, and $(5) and $(17) in the prior periods, respectively.

Other expense, net, in the current quarter included a remeasurement loss of $3 related to the February 8, 2013 currency devaluation and elimination of the alternative currency exchange system (SITME) in Venezuela, partially offset by $3 of income from equity investees. Other income, net, in the prior quarter included $3 of income from equity investees.

Other income, net, in the current nine-month period included $10 of income from equity investees and a gain of $6 recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building, partially offset by $7 of amortization of trademarks and other intangible assets, and the remeasurement loss of $3 related to the February 2013 currency devaluation in Venezuela. Other income, net, in the prior nine-month period included $9 of income from equity investees and $5 of income from transition services related to the Company’s sale of its global auto care businesses.

The effective tax rate on earnings from continuing operations was 33.9% and 33.2% for the current periods, respectively, and 32.2% and 31.7% for the prior periods, respectively. The lower tax rates for the prior periods were primarily due to lower taxes on foreign earnings. The current and prior periods also reflect benefits from tax settlements.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended			Nine Months Ended
	3/31/2013	3/31/2012	% Change	3/31/2013	3/31/2012	% Change
Net sales	$454	$447	2%	$1,351	$1,256	8%
Earnings from continuing operations before income taxes	99	101	(2)	319	287	11

Net sales and volume increased while earnings from continuing operations before income taxes decreased in the current quarter. Net sales, volume and earnings from continuing operations before income taxes increased in the current nine-month period.

Cleaning segment volume growth in the current quarter was 1%, driven by higher shipments of Clorox® disinfecting wipes behind strong merchandising activities, and base business growth; and higher shipments in the professional products business, primarily base business cleaning and healthcare products. These increases were partially offset by lower shipments of Green Works® products, primarily due to merchandising softness and fewer events, and distribution losses; lower shipments of Pine-Sol® cleaners, primarily due to price increases; and lower shipments of Clorox 2® stain fighter and color booster, primarily due to distribution losses and fewer merchandising events. Net sales growth outpaced volume growth primarily due to the benefit of price increases (130 basis points), partially offset by unfavorable mix (60 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $13 of higher manufacturing and logistics and other supply chain costs, partially offset by $9 of cost savings related to projects that included the new concentrated Clorox® liquid bleach and package redesign, reformulation of Pine-Sol® cleaners, and various manufacturing efficiencies.

Cleaning segment volume growth in the current nine-month period was 5%, driven by higher shipments in the professional products business, primarily due to base business growth and the benefit of acquisitions in fiscal year 2012; higher shipments of Clorox® disinfecting wipes behind strong merchandising activities; and higher shipments of the new concentrated Clorox® liquid bleach. These increases were partially offset by lower shipments of Clorox 2® stain fighter and color booster, primarily due to distribution losses and fewer merchandising events; and lower shipments of Pine-Sol® cleaners, primarily due to price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases (190 basis points). The increase in earnings from continuing operations before income taxes was primarily due to higher net sales and $23 of cost savings related to projects that included the new concentrated Clorox® liquid bleach and package redesign, the reformulation of Pine-Sol® cleaners, and various manufacturing efficiencies. These increases were partially offset by $24 of higher manufacturing and logistics and other supply chain costs, and $7 of unfavorable mix.

Household

	Three Months Ended				Nine Months Ended
	3/31/2013	3/31/2012	% Change		3/31/2013	3/31/2012	% Change
Net sales	$413	$417	(1	) %	$1,125	$1,117	1%
Earnings from continuing operations before income taxes	76	77	(1)		182	153	19

Net sales, volume and earnings from continuing operations before income taxes decreased in the current quarter. Net sales and earnings from continuing operations before income taxes increased, while volume decreased, in the current nine-month period.

Household segment volume decline in the current quarter was 4%, driven by lower shipments of Kingsford® and Match Light® charcoal products, primarily due to cold spring weather conditions; lower shipments of Fresh Step® cat litter, primarily due to a price increase; and lower shipments of Glad® base trash bags and food storage products, primarily due to distribution losses and competitive activity. These decreases were partially offset by higher shipments of Glad® premium trash bags, primarily due to continued growth behind innovation and merchandising. The decline in net sales outpaced the decline in volume primarily due to the benefit of price increases (350 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $6 of higher manufacturing and logistics and other supply chain costs, and lower charcoal sales; partially offset by $7 from the benefit of price increases and $6 of cost savings related to various manufacturing efficiencies.

Household segment volume decline in the current nine-month period was 3%, driven by lower shipments of Kingsford® charcoal products, primarily due to cold spring weather conditions; and lower shipments of Glad® base trash bags and food storage products, primarily due to distribution losses and competitive activity. These decreases were partially offset by higher shipments of Glad® premium trash bags, primarily due to continued growth behind innovation and merchandising. Net sales growth outpaced volume primarily due to the benefit of price increases (330 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $24 of cost savings related to various manufacturing efficiencies and $17 from the benefit of price increases. These increases were partially offset by $5 of unfavorable mix.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2013	3/31/2012	% Change	3/31/2013	3/31/2012	% Change
Net sales	$245	$241	2%	$690	$666	4%
Earnings from continuing operations before income taxes	71	76	(7)	197	200	(2)

Net sales and volume increased while earnings from continuing operations before income taxes decreased in the current periods.

Lifestyle segment volume growth in the current quarter was 1%, driven by higher shipments of Burt’s Bees® natural personal care products, primarily due to continued new product innovation; and higher shipments of bottled Hidden Valley® salad dressings, primarily due to strong merchandising. These increases were partially offset by lower shipments of K C Masterpiece® sauces and Brita® pour-through water-filtration products, primarily due to competitive activity and the impact of price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases (100 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $5 of higher advertising and sales promotion expenses in support of new products.

Lifestyle segment volume growth in the current nine-month period was 3%, driven by higher shipments of Burt’s Bees® natural personal care products due to base business growth, innovation and promotional events; and higher shipments of bottled Hidden Valley® salad dressings, primarily due to increased merchandising activities, base business growth and new products. These increases were partially offset by lower shipments of K C Masterpiece® sauces and Brita® pour-through water-filtration products, primarily due to competitive activity and the impact of price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases (120 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $8 of higher advertising and sales promotion expenses in support of new products, and $8 of higher manufacturing and logistics and other supply chain costs; partially offset by $8 of cost savings related to various manufacturing efficiencies.

International

	Three Months Ended			Nine Months Ended
	3/31/2013	3/31/2012	% Change	3/31/2013	3/31/2012	% Change
Net sales	$301	$296	2%	$910	$888	2%
Earnings from continuing operations before income taxes	20	21	(5)	73	94	(22)

Net sales and volume increased while earnings from continuing operations before income taxes decreased in the current quarter. Net sales increased while volume and earnings from continuing operations before income taxes decreased in the current nine-month period.

International segment volume growth in the current quarter was 1%, driven by higher shipments in Asia and certain regions in Latin America, partially offset by the exit from nonstrategic export businesses. Net sales growth outpaced volume growth primarily due to the benefit of price increases (410 basis points), partially offset by unfavorable foreign currency exchange rates (350 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $16 of higher manufacturing and logistics and other supply chain costs, including the impact of inflationary pressures and price controls in Argentina and Venezuela, and $11 from unfavorable foreign currency exchange rates. These decreases were partially offset by $12 from the benefit of price increases.

International segment volume decline in the current nine-month period was 1%, driven by the exit from nonstrategic export businesses and lower shipments in Canada, partially offset by higher shipments in Asia and certain regions in Latin America. Net sales growth outpaced the volume change primarily due to the benefit of price increases (450 basis points), partially offset by unfavorable foreign currency exchange rates (240 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $43 of higher manufacturing and logistics and other supply chain costs, including the impact of inflationary pressures and price controls in Argentina and Venezuela; $18 of unfavorable foreign currency exchange rates; and $13 of higher selling and administrative costs associated with IT systems implementation in Latin America and inflationary pressures primarily in Argentina and Venezuela. These decreases were partially offset by $40 from the benefit of price increases and $11 of cost savings.

Venezuela

The financial statements of the Company’s subsidiary in Venezuela are consolidated under the rules governing the preparation of financial statements in a highly inflationary economy. As such, the subsidiary’s non-U.S dollar (non-USD) monetary assets and liabilities are remeasured into USD each reporting period with the resulting gains and losses reflected in the Company’s current net earnings in other expense (income), net.

On February 8, 2013, the Venezuelan government announced a devaluation of the official currency exchange rate (CADIVI) from 4.3 to 6.3 bolívares fuertes (VEF) per USD and the elimination of SITME. Prior to February 8, 2013, the Company had been utilizing the rate at which it had been obtaining USD through SITME to remeasure its Venezuelan financial statements, which was 5.7 VEF per USD at the announcement date. In response to these developments, the Company began utilizing the CADIVI rate of 6.3 VEF per USD. The Company recorded a remeasurement loss of $3 related to the devaluation in the current quarter, which was reflected in other expense (income), net.

In March 2013, the Venezuelan government announced the creation of an alternative currency exchange system (SICAD), which is intended to complement CADIVI. The first SICAD auction occurred on March 25, 2013. Based on a number of factors, including the limited number of SICAD auctions held to date, restrictions placed on the amount of USD available to purchase through the auction process, and the lack of any official data on auction results, the Company does not believe it is appropriate to use the SICAD rate as the official translation rate at this time.

As a measure of sensitivity given the uncertainty of exchange rates in Venezuela, based on the VEF-denominated net monetary position as of March 31, 2013, a hypothetical additional 10% VEF devaluation would result in an additional remeasurement loss of $3. For the nine months ended March 31, 2013 and 2012, Venezuela's net sales represented 2% and 2% of the Company's consolidated net sales, respectively. As of March 31, 2013 and June 30, 2012, Venezuela's total assets represented 1% and 1% of the Company's consolidated total assets, respectively.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, other investments and deferred taxes.

	Three Months Ended				Nine Months Ended
	3/31/2013	3/31/2012	% Change		3/31/2013	3/31/2012	% Change

Losses from continuing operations before income taxes	$64	$77	(17	) %	$187	$194	(4	) %

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current quarter was primarily due to lower employee incentive compensation costs.

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current nine-month period was primarily due to prior period fees related to a withdrawn proxy contest and the gain recorded in December 2012 upon the sale-leaseback of the Company’s Oakland, Calif. general office building. These factors were partially offset by higher expenses related to the Company’s new facility in Pleasanton, Calif. and higher interest expense as a result of an increase in average long-term debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of March 31, 2013. Net cash provided by continuing operations was $486 in the current nine-month period, compared with $333 in the prior nine-month period. The increase was primarily driven by favorable changes in working capital, the year-ago period settlement of interest rate forward contracts and higher earnings.

Investing Activities

Capital expenditures were $134 in the current nine-month period, compared with $119 in the prior nine-month period. Capital spending as a percentage of net sales was 3.3% in the current period, compared with 3.0% in the prior period. The increase in capital expenditures was primarily due to investments in the Company’s new Pleasanton, Calif. facility.

In December 2012, the Company completed a sale-leaseback transaction under which it sold its general office building in Oakland, Calif. to an unrelated party for net proceeds of $108 and entered into a 15-year operating lease agreement with the buyer for a portion of the building.

On December 31, 2011, the Company acquired HealthLink, Aplicare and Soy Vay Enterprises for purchase prices aggregating $97, funded through commercial paper borrowings. The amount paid of $93 represents the aggregate purchase prices less cash acquired.

Financing Activities

Net cash used for financing activities was $303 in the current nine-month period, compared with $78 in the prior nine-month period. The change was primarily driven by the application of the increased cash provided by the Company’s domestic operating activities and net proceeds from the sale of the general office building to reduce the Company’s total indebtedness in the current period.

In March 2013, $500 in senior notes with an annual fixed interest rate of 5.00% became due and were repaid. The repayment was funded in part with commercial paper borrowings and, in part with a portion of the proceeds from the sale-leaseback transaction of the Company’s Oakland, Calif. general office building.

In October 2012, $350 in senior notes with an annual fixed interest rate of 5.45% became due and were repaid. The repayment was funded with a portion of the proceeds from the issuance of $600 in senior notes in September 2012 with an annual fixed interest rate of 3.05%. The notes were issued under the Company’s existing shelf registration statement, with interest payable semi-annually in March and September and a maturity date of September 15, 2022. The remaining net proceeds were used to repay commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

In November 2011, the Company issued $300 of senior notes (notes) under the Company’s existing shelf registration statement. The notes carry an annual fixed interest rate of 3.80% payable semi-annually in May and November. The notes mature on November 15, 2021. Proceeds from the notes were used to retire commercial paper. The notes rank equally with all of the Company’s existing and future senior indebtedness.

As of March 31, 2013 and June 30, 2012, the Company had $387 and $289, respectively, of commercial paper outstanding at a weighted average interest rate of 0.38% and 0.46%, respectively. The average commercial paper outstanding was $147 and $131 for the current periods, respectively, at a weighted average interest rate of 0.37% and 0.42%, respectively. The average commercial paper outstanding was $464 and $456 for the prior periods, respectively, at a weighted average interest rate of 0.47% and 0.41%, respectively.

Credit Arrangements

As of March 31, 2013, the Company had a $1.1 billion revolving credit agreement with an expiration date of May 2017. There were no borrowings under the agreement, and the Company believes that borrowings under the revolving credit agreement are and will continue to be available for general corporate purposes. The agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation, amortization and other items (Adjusted EBITDA) for the trailing four quarters (Adjusted EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.50. Adjusted EBITDA, as defined, includes adjustments to exclude results from discontinued operations, and may not be comparable to similarly titled measures used by other entities.

The following table sets forth the calculation of the Adjusted EBITDA ratio as of March 31, using Adjusted EBITDA for the trailing four quarters, as contractually defined in the periods presented:

	2013	2012
Net earnings	$564	$536
Add back:
Interest expense	129	121
Income tax expense	271	258
Depreciation and amortization	181	176
Deduct:
Interest income	3	3
Adjusted EBITDA	$1,142	$1,088
Total debt	$2,561	$2,850
Adjusted EBITDA ratio	2.24	2.62

The Company is in compliance with all restrictive covenants and limitations in the credit agreement as of March 31, 2013, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

The Company had $44 of foreign and other credit lines as of March 31, 2013, of which $35 was available for borrowing.

CONTINGENCIES

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 as of both March 31, 2013 and June 30, 2012, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both March 31, 2013 and June 30, 2012. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court hearing issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly-owned subsidiaries, The Glad Products Company (“Glad”). The lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively “Petroplus”) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, “Clorox Subsidiaries”). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (“ICC”) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (“Final ICC Arbitration Award”). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (“Foreign Judgment”), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (“U.S. Judgment”). Despite this, in March 2008 a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuations as of March 31, 2013, was approximately $37.

Among other defenses, because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Based on the unfavorable appellate court decision, the Company believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, and that the estimated range of such loss in this matter is from $0 to $31. The Company continues to believe that its defenses are meritorious, and has appealed the decision to the highest courts of Brazil, which could take years to resolve. Expenses related to this litigation and any potential additional loss would be reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company plans to appeal this decision.

Glad and the Clorox Subsidiaries have also filed separate lawsuits against Petroplus alleging misuse of the STP trademark and related matters, which are currently pending before Brazilian courts, and have taken other legal actions against Petroplus, which are pending.

The Company is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on management’s analysis of these claims and litigation, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

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

As of March 31, 2013, the Company was a party to a letter of credit of $14, related to one of its insurance carriers.

The Company had not recorded any liabilities on the aforementioned guarantees as of March 31, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued an update to current accounting standards to improve disclosures related to reclassifications out of accumulated other comprehensive income. Substantially all of the information that these amendments require already is required to be disclosed elsewhere in the financial statements. The amendments require an entity to report the effect of significant reclassifications on respective line items in net earnings or cross-reference other required disclosures, depending on the nature of the reclassification. The presentation requirements will be adopted by the Company by the first quarter of fiscal year 2014, as required.

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

No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2013.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to 31, 2013	964	$76.39	-	$821,030,117
February 1 to 28, 2013	703	$79.47	-	$821,030,117
March 1 to 31, 2013	3,131	$83.98	-	$821,030,117
Total	4,798	$81.80	-	$821,030,117
____________________

(1)	The total shares purchased during the third quarter of fiscal year 2013 relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted shares and the distribution of performance units.

(2)	As of March 31, 2013, all of the $750,000,000 share repurchase program approved by the board of directors on May 18, 2011, remained available for repurchases, and $71,030,117 of the $750,000,000 share repurchase program approved by the board of directors on May 13, 2008, remained available for repurchases. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and, therefore, is not included in column [d] above. On November 15, 2005, the Board of Directors approved the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 2, 2013	BY	/s/ Susan A. Gentile
Susan A. Gentile
Vice President – Controller and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.