Form 10-K
period 2013-06-30
CLOROX CO /DE/
filed 2013-08-23
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
____________________

☑       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2013
OR

☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______ to _______.
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

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2012 (the last business day of the most recently completed second quarter) was approximately $9.5 billion.

As of July 31, 2013, there were 130,429,805 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2013, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2013
TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.

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

ITEM 1. BUSINESS

Overview of Business

The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,400 employees worldwide as of June 30, 2013, and fiscal year 2013 net sales of $5.6 billion. Clorox sells its products primarily through mass merchandisers, retail outlets, e-commerce channels, distributors and medical supply providers. Clorox markets some of consumers’ most trusted and recognized brand names, including its namesake bleach and cleaning products, Clorox Healthcare™, HealthLink®, Aplicare® and Dispatch® products, Green Works® naturally derived products, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® and KC Masterpiece® dressings and sauces, Brita® water-filtration products, and Burt’s Bees® and güd® natural personal care products. Nearly 90% of the Company's brands hold the No. 1 or No. 2 market share positions in their categories. The Company manufactures products in more than two dozen countries and markets them in more than 100 countries. The Company was founded in Oakland, Calif., in 1913 and is incorporated in Delaware.

The Company’s strategy is focused on creating stockholder value by investing in new and existing sales channels and countries with profitable growth potential and attractive categories, particularly those categories aligned with global consumer megatrends in the areas of health and wellness, sustainability and affordability, and appealing to a multicultural marketplace. The Company uses economic profit as the key financial metric in its decisions to drive enhanced performance, make portfolio choices and determine resource allocations. Economic profit represents profit generated over and above the cost of capital used by the business to generate that profit.

In fiscal year 2013, the Company celebrated its 100th anniversary, marking a century of providing innovative products that consumers value. The Company delivered solid financial results in fiscal year 2013 in the face of a bumpy economic recovery, growing net sales by 3% and expanding gross margin by 80 basis points. The Company grew diluted net earnings per share (EPS) from continuing operations by 5%, returned $335 million in dividends to stockholders and announced a dividend increase in May 2013 of nearly 11%. Fiscal year 2013 was also an important year for product launches and product improvements, including Clorox® concentrated bleach, which enables better product performance and a reduction of the Company’s costs and environmental footprint, SmartTube® technology, which is now incorporated into the Company’s spray cleaning bottles, a children’s version of Brita® Bottles with popular cartoon characters, an enhanced formulation for Clorox® disinfecting wipes with improved efficacy on grease and Hidden Valley® pasta salad kits. In addition, the Company’s professional products business continued its growth with record shipments of cleaning and healthcare products. Internationally, the Company maintained its focus on driving growth in core geographies where it has scale and competitive advantage, and continued its international expansion of the Burt’s Bees® brand into countries in Latin America, Southeast Asia and Europe. Finally, the Company further integrated corporate responsibility into its business, receiving external recognition for corporate responsibility as well as innovative integrated reporting and significantly contributed to its communities. During fiscal year 2013, The Clorox Company Foundation awarded more than $4 million in cash grants, while the Company made product donations valued at about $15 million, and contributed another $1.3 million to deserving nonprofits through cause marketing programs. For additional information on recent business developments, refer to the information set forth under the caption “Executive Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 1 of Exhibit 99.1 hereto, incorporated herein by reference.

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

  Lifestyle consists of food products, water-filtration systems and filters, and natural personal care products marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® and güd® brands.

  International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Nevex®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

The Company has three product lines that have accounted for 10% or more of consolidated net sales during each of the past three fiscal years. Sales of liquid bleach represented approximately 14% of the Company’s consolidated net sales in each of the fiscal years 2013, 2012 and 2011, approximately 26%, 26% and 27% of net sales in the Cleaning segment and approximately 28%, 27% and 27% of net sales in the International segment, respectively. Sales of trash bags represented approximately 13% of the Company’s consolidated net sales in each of the fiscal years 2013, 2012 and 2011, approximately 37%, 35% and 34% of net sales in the Household segment and approximately 10%, 10% and 11% of net sales in the International segment, respectively. Sales of charcoal represented approximately 10%, 11% and 11% of the Company’s consolidated net sales and approximately 32%, 35% and 34% of net sales in the Household segment in fiscal years 2013, 2012 and 2011, respectively.

Information about the results of each of the Company’s reportable segments for the last three fiscal years and total assets as of the end of the last two fiscal years, reconciled to the consolidated results, is set forth below. For additional information, refer to the information set forth under the caption “Segment Results from Continuing Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 7 of Exhibit 99.1 hereto.

(Dollars in millions)	Fiscal Year	Cleaning	Household	Lifestyle	International	Corporate	Total Company
Net sales	2013	$1,783	$1,693	$929	$1,218	$-	$5,623
	2012	1,692	1,676	901	1,199	-	5,468
	2011	1,619	1,611	849	1,152	-	5,231

Earnings (losses) from continuing
operations before income taxes	2013	420	336	259	96	(258)	853
	2012	381	298	265	119	(272)	791
	2011	356	278	91	55	(217)	563

Total assets	2013	905	799	878	1,202	527	4,311
	2012	942	818	887	1,219	489	4,355
	2011	838	848	886	1,201	390	4,163

Fiscal year 2011 earnings from continuing operations before income taxes for the Lifestyle and International reportable segments included a noncash goodwill impairment charge of $164 and $94, respectively, related to the Burt’s Bees business. Fiscal year 2011 diluted net earnings per share from continuing operations included the impact of $1.86 from this noncash goodwill impairment charge.

Principal Markets and Methods of Distribution

In the United States, most of the Company’s products are nationally advertised and sold to mass merchandisers, warehouse clubs, and dollar, military and other types of retail stores primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. Within the United States, the Company sells institutional, janitorial and food-service versions of many of its products through distributors, and sells healthcare products through a direct sales force and medical supply providers. Outside the United States, the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners. Additionally, the Company sells many of its products through online retailers and sells its Burt’s Bees® and güd® natural personal care products directly to consumers online.

Financial Information About Foreign and Domestic Operations

For detailed financial information about the Company’s foreign and domestic operations, including net sales and property, plant and equipment, net, by geographic area, see Note 20 – Segment Reporting of the Notes to Consolidated Financial Statements beginning on page 60 of Exhibit 99.1 hereto.

Sources and Availability of Raw Materials

The Company purchases raw materials from numerous unaffiliated domestic and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, diesel, sodium hypochlorite, corrugate and agricultural commodities. Sufficient raw materials were available during fiscal year 2013 but costs for many materials continued to increase amid volatility and inflation, which the Company expects to continue in fiscal year 2014. The Company generally utilizes supply and forward-purchase contracts to help ensure availability and help manage the volatility of the pricing of raw materials needed in its operations. However, the Company is nonetheless highly exposed over the short term to changes in the prices of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 of Exhibit 99.1 hereto and “Risk Factors – Volatility and increases in the costs of raw materials, energy, shipping and transportation, and other necessary supplies or services could harm the Company’s profits” in Item 1.A herein.

Patents and Trademarks

Most of the Company’s brand name consumer products are protected by registered trademarks. The Company’s brand names and trademarks are highly important to its business, and the Company vigorously protects its trademarks from apparent infringements. Maintenance of brand equity value is critical to the Company’s success. The Company’s patent rights are also material to its business and are asserted, where appropriate, against apparent infringements.

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

Customers

Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 26% and 27% for the fiscal years ended 2013, 2012 and 2011, respectively, of consolidated net sales and occurred in each of the Company’s reportable segments. No other customers accounted for more than 10% of consolidated net sales in any of these fiscal years. During fiscal years 2013, 2012 and 2011, the Company’s five largest customers accounted for 45%, 44% and 44% of its net sales, respectively, and its ten largest customers accounted for 55% of its net sales for each of the three fiscal years.

Competition

The markets for consumer products are highly competitive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands. Competition comes from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. Depending on the product, the Company’s products compete on product performance, brand recognition, price, value or other benefits to consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it normally requires continued advertising and promotional support and ongoing product improvements to maintain its relative market position.

Research and Development

During fiscal year 2013, the Company completed the relocation of certain employees from its general office building in Oakland, Calif. to a new facility located in Pleasanton, Calif., which the Company has leased since 2011. Employees from the Company’s Technical and Data Center in Pleasanton, Calif. were also relocated to this new facility during fiscal year 2013. The new facility consists of approximately 343,000 square feet of leased space and includes the Company’s primary research and development facility, utilizing state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. In the fourth quarter of fiscal year 2013, the Company also sold its former Pleasanton, Calif. Technical and Data Center. In addition to the new leased facility in Pleasanton, Calif., the Company conducts research and development activities in Kennesaw, Ga.; Cincinnati, Oh.; Willowbrook, Il.; Midland, Mi.; Durham, NC; and Buenos Aires, Argentina.

The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop commercially viable consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $130 million, $121 million and $115 million in fiscal years 2013, 2012 and 2011, respectively, on direct research activities relating to the development of new products and/or the maintenance and improvement of existing products. In addition, the Company also obtains technologies from third parties for use in its products. Royalties relating to such technologies are reflected in the Company’s cost of sales. For further information regarding the Company’s research and development costs, see “Research and development costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 5 of Exhibit 99.1 hereto.

Environmental Matters

For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liability risks” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.

Number of Persons Employed

As of June 30, 2013, the Company employed approximately 8,400 people.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at TheCloroxCompany.com under Investors/Financial Reporting/SEC Filings. Information relating to corporate governance at Clorox, including the Company’s Code of Conduct, the Clorox Company Board of Directors Governance Guidelines and Board Committee charters, including charters for the Management Development and Compensation Committee, the Audit Committee, the Finance Committee and the Nominating and Governance Committee, is available at TheCloroxCompany.com under Corporate Responsibility/Performance/Corporate Governance or http://www.thecloroxcompany.com/corporate-responsibility/performance/corporate-governance. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Report.

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

Although the Company continues to devote significant resources to support its brands, unfavorable economic conditions may continue to negatively affect consumer demand for the Company’s products. Consumers may reduce discretionary spending due to economic uncertainty or unfavorable economic conditions, which may lead to reduced sales volumes or cause a shift in the Company’s product mix from higher-margin to lower-margin products. Consumers may increase purchases of lower-priced or non-branded products and the Company’s competitors may increase levels of promotional activity for lower-priced products as they seek to maintain sales volumes during uncertain economic times, which may negatively impact the Company’s sales and volume.

In addition, global markets continued to experience significant disruptions during fiscal year 2013, and continuing volatility, particularly in Venezuela and Argentina, could continue to harm the Company’s business. Although the Company currently generates significant cash flows from ongoing operations and has access to global credit markets through its financing activities and existing credit facilities to meet its current needs, if the current credit conditions were to worsen, the Company might not be able to access credit markets on favorable terms when needed, which could adversely affect the Company’s liquidity and capital resources. Financial market volatility and unfavorable economic conditions may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. If customers’ financial conditions are severely affected, the Company may not be able to collect accounts receivable, which could have a material adverse impact on its results.

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

These risks could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. For example, lower prices resulting from price controls could adversely affect our margins and profitability and make it difficult for us to offset other risks in these markets, such as high inflation. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

In addition, the Company is exposed to foreign currency exchange rate risk with respect to its sales, profits, assets and liabilities driven by movements of the U.S. dollar relative to other currencies. This risk is exacerbated by recent indications from the U.S. Federal Reserve that it may reduce quantitative easing (expansionary monetary policy), which has created a general market environment whereby the U.S. dollar has increased in value relative to a number of foreign currencies, increasing volatility in foreign currency exchange markets. Although the Company uses instruments to hedge certain foreign currency risks, these hedges only offset a small portion of the Company’s exposure to foreign currency fluctuations and, therefore, its reported earnings may be affected by changes in foreign exchange rates.

The Company’s international operations are also subject to risks relating to potential difficulties in staffing and managing local operations, import and export laws, raw material availability, credit risk of local customers, suppliers and distributors and potentially adverse tax consequences.

Inflation is another risk associated with the Company’s international operations. For example, Venezuela has been designated for financial reporting purposes as a highly inflationary economy, and Argentina could in the future be designated as such. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of subsidiaries operating in highly inflationary economies are recorded in net earnings. Venezuela’s designation as a highly inflationary economy and the potential for further devaluation of the local currency exchange rate will continue to negatively affect the Company’s revenue, operating profit and net income in fiscal year 2014 and potentially beyond. In addition, there can be no assurance that other countries in which the Company operates will not also become highly inflationary, that such countries’ currencies will not be devalued, or both, and that the Company’s operations will not be negatively impacted as a result. For further information regarding Venezuela, see “Venezuela” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 10 of Exhibit 99.1 hereto.

The Company faces intense competition in its markets, which could lead to reduced profitability.

The Company faces intense competition from consumer product companies both in the United States and in its international markets. Most of the Company’s products compete with other widely advertised brands within each product category and with “private label” brands in certain categories, which typically are sold at lower prices.

The Company’s products generally compete on the basis of product performance, brand recognition, price, value or other benefits to consumers. Advertising, promotion, merchandising and packaging also have significant impacts on consumer purchasing decisions, and the Company is increasingly using digital media marketing and promotional programs to reach consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position. If the Company’s advertising, marketing and promotional programs, including its use of digital media to reach consumers, are not effective or adequate, the Company’s sales and volume may be impacted.

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

Volatility and increases in the costs of raw materials, energy, transportation, and other necessary supplies or services could harm the Company’s profits.

Volatility and increases in the costs of raw materials, including resin, sodium hypochlorite, linerboard, soybean oil, solvent, corrugate and other chemicals and agricultural commodities, or increases in the cost of energy, transportation and other necessary services may harm the Company’s profits and operating results. The Company anticipates continued commodity and other cost increases in fiscal year 2014. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in the cost of commodities, and the commodity costs decline, the Company may not be able to sustain its price increases over time. Also, competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. Sustained price increases may lead to declines in volume. While the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases, which could adversely affect its financial condition and results of operations. For further information regarding the impact of changes in commodity costs, see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 of Exhibit 99.1 hereto.

To reduce the cost volatility associated with anticipated commodity purchases, the Company uses derivative instruments, including commodity futures and swaps. The extent of the Company’s derivative position at any given time depends on the Company’s assessment of the markets for these commodities, the cost volatility in the markets and the cost of the derivative instruments. Many of the commodities used by the Company in its products do not have actively traded derivative instruments. If the Company does not or is unable to take a derivative position and costs subsequently increase, or if it institutes a position and costs subsequently decrease, the Company’s costs may be greater than anticipated or higher than its competitors’ costs and the Company’s financial results could be adversely affected.

Sales growth objectives may be difficult to achieve, and price increases, market and category declines and changes to the Company’s product and geographic mix may adversely impact the Company’s financial results.

A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2013, approximately 79% of the Company’s net sales were generated in U.S. markets. U.S. markets for cleaning products are generally characterized by high household penetration. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that grow its product categories, and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives. Even when the Company is successful in increasing sales within particular product categories, a continuing or accelerating decline in the overall markets for its products can have a negative impact on the Company’s financial results.

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

A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 26% and 27% for the fiscal years ended 2013, 2012 and 2011, respectively, of consolidated net sales and occurred in each of the Company’s reportable segments. No other customers accounted for more than 10% of consolidated net sales in any of these fiscal years. During fiscal years 2013, 2012 and 2011, the Company’s five largest customers accounted for 45%, 44% and 44% of its net sales, respectively, and its ten largest customers accounted for 55% of its net sales for each of the three fiscal years. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to “private label” or competitors’ products, may harm the Company’s sales and reduce the ability of the Company to bring new innovative products to consumers.

In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases from the Company, causing the Company’s sales and profits to decline. In recent years, the Company has seen increasing retailer consolidation both in the United States and internationally. This trend has resulted in the increased size and influence of large consolidated retailers, who may demand lower pricing or special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease due to customer inventory reductions or otherwise, the Company’s business, financial condition and results of operations may be harmed.

Profitability could suffer if the Company is unable to generate anticipated cost savings and efficiencies, or efficiently manage supply chain and manufacturing processes.

The Company continues to implement plans to improve its competitive position by setting aggressive annual cost-savings targets, and it expects ongoing cost savings from its continuous improvement activities. The Company anticipates these continuing cost savings will result from reducing material costs and manufacturing inefficiencies and realizing productivity gains, distribution efficiencies and overhead reductions in each of its business segments and Corporate. If the Company cannot successfully implement its cost-savings plans or the cost of making these changes increases, the Company may not realize all anticipated benefits, which could adversely affect the Company’s financial results. These plans could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s financial results.

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

Most states have agencies that regulate in parallel to these federal agencies. In addition, the Company’s international operations are subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, injunctions, recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. It is possible that the federal government will increase regulation of the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards or increased regulation in other areas, and that such regulation could negatively impact the Company’s ability to obtain raw materials or could increase costs. In addition, pending legislative initiatives and adopted legislation in the areas of healthcare reform and other areas, such as the Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act and legislation in the area of taxation of domestic and foreign profits, executive compensation and corporate governance, could also increase the Company's costs. These risks may be increased by the Company’s acquisitions of HealthLink and Aplicare, Inc., which manufacture products subject to additional regulations.

The Company’s ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks, and government reviews, inquiries or investigations could harm the Company’s business.

The Company’s operations outside the United States are subject to risks relating to non-compliance with legal and regulatory requirements in the United States and in such foreign jurisdictions. Additionally, there is a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. From time to time, the Company conducts internal investigations and compliance reviews to ensure that it is in compliance with applicable laws and regulations. Additionally, the Company could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with U.S. laws, including the Foreign Corrupt Practices Act, or international laws and regulations, could expose the Company to significant fines, penalties or other sanctions that may harm the business and reputation of the Company.

Product liability claims and other legal proceedings could adversely affect the Company’s sales and operating results.

The Company has in the past paid, and may be required in the future to pay, for losses or injuries purportedly caused by its products. Such claims may be based on allegations that, among other things, the Company’s products contain contaminants or provide inadequate instructions or warnings regarding their use, or damage property or persons. Product liability claims could result in negative publicity that could harm the Company’s reputation, sales and operating results. In addition, if one of the Company’s products is found to be defective, the Company could be required to recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a retention, may exceed the amount of insurance coverage or may be excluded under the terms of the policies.

In addition, the Company is, and may in the future become, a party to litigation and other disputes, including in foreign jurisdictions. In general, claims made by or against the Company in litigation, disputes or other proceedings can be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect its business or financial results or condition. It is not possible to predict the final resolution of the litigation, disputes or proceedings with which the Company currently is or may in the future become involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material. See “Contingencies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 15 and Note 12 – Other Contingencies and Guarantees of the Notes to Consolidated Financial Statements beginning on page 46 of Exhibit 99.1 hereto for additional information related to one of these matters.

The Company’s financial results could suffer if the Company is unable to implement its strategies or if the Company’s strategies do not achieve the intended effects.

The Company may not be able to implement its strategies, including, among other things, new product innovation, cost savings and penetration of and growth in international markets. If the Company is unable to implement its strategies in accordance with its expectations, the Company may not achieve its growth targets and its financial results could be adversely affected. There is a risk that implementation of the Company’s strategies will not advance the Company’s business and financial results.

The Company may not successfully develop and introduce new products and line extensions, which could adversely impact its financial results.

The Company’s future performance and growth depends on its innovation and ability to successfully develop or license and introduce new products, line extensions and product improvements. The Company cannot be certain that it will successfully achieve its innovation goals. The development and introduction of new products require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market and the failure of new products and line extensions to achieve anticipated levels of market acceptance. If product introductions are not successful, costs could be adversely affected. In addition, if sales generated by new products cause a decline in sales of our existing products, our financial results could be materially adversely affected.

Acquisitions, new venture investments and divestitures may not be successful, which could impact the Company’s results.

In connection with the Company’s strategy, the Company expects to continue to seek to increase growth through acquisitions. Not only is it difficult to identify good acquisition candidates and to compete successfully for such candidates, but these transactions also involve numerous risks, including risks relating to the Company’s ability to:

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

Acquired companies or operations or newly created ventures may not be profitable or may not achieve sales levels and profitability that justify the investments. Future acquisitions or ventures could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, including litigation, an increase in expenses related to certain assets and increased operating expenses, all of which could adversely affect the Company’s results of operations and financial condition. Future acquisitions of foreign companies or new foreign ventures would increase, among other things, the Company’s exposure to foreign exchange rate risks. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record impairment charges related to goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results.

The Company may also divest certain assets, businesses or brands that do not meet the Company’s strategic objectives or growth targets. With respect to any divestiture, the Company may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability subsequent to any divestiture. The Company may also be required to recognize impairment charges as a result of a divesture.

Any potential future acquisitions, new ventures or divestitures may divert the attention of management and may divert resources from matters that are core or critical to the business.

Reliance on a limited base of suppliers may result in disruptions to the Company’s business.

The Company relies on a limited number of suppliers for certain commodities and raw material inputs, including sole-source and single-source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. New suppliers may have to be qualified under governmental, industry and Company standards, which can require additional investment and time. If the Company is unable to qualify any needed new suppliers or maintain supplier arrangements and relationships, if it is unable to contract with suppliers at the quantity, quality and price levels needed for its business, or if any of the Company’s key suppliers becomes insolvent or experiences other financial distress, the Company could experience disruptions in production and its financial results could be adversely affected.

Loss of, or inability to attract, key personnel could adversely impact the Company’s business.

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

Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve the Company’s reputation and the reputation of its brands. These programs include ethics and compliance, sustainability, and product safety and quality initiatives. Despite these efforts, negative publicity about the Company, including product safety or similar concerns, whether real or perceived, could occur, and the Company’s products could face withdrawal, recall or other quality issues. Negative publicity, posts or comments about the Company could also be widely disseminated through the use of social media. Such events, if they were to occur, could harm the Company’s image and result in an adverse effect on its business, as well as require resources to rebuild its reputation.

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

The Company had a recorded liability of $13 million and $14 million as of June 30, 2013 and 2012, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability as of both June 30, 2013 and 2012. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company also handles and/or transports hazardous substances, including but not limited to, chlorine, at some of its international plant sites. A release of such chemicals, whether in transit or at the Company’s facilities, due to accident or an intentional act, could result in substantial liability.

The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations at the facilities of the Company and its suppliers and retail customers are subject to disruption for a variety of reasons, including work stoppages, demonstrations, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters. The Company’s corporate headquarters and new facility in Pleasanton, Calif. are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations. Any such disruption could have a material adverse impact on the Company’s business.

Failure to maximize, successfully assert or successfully defend the Company’s intellectual property rights could impact its competitiveness.

The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands and its products and the packaging for those products. The Company cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold may not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure to perfect or successfully assert its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, operating results and financial condition.

If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, its competitiveness could be negatively impacted.

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party ideas or technologies, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and the obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future for rights if holders are willing to permit the Company to continue to use such intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on its business, operating results and financial condition.

The Company’s substantial indebtedness could adversely affect its operations and financial results and prevent the Company from fulfilling its obligations, and the Company may incur substantially more debt in the future, which could exacerbate these risks.

The Company has a significant amount of indebtedness. As of June 30, 2013, the Company had $2.4 billion of debt. The Company’s substantial indebtedness could have important consequences. For example, it could:
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
In addition, the Company may incur substantial additional indebtedness in the future to fund acquisitions, to repurchase shares or to fund other activities for general business purposes, subject to compliance with the Company’s existing restrictive debt covenants. As of June 30, 2013, the Company could add approximately $1.7 billion in incremental debt and remain in compliance with restrictive debt covenants, although there is no assurance that the actual amount that the Company may be able to borrow in the future will equal this amount. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to possible downgrades in the Company’s credit rating. Any decision regarding the Company’s future borrowings will be based on the facts and circumstances existing at the time, including the Company’s credit rating. If the Company were to borrow the maximum amount available to it, its credit rating could be downgraded.

The Company could be adversely affected if its credit ratings were to fall below investment grade.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of June 30, 2013, the Company and each of its counterparties had been assigned investment-grade ratings with both Standard & Poor’s and Moody’s. However, if the Company’s credit rating were to fall below investment grade, the counterparties to the derivative instruments in net liability positions could request full collateralization.

The Company may not have sufficient cash to service its indebtedness and pay cash dividends.

The Company’s ability to repay and refinance its indebtedness and to fund capital expenditures depends on the Company’s cash flow. In addition, the Company’s ability to pay cash dividends depends on cash flow and net earnings (as defined by Delaware law). The Company’s cash flow and net earnings are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control, and such factors may limit the Company’s ability to repay indebtedness, declare and pay cash dividends and repatriate foreign earnings at an effective cost.

The Company’s continued growth and expansion and reliance on third-party service providers could adversely affect its internal control over financial reporting, which could harm its business and financial results.

Clorox management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets will place significant additional pressure on the Company’s system of internal control over financial reporting. Moreover, the Company engages the services of third parties to assist with business operations and financial reporting processes, which inserts additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and on a timely basis or to detect and prevent fraud.

A failure of key information technology systems could adversely impact the Company’s ability to conduct business.

The Company relies extensively on information technology systems, some of which are managed by third-party service providers, in order to conduct its business. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, and other processes involved in managing the business. The Company has made significant progress with its implementation of enterprise-wide upgrades to its hardware, software and operating systems, including its ERP system in Latin America, which replaces legacy systems, and is expected to streamline operations and enable future growth. If the Company’s existing and/or future technology systems and processes do not adequately support the future growth of the Company’s business, the Company’s business may be adversely impacted. Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches, and other similar disruptions from unauthorized users. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in the ability to manage or conduct business, which may adversely impact the Company’s business. Furthermore, if the Company suffers a loss as a result of a breach or other breakdown in its technology system or such a breach or other breakdown results in disclosure of confidential business or stakeholder information, the Company may suffer reputational, competitive and/or business harm, which may adversely affect the Company’s results of operations and/or financial condition.

The Company’s judgments regarding the accounting for tax positions and the resolution of tax disputes may impact the Company’s earnings and cash flow.

Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Company’s effective tax rate and the Company’s financial results. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate, which would have an adverse effect on our operating results. Any resolution of a tax issue may require the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 18 - Income Taxes of the Notes to Consolidated Financial Statements beginning on page 53 of Exhibit 99.1 hereto.

The estimates and assumptions on which the Company’s financial statement projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s stock price.

The Company’s financial statement projections are dependent on certain estimates and assumptions related to, among other things, category growth, commodity prices, cost savings, foreign exchange rates, accruals for estimated liabilities, including litigation reserves, goodwill, market share projections, measurement of benefit obligations for pension and other postretirement benefit plans, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its shares, make acquisitions, pay dividends and meet debt obligations. While the Company’s projections are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, the Company’s actual results may differ materially from its financial outlook. Any material variation between the Company’s projections and its actual results may adversely affect its stock price.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Production and Distribution Facilities

The Company owns or leases and operates 25 manufacturing facilities in North America and owns or leases and operates 14 manufacturing facilities outside North America. The Company also leases six regional distribution centers in North America and several other warehouse facilities. Management believes the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently and that the Company’s properties and equipment have generally been well maintained. The Company is continually performing a supply chain efficiency analysis, which may lead to closures of domestic and international manufacturing facilities and the redistribution of production between its remaining facilities and contract manufacturers to optimize availability and capacity and seek to reduce operating costs.

Offices and Research and Development Facilities

In fiscal year 2013, the Company sold its general office building located in Oakland, Calif. and leased back certain floors of the building under a long-term lease. In fiscal year 2013, the Company also sold its Technical and Data Center located in Pleasanton, Calif. and leased back a warehouse facility and a consumer learning center located on that campus under a long-term lease. The Company owns its research and development facility located at its plant in Buenos Aires, Argentina. Since 2011, the Company has leased a new facility located in Pleasanton, Calif., which now houses the Company’s research and development group, as well as other administrative and operational support personnel. The new facility features state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. The relocation of personnel to the new facility from the Company’s general office and from the former Technical and Data Center was completed in the fourth quarter of fiscal year 2013.

The Company also conducts research and development activities and engineering research in leased facilities in Kennesaw, Ga.; Cincinnati, Oh.; Willowbrook, Il.; Midland, Mi.; and Durham, NC. Leased sales offices and other facilities are located at a number of other locations.

Encumbrances

None of the Company’s owned facilities are encumbered to secure debt owed by the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business in the U.S. and in international locations, including various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for or disclosed in the Company’s consolidated financial statements in Exhibit 99.1 hereto, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, year first elected and current titles of each of the executive officers of the Company as of July 31, 2013, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Donald R. Knauss	62	2006	Chairman of the Board and Chief Executive Officer
Stephen M. Robb	48	2011	Senior Vice President – Chief Financial Officer
Frank A. Tataseo	58	2004	Executive Vice President – Professional Products Division, Mergers & Acquisitions, Partnerships and IT
Benno Dorer	49	2009	Executive Vice President & Chief Operating Officer – Cleaning, International and Corporate Strategy
George Roeth	52	2009	Executive Vice President & Chief Operating Officer –Household and Lifestyle
Jacqueline P. Kane	61	2004	Senior Vice President – Human Resources & Corporate Affairs
Laura Stein	51	2005	Senior Vice President – General Counsel
Thomas P. Britanik	55	2009	Senior Vice President – Chief Marketing Officer
Wayne L. Delker	59	2009	Senior Vice President – Chief Innovation Officer
James Foster	51	2009	Senior Vice President – Chief Product Supply Officer
Grant J. LaMontagne	57	2009	Senior Vice President – Professional Products Division
Nikolaos Vlahos	45	2013	Senior Vice President – Chief Customer Officer
Dawn Willoughby	44	2013	Senior Vice President – General Manager, Cleaning Division
Jon Balousek	44	2013	Senior Vice President – General Manager, Specialty Division
Michael J. Costello	47	2011	Vice President – General Manager, International

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

Frank A. Tataseo was elected executive vice president – professional products division, mergers & acquisitions, partnerships and IT effective January 2013. From January 2009 to December 2012, he served as executive vice president – strategy & growth and professional products. From February 2007 to December 2008, he served as executive vice president – functional operations.

Benno Dorer was elected executive vice president – chief operating officer, cleaning, international and corporate strategy effective January 2013. From March 2011 to December 2012, he served as senior vice president – cleaning division and Canada. He served as senior vice president – general manager, cleaning division from June 2009 to March 2011. From October 2007 through May 2009, he served as vice president – general manager, cleaning division.

George Roeth was elected executive vice president – chief operating officer, household and lifestyle effective January 2013. From June 2009 to December 2012, he served as senior vice president – general manager, specialty division. He served as vice president – general manager, specialty division from February 2007 through May 2009.

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

Grant J. LaMontagne was elected senior vice president – professional products division effective March 2013. From June 2009 to February 2013, he served as senior vice president – chief customer officer. From July 2004 to May 2009, he served as vice president – sales.

Nikolaos Vlahos was elected senior vice president – chief customer officer effective March 2013. From March 2011 to February 2013, he served as vice president – general manager, Burt’s Bees®. He served as vice president – general manager, Laundry, Brita® and Green Works®, from March 2009 to February 2011, and vice president – general manager, Laundry from February 2008 to February 2009.

Dawn Willoughby was elected senior vice president – general manager, cleaning division effective January 2013. She served as vice president – general manager, Home Care, from October 2012 to January 2013, and vice president – general manager, Glad Products from January 2010 to October 2012. From July 2006 through January 2010, she served as vice president – sales planning.

Jon Balousek was elected senior vice president – general manager, specialty division effective January 2013. He served as vice president – general manager, Litter, Food and Charcoal from October 2011 to December 2012, and vice president – Marketing, Cleaning Division from October 2008 to September 2011. From July 2005 through September 2008, he served as vice president – Marketing, Specialty Division.

Michael J. Costello was elected vice president – general manager, international, effective March 2011. He served as vice president – general manager, Latin America and Europe, from July 2009 to March 2011, and vice president – general manager, Latin America from June 2008 through June 2009. From November 2005 through May 2008, he served as vice president – international marketing.

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

Holders

The number of record holders of the Company’s common stock as of July 31, 2013, was 12,321 based on information provided by the Company’s transfer agent.

Dividends

The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 22 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 63 of Exhibit 99.1 hereto, incorporated herein by reference.

Equity Compensation Plan Information

See Part III, Item 12 hereof.

Issuer Purchases of Equity Securities

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2013.

	[a]	[b]	[c]	[d]

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to 30, 2013	-	$-	-	$821,030,117
May 1 to 31, 2013	999,775	$86.15	999,775	$750,000,000
June 1 to 30, 2013	500,000	$83.39	500,000	$750,000,000
	1,499,775	$85.23	1,499,775
____________________

(1)	Shares purchased in May 2013 and June 2013 were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards.
(2)	On May 13, 2013, the board of directors of the Company terminated the share repurchase programs previously authorized on May 13, 2008 and May 18, 2011, and authorized a share repurchase program for an aggregate purchase amount of up to $750 million, all of which remained available for purchase as of June 30, 2013. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and, therefore, is not included in column [d] above. On November 15, 2005, the board of directors approved the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. None of these programs has a specified termination date.

ITEM 6. SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary,” on page 64 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page 24 of Exhibit 99.1 hereto, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. See “Report of Independent Registered Public Accounting Firm,” which appears on page 26 of Exhibit 99.1 hereto.

Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9.B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.

The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and controller, among others. The Code of Conduct is located on the Company’s website at TheCloroxCompany.com under Corporate Responsibility/Performance/Corporate Governance or http://www.thecloroxcompany.com/corporate-responsibility/performance/corporate-governance. The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its Code of Conduct by posting such information on the Company’s website. The Company’s website also contains its corporate governance guidelines and the charters of its principal board committees.

Information regarding the Company’s directors, compliance with Section 16(a) of the Exchange Act and corporate governance set forth in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation, Management Development and Compensation Committee interlocks and insider participation, and the report of the Management Development and Compensation Committee of the Company’s board of directors set forth in the Proxy Statement is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended June 30, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2013, 2012 and 2011.

Consolidated Balance Sheets as of June 30, 2013 and 2012.

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended June 30, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2 hereto, incorporated herein by reference.

(b)	Exhibits:

3.1	Restated Certificate of Incorporation (filed as Exhibit 3(iii) to the Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1999, incorporated herein by reference).

3.2	Bylaws (amended and restated) of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed November 20, 2009, incorporated herein by reference).

3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K, filed July 19, 2011, incorporated herein by reference).

4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

4.2	Exchange and Registration Agreement dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015 (filed as Exhibit 4.2 to the Current Report on Form 8-K, filed December 3, 2004, incorporated herein by reference).

4.3	Cross-reference table for Indenture, dated as of December 3, 2004 (listed as Exhibit 4.1 above) and the Trust Indenture Act of 1939, as amended (filed as Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-123115), as declared effective by the Securities and Exchange Commission on April 29, 2005, incorporated herein by reference).

4.4	Form of Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-3ASR (File No. 333-146472), filed October 3, 2007, incorporated herein by reference).

4.5	Form of Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3ASR (File No. 333-146472), filed November 4, 2009,incorporated herein by reference).

4.6	Form of Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed November 5, 2009, incorporated herein by reference).

4.7	Form of Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed November 16, 2011, incorporated by reference).

4.8	Form of Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed September 11, 2012, incorporated herein by reference).

10.1*	1993 Directors’ Stock Option Plan, dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004 (filed as Exhibit 10-2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.2*	Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004 (filed as Exhibit 10-3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.3*	The Clorox Company Independent Directors’ Stock-Based Compensation Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003 (filed as Exhibit 10(xiv) to the Annual Report on Form 10-K for the year ended June 30, 2002, incorporated herein by reference).

10.4*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.55 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.5*	Form of Amended and Restated Employment Agreement (filed as Exhibit 10.60 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.6*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004 (filed as Exhibit 10(x) to the Annual Report on Form 10-K for the year ended June 30, 2004, incorporated herein by reference).

10.7*	The Clorox Company 1996 Stock Incentive Plan, amended and restated as of September 15, 2004 (filed as Exhibit 10-4 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.8*	Form of Non-Qualified Stock Option Award Agreement under the Company’s 1996 Stock Incentive Plan, amended and restated as of September 15, 2004 (filed as Exhibit 10-5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, incorporated herein by reference).

10.9*	The Clorox Company Annual Incentive Plan, amended and restated effective as of August 13, 2009 (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.10*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, incorporated herein by reference).

10.11*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2011.

10.12*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.13*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.14*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.15*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008 (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended June 30, 2008, incorporated herein by reference).

10.16*	Amendment No.1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended June 30, 2011, incorporated herein by reference).

10.17*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, incorporated herein by reference).

10.18*	Amendment No. 1 to The Clorox Company Amended and Restated Supplemental Executive Retirement Plan as of July 29, 2011 (filed as Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, incorporated herein by reference).

10.19*	Amendment No. 2 to The Clorox Company Amended and Restated Supplemental Executive Retirement Plan as of September 11, 2012 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, incorporated herein by reference).

10.20*	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan for the Benefit of Donald R. Krauss, effective as of October 2, 2006 (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended December 31,2008, incorporated herein by reference).

10.21*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008 (filed as Exhibit 10.58 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, incorporated herein by reference).

10.22*	Employment Agreement between The Clorox Company and Donald R. Knauss, dated May 28, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed May 28, 2010, incorporated herein by reference).

10.23*	Amended and Restated Change in Control Agreement between The Clorox Company and Donald Knauss, dated as of November 15, 2011 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed November 18, 2011, incorporated herein by reference).

10.24*	Form of Indemnification Agreement (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, incorporated herein by reference).

10.25*	Form of Severance Plan for Clorox Executive Committee Members, effective as of May 19, 2010 (filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended June 30, 2010, incorporated herein by reference).

10.26*	The Clorox Company Executive Change in Control Severance Plan as of December 17, 2010 (filed as Exhibit 10.26 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, incorporated herein by reference).

10.27*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011 (filed as Exhibit 10.27 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, incorporated herein by reference).

10.28*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011 (filed as Exhibit 10.29 to the Annual Report on Form 10-K for the period ended June 30, 2011, incorporated herein by reference).

10.29	Credit Agreement, dated as of May 4, 2012 among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A. and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed May 9, 2012, incorporated herein by reference).

10.30(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates (filed as Exhibit 10 to the amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2004, incorporated herein by reference).

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.

101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 23, 2013	By:	/s/ D. R. Knauss
D. R. Knauss
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Boggan, Jr.	Director	August 23, 2013
D. Boggan, Jr.
/s/ R. H. Carmona	Director	August 23, 2013
R. H. Carmona
/s/ T. M. Friedman	Director	August 23, 2013
T. M. Friedman
/s/ G. J. Harad	Director	August 23, 2013
G. J. Harad
/s/ D. R. Knauss	Chairman and Chief Executive Officer	August 23, 2013
D. R. Knauss	(Principal Executive Officer)
/s/ E. Lee	Director	August 23, 2013
E. Lee
/s/ R. W. Matschullat	Director	August 23, 2013
R. W. Matschullat
/s/ E. A. Mueller	Director	August 23, 2013
E. A. Mueller
/s/ J. Noddle	Director	August 23, 2013
J. Noddle
/s/ R. M. Rebolledo	Director	August 23, 2013
R. M. Rebolledo
/s/ P. Thomas-Graham	Director	August 23, 2013
P. Thomas-Graham
/s/ C. M. Ticknor	Director	August 23, 2013
C. M. Ticknor
/s/ S. M. Robb	Senior Vice President — Chief Financial Officer	August 23, 2013
S. M. Robb	(Principal Financial Officer)
/s/ S. Gentile	Vice President — Controller and Chief Accounting Officer	August 23, 2013
S. Gentile	(Principal Accounting Officer)

INDEX OF EXHIBITS

10.11	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2011.

10.12	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.13	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.

10.14	Form of Non-Qualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.

99.3	Reconciliation of Economic Profit.

101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.