Form 10-Q
period 2013-09-30
CLOROX CO /DE/
filed 2013-11-01
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of October 30, 2013, there were 129,044,616 shares outstanding of the registrant’s common stock ($1.00 – par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	9/30/2013	9/30/2012
Net sales	$1,364	$1,338
Cost of products sold	779	764
Gross profit	585	574

Selling and administrative expenses	198	195
Advertising costs	120	122
Research and development costs	31	30
Interest expense	26	33
Other expense, net	2	-
Earnings from continuing operations before income taxes	208	194
Income taxes on continuing operations	71	61
Earnings from continuing operations	137	133
Losses from discontinued operations, net of tax	(1)	-
Net earnings	$136	$133

Net earnings (losses) per share
Basic
Continuing operations	$1.05	$1.02
Discontinued operations	(0.01)	-
Basic net earnings per share	$1.04	$1.02

Diluted
Continuing operations	$1.04	$1.01
Discontinued operations	(0.01)	-
Diluted net earnings per share	$1.03	$1.01

Weighted average shares outstanding (in thousands)
Basic	130,074	130,268
Diluted	132,237	131,702

Dividend declared per share	$0.71	$0.64

Comprehensive income	$135	$160

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	9/30/2013	6/30/2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$323	$299
Receivables, net	506	580
Inventories, net	439	394
Other current assets	152	147
Total current assets	1,420	1,420
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,720 and $1,711, respectively	1,007	1,021
Goodwill	1,108	1,105
Trademarks, net	553	553
Other intangible assets, net	70	74
Other assets	143	138
Total assets	$4,301	$4,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$286	$202
Accounts payable	374	413
Accrued liabilities	468	490
Income taxes payable	42	29
Total current liabilities	1,170	1,134
Long-term debt	2,170	2,170
Other liabilities	762	742
Deferred income taxes	118	119
Total liabilities	4,220	4,165

Contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at both September 30, 2013 and June 30, 2013; and 128,996,021 and 130,366,911
shares outstanding at September 30, 2013 and June 30, 2013, respectively	159	159
Additional paid-in capital	673	661
Retained earnings	1,603	1,561
Treasury shares, at cost: 29,745,440 and 28,374,550 shares
at September 30, 2013 and June 30, 2013, respectively	(1,986)	(1,868)
Accumulated other comprehensive net losses	(368)	(367)
Stockholders’ equity	81	146
Total liabilities and stockholders’ equity	$4,301	$4,311

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2013	9/30/2012
Operating activities:
Net earnings	$136	$133
Deduct: Losses from discontinued operations, net of tax	(1)	-
Earnings from continuing operations	137	133
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	44	44
Share-based compensation	10	8
Deferred income taxes	(1)	15
Other	11	17
Changes in:
Receivables, net	74	80
Inventories, net	(44)	(32)
Other current assets	(7)	1
Accounts payable and accrued liabilities	(63)	(68)
Income taxes payable	18	10
Net cash provided by continuing operations	179	208
Net cash used for discontinued operations	(1)	-
Net cash provided by operations	178	208

Investing activities:
Capital expenditures	(27)	(54)
Net cash used for investing activities	(27)	(54)

Financing activities:
Notes and loans payable, net	84	(297)
Long-term debt borrowings, net of issuance costs	-	594
Treasury stock purchased	(130)	-
Cash dividends paid	(93)	(83)
Issuance of common stock for employee stock plans and other	11	28
Net cash (used for) provided by financing activities	(128)	242
Effect of exchange rate changes on cash and cash equivalents	1	4
Net increase in cash and cash equivalents	24	400
Cash and cash equivalents:
Beginning of period	299	267
End of period	$323	$667

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2013 and 2012, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014, or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2013, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

NOTE 2. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	9/30/2013	6/30/2013
Finished goods	$364	$321
Raw materials and packaging	120	121
Work in process	3	3
LIFO allowances	(39)	(40)
Allowances for obsolescence	(9)	(11)
Total	$439	$394

NOTE 3. OTHER ASSETS

Investments in Low-Income Housing Partnerships

The Company owns, directly or indirectly, limited partnership interests in low-income housing partnerships, which are accounted for using the equity method of accounting. The Company’s investment balance as of both September 30, 2013 and June 30, 2013 was $6. These partnerships are considered to be variable interest entities; however, the Company does not consolidate them because it does not have the power to direct the activities of the partnerships that significantly impact their economic performance. The purpose of the partnerships is to develop and operate low-income housing rental properties. The general partners, who typically hold 1% of the partnership interests, are third parties unrelated to the Company and its affiliates, and are responsible for controlling and managing the business and financial operations of the partnerships. As a limited partner, the Company is not responsible for any of the liabilities and obligations of the partnerships nor do the partnerships or their creditors have any recourse to the Company other than for the capital requirements. All available tax benefits from low-income housing tax credits provided by the partnerships were claimed as of fiscal year 2012. The risk that previously claimed low-income housing tax credits might be recaptured or otherwise retroactively invalidated is considered remote.

NOTE 4. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	9/30/2013	6/30/2013
Employee benefit obligations	$287	$270
Venture agreement net terminal obligation	286	284
Taxes	76	74
Other	113	114
Total	$762	$742

NOTE 5. NET EARNINGS PER SHARE

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net earnings per share (EPS) to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2013	9/30/2012
Basic	130,074	130,268
Dilutive effect of stock options and other	2,163	1,434
Diluted	132,237	131,702

During the three months ended September 30, 2013, the Company excluded stock options to purchase approximately 1.8 million shares of the Company’s common stock in the calculations of diluted net EPS because their exercise price was greater than the average market price, making them anti-dilutive.

During the three months ended September 30, 2012, the Company included all stock options to purchase shares of the Company’s common stock in the calculations of diluted net EPS because the average market price of all outstanding grants was greater than the exercise price.

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of September 30, 2013, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the three months ended September 30, 2013 and 2012, the Company repurchased approximately 1.6 million shares and zero shares, respectively, under its Evergreen Program, for an aggregate amount of $130 and $0, respectively. The Company did not repurchase any shares under the open-market purchase program during the three months ended September 30, 2013 and 2012.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income is defined as net earnings and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income was as follows:

	Three Months Ended
	9/30/2013	9/30/2012
Net earnings	$136	$133
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax of $1 and $3, respectively	4	27
Net unrealized losses on derivatives, net of tax of $1 and $1, respectively	(1)	(1)
Pension and postretirement benefit adjustments, net of tax of $2 and $0, respectively	(4)	1
Total other comprehensive (loss) income, net of tax	(1)	27
Comprehensive income	$135	$160

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued an update to current accounting standards related to disclosures of reclassifications out of accumulated other comprehensive income. The presentation requirements were adopted by the Company effective July 1, 2013 and are reflected below.

Changes in accumulated other comprehensive net losses by component were as follows:

	Foreign currency translation adjustments	Net unrealized losses on derivatives	Pension and postretirement benefit adjustments	Total
Balance as of June 30, 2013, net of tax	$(209)	$(30)	$(128)	$(367)
Other comprehensive income (loss)
before reclassifications	4	(1)	(5)	(2)
Amounts reclassified from accumulated other
comprehensive net losses	-	-	1	1
Net other comprehensive income (loss)	4	(1)	(4)	(1)
Balance as of September 30, 2013, net of tax	$(205)	$(31)	$(132)	$(368)

Pension and postretirement benefit reclassification adjustments are reflected in cost of products sold and selling and administrative expenses.

NOTE 7. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 34.1% and 31.6% for the three months ended September 30, 2013 and 2012, respectively.

The balance of unrecognized tax benefits as of September 30, 2013 and June 30, 2013, included potential benefits of $58 and $56, respectively, which, if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total balance of accrued interest and penalties related to uncertain tax positions was $9 and $8 as of September 30, 2013 and June 30, 2013, respectively. Interest and penalties included in income tax expense resulted in a net expense of $1 and a net benefit of $6 for the three months ended September 30, 2013 and 2012, respectively.

The Company files income tax returns in U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2009. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 8. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2013	9/30/2012
Service cost	$1	$1
Interest cost	6	6
Expected return on plan assets	(6)	(7)
Amortization of unrecognized items	3	2
Total	$4	$2

The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three months ended September 30, 2013 and 2012.

NOTE 9. CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 and $13 as of September 30, 2013 and June 30, 2013, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both September 30, 2013 and June 30, 2013. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuations as of September 30, 2013, was approximately $35.

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

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company has appealed this decision.

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

As of September 30, 2013, the Company was a party to a letter of credit of $12, related to one of its insurance carriers, of which $0 had been drawn upon.

The Company had not recorded any liabilities on the aforementioned guarantees as of September 30, 2013.

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

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, property and equipment, other investments and deferred taxes.

NOTE 10. SEGMENT RESULTS (Continued)

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings from continuing operations before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate.

	Net sales		Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Three Months Ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Cleaning	$479	$472	$131	$120
Household	372	355	52	50
Lifestyle	218	208	53	56
International	295	303	28	28
Corporate	-	-	(56)	(60)
Total	$1,364	$1,338	$208	$194

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% and 27% for the three months ended September 30, 2013 and 2012, respectively.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value in the consolidated balance sheets are required to be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

As of September 30, 2013 and June 30, 2013, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were all Level 2.

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, interest rate and foreign currency risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

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

As of September 30, 2013, the notional amount of commodity derivatives was $64, of which $36 related to jet fuel and $28 related to soybean oil. As of June 30, 2013, the notional amount of commodity derivatives was $51, of which $32 related to jet fuel and $19 related to soybean oil.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

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

As of both September 30, 2013 and June 30, 2013, there were no outstanding interest rate forward contracts.

Foreign Currency Risk Management

The Company may also enter into certain over-the-counter foreign currency-related derivative contracts to manage a portion of the Company’s foreign exchange risk associated with the purchase of inventory and certain intercompany transactions. These foreign currency contracts generally have durations of no longer than 20 months. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.

The notional amount of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand to hedge forecasted purchases of inventory were $12, $27 and $3, respectively, as of September 30, 2013, and $18, $22 and $4, respectively, as of June 30, 2013. The notional amount of outstanding foreign currency forward contracts used by the Company to economically hedge foreign exchange risk associated with certain intercompany transactions was $0 as of both September 30, 2013 and June 30, 2013.

Counterparty Risk Management

The Company utilizes a variety of financial institutions as counterparties for over-the counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. The $4 and $3 of derivative instruments reflected in liabilities as of September 30, 2013 and June 30, 2013, respectively, contained such terms. As of both September 30, 2013 and June 30, 2013, the Company was not required to post any collateral.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2013 and June 30, 2013, the Company and each of its counterparties had been assigned investment grade ratings with both Standard & Poor’s and Moody’s.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Derivative Instruments

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as an accounting hedge, and, if so, on the type of hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges. The Company does not designate its foreign currency forward contracts for intercompany transactions as accounting hedges. During the three months ended September 30, 2013 and 2012, the Company had no hedging instruments designated as fair value hedges.

The Company’s derivative instruments designated as hedging instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	Balance sheet classification	9/30/2013	6/30/2013
Assets
Foreign exchange contracts	Other current assets	$2	$4

Liabilities
Commodity purchase contracts	Accrued liabilities	$3	$3
Commodity purchase contracts	Other liabilities	1	-
		$4	$3

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss in OCI as of September 30, 2013, expected to be reclassified into earnings within the next 12 months is $5. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended September 30, 2013 and 2012, respectively, hedge ineffectiveness was not significant. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments not designated as accounting hedges are recorded in other expense, net.

The effects of derivative instruments designated as hedging instruments on OCI and the condensed consolidated statements of earnings and comprehensive income were as follows:

	Three Months Ended
	(Loss) gain recognized in OCI		(Loss) gain reclassified from OCI and recognized in earnings
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Commodity purchase contracts	$(2)	$2	$-	$-
Interest rate contracts	-	(1)	(1)	(1)
Foreign exchange contracts	-	(2)	1	-
Total	$(2)	$(1)	$-	$(1)

The gains and losses reclassified from OCI and recognized in earnings during the three months ended September 30, 2013 for commodity purchase contracts and foreign exchange contracts were included in cost of products sold. The losses reclassified from OCI and recognized in earnings during the three months ended September 30, 2013 and 2012 for interest rate contracts were included in interest expense.

The gain from derivatives not designated as accounting hedges was $0 and $1 for the three months ended September 30, 2013 and 2012, respectively, and was reflected in other expense, net.

Other

The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximated their fair values as of September 30, 2013 and June 30, 2013, due to their short maturity and nature. The estimated fair value of long-term debt, including current maturities, was $2,252 and $2,263 as of September 30, 2013 and June 30, 2013, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as Level 2. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which was filed with the Securities and Exchange Commission (SEC) on August 23, 2013, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three months ended September 30, 2013 (the current period) to the three months ended September 30, 2012 (the prior period) using percentages and basis point changes calculated on a rounded basis.

The following sections are included herein:

  Overview
  Results of Operations
  Financial Condition, Liquidity and Capital Resources
  Contingencies
  Off-Balance Sheet Arrangements

OVERVIEW

Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,400 employees worldwide. Clorox sells its products primarily through mass merchandisers, retail outlets, e-commerce channels, distributors and medical supply providers. Clorox markets some of the most trusted and recognized brand names, including its namesake bleach and cleaning products, Clorox Healthcare™, HealthLink®, Aplicare® and Dispatch® products, Green Works® naturally derived products, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® and KC Masterpiece® dressings and sauces, Brita® water-filtration products, and Burt’s Bees® and güd® natural personal care products. The Company manufactures products in more than two dozen countries and markets them in more than 100 countries.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	9/30/2013	9/30/2012	% Change	9/30/2013	9/30/2012
Diluted net earnings per share from continuing operations	$1.04	$1.01	3%
Net sales	1,364	1,338	2	100%	100%
Gross profit	585	574	2	42.9	42.9
Selling and administrative expenses	198	195	2	14.5	14.6
Advertising costs	120	122	(2)	8.8	9.1
Research and development costs	31	30	3	2.3	2.2

Diluted net earnings per share from continuing operations increased $0.03, or 3%, in the current period, primarily due to strong cost savings, higher volume and the benefit of price increases. These increases were partially offset by higher manufacturing and logistics costs, higher commodity costs, unfavorable foreign currency exchange rates and a higher effective tax rate.

Net sales and volume increased 2% and 1%, respectively, in the current period. The increase in volume was primarily driven by higher shipments of cleaning and healthcare products in the professional products business; higher shipments of Clorox® liquid bleach behind strong category growth following last year’s conversion to the new concentrated formula; higher shipments of Kingsford® and Match Light® charcoal products behind strong merchandising activities; higher shipments of Burt’s Bees® natural personal care products, primarily driven by product innovation in lip products and growth in face products; and higher shipments of Hidden Valley® products, including dry mixes and dips, as well as new sandwich spreads and pasta salad kits. These increases were partially offset by lower shipments of Clorox® disinfecting wipes, primarily due to increased competitive activity. Net sales growth outpaced volume growth primarily due to the benefit of price increases (180 basis points) and favorable mix and assortment (70 basis points), partially offset by unfavorable foreign currency exchange rates (160 basis points).

Gross margin percentage, defined as gross profit as a percentage of net sales, remained flat. In the current period, 180 basis points from strong cost savings and 80 basis points from the benefit of price increases were offset by 140 basis points from higher manufacturing and logistics costs, in large part reflecting inflationary pressures in Argentina and Venezuela, and 110 basis points from higher commodity costs. Price controls in Argentina and Venezuela also had a negative impact on gross margin.

Selling and administrative expenses increased by 2% in the current period, primarily due to higher wages and employee benefits, current period information technology (IT) service transition costs, and investments in systems and processes to support the long-term growth of the Burt’s Bees business. These increases were partially offset by current period cost savings and lower administrative costs compared to prior period spending for IT systems implementation in Latin America.

Advertising costs, as a percentage of net sales, decreased slightly in the current period, primarily due to reduced investments in challenging markets, particularly in Venezuela and Argentina where the Company continues to face high inflation and price controls.

Research and development costs slightly increased as a percentage of net sales in the current period, reflecting the Company’s continued support of its new products and established brands with an emphasis on innovation.

Interest expense decreased $7 in the current period, primarily due to a lower weighted-average interest rate on long-term debt resulting from the issuance of senior notes in September 2012 and the maturities of senior notes in October 2012 and March 2013.

Other expense, net, was $2 in the current period and $0 in the prior period. Other expense, net, in the current period included $2 of foreign currency exchange losses and $2 of amortization of trademarks and other intangible assets, partially offset by $3 of income from equity investees. Other expense, net, in the prior period included $2 of amortization of trademarks and other intangible assets, offset by $2 of income from equity investees.

The effective tax rate on earnings from continuing operations was 34.1% and 31.6% for the current and prior periods, respectively. The lower tax rate for the prior period was primarily due to lower taxes on foreign earnings related to a favorable tax settlement.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended
	9/30/2013	9/30/2012	% Change
Net sales	$479	$472	1%
Earnings from continuing operations before income taxes	131	120	9

Net sales and earnings from continuing operations before income taxes increased while volume remained flat in the current period. Flat volume in the Cleaning segment reflected higher shipments of cleaning and healthcare products in the professional products business, and higher shipments of Clorox® liquid bleach behind strong category growth following last year’s conversion to the new concentrated formula. These increases were offset primarily by lower shipments of Clorox® disinfecting wipes, driven by increased competitive activity. Net sales growth outpaced volume primarily due to the benefit of price increases (80 basis points) and favorable mix and assortment (50 basis points). The increase in earnings from continuing operations before income taxes was driven by $11 of cost savings, primarily related to the Company’s conversion to concentrated liquid bleach and various manufacturing efficiencies, and higher net sales; partially offset by individually small items.

Household

	Three Months Ended
	9/30/2013	9/30/2012	% Change
Net sales	$372	$355	5%
Earnings from continuing operations before income taxes	52	50	4

Net sales, volume and earnings from continuing operations before income taxes increased in the current period. Household segment volume growth was 2%, primarily driven by higher shipments of Kingsford® and Match Light® charcoal products behind strong merchandising activities, and higher shipments of Fresh Step® cat litter behind product innovation. These increases were partially offset by lower shipments of Glad® trash bags, primarily driven by base trash declines due to distribution losses and lower merchandising. Net sales growth outpaced volume growth primarily due to the benefit of price increases (150 basis points) and lower trade promotion spending (110 basis points). The increase in earnings from continuing operations before income taxes was primarily due to higher net sales and $6 of cost savings related to various manufacturing efficiencies. These increases were partially offset by $9 of higher commodity costs, primarily resin; $5 of higher manufacturing and logistics and other supply chain costs; and other smaller items.

Lifestyle

	Three Months Ended
	9/30/2013	9/30/2012	% Change
Net sales	$218	$208	5%
Earnings from continuing operations before income taxes	53	56	(5)

Net sales and volume increased while earnings from continuing operations before income taxes decreased in the current period. Lifestyle segment volume growth was 4%, driven by higher shipments of Burt’s Bees® natural personal care products, primarily due to product innovation in lip products and growth in face products; and higher shipments of Hidden Valley® products, including dry mixes and dips, as well as new sandwich spreads and pasta salad kits. Net sales growth outpaced volume growth primarily due to the benefit of price increases (90 basis points) and favorable mix and assortment (80 basis points), partially offset by higher trade promotion spending (80 basis points). The decrease in earnings from continuing operations before income taxes was driven by $4 of investments in systems and processes to support the long-term growth of the Burt’s Bees business and other smaller items, partially offset by higher volume.

International

	Three Months Ended
	9/30/2013	9/30/2012	% Change
Net sales	$295	$303	(3)%
Earnings from continuing operations before income taxes	28	28	-

Net sales decreased while volume and earnings from continuing operations before income taxes remained flat in the current period. Flat volume in the International segment reflected lower shipments in Venezuela, Argentina and Canada, offset primarily by higher shipments in other countries in Latin America. The variance between volume and net sales was primarily driven by unfavorable foreign currency exchange rates (720 basis points) and higher trade promotion spending (130 basis points), partially offset by the benefit of price increases (450 basis points) and favorable mix and assortment (150 basis points). Flat earnings from continuing operations before income taxes reflected $15 of higher manufacturing and logistics and other supply chain costs, reflecting inflationary pressures, and $11 from unfavorable foreign currency exchange rates; offset by $14 from the benefit of price increases, $6 of favorable mix and assortment, $5 of lower spending compared to prior period costs associated with IT systems implementation in Latin America, $5 of cost savings, and other smaller items.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, property and equipment, other investments and deferred taxes.

	Three Months Ended
	9/30/2013	9/30/2012	% Change
Losses from continuing operations before income taxes	$56	$60	(7)%

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current period was primarily due to a lower weighted-average interest rate on long-term debt resulting from the issuance of senior notes in September 2012 and the maturities of senior notes in October 2012 and March 2013, partially offset by current period IT service transition costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of September 30, 2013. Net cash provided by continuing operations was $179 in the current period, compared with $208 in the prior period. The decrease was driven by higher tax payments and an increase in inventory in the current period.

Investing Activities

Capital expenditures were $27 in the current period, compared with $54 in the prior period. Capital spending as a percentage of net sales was 2.0% in the current period, compared with 4.0% in the prior period. The decrease in capital expenditures was primarily due to prior period investments in the Company’s Pleasanton, Calif. facility and IT systems implementation in Latin America.

Financing Activities

Net cash (used for) provided by financing activities was $(128) in the current period, compared with $242 in the prior period. The change was primarily due to share repurchases activities, higher dividend payments, a decrease in proceeds from employee stock option exercises in the current period, and the receipt of proceeds from the issuance of senior notes in excess of notes payable balances paid down in the prior year period.

In September 2012, the Company issued $600 of senior notes with an annual fixed interest rate of 3.05% under its existing shelf registration statement. The notes are payable semi-annually in March and September and have a maturity date of September 15, 2022. Net proceeds were used to repay commercial paper in September 2012 and all of the Company’s $350 senior notes with an annual fixed interest rate of 5.45% upon maturity in October 2012. The notes rank equally with all of the Company’s existing and future senior indebtedness.

Share repurchases and dividends

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of September 30, 2013, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the current and prior periods, the Company repurchased approximately 1.6 million shares and zero shares, respectively, under its Evergreen Program, for an aggregate amount of $130 and $0, respectively. The Company did not repurchase any shares under the open-market purchase program during the current or prior periods.

During the current and prior periods, the Company paid dividends per share of $0.71 and $0.64, respectively, equivalent to $93 and $83, respectively.

Credit Arrangements

As of September 30, 2013, the Company had a $1.1 billion revolving credit agreement with an expiration date of May 2017. There were no borrowings under the agreement, and the Company believes that borrowings under the revolving credit agreement are and will continue to be available for general corporate purposes. The agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing four quarters (EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.50.

The following table sets forth the calculation of the EBITDA ratio as of September 30, using EBITDA for the trailing four quarters, as contractually defined:

	2013	2012
Earnings from continuing operations	$578	$546
Add back:
Interest expense	115	129
Income tax expense	289	252
Depreciation and amortization	182	176
Deduct:
Interest income	4	2
EBITDA	$1,160	$1,101
Total debt	$2,456	$3,021
EBITDA ratio	2.12	2.74

The Company is in compliance with all restrictive covenants and limitations in the credit agreement as of September 30, 2013, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

The Company had $45 of foreign and other credit lines as of September 30, 2013, of which $6 was outstanding and $39 was available for borrowing.

CONTINGENCIES

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 and $13 as of September 30, 2013 and June 30, 2013, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both September 30, 2013 and June 30, 2013. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuations as of September 30, 2013, was approximately $35.

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

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company has appealed this decision.

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

As of September 30, 2013, the Company was a party to a letter of credit of $12, related to one of its insurance carriers, of which $0 had been drawn upon.

The Company had not recorded any liabilities on the aforementioned guarantees as of September 30, 2013.

Cautionary Statement

This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to:

  worldwide, regional and local economic conditions and financial market volatility;
  risks related to international operations, including political instability, foreign currency exchange rate fluctuations and government-imposed price controls or other regulations, labor unrest and inflationary pressures, particularly in Venezuela, as well as Argentina and other challenging markets;
  intense competition in the Company’s markets;
  volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities and increases in energy or transportation costs;
  the ability of the Company to drive sales growth, increase market share and grow its product categories, and achieve favorable product and geographic mix;
  dependence on key customers and risks related to customer ordering patterns;
  the ability of the Company to implement and generate anticipated cost savings and efficiencies;
  costs resulting from government regulations;
  the ability of the Company to successfully manage global political, legal, tax and regulatory risks;
  the impact of product liability claims and other legal proceedings, including in foreign jurisdictions;
  the success of the Company’s business strategies;
  the ability of the Company to develop and introduce commercially successful products;
  risks relating to acquisitions, new ventures and divestitures and associated costs;
  supply disruptions and other risks inherent in reliance on a limited base of suppliers;
  the Company’s ability to attract and retain key personnel;
  the Company’s ability to maintain its business reputation and the reputation of its brands;
  environmental matters including costs associated with the remediation of past contamination and the handling and/or transportation of hazardous substances;
  the impact of natural disasters and other events beyond the Company’s control;
  the Company’s ability to maximize, assert and defend its intellectual property rights;
  any infringement by the Company of third-party intellectual property rights;
  the effect of the Company’s indebtedness on its operations and financial results;
  changes to the Company’s credit rating;
  the sufficiency of the Company’s cash flow;
  the Company’s ability to maintain an effective system of internal controls;
  risks related to reliance on information technology systems, including potential security breaches or service interruptions;
  uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;
  the accuracy of the Company’s estimates and assumptions on which its financial statement projections are based; and
  the Company’s ability to declare dividends or repurchase its stock in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk since June 30, 2013. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2014.

	[a]	[b]	[c]	[d]

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to 31, 2013	-	$-	-	$750,000,000
August 1 to 31, 2013	1,195,000	$83.89	1,195,000	$750,000,000
September 1 to 30, 2013	365,615	$82.70	365,159	$750,000,000
Total	1,560,615	$83.61	1,560,159
____________________

(1)	Shares purchased in August 2013 were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards. Of the shares purchased in September 2013, 365,159 shares were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share- based awards. Of the remaining 456 shares purchased, 296 shares relate to the surrender to the Company of shares of common stock to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options and 160 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)	As of September 30, 2013, all of the $750 million authorized under the share repurchase program approved by the board of directors on May 13, 2013 remained available for repurchases. On September 1, 1999, the Company announced a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. The program initiated in 1999 has no specified cap and, therefore, is not included in column [d] above. On November 15, 2005, the board of directors approved the extension of the 1999 program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. Neither of these programs has a specified termination date.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 1, 2013	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.