Form 10-Q
period 2013-12-31
CLOROX CO /DE/
filed 2014-02-05
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013.

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

As of January 31, 2014, there were 129,914,045 shares outstanding of the registrant’s common stock ($1.00 – par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Net sales	$1,330	$1,325	$2,694	$2,663
Cost of products sold	773	762	1,552	1,526
Gross profit	557	563	1,142	1,137

Selling and administrative expenses	200	204	398	399
Advertising costs	123	116	243	238
Research and development costs	31	31	62	61
Interest expense	26	33	52	66
Other income, net	(4)	(9)	(2)	(9)
Earnings from continuing operations before income taxes	181	188	389	382
Income taxes on continuing operations	65	65	136	126
Earnings from continuing operations	116	123	253	256
Losses from discontinued operations, net of tax	(1)	-	(2)	-
Net earnings	$115	$123	$251	$256

Net earnings (losses) per share
Basic
Continuing operations	$0.90	$0.94	$1.95	$1.96
Discontinued operations	(0.01)	-	(0.02)	-
Basic net earnings per share	$0.89	$0.94	$1.93	$1.96

Diluted
Continuing operations	$0.88	$0.93	$1.92	$1.94
Discontinued operations	(0.01)	-	(0.02)	-
Diluted net earnings per share	$0.87	$0.93	$1.90	$1.94

Weighted average shares outstanding (in thousands)
Basic	129,836	130,991	129,955	130,630
Diluted	132,278	132,444	132,276	132,120

Dividends declared per share	$0.71	$0.64	$1.42	$1.28

Comprehensive income	$96	$116	$231	$276

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	12/31/2013	6/30/2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$341	$299
Receivables, net	499	580
Inventories, net	466	394
Other current assets	194	147
Total current assets	1,500	1,420
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,750 and $1,711, respectively	992	1,021
Goodwill	1,100	1,105
Trademarks, net	552	553
Other intangible assets, net	67	74
Other assets	177	138
Total assets	$4,388	$4,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$342	$202
Accounts payable	359	413
Accrued liabilities	480	490
Income taxes payable	-	29
Total current liabilities	1,181	1,134
Long-term debt	2,170	2,170
Other liabilities	765	742
Deferred income taxes	116	119
Total liabilities	4,232	4,165

Contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of both December 31, 2013 and June 30, 2013; and 129,857,471 and 130,366,911
shares outstanding as of December 31, 2013 and June 30, 2013, respectively	159	159
Additional paid-in capital	693	661
Retained earnings	1,623	1,561
Treasury shares, at cost: 28,883,990 and 28,374,550 shares
as of December 31, 2013 and June 30, 2013, respectively	(1,932)	(1,868)
Accumulated other comprehensive net losses	(387)	(367)
Stockholders’ equity	156	146
Total liabilities and stockholders’ equity	$4,388	$4,311

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2013	12/31/2012
Operating activities:
Net earnings	$251	$256
Deduct: Losses from discontinued operations, net of tax	(2)	-
Earnings from continuing operations	253	256
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	89	90
Share-based compensation	23	18
Deferred income taxes	(8)	(2)
Funding of non-qualified deferred compensation plans	(26)	-
Other	27	13
Changes in:
Receivables, net	76	71
Inventories, net	(75)	(57)
Other current assets	(7)	3
Accounts payable and accrued liabilities	(74)	(59)
Income taxes payable	(66)	(8)
Net cash provided by continuing operations	212	325
Net cash used for discontinued operations	(2)	-
Net cash provided by operations	210	325

Investing activities:
Capital expenditures	(63)	(102)
Proceeds from sale-leaseback, net of transaction costs	-	108
Other	1	-
Net cash (used for) provided by investing activities	(62)	6

Financing activities:
Notes and loans payable, net	140	(295)
Long-term debt borrowings, net of issuance costs	-	593
Long-term debt repayments	-	(350)
Treasury stock purchased	(130)	-
Cash dividends paid	(184)	(167)
Issuance of common stock for employee stock plans and other	71	64
Net cash used for financing activities	(103)	(155)
Effect of exchange rate changes on cash and cash equivalents	(3)	2
Net increase in cash and cash equivalents	42	178
Cash and cash equivalents:
Beginning of period	299	267
End of period	$341	$445

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2013 and 2012, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014, or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2013, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ materially from estimates and assumptions made.

Recently Issued Accounting Pronouncements

On January 15, 2014, the Financial Accounting Standards Board (FASB) issued an update to current accounting standards related to investments in low-income housing partnerships, which permits an accounting policy election for the method of accounting applied if certain conditions are met, as well as introduces new disclosure requirements. The Company currently accounts for its investments in low-income housing partnerships using the equity method of accounting (Note 3). The Company is evaluating the impact of these amendments, which are effective for the Company beginning the first quarter of fiscal year 2016, with early adoption permitted.

NOTE 2. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	12/31/2013	6/30/2013
Finished goods	$391	$321
Raw materials and packaging	123	121
Work in process	3	3
LIFO allowances	(39)	(40)
Allowances for obsolescence	(12)	(11)
Total	$466	$394

NOTE 3. OTHER ASSETS

Investments in Low-Income Housing Partnerships

The Company owns, directly or indirectly, limited partnership interests in low-income housing partnerships, which are accounted for using the equity method of accounting. The Company’s investment balance as of December 31, 2013 and June 30, 2013, was $4 and $6, respectively. These partnerships are considered to be variable interest entities; however, the Company does not consolidate them because it does not have the power to direct the activities of the partnerships that significantly impact their economic performance. The purpose of the partnerships is to develop and operate low-income housing rental properties. The general partners, who typically hold 1% of the partnership interests, are third parties unrelated to the Company and its affiliates, and are responsible for controlling and managing the business and financial operations of the partnerships. As a limited partner, the Company is not responsible for any of the liabilities and obligations of the partnerships nor do the partnerships or their creditors have any recourse to the Company other than for the capital requirements. All available tax benefits from low-income housing tax credits provided by the partnerships were claimed as of fiscal year 2012. The risk that previously claimed low-income housing tax credits might be recaptured or otherwise retroactively invalidated is considered remote.

NOTE 4. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	12/31/2013	6/30/2013
Employee benefit obligations	$292	$270
Venture agreement net terminal obligation	287	284
Taxes	78	74
Other	108	114
Total	$765	$742

NOTE 5. NET EARNINGS PER SHARE

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net earnings per share (EPS) to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Basic	129,836	130,991	129,955	130,630
Dilutive effect of stock options and other	2,442	1,453	2,321	1,490
Diluted	132,278	132,444	132,276	132,120

During the three and six months ended December 31, 2013 and 2012, the Company included all stock options to purchase shares of the Company’s common stock in the calculations of diluted net EPS because the average market price was greater than the exercise price of all outstanding options.

The Company has two share repurchase programs: an open-market repurchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of December 31, 2013, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the three and six months ended December 31, 2013, the Company repurchased zero shares and approximately 1.6 million shares, respectively, under its Evergreen Program, for an aggregate amount of $0 and $130, respectively. During the three and six months ended December 31, 2012, the Company did not repurchase any shares under the Evergreen Program. During the three and six months ended December 31, 2013 and 2012, the Company did not repurchase any shares under the open-market repurchase program.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income is defined as net earnings and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Net earnings	$115	123	$251	256
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments,
net of tax of $2, $1, $4 and $4, respectively	(23)	(9)	(19)	18
Net unrealized gains on derivatives,
net of tax of $1, $0, $0 and $1, respectively	3	1	2	-
Pension and postretirement benefit adjustments,
net of tax of $0, $1, $2 and $1, respectively	1	1	(3)	2
Total other comprehensive (loss) income, net of tax	(19)	(7)	(20)	20
Comprehensive income	$96	$116	$231	$276

On February 5, 2013, the FASB issued an update to current accounting standards related to disclosures of reclassifications out of accumulated other comprehensive income. The presentation requirements were adopted by the Company effective July 1, 2013 and are reflected below.

Changes in accumulated other comprehensive net losses by component were as follows:

	Foreign currency translation adjustments	Net unrealized (losses) gains on derivatives	Pension and postretirement benefit adjustments	Total
Balance as of June 30, 2013, net of tax	$(209)	$(30)	$(128)	$(367)
Other comprehensive (loss) income
before reclassifications	(19)	2	(5)	(22)
Amounts reclassified from accumulated other
comprehensive net losses	-	-	2	2
Net other comprehensive (loss) income	(19)	2	(3)	(20)
Balance as of December 31, 2013, net of tax	$(228)	$(28)	$(131)	$(387)

Pension and postretirement benefit reclassification adjustments are reflected in cost of products sold and selling and administrative expenses.

NOTE 7. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 35.6% and 34.8% for the three and six months ended December 31, 2013, respectively, and 34.3% and 32.9% for the three and six months ended December 31, 2012, respectively.

The balance of unrecognized tax benefits as of December 31, 2013 and June 30, 2013, included potential benefits of $59 and $56, respectively, which, if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total balance of accrued interest and penalties related to uncertain tax positions was $9 and $8 as of December 31, 2013 and June 30, 2013, respectively. Interest and penalties included in income tax expense resulted in a net expense of $0 and $1 for the three and six months ended December 31, 2013, respectively, and net benefits of $0 for both the three and six months ended December 31, 2012.

The Company files income tax returns in U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2009. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 8. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Service cost	$-	$1	$1	$2
Interest cost	7	6	13	12
Expected return on plan assets	(7)	(8)	(13)	(15)
Amortization of unrecognized items	3	4	6	6
Total	$3	$3	$7	$5

The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three and six months ended December 31, 2013, and $1 for both the three and six months ended December 31, 2012.

NOTE 9. CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 and $13 as of December 31, 2013 and June 30, 2013, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both December 31, 2013 and June 30, 2013. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuations as of December 31, 2013, was approximately $34.

NOTE 9. CONTINGENCIES AND GUARANTEES (Continued)

Among other defenses, because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Based on the unfavorable appellate court decision, the Company believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, and that the estimated range of such loss in this matter is from $0 to $28. The Company continues to believe that its defenses are meritorious, and has appealed the decision to the highest courts of Brazil, which could take years to resolve. In the first stage of the appellate process, in December 2013 the appellate court declined to admit the Company’s appeals to the highest courts. The Company has now appealed directly to the highest courts. Expenses related to this litigation and any potential additional loss would be reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company has appealed this decision.

Glad and the Clorox Subsidiaries have also filed separate lawsuits against Petroplus alleging misuse of the STP trademark and related matters, which are currently pending before Brazilian courts, and have taken other legal actions against Petroplus, which are pending. Additionally, in November 2013, the Clorox Subsidiaries initiated a new ICC arbitration seeking damages against Petroplus.

The Company is subject to various lawsuits, claims and other loss contingencies relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on management’s analysis, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

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

As of December 31, 2013, the Company was a party to a letter of credit of $12, related to one of its insurance carriers, of which $0 had been drawn upon.

The Company had not recorded any liabilities on the aforementioned guarantees as of December 31, 2013 and June 30, 2013.

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

NOTE 10. SEGMENT RESULTS (Continued)
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

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Cleaning	$432	$425	$911	$897
Household	352	357	724	712
Lifestyle	237	237	455	445
International	309	306	604	609
Total	$1,330	$1,325	$2,694	$2,663

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Cleaning	$101	$100	$232	$220
Household	41	56	93	106
Lifestyle	69	70	122	126
International	30	25	58	53
Corporate	(60)	(63)	(116)	(123)
Total	$181	$188	$389	$382

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for both the three and six months ended December 31, 2013, and 25% and 26% for the three and six months ended December 31, 2012, respectively.

Venezuela

The financial statements of the Company’s subsidiary in Venezuela are consolidated under the rules governing the preparation of financial statements in a highly inflationary economy. As such, the subsidiary’s non-U.S. dollar (non-USD) monetary assets and liabilities are remeasured into USD each reporting period with the resulting gains and losses reflected in other income, net. The operating environment in Venezuela is challenging, with high inflation, governmental restrictions in the form of currency exchange, price and margin controls, labor unrest, and the possibility of government actions such as further devaluations, business occupations or intervention and expropriation of assets. In addition, the foreign exchange controls in Venezuela limit the Company’s ability to repatriate earnings and the Venezuela subsidiary’s ability to remit dividends and pay intercompany balances at any official exchange rate or at all.

As of December 31, 2013, using the official currency exchange (CADIVI) rate of 6.3 bolívares fuertes (VEF) per USD, the Company’s Venezuela subsidiary had cash and cash equivalents of $10, a long-term value added tax (VAT) receivable from the Venezuelan government of $14 and total assets of $86. In addition, the Venezuela subsidiary had intangible assets excluding goodwill of $8, which the Company regularly reviews along with its goodwill balances (held and tested at the Latin America reporting unit level) for any current and future risk of impairment. For both the six months ended December 31, 2013 and the year ended June 30, 2013, net sales from the Company’s Venezuela subsidiary represented approximately 2% of the Company’s consolidated net sales for those periods.

NOTE 10. SEGMENT RESULTS (Continued)

On February 8, 2013, the Venezuelan government announced a devaluation of the CADIVI rate from 4.3 to 6.3 VEF per USD and the elimination of the alternative currency exchange system, SITME. Prior to February 8, 2013, the Company had been utilizing the rate at which it had been obtaining USD through SITME to remeasure its Venezuelan financial statements, which was 5.7 VEF per USD at the announcement date. In response to these developments, the Company began utilizing the CADIVI rate of 6.3 VEF per USD to translate the financial statements of its Venezuela subsidiary.

In March 2013, the Venezuelan government announced the creation of a new alternative currency exchange system (SICAD), which is intended to complement CADIVI. While no official results of the SICAD auctions have been published by the Venezuelan government, the SICAD rate is estimated to be significantly higher than the CADIVI rate. Based on a number of factors, including the limited number of SICAD auctions held to date, the Company’s inability to access the SICAD exchange to date, the restrictions placed on eligible participants, the amount of USD available for purchase through the auction process, and the historical lack of official information about the resulting SICAD rate, at this time the Company does not currently believe it would be appropriate to use rates coming from the SICAD exchange system for financial reporting purposes. On January 24, 2014, the Venezuelan government made announcements related to the SICAD exchange system that could potentially impact the Company’s operations and financial reporting. At this time, the Company is not able to predict the impact of these announcements and continues to monitor developments.

In addition to exchange controls, a majority of the Company’s product portfolio in Venezuela is subject to price controls, which restrict the Company’s ability to increase prices to offset the impact of continuing high inflation on product, labor and other operating costs. In addition to the price control laws, in November 2013, the Venezuelan legislature approved an “enabling law” granting the president of Venezuela the authority to enact laws and regulations in certain policy areas by decree. This authority includes the ability to restrict profit margins and impose greater controls on foreign exchange and the production, import, and distribution of staples and other goods. Among other actions, the president has used this decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014 and, among other things, authorizes the Venezuelan government to set “just prices” and maximum profit margins in the private sector.

NOTE 10. SEGMENT RESULTS (Continued)

The Company’s business and cash flows in Venezuela have been negatively affected by these difficult political and economic conditions and the business has operated at a loss for the six months ended December 31, 2013. The Company continues to closely monitor developments in this dynamic environment, assess evolving business risks and actively manage its investments in Venezuela.

Argentina

The operating environment in Argentina also presents challenges, including price controls on some of the Company’s products, a devaluing currency, and inflation. For the year ended June 30, 2013 and the six months ended December 31, 2013, the value of the Argentine peso (ARS) declined 16% and 18%, respectively. Subsequent to December 31, 2013, the value of the ARS has declined an additional 19% from 6.5 to 8.0 ARS per USD as of January 31, 2014.

As of December 31, 2013, using the exchange rate of 6.5 ARS per USD, the Company’s Argentina subsidiary had cash and cash equivalents of $14 and total assets of $106. For the six months ended December 31, 2013 and the year ended June 30, 2013, net sales from the Company’s Argentina subsidiary represented approximately 4% and 3%, respectively, of the Company’s consolidated net sales for those periods. The Company is closely monitoring developments in Argentina and is taking steps intended to mitigate the adverse conditions.

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

As of December 31, 2013, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were all classified as Level 2, and trust assets to fund certain of the Company’s non-qualified deferred compensation plans, which were classified as Level 1. As of June 30, 2013, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were all classified as Level 2.

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, interest rate and foreign currency risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

Commodity Price Risk Management

The Company may use commodity exchange traded futures and over-the-counter swap contracts to fix the price of a portion of its forecasted raw material requirements. Contract maturities, which are generally no longer than 18 months, are matched to the length of the raw material purchase contracts. Commodity purchase contracts are measured at fair value using market data for similar instruments priced within a relatively similar time period by commodity derivative dealers.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

As of December 31, 2013, the notional amount of commodity derivatives was $51, of which $28 related to soybean oil futures and $23 related to jet fuel swaps. As of June 30, 2013, the notional amount of commodity derivatives was $51, of which $32 related to jet fuel swaps and $19 related to soybean oil futures.

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

As of both December 31, 2013 and June 30, 2013, there were no outstanding interest rate forward contracts. Subsequent to December 31, 2013, the Company entered into interest rate forward contracts with a notional amount of $288 related to the anticipated refinancing of senior notes maturing in January 2015.

Foreign Currency Risk Management

The Company may also enter into certain over-the-counter foreign currency-related derivative contracts to manage a portion of the Company’s foreign exchange risk associated with the purchase of inventory and certain intercompany transactions. These foreign currency contracts generally have durations of no longer than 20 months. The foreign exchange contracts are measured at fair value using market data for similar instruments priced by foreign exchange dealers.

The notional amount of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Australia, Canada and New Zealand to hedge forecasted purchases of inventory were $20, $6 and $2, respectively, as of December 31, 2013, and $22, $18 and $4, respectively, as of June 30, 2013. There were no outstanding contracts to economically hedge foreign exchange risk associated with certain intercompany transactions as of both December 31, 2013 and June 30, 2013.

Counterparty Risk Management

The Company utilizes a variety of financial institutions as counterparties for over-the counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. The $2 and $3 of derivative instruments reflected in liabilities as of December 31, 2013 and June 30, 2013, respectively, contained such terms. As of both December 31, 2013 and June 30, 2013, the Company was not required to post any collateral.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2013 and June 30, 2013, the Company and each of its counterparties had been assigned investment grade ratings with both Standard & Poor’s and Moody’s.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments

Derivatives

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as an accounting hedge, and, if so, on the type of hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges. The Company does not designate its foreign currency forward contracts for intercompany transactions as accounting hedges. During the three and six months ended December 31, 2013 and 2012, the Company had no hedging instruments designated as fair value hedges.

Trust assets

Beginning in December 2013, the Company holds mutual funds and cash equivalents as part of trusts related to certain of its non-qualified deferred compensation plans. The trusts represent variable interest entities, for which the Company is considered the primary beneficiary, and therefore, trust assets are consolidated and included in other assets in the condensed consolidated balance sheets. The mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments because the participants in the deferred compensation plans may select the mutual funds in which their compensation deferrals are invested within the confines of the trusts which hold the marketable securities.

The Company’s derivatives designated as hedging instruments and trust assets related to certain of the Company’s non-qualified deferred compensation plans were recorded at fair value in the condensed consolidated balance sheets as follows:

	Balance sheet classification	12/31/2013		6/30/2013
		Level 1	Level 2	Level 1	Level 2
Assets
Foreign exchange derivative contracts	Other current assets	$-	$2	$-	$4
Commodity purchase derivative contracts	Other current assets	-	1	-	-
Trust assets for non-qualified deferred compensation plans	Other assets	26	-	-	-
		$26	$3	$-	$4

Liabilities
Commodity purchase derivative contracts	Accrued liabilities	$-	$1	$-	$3
Commodity purchase derivative contracts	Other liabilities	-	1	-	-
		$-	$2	$-	$3

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss in OCI as of December 31, 2013, expected to be reclassified into earnings within the next 12 months is $2. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and six months ended December 31, 2013 and 2012, respectively, hedge ineffectiveness was not significant. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments not designated as accounting hedges are recorded in other income, net.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The effects of derivative instruments designated as hedging instruments on OCI and the condensed consolidated statements of earnings and comprehensive income were as follows:

	Gain (loss) recognized in OCI
	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Commodity purchase contracts	$3	$-	$1	$2
Interest rate contracts	-	-	-	(1)
Foreign exchange contracts	1	1	1	(1)
Total	$4	$1	$2	$-

	Gain (loss) reclassified from OCI and recognized in earnings
	Three Months Ended		Six Months Ended
	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Interest rate contracts	$(1)	$(1)	$(2)	$(2)
Foreign exchange contracts	1	-	2	-
Total	$-	$(1)	$-	$(2)

The gains reclassified from OCI and recognized in earnings during the three and six months ended December 31, 2013 for foreign exchange contracts were included in cost of products sold. The losses reclassified from OCI and recognized in earnings during the three and six months ended December 31, 2013 and 2012 for interest rate contracts were included in interest expense.

The gain from derivatives not designated as accounting hedges was $0 for both the three and six months ended December 31, 2013, and $0 and $1 for the three and six months ended December 31, 2012, respectively, and was reflected in other income, net.

Changes in the value of the trust assets related to certain of the Company’s non-qualified deferred compensation plans are recorded in other income, net, in the condensed consolidated statements of earnings and comprehensive income. For the three months ended December 31, 2013, the Company reflected $0 in other income, net, related to these assets.

Other

The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximated their fair values as of December 31, 2013 and June 30, 2013, due to their short maturity and nature. The estimated fair value of long-term debt, including current maturities, was $2,238 and $2,263 as of December 31, 2013 and June 30, 2013, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as Level 2. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which was filed with the U.S. Securities and Exchange Commission (SEC) on August 23, 2013, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and six months ended December 31, 2013 (the current periods) to the three and six months ended December 31, 2012 (the prior periods) using percentages and basis point changes calculated on a rounded basis.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended				% of Net Sales
	12/31/2013	12/31/2012	% Change		12/31/2013	12/31/2012
Diluted net earnings per share from continuing operations	$0.88	$0.93	(5	) %
Net sales	1,330	1,325	-		100%	100%
Gross profit	557	563	(1)		41.9	42.5
Selling and administrative expenses	200	204	(2)		15.0	15.4
Advertising costs	123	116	6		9.2	8.8
Research and development costs	31	31	-		2.3	2.3

	Six Months Ended				% of Net Sales
	12/31/2013	12/31/2012	% Change		12/31/2013	12/31/2012
Diluted net earnings per share from continuing operations	$1.92	$1.94	(1	) %
Net sales	2,694	2,663	1		100%	100%
Gross profit	1,142	1,137	-		42.4	42.7
Selling and administrative expenses	398	399	-		14.8	15.0
Advertising costs	243	238	2		9.0	8.9
Research and development costs	62	61	2		2.3	2.3

Diluted net earnings per share from continuing operations decreased $0.05, or 5%, in the current quarter, primarily due to higher commodity costs, higher manufacturing and logistics costs, higher advertising and sales promotion expenses and the impact of unfavorable foreign currency exchange rates. Current quarter results were also impacted by a higher effective tax rate in the current period. Prior year second quarter results included a gain recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building. These decreases were partially offset by the benefits of cost savings and price increases, as well as higher volume.

Diluted net earnings per share from continuing operations decreased $0.02, or 1%, in the current six-month period, primarily due to higher manufacturing and logistics costs, higher commodity costs, unfavorable foreign currency exchange rates and a higher effective tax rate. These decreases were partially offset by cost savings, higher volume and the benefit of price increases.

Net sales increased 0.4% while volume increased 1% in the current quarter. Net sales and volume both increased 1% in the current six-month period.

The increase in volume in the current quarter reflected higher shipments of Clorox® disinfecting wipes, primarily behind strong merchandising activities; higher shipments of cleaning and healthcare products in the professional products business; and higher shipments of Glad® OdorShield® premium trash products, due to continued strength and innovation. These increases were partially offset by lower shipments of Glad® base trash bags; lower shipments of Kingsford® and Match Light® charcoal products, primarily due to a comparison to strong shipments in the year-ago period; and lower shipments of Brita® water-filtration products, primarily due to expanded distribution of competitive private-label filter products. Volume growth outpaced net sales primarily due to unfavorable foreign currency exchange rates (190 basis points) and unfavorable mix (70 basis points), partially offset by the benefit of price increases (160 basis points).

The increase in volume in the current six-month period was driven by higher shipments of cleaning and healthcare products in the professional products business; higher shipments of Clorox® liquid bleach following last year’s conversion to the new concentrated formula; and higher shipments of Glad® OdorShield® premium trash products, due to continued strength and innovation. These increases were partially offset by lower shipments of Glad® base trash bags, primarily due to competitive activity; lower shipments in Venezuela; lower shipments of Clorox® disinfecting wipes in the first quarter, primarily due to increased competitive activity; lower shipments of Green Works® laundry detergent, primarily due to category softness; and lower shipments of Clorox® Toilet Bowl Cleaner, primarily due to lower merchandising activity.

Gross margin percentage, defined as gross profit as a percentage of net sales, decreased 60 basis points in the current quarter and decreased 30 basis points in the current six-month period.

The decrease in the current quarter was driven by 140 basis points from higher commodity costs, primarily resin, and 120 basis points from higher manufacturing and logistics costs, largely due to inflation in international markets. These factors were partially offset by 150 basis points from cost savings and 70 basis points from the benefit of price increases.

The decrease in the current six-month period was driven by 130 basis points from higher manufacturing and logistics costs, largely due to inflation in international markets, and 130 basis points from higher commodity costs, primarily resin. These factors were partially offset by 160 basis points from cost savings and 80 basis points from the benefit of price increases.

Selling and administrative expenses decreased 2% in the current quarter. The decrease was primarily due to lower employee incentive compensation costs, cost savings, and a comparison to one-time costs associated with an information technology (IT) systems implementation in Latin America in the year-ago quarter. These decreases were partially offset by the impact of inflation in international markets and one-time costs related to the transition to new IT service providers in the current periods.

Selling and administrative expenses remained essentially flat in the current six-month period.

Advertising costs as a percentage of net sales increased 40 basis points in the current quarter, primarily due to increased spending in support of Burt’s Bees® natural personal care and home care products.

Advertising costs as a percentage of net sales remained essentially flat in the current six-month period.

Research and development costs as a percentage of net sales remained flat in the current periods, as the Company continued to support its new products and established brands with an emphasis on innovation.

Interest expense decreased $7 in the current quarter, primarily due to the maturity of senior notes in March 2013.

Interest expense decreased $14 in the current six-month period, primarily due to a lower weighted-average interest rate on long-term debt resulting from the issuance of senior notes in September 2012 and the maturities of senior notes in October 2012 and March 2013.

Other income, net, was $4 and $2 in the current periods, respectively, and $9 in both prior periods.

Other income, net, in the current quarter included $5 of income from equity investees. Other income, net, in the prior quarter included a gain of $6 recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building and $4 of income from equity investees.

Other income, net, in the current six-month period included $8 of income from equity investees, partially offset by $4 of amortization of trademarks and other intangible assets and $3 of foreign currency exchange losses. Other income, net, in the prior six-month period included $7 of income from equity investees and a gain of $6 recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building, partially offset by $5 of amortization of trademarks and other intangible assets.

The effective tax rate on earnings from continuing operations was 35.6% and 34.8% for the current periods, respectively, and 34.3% and 32.9% for the prior periods, respectively. The lower tax rates in the prior periods were primarily due to benefits from favorable tax settlements.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended			Six Months Ended
	12/31/2013	12/31/2012	% Change	12/31/2013	12/31/2012	% Change
Net sales	$432	$425	2%	$911	$897	2%
Earnings from continuing operations before income taxes	101	100	1	232	220	5

Cleaning segment volume growth was 3% in the current quarter, driven by higher shipments of Clorox® disinfecting wipes behind strong merchandising activities, and higher shipments of cleaning and healthcare products in the professional products business. Volume growth outpaced net sales growth primarily due to unfavorable mix (210 basis points) and higher trade-promotion spending (70 basis points); partially offset by the benefit of price increases (90 basis points). The increase in earnings from continuing operations before income taxes was driven by $8 of cost savings, primarily related to the Company’s conversion to concentrated liquid bleach and various manufacturing efficiencies, and higher net sales. These increases were partially offset by $5 of higher commodity costs, primarily resin.

Cleaning segment volume growth was 1% in the current six-month period, driven by higher shipments of cleaning and healthcare products in the professional products business and higher shipments of Clorox® liquid bleach behind strong category growth following last year’s conversion to the new concentrated formula. These increases were partially offset by lower shipments of Clorox® disinfecting wipes in the first quarter, primarily due to increased competitive activity, lower shipments of Green Works® laundry detergent, primarily due to category softness; and lower shipments of Clorox® Toilet Bowl Cleaner, primarily due to lower merchandising activity. Net sales growth outpaced volume growth primarily due to the benefit of price increases (90 basis points), partially offset by unfavorable mix (70 basis points). The increase in earnings from continuing operations before income taxes was driven by $18 of cost savings, primarily related to the Company’s conversion to concentrated liquid bleach and various manufacturing efficiencies, and higher net sales. These increases were partially offset by $8 of higher commodity costs, primarily resin.

Household

	Three Months Ended				Six Months Ended
	12/31/2013	12/31/2012	% Change		12/31/2013	12/31/2012	% Change
Net sales	$352	$357	(1	) %	$724	$712	2%
Earnings from continuing operations before income taxes	41	56	(27)		93	106	(12)

Household segment volume decline was 1% in the current quarter, driven by lower shipments of Glad® base trash bags, primarily due to competitive activity; and lower shipments of Kingsford® and Match Light® charcoal products, primarily due to a comparison to strong shipments in the year-ago period. These decreases were partially offset by continued strength and innovation in Glad® OdorShield® products; and higher shipments of Scoop Away® cat litter products, behind strong merchandising activities. The decrease in earnings from continuing operations before income taxes was driven by $9 of higher commodity costs, primarily resin, $7 of higher manufacturing and logistics and other supply chain costs, and other smaller items; partially offset by $5 of cost savings, primarily related to various manufacturing efficiencies.

Household segment volume growth was 1% in the current six-month period, driven by higher shipments of Scoop Away® cat litter, behind strong merchandising activities; and higher shipments of Glad® premium trash bags, primarily due to continued strength and innovation in OdorShield® products. These increases were partially offset by lower shipments of Glad® base trash bags, primarily due to competitive activity and lower merchandising. Net sales growth outpaced volume growth primarily due to the benefit of price increases (100 basis points) and lower trade-promotion spending (70 basis points), partially offset by unfavorable mix (70 basis points). The decrease in earnings from continuing operations before income taxes was driven by $19 of higher commodity costs, primarily resin, and $12 of higher manufacturing and logistics and other supply chain costs; partially offset by higher sales and $11 of cost savings, primarily related to various manufacturing efficiencies.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2013	12/31/2012	% Change	12/31/2013	12/31/2012	% Change
Net sales	$237	$237	-%	$455	$445	2%
Earnings from continuing operations before income taxes	69	70	(1)	122	126	(3)

Lifestyle segment volume decline was 1% in the current quarter, driven by lower shipments of Brita® water-filtration products, primarily due to expanded distribution of competitive private-label filter products; partially offset by higher shipments of Hidden Valley® dry dips and salad dressings. The variance between net sales and volume was primarily due to the benefit of price increases (50 basis points) and lower trade-promotion spending (50 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to higher advertising and sales promotion expenses, primarily in support of Burt’s Bees® natural personal care products.

Lifestyle segment volume growth was 2% in the current six-month period, driven by higher shipments of Burt’s Bees® natural personal care products, primarily due to product innovation in lip products and growth in face products, and Hidden Valley® dry dips and salad dressings. These increases were partially offset by lower shipments of Brita® water-filtration products, primarily due to expanded distribution of competitive private-label filter products. The decrease in earnings from continuing operations before income taxes was primarily due to higher advertising and sales promotion expenses, primarily in support of Burt’s Bees® natural personal care products, and investments in systems and processes to support the long-term growth of the Burt’s Bees business.

International

	Three Months Ended			Six Months Ended
	12/31/2013	12/31/2012	% Change	12/31/2013	12/31/2012	% Change
Net sales	$309	$306	1%	$604	$609	(1)%
Earnings from continuing operations before income taxes	30	25	20	58	53	9

International segment volume growth was 2% in the current quarter, driven by higher shipments in Argentina, Canada and the Middle East, partially offset by lower shipments in Venezuela. Volume growth outpaced net sales growth primarily due to unfavorable foreign currency exchange rates (820 basis points), partially offset by the benefit of price increases (440 basis points) and favorable mix (290 basis points). The increase in earnings from continuing operations before income taxes reflected $14 from the benefit of price increases, $6 of cost savings, and $5 from a comparison to one-time costs associated with an IT systems implementation in Latin America in the prior period. These increases were partially offset by $9 from unfavorable foreign currency exchange rates, and $17 of higher manufacturing, logistics and selling and administrative expenses driven by inflationary pressures in Latin America.

International segment volume growth was 1% in the current six-month period, driven by higher shipments in Peru, the Middle East and Puerto Rico, partially offset by lower sales in Venezuela. Volume growth outpaced net sales primarily due to unfavorable foreign currency exchange rates (770 basis points), partially offset by the benefit of price increases (440 basis points) and favorable mix (220 basis points). The increase in earnings from continuing operations before income taxes reflected $27 from the benefit of price increases, $12 of cost savings, $10 from a comparison to one-time costs associated with an IT systems implementation in Latin America in the prior period, and $9 of favorable mix. These increases were partially offset by $26 of higher manufacturing, logistics and selling and administrative expenses driven by inflationary pressures in Latin America, and $20 from unfavorable foreign currency exchange rates.

Venezuela

The financial statements of the Company’s subsidiary in Venezuela are consolidated under the rules governing the preparation of financial statements in a highly inflationary economy. As such, the subsidiary’s non-U.S. dollar (non-USD) monetary assets and liabilities are remeasured into USD each reporting period with the resulting gains and losses reflected in other income, net. The operating environment in Venezuela is challenging, with high inflation, governmental restrictions in the form of currency exchange, price and margin controls, labor unrest, and the possibility of government actions such as further devaluations, business occupations or intervention and expropriation of assets. In addition, the foreign exchange controls in Venezuela limit the Company’s ability to repatriate earnings and the Venezuela subsidiary’s ability to remit dividends and pay intercompany balances at any official exchange rate or at all.

As of December 31, 2013, using the official currency exchange (CADIVI) rate of 6.3 bolívares fuertes (VEF) per USD, the Company’s Venezuela subsidiary had cash and cash equivalents of $10, a long-term value added tax (VAT) receivable from the Venezuelan government of $14 and total assets of $86. In addition, the Venezuela subsidiary had intangible assets excluding goodwill of $8, which the Company regularly reviews along with its goodwill balances (held and tested at the Latin America reporting unit level) for any current and future risk of impairment. For both the six months ended December 31, 2013 and the year ended June 30, 2013, net sales from the Company’s Venezuela subsidiary represented approximately 2% of the Company’s consolidated net sales for those periods.

Currency Devaluation and Foreign Exchange Controls

On February 8, 2013, the Venezuelan government announced a devaluation of the CADIVI rate from 4.3 to 6.3 VEF per USD and the elimination of the alternative currency exchange system, SITME. Prior to February 8, 2013, the Company had been utilizing the rate at which it had been obtaining USD through SITME to remeasure its Venezuelan financial statements, which was 5.7 VEF per USD at the announcement date. In response to these developments, the Company began utilizing the CADIVI rate of 6.3 VEF per USD to translate the financial statements of its Venezuela subsidiary.

In March 2013, the Venezuelan government announced the creation of a new alternative currency exchange system (SICAD), which is intended to complement CADIVI. While no official results of the SICAD auctions have been published by the Venezuelan government, the SICAD rate is estimated to be significantly higher than the CADIVI rate. Based on a number of factors, including the limited number of SICAD auctions held to date, the Company’s inability to access the SICAD exchange to date, the restrictions placed on eligible participants, the amount of USD available for purchase through the auction process, and the historical lack of official information about the resulting SICAD rate, at this time the Company does not currently believe it would be appropriate to use rates coming from the SICAD exchange system for financial reporting purposes. On January 24, 2014, the Venezuelan government made announcements related to the SICAD exchange system that could potentially impact the Company’s operations and financial reporting. At this time, the Company is not able to predict the impact of these announcements and continues to monitor developments.

A potentially significant further devaluation of the VEF is likely to occur in the future, which would adversely impact financial results. Based on unofficial, open market exchange rates, the current exchange rate of the VEF to the USD is believed to be much higher than the official CADIVI rate of 6.3. For illustrative purposes only, using a hypothetical 50% devaluation of the current CADIVI exchange rate of 6.3 to a rate of 12.6 VEF per USD, the Company would record a remeasurement loss of approximately $11 based on the net monetary asset position of the Venezuela subsidiary of $21 as of December 31, 2013. Additionally, the Company’s net sales and net earnings would be adversely impacted by a devaluation.

Price Controls and Other Governmental Restrictions

In addition to exchange controls, a majority of the Company’s product portfolio in Venezuela is subject to price controls, which restrict the Company’s ability to increase prices to offset the impact of continuing high inflation on product, labor and other operating costs. In addition to the price control laws, in November 2013, the Venezuelan legislature approved an "enabling law" granting the president of Venezuela the authority to enact laws and regulations in certain policy areas by decree. This authority includes the ability to restrict profit margins and impose greater controls on foreign exchange and the production, import, and distribution of staples and other goods. Among other actions, the president has used this decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014 and, among other things, authorizes the Venezuelan government to set "just prices" and maximum profit margins in the private sector.

The Company’s business and cash flows in Venezuela have been negatively affected by these difficult political and economic conditions. The Company’s Venezuela subsidiary operated at a loss for the six months ended December 31, 2013, and is likely to continue to operate at a loss as long as this challenging environment, including price controls, remains in place.

The Company continues to closely monitor developments in this dynamic environment, assess evolving business risks and actively manage its investments in Venezuela. Although the Company has been implementing changes and exploring other steps to mitigate the adverse conditions, there can be no assurances that the Company will be able to mitigate these effects.

Argentina

The operating environment in Argentina also presents challenges, including price controls on some of the Company’s products, a devaluing currency, and inflation. For the year ended June 30, 2013 and the six months ended December 31, 2013, the value of the Argentine peso (ARS) declined 16% and 18%, respectively. Subsequent to December 31, 2013, the value of the ARS has declined an additional 19% from 6.5 to 8.0 ARS per USD as of January 31, 2014. As a result of this decline, the Company anticipates recording a small remeasurement impact in the third quarter of fiscal year 2014, as estimated based on its $3 net monetary asset position as of December 31, 2013.

The ARS is expected to continue to decline in the future, which would have an additional adverse impact on the Company’s net sales and net earnings, and the net monetary asset position of the Argentina subsidiary. As of December 31, 2013, using the exchange rate of 6.5 ARS per USD, the Company’s Argentina subsidiary had cash and cash equivalents of $14 and total assets of $106. For the six months ended December 31, 2013 and the year ended June 30, 2013, net sales from the Company’s Argentina subsidiary represented approximately 4% and 3%, respectively, of the Company’s consolidated net sales for those periods.

The Company is closely monitoring developments in Argentina and is taking steps intended to mitigate the adverse conditions, but there can be no assurances that the Company will be able to mitigate these conditions.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, property and equipment, other investments and deferred taxes.

	Three Months Ended				Six Months Ended
	12/31/2013	12/31/2012	% Change		12/31/2013	12/31/2012	% Change
Losses from continuing operations before income taxes	$60	$63	(5	) %	$116	$123	(6	) %

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current periods was primarily due to lower employee incentive compensation costs and a lower weighted-average interest rate on long-term debt resulting from the issuance of senior notes in September 2012 and the maturities of senior notes in October 2012 and March 2013. These increases were partially offset by one-time costs related to the transition to new IT service providers in the current periods and the gain recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building in the prior periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of December 31, 2013. Net cash provided by continuing operations was $212 in the current six-month period, compared with $325 in the prior six-month period. The decrease was driven by higher tax payments and the funding of liabilities under certain non-qualified deferred compensation plans.

Investing Activities

Capital expenditures were $63 in the current six-month period, compared with $102 in the prior six-month period. Capital spending as a percentage of net sales was 2.3% in the current six-month period, compared with 3.8% in the prior six-month period. The decrease in capital expenditures was primarily due to prior period investments in the Company’s Pleasanton, Calif. facility and IT systems implementation in Latin America.

In December 2012, the Company completed a sale-leaseback transaction under which it sold its general office building in Oakland, Calif. to an unrelated party for net proceeds of $108 and entered into a 15-year operating lease agreement with the buyer for a portion of the building.

Financing Activities

Net cash used for financing activities was $103 in the current six-month period, compared with $155 in the prior six-month period. The change was primarily driven by the use of proceeds in the prior period from the $600 in senior notes issued in September 2012 to repay $350 in senior notes that matured in October 2012 and commercial paper balances then outstanding, and the use of proceeds from the December 2012 sale of the Company’s general office building to repay all outstanding commercial paper in the prior period. These factors were partially offset by issuances of commercial paper in the current period to fund dividend payments and share repurchases.

The $350 in senior notes that matured and were repaid in October 2012 carried an annual fixed interest rate of 5.45%. The $600 in senior notes issued in September 2012 carry an annual fixed interest rate of 3.05%, payable semi-annually in March and September, with a maturity date of September 15, 2022. The notes were issued under the Company’s existing shelf registration statement and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

Share repurchases and dividends

The Company has two share repurchase programs: an open-market repurchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of December 31, 2013, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the current periods, the Company repurchased zero shares and approximately 1.6 million shares, respectively, under its Evergreen Program, for an aggregate amount of $0 and $130, respectively. During the prior periods, the Company did not repurchase any shares under the Evergreen Program. During the current and prior periods, the Company did not repurchase any shares under the open-market repurchase program.

During the current periods, the Company paid dividends per share of $0.71 and $1.42, respectively, equivalent to $91 and $184, respectively. During the prior periods, the Company paid dividends per share of $0.64 and $1.28, respectively, equivalent to $84 and $167, respectively.

Credit Arrangements

As of December 31, 2013, the Company had a $1.1 billion revolving credit agreement with an expiration date of May 2017. There were no borrowings under the agreement, and the Company believes that borrowings under the revolving credit agreement are and will continue to be available for general corporate purposes. The agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA) for the trailing four quarters (EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.50.

The following table sets forth the calculation of the EBITDA ratio as of December 31, using EBITDA for the trailing four quarters, as contractually defined:

	2013	2012
Earnings from continuing operations	$571	$564
Add back:
Interest expense	108	132
Income tax expense	289	267
Depreciation and amortization	181	179
Deduct:
Interest income	3	2
EBITDA	$1,146	$1,140
Total debt	$2,512	$2,674
EBITDA ratio	2.19	2.35

The Company is in compliance with all restrictive covenants and limitations in the credit agreement as of December 31, 2013, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

The Company had $60 of foreign and other credit lines as of December 31, 2013, of which $4 was outstanding and $56 was available for borrowing.

CONTINGENCIES

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 and $13 as of December 31, 2013 and June 30, 2013, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both December 31, 2013 and June 30, 2013. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuations as of December 31, 2013, was approximately $34.

Among other defenses, because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Based on the unfavorable appellate court decision, the Company believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, and that the estimated range of such loss in this matter is from $0 to $28. The Company continues to believe that its defenses are meritorious, and has appealed the decision to the highest courts of Brazil, which could take years to resolve. In the first stage of the appellate process, in December 2013 the appellate court declined to admit the Company’s appeals to the highest courts. The Company has now appealed directly to the highest courts. Expenses related to this litigation and any potential additional loss would be reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company has appealed this decision.

Glad and the Clorox Subsidiaries have also filed separate lawsuits against Petroplus alleging misuse of the STP trademark and related matters, which are currently pending before Brazilian courts, and have taken other legal actions against Petroplus, which are pending. Additionally, in November 2013, the Clorox Subsidiaries initiated a new ICC arbitration seeking damages against Petroplus.

The Company is subject to various lawsuits, claims and other loss contingencies relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on management’s analysis, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

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

As of December 31, 2013, the Company was a party to a letter of credit of $12, related to one of its insurance carriers, of which $0 had been drawn upon.

The Company had not recorded any liabilities on the aforementioned guarantees as of December 31, 2013 and June 30, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 15, 2014, the Financial Accounting Standards Board (FASB) issued an update to current accounting standards related to investments in low-income housing partnerships, which permits an accounting policy election for the method of accounting applied if certain conditions are met, as well as introduces new disclosure requirements. The Company currently accounts for its investments in low-income housing partnerships using the equity method of accounting (See Note 3 - Other Assets of the Notes to Condensed Consolidated Financial Statements). The Company is evaluating the impact of these amendments, which are effective for the Company beginning the first quarter of fiscal year 2016, with early adoption permitted.

Cautionary Statement

This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to:
  worldwide, regional and local economic conditions and financial market volatility;
  risks related to international operations, including political instability, foreign currency exchange rate controls, fluctuations and devaluations, government-imposed price controls or other regulations, labor unrest and inflationary pressures, particularly in Venezuela, as well as Argentina and other challenging markets;
  risks related to the possibility of nationalization, expropriation of assets or other government action in foreign jurisdictions, especially in Venezuela;
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
  the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;
  the impact of product liability claims, labor claims and other legal proceedings, including in foreign jurisdictions and the Company’s litigation related to its discontinued operations in Brazil;
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
  the impact of natural disasters, terrorism and other events beyond the Company’s control;
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

  risks related to reliance on information technology systems, including potential security breaches or cyber attacks that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;
  uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;
  the potential for asset impairment charges, including intangible assets and goodwill;
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

No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2014.

	[a]	[b]	[c]	[d]

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to 31, 2013	11,006	$82.14	-	$750,000,000
November 1 to 30, 2013	4,512	$90.19	-	$750,000,000
December 1 to 31, 2013	1,025	$93.01	-	$750,000,000
Total	16,543	$85.01	-
____________________

(1)	Of the shares purchased in October 2013, 10,946 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted shares and distribution of performance units, and the remaining 60 shares relate to the surrender to the Company of shares of common stock to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options. All of the shares purchased in November 2013 and December 2013 relate to the surrender to the Company of shares of common stock to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2)	As of December 31, 2013, all of the $750 million authorized under the share repurchase program approved by the board of directors on May 13, 2013, remained available for repurchases. Since 1999, the Company has had a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. On November 15, 2005, the board of directors approved the extension of the program, which has no specified cap and, therefore, is not included in column [d] above. Neither of these programs has a specified termination date.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 5, 2014	BY	/s/ Thomas D. Johnson
Thomas D. Johnson Vice President – Global Business Services and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.