Form 10-Q
period 2014-03-31
CLOROX CO /DE/
filed 2014-05-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

As of April 29, 2014, there were 128,587,250 shares outstanding of the registrant’s common stock ($1.00 – par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Net sales	$1,386	$1,413	$4,080	$4,076
Cost of products sold	807	818	2,359	2,344
Gross profit	579	595	1,721	1,732

Selling and administrative expenses	182	196	580	595
Advertising costs	120	132	363	370
Research and development costs	28	34	90	95
Interest expense	25	30	77	96
Other expense (income), net	10	1	8	(8)
Earnings from continuing operations before income taxes	214	202	603	584
Income taxes on continuing operations	75	68	211	194
Earnings from continuing operations	139	134	392	390
Losses from discontinued operations, net of tax	(2)	(1)	(4)	(1)
Net earnings	$137	$133	$388	$389

Net earnings (losses) per share
Basic
Continuing operations	$1.06	$1.01	$3.02	$2.98
Discontinued operations	(0.01)	-	(0.03)	-
Basic net earnings per share	$1.05	$1.01	$2.99	$2.98

Diluted
Continuing operations	$1.05	$1.00	$2.97	$2.94
Discontinued operations	(0.01)	-	(0.03)	-
Diluted net earnings per share	$1.04	$1.00	$2.94	$2.94

Weighted average shares outstanding (in thousands)
Basic	129,318	131,619	129,743	130,960
Diluted	131,555	133,475	132,004	132,629

Dividends declared per share	$0.71	$0.64	$2.13	$1.92

Comprehensive income	$106	$131	$337	$407

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	3/31/2014	6/30/2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$364	$299
Receivables, net	551	580
Inventories, net	447	394
Other current assets	158	147
Total current assets	1,520	1,420
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,770 and $1,711, respectively	970	1,021
Goodwill	1,096	1,105
Trademarks, net	547	553
Other intangible assets, net	67	74
Other assets	174	138
Total assets	$4,374	$4,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$394	$202
Current maturities of long-term debt	575	-
Accounts payable	388	413
Accrued liabilities	481	490
Income taxes payable	-	29
Total current liabilities	1,838	1,134
Long-term debt	1,595	2,170
Other liabilities	764	742
Deferred income taxes	124	119
Total liabilities	4,321	4,165

Contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of both March 31, 2014 and June 30, 2013; and 128,497,200 and 130,366,911
shares outstanding as of March 31, 2014 and June 30, 2013, respectively	159	159
Additional paid-in capital	699	661
Retained earnings	1,667	1,561
Treasury shares, at cost: 30,244,261 and 28,374,550 shares
as of March 31, 2014 and June 30, 2013, respectively	(2,054)	(1,868)
Accumulated other comprehensive net losses	(418)	(367)
Stockholders’ equity	53	146
Total liabilities and stockholders’ equity	$4,374	$4,311

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2014	3/31/2013
Operating activities:
Net earnings	$388	$389
Deduct: Losses from discontinued operations, net of tax	(4)	(1)
Earnings from continuing operations	392	390
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	133	136
Share-based compensation	29	27
Deferred income taxes	4	(14)
Funding of non-qualified deferred compensation plans	(26)	-
Other	27	12
Changes in:
Receivables, net	25	20
Inventories, net	(61)	(67)
Other current assets	(3)	7
Accounts payable and accrued liabilities	(41)	(33)
Income taxes payable	(45)	8
Net cash provided by continuing operations	434	486
Net cash used for discontinued operations	(4)	(1)
Net cash provided by operations	430	485

Investing activities:
Capital expenditures	(88)	(134)
Proceeds from sale-leaseback, net of transaction costs	-	108
Other	(1)	(1)
Net cash used for investing activities	(89)	(27)

Financing activities:
Notes and loans payable, net	191	92
Long-term debt borrowings, net of issuance costs	-	593
Long-term debt repayments	-	(850)
Treasury stock purchased	(260)	-
Cash dividends paid	(277)	(250)
Issuance of common stock for employee stock plans and other	79	112
Net cash used for financing activities	(267)	(303)
Effect of exchange rate changes on cash and cash equivalents	(9)	1
Net increase in cash and cash equivalents	65	156
Cash and cash equivalents:
Beginning of period	299	267
End of period	$364	$423

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2014 and 2013, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014, or for any other future period.

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

Recently Issued Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (FASB) issued an update to current accounting standards which will change the criteria for reporting discontinued operations. The amendments will also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments are effective for the Company for new disposals (or classifications as held for sale) of components of the Company, should they occur, beginning in the first quarter of fiscal year 2016. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported.

NOTE 2. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	3/31/2014	6/30/2013
Finished goods	$383	$321
Raw materials and packaging	114	121
Work in process	2	3
LIFO allowances	(39)	(40)
Allowances for obsolescence	(13)	(11)
Total	$447	$394

NOTE 3. OTHER ASSETS

Investments in Low-Income Housing Partnerships

The Company owns, directly or indirectly, limited partnership interests in low-income housing partnerships, which are accounted for using the equity method of accounting. The Company’s investment balance as of March 31, 2014, and June 30, 2013, was $4 and $6, respectively. These partnerships are considered to be variable interest entities; the Company does not consolidate them because it does not have the power to direct the partnerships’ activities that significantly impact their economic performance. The purpose of the partnerships is to develop and operate low-income housing rental properties. The general partners, who typically hold 1% of the partnership interests, are third parties unrelated to the Company and its affiliates, and are responsible for controlling and managing the business and financial operations of the partnerships. As a limited partner, the Company is not responsible for any of the liabilities and obligations of the partnerships nor do the partnerships or their creditors have any recourse to the Company other than for the capital requirements. All available tax benefits from low-income housing tax credits provided by the partnerships were claimed as of fiscal year 2012. The risk that previously claimed low-income housing tax credits might be recaptured or otherwise retroactively invalidated is considered remote.

NOTE 4. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	3/31/2014	6/30/2013
Venture agreement net terminal obligation	$288	$284
Employee benefit obligations	287	270
Taxes	77	74
Other	112	114
Total	$764	$742

NOTE 5. NET EARNINGS PER SHARE (EPS)

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Basic	129,318	131,619	129,743	130,960
Dilutive effect of stock options and other	2,237	1,856	2,261	1,669
Diluted	131,555	133,475	132,004	132,629

During the three and nine months ended March 31, 2014 and 2013, the Company included all stock options to purchase shares of the Company’s common stock in the calculations of diluted net EPS because the average market price was greater than the exercise price of all outstanding options.

The Company has two share repurchase programs: an open-market repurchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2014, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to the amount or timing of repurchases.

During the three and nine months ended March 31, 2014 and 2013, the Company did not repurchase any shares under the open-market repurchase program. During the three and nine months ended March 31, 2014, the Company repurchased approximately 1,486 thousand shares and 3,046 thousand shares, respectively, under its Evergreen Program, for an aggregate amount of $130 and $260, respectively. During the three and nine months ended March 31, 2013, the Company did not repurchase any shares under the Evergreen Program.

NOTE 6. COMPREHENSIVE INCOME

Comprehensive income is defined as net earnings and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Net earnings	$137	133	$388	389
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(28)	(5)	(47)	13
Net unrealized (losses) gains on derivatives	(4)	1	(2)	1
Pension and postretirement benefit adjustments	1	2	(2)	4
Total other comprehensive (loss) income, net of tax	(31)	(2)	(51)	18
Comprehensive income	$106	$131	$337	$407

Foreign currency translation adjustments are presented in the table above net of increases in deferred tax liabilities of $6 and $10 for the three and nine months ended March 31, 2014, respectively, and $1 and $5 for the three and nine months ended March 31, 2013, respectively.

On February 5, 2013, the FASB issued an update to current accounting standards related to disclosures of reclassifications out of accumulated other comprehensive income. The presentation requirements were adopted by the Company effective July 1, 2013 and are reflected below.

Changes in accumulated other comprehensive net losses by component were as follows:

	Foreign		Pension and
	currency	Net unrealized	postretirement
	translation	losses on	benefit
	adjustments	derivatives	adjustments	Total
Balance as of June 30, 2013, net of tax	$(209)	$(30)	$(128)	$(367)
Other comprehensive losses before reclassifications	(47)	(2)	(5)	(54)
Amounts reclassified from accumulated other comprehensive net losses	-	-	3	3
Net other comprehensive losses	(47)	(2)	(2)	(51)
Balance as of March 31, 2014, net of tax	$(256)	$(32)	$(130)	$(418)

Pension and postretirement benefit reclassification adjustments are reflected in cost of products sold and selling and administrative expenses.

NOTE 7. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual taxable income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 35.3% and 35.0% for the three and nine months ended March 31, 2014, respectively, and 33.9% and 33.2% for the three and nine months ended March 31, 2013, respectively. The higher rates for the three and nine months ended March 31, 2014, were driven by the non-tax deductible remeasurement loss (Note 10) and other losses in Venezuela. In addition, the rate for the nine months ended March 31, 2013 was reduced by favorable tax settlements.

NOTE 7. INCOME TAXES (Continued)

The balance of unrecognized tax benefits as of March 31, 2014 and June 30, 2013, included potential net benefits of $27 and $24, respectively, which, if recognized, would reduce the effective tax rate on earnings from continuing operations.

It is reasonably possible that up to $30 of other unrecognized tax benefits may be recognized in the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total balance of accrued interest and penalties related to uncertain tax positions was $11 and $8 as of March 31, 2014 and June 30, 2013, respectively. Interest and penalties included in income tax expense resulted in a net expense of $2 and $3 for the three and nine months ended March 31, 2014, respectively, and net expense of $1 for both the three and nine months ended March 31, 2013.

The Company files income tax returns in U.S. federal and various state, local and foreign jurisdictions. The U.S. federal statute of limitations has expired for all tax years through June 30, 2010. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 8. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Service cost	$-	$-	$1	$2
Interest cost	7	6	20	18
Expected return on plan assets	(5)	(7)	(18)	(22)
Amortization of unrecognized items	2	3	8	9
Total	$4	$2	$11	$7

The net periodic benefit cost for the Company’s retirement health care plans was a benefit of $0 and $1 for the three and nine months ended March 31, 2014, respectively, and expense of $1 for both the three and nine months ended March 31, 2013.

NOTE 9. CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 and $13 as of March 31, 2014 and June 30, 2013, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both March 31, 2014 and June 30, 2013. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

NOTE 9. CONTINGENCIES AND GUARANTEES (Continued)

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuations as of March 31, 2014, was approximately $37.

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

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company appealed this decision, and the lower court decision was overturned by the appellate court in April 2014.

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

The Company had not recorded any liabilities on the aforementioned guarantees as of March 31, 2014 and June 30, 2013.

As of March 31, 2014, the Company was a party to a letter of credit of $12, related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Cleaning	$437	$454	$1,348	$1,351
Household	428	413	1,152	1,125
Lifestyle	237	245	692	690
International	284	301	888	910
Total	$1,386	$1,413	$4,080	$4,076

NOTE 10. SEGMENT RESULTS (Continued)

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Cleaning	$93	$99	$325	$319
Household	76	76	169	182
Lifestyle	67	71	189	197
International	11	20	69	73
Corporate	(33)	(64)	(149)	(187)
Total	$214	$202	$603	$584

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 27% and 26% for the three and nine months ended March 31, 2014, respectively, and 27% and 26% for the three and nine months ended March 31, 2013, respectively.

Venezuela

Net sales from the Company’s Venezuela subsidiary (the Venezuela business) represented approximately 1% and 2% of the Company’s consolidated net sales for the three and nine months ended March 31, 2014, respectively. The operating environment in Venezuela is challenging, with high inflation, political instability, governmental restrictions in the form of currency exchange, price and margin controls, and the possibility of government actions such as further devaluations, business occupations or intervention and expropriation of assets. In addition, the foreign exchange controls in Venezuela limit the Venezuela business’s ability to remit dividends and pay intercompany balances.

Due to a sustained inflationary environment, the financial statements of the Venezuela business are consolidated under the rules governing the preparation of financial statements in a highly inflationary economy. As such, the Venezuela business’s non-U.S. dollar (non-USD) monetary assets and liabilities are remeasured into U.S. dollars (USD) each reporting period with the resulting gains and losses reflected in other expense (income), net.

On February 8, 2013, the Venezuelan government announced a devaluation of its currency exchange commission (CADIVI) rate from 4.3 to 6.3 bolivares fuertes (VEF) per USD and the elimination of the alternative currency exchange system, SITME. Prior to February 8, 2013, the Company had been utilizing the rate at which it had been obtaining USD through SITME to remeasure its Venezuelan financial statements, which was 5.7 VEF per USD at the announcement date. In response to these developments, the Company began utilizing the CADIVI rate of 6.3 VEF per USD to translate the financial statements of the Venezuela business.

In March 2013, the Venezuelan government announced the creation of a new alternative currency exchange system, a government-controlled auction process referred to as SICAD I, whereby companies meeting certain qualifications may periodically bid to acquire USD. In January 2014, the Venezuelan government announced further changes to the regulations governing the currency exchange systems. Among the changes was the creation of a new government agency, CENCOEX, to administer the currency exchange mechanism previously administered by CADIVI. Based on an analysis of the newly published exchange regulations and an updated assessment of currency requirements applicable to the Venezuela business, the Company has now concluded that the SICAD I rate is currently the most appropriate rate for the Company to use for financial reporting purposes. Consequently, the Company began using the SICAD I rate to record the results of business operations and remeasure the gain or loss on non-USD monetary assets and liabilities in Venezuela beginning on March 1, 2014. The Company recorded a non-tax deductible remeasurement loss of $12 for the quarter ended March 31, 2014, reflecting the effective devaluation from the CENCOEX rate of 6.3 to the March 28, 2014 posted SICAD I rate of 10.8.

NOTE 10. SEGMENT RESULTS (Continued)

In February 2014, the Venezuelan government established another currency exchange mechanism, SICAD II, that provides an additional method to exchange VEF at exchange rates significantly higher than the CENCOEX and SICAD I rates. As of March 28, 2014, the posted rate of the SICAD II exchange system was 50.8 VEF per USD. The Company is monitoring the evolution of this new currency exchange and related published regulations to assess their implications for business operations, future cash flow, and financial reporting for the Venezuela business.

As of March 31, 2014, using the SICAD I rate of 10.8, the Venezuela business had total assets of $71 including cash and cash equivalents of $9, a long-term value added tax (VAT) receivable from the Venezuelan government of $8 and intangible assets excluding goodwill of $6. The Company also had net deferred tax assets of $14 related to foreign tax credits attributable to the Venezuela business as of March 31, 2014. As a result of the devaluation from the CENCOEX rate to the SICAD I rate, which drove the $12 non-tax deductible remeasurement loss referred to above, the Company also evaluated the impact of the currency devaluation and other business factors on the recorded values of its assets, including goodwill, intangible asset groupings containing Venezuela assets, and deferred tax balances related to the Venezuela business. As a result of this evaluation, the Company identified indications of impairment and recorded noncash tax deductible intangible asset impairment charges on trademark values totaling $4 and noncash non-tax deductible increases in deferred tax valuation allowances of $2 during the three months ended March 31, 2014. The aggregate impact of these noncash charges on the Company’s condensed consolidated statements of earnings and comprehensive income for the three months ended March 31, 2014, was to reduce earnings from continuing operations by $18.

The Company continues to closely monitor developments in this volatile environment, assess evolving business risks and actively manage its investments in Venezuela.

Argentina

The operating environment in Argentina also presents challenges, including price controls on some of the Company's products, a devaluing currency, and inflation. For the year ended June 30, 2013 and the nine months ended March 31, 2014, the value of the Argentine peso (ARS) per USD declined 16% and 33%, respectively. Were the ARS to continue to decline in the future, it could have an additional adverse impact on the Company's net sales and net earnings. As of March 31, 2014, using an exchange rate of 8.0 ARS per USD, the Company's Argentina subsidiary had cash and cash equivalents of $21 and total assets of $93. For the nine months ended March 31, 2014 and the year ended June 30, 2013, net sales from the Company's Argentina subsidiary represented approximately 3% of the Company's consolidated net sales for those periods. The Company is closely monitoring developments in Argentina and is taking steps intended to mitigate the adverse conditions.

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

As of March 31, 2014, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were all classified as Level 2, and trust assets to fund certain of the Company’s non-qualified deferred compensation plans, which were classified as Level 1. As of June 30, 2013, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were all classified as Level 2.

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

As of March 31, 2014, the notional amount of commodity derivatives was $50, of which $31 related to soybean oil futures and $19 related to jet fuel swaps. As of June 30, 2013, the notional amount of commodity derivatives was $51, of which $19 related to soybean oil futures and $32 related to jet fuel swaps.

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

The Company entered into interest rate forward contracts with a notional amount of $288 during the three months ended March 31, 2014, related to the anticipated refinancing of senior notes maturing in January 2015. The Company had no outstanding interest rate forward contracts as of June 30, 2013.

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

The notional amount of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Australia, Canada and New Zealand to hedge forecasted purchases of inventory were $37, $12 and $4, respectively, as of March 31, 2014, and $22, $18 and $4, respectively, as of June 30, 2013. There were no outstanding contracts to economically hedge foreign exchange risk associated with intercompany transactions as of March 31, 2014, and June 30, 2013.

Counterparty Risk Management

The Company utilizes a variety of financial institutions as counterparties for over-the counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. The $7 and $3 of derivative instruments reflected in liabilities as of March 31, 2014, and June 30, 2013, respectively, contained such terms. As of both March 31, 2014, and June 30, 2013, the Company was not required to post any collateral.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at levels equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2014 and June 30, 2013, the Company and each of its counterparties had been assigned investment grade ratings with both Standard & Poor’s and Moody’s.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments

Derivatives

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as an accounting hedge, and, if so, on the type of hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges. The Company does not designate its foreign currency forward contracts for intercompany transactions as accounting hedges. During the three and nine months ended March 31, 2014 and 2013, the Company had no hedging instruments designated as fair value hedges.

Trust Assets

Beginning in December 2013, the Company holds mutual funds and cash equivalents as part of trusts related to certain of its non-qualified deferred compensation plans. The trusts represent variable interest entities, for which the Company is considered the primary beneficiary, and therefore, trust assets are consolidated and included in other assets in the condensed consolidated balance sheets. The mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments. The participants in the deferred compensation plans may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts which hold the marketable securities.

The Company’s derivatives designated as hedging instruments and trust assets related to certain of the Company’s non-qualified deferred compensation plans were recorded at fair value in the condensed consolidated balance sheets as follows:

	Balance sheet	3/31/2014		6/30/2013
	classification	Level 1	Level 2	Level 1	Level 2
Assets
Foreign exchange derivative contracts	Other current assets	$-	$-	$-	$4
Trust assets for non-qualified deferred compensation plans	Other assets	30	-	-	-
		$30	$-	$-	$4

Liabilities
Commodity purchase derivative contracts	Accrued liabilities	$-	$2	$-	$3
Interest rate contracts	Accrued liabilities	-	4	-	-
Foreign exchange derivative contracts	Accrued liabilities	-	1	-	-
		$-	$7	$-	$3

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss in OCI as of March 31, 2014, expected to be reclassified into earnings within the next 12 months was $6. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and nine months ended March 31, 2014 and 2013, respectively, hedge ineffectiveness was not significant. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments not designated as accounting hedges are recorded in other expense (income), net.

NOTE 11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The effects of derivative instruments designated as hedging instruments on OCI and the condensed consolidated statements of earnings and comprehensive income were as follows:

	Gain (loss) recognized in OCI
	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Commodity purchase contracts	$-	$-	$1	$2
Interest rate contracts	(4)	-	(4)	(1)
Foreign exchange contracts	(2)	-	(1)	(1)
Total	$(6)	$-	$(4)	$-

	Gain (loss) reclassified from OCI and recognized in earnings
	Three Months Ended		Nine Months Ended
	3/31/2014	3/31/2013	3/31/2014	3/31/2013
Interest rate contracts	$(1)	$(1)	$(3)	$(3)
Foreign exchange contracts	1	-	3	-
Total	$-	$(1)	$-	$(3)

The gains and losses reclassified from OCI and recognized in earnings during the three and nine months ended March 31, 2014 and 2013, for foreign exchange contracts were included in cost of products sold. The losses reclassified from OCI and recognized in earnings during the three and nine months ended March 31, 2014 and 2013, for interest rate contracts were included in interest expense.

The gain from derivatives not designated as accounting hedges was $0 for both the three and nine months ended March 31, 2014, and $0 for both the three and nine months ended March 31, 2013, and was reflected in other expense (income), net.

Changes in the value of the trust assets related to certain of the Company’s non-qualified deferred compensation plans are recorded in other expense (income), net, in the condensed consolidated statements of earnings and comprehensive income. For both the three and nine months ended March 31, 2014, the Company reflected $0 in other expense (income), net, related to these assets.

Other

The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximated their fair values as of March 31, 2014 and June 30, 2013, due to their short maturity and nature. The estimated fair value of long-term debt, including current maturities, was $2,257 and $2,263 as of March 31, 2014, and June 30, 2013, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as Level 2. The Company accounts for its long-term debt at face value, net of any unamortized discounts or premiums.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which was filed with the U.S. Securities and Exchange Commission (SEC) on August 23, 2013, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and nine months ended March 31, 2014 (the current periods) to the three and nine months ended March 31, 2013 (the prior periods) using percentages and basis point changes calculated on a rounded basis.

The following sections are included herein:

  Overview
  Results of Operations
  Financial Condition, Liquidity and Capital Resources
  Contingencies
  Off-Balance Sheet Arrangements
  Recently Issued Accounting Pronouncements

OVERVIEW

Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,400 employees worldwide. Clorox sells its products primarily through mass merchandisers, retail outlets, e-commerce channels, distributors and medical supply providers. Clorox markets some of the most trusted and recognized brand names, including its namesake bleach and cleaning products, Clorox Healthcare™, HealthLink®, Aplicare® and Dispatch® products, Green Works® naturally derived products, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® and KC Masterpiece® dressings and sauces, Brita® water-filtration products, and Burt’s Bees® and güd® natural personal care products. The Company manufactures products in more than a dozen countries and markets them in more than 100 countries.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	3/31/2014	3/31/2013	% Change	3/31/2014	3/31/2013
Diluted net earnings per share from continuing operations	$1.05	$1.00	5%
Net sales	1,386	1,413	(2)	100%	100%
Gross profit	579	595	(3)	41.8	42.1
Selling and administrative expenses	182	196	(7)	13.1	13.9
Advertising costs	120	132	(9)	8.7	9.3
Research and development costs	28	34	(18)	2.0	2.4

	Nine Months Ended			% of Net Sales
	3/31/2014	3/31/2013	% Change	3/31/2014	3/31/2013
Diluted net earnings per share from continuing operations	$2.97	$2.94	1%
Net sales	4,080	4,076	-	100%	100%
Gross profit	1,721	1,732	(1)	42.2	42.5
Selling and administrative expenses	580	595	(3)	14.2	14.6
Advertising costs	363	370	(2)	8.9	9.1
Research and development costs	90	95	(5)	2.2	2.3

Diluted net earnings per share from continuing operations increased $0.05, or 5%, in the current quarter, driven by the benefit of cost savings, primarily related to various manufacturing efficiencies, lower employee incentive compensation costs, the benefit of price increases, and favorable mix. These increases were partially offset by the impact of unfavorable foreign currency exchange rates (see “International” below), higher commodity costs; and higher manufacturing and logistics costs. Current quarter results were also impacted by a higher effective tax rate in the current period.

Diluted net earnings per share from continuing operations increased $0.03, or 1%, in the current nine-month period, primarily due to the benefits of cost savings and price increases, lower employee incentive compensation costs, and lower interest expense. These increases were partially offset by higher manufacturing and logistics costs, higher commodity costs, the impact of unfavorable foreign currency exchange rates, and a higher effective tax rate.

Net sales and volume decreased 2% and 1%, respectively, in the current quarter. Net sales remained flat while volume increased 1% in the current nine-month period.

The decrease in volume in the current quarter reflected lower shipments primarily due to the distribution loss of Clorox® disinfecting wipes at a major retail customer and heightened competitive activity in the disinfecting wipes category, partially offset by distribution gains at other key retailers; and lower shipments of Brita® water-filtration products, primarily due to category softness and continued competitive activity. These decreases were partially offset by higher shipments of Kingsford® charcoal products behind a comparison to lower shipments in the prior quarter and increased merchandising support to launch the start of the grilling season; higher shipments of Scoop Away® cat litter products behind strong category growth and increased merchandising activities; and higher shipments of Glad® OdorShield® premium trash products, due to continued product innovation and merchandising activities. The variance between volume and net sales was primarily due to unfavorable foreign exchange rates (320 basis points) and higher trade promotion spending (70 basis points); partially offset by the benefit of price increases (150 basis points) and favorable mix (80 basis points).

The increase in volume in the current nine-month period was driven by higher shipments of cleaning and healthcare products in the professional products business; higher shipments of Glad® OdorShield® premium trash products, primarily due to continued product innovation and merchandising activities; higher shipments of Clorox® liquid bleach following last year’s conversion to the new concentrated formula and product innovation; and higher shipments of Scoop Away® cat litter products behind strong category growth and increased merchandising activities. These increases were partially offset by lower shipments primarily due to the distribution loss of Clorox® disinfecting wipes at a major retail customer and heightened competitive activity in the disinfecting wipes category, partially offset by distribution gains at other key retailers; lower shipments of Glad® base trash bags, primarily due to competitive activity and decreased merchandising activity; and lower shipments in Venezuela. Volume growth outpaced net sales primarily due to unfavorable foreign currency exchange rates (230 basis points); partially offset by the benefit of price increases (160 basis points).

Gross margin percentage, defined as gross profit as a percentage of net sales, decreased 30 basis points in both current periods.

The decrease in the current quarter was driven by 120 basis points from higher commodity costs, primarily resin, and 120 basis points from higher manufacturing and logistics costs, including the impact of continued inflation in international markets, particularly in Argentina and Venezuela. These factors were partially offset by 140 basis points from cost savings related to various manufacturing efficiencies and 80 basis points from the benefit of price increases.

The decrease in the current nine-month period was driven by 130 basis points from higher commodity costs, primarily resin, 130 basis points from higher manufacturing and logistics costs, including the impact of continued inflation in international markets, particularly in Argentina and Venezuela. These factors were partially offset by 160 basis points from cost savings related to various manufacturing efficiencies and 80 basis points from the benefit of price increases.

Selling and administrative expenses decreased 7% in the current quarter. The decrease was primarily due to lower employee incentive compensation costs and cost savings; partially offset by one-time costs related to the transition to new information technology (IT) service providers in the current quarter.

Selling and administrative expenses decreased 3% in the current nine-month period. The decrease was primarily due to lower employee incentive compensation costs, cost savings, and a comparison to one-time costs associated with an IT systems implementation in Latin America in the prior period. These decreases were partially offset by one-time costs related to the transition to new IT service providers in the current period.

Advertising costs as a percentage of net sales decreased 60 basis points in the current quarter, reflecting a current period shift of a portion of demand-building spending to trade-promotion to address heightened competitive activity.

Advertising costs as a percentage of net sales remained essentially flat in the current nine-month period.

Research and development costs as a percentage of net sales decreased 40 basis points in the current quarter, driven by lower employee incentive compensation costs.

Research and development costs as a percentage of net sales remained essentially flat in the current nine-month period, as the Company continued to support its new products and established brands with an emphasis on innovation.

Interest expense decreased $5 in the current quarter, primarily due to the maturity of senior notes in March 2013.

Interest expense decreased $19 in the current nine-month period, primarily due to a lower weighted-average interest rate on long-term debt resulting from the issuance of senior notes in September 2012 and the maturities of senior notes in October 2012 and March 2013.

Other expense (income), net, was $10 and $8 in the current periods, respectively, and $1 and $(8) in the prior periods, respectively.

Other expense, net, in the current quarter included a non-tax deductible remeasurement loss of $12 due to a currency devaluation resulting from moving to the SICAD I currency exchange system in Venezuela on March 1, 2014 (see “Venezuela” below), and $4 of noncash trademark impairment charges as a result of the currency devaluation and economic environment in Venezuela; partially offset by $3 of income from equity investees. Other expense, net, in the prior quarter included a remeasurement loss in Venezuela of $3 related to the February 2013 currency devaluation and elimination of the alternative currency exchange system (SITME), partially offset by $3 of income from equity investees.

Other expense, net, in the current nine-month period included the non-tax deductible remeasurement loss of $12 in Venezuela, $6 of amortization of trademarks and other intangible assets and $4 of trademark impairment charges, partially offset by $11 of income from equity investees. Other income, net, in the prior nine-month period included $10 of income from equity investees and a gain of $6 recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building; partially offset by $7 of amortization of trademarks and other intangible assets and the remeasurement loss of $3 in Venezuela.

The effective tax rate on earnings from continuing operations was 35.3% and 35.0% for the current periods, respectively, and 33.9% and 33.2% for the prior periods, respectively. The higher rates for the current periods were driven by the non-tax deductible remeasurement loss (see "Venezuela" below) and other losses in Venezuela. In addition, the rate for the prior nine-month period was reduced by favorable tax settlements.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended				Nine Months Ended
	3/31/2014	3/31/2013	% Change		3/31/2014	3/31/2013	% Change
Net sales	$437	$454	(4	) %	$1,348	$1,351	-%
Earnings from continuing operations before income taxes	93	99	(6)		325	319	2

Volume in the Cleaning segment declined 5% in the current quarter, driven by lower shipments primarily due to the distribution loss of Clorox® disinfecting wipes at a major retail customer and heightened competitive activity in the disinfecting wipes category, partially offset by distribution gains at other key retailers; and lower shipments of Clorox 2®, primarily due to heightened competitive activity and category softness. These decreases were partially offset by higher shipments of healthcare products in the professional products business. The variance between volume and sales was primarily due to favorable mix (140 basis points). The decrease in earnings from continuing operations before income taxes was driven by lower net sales, partially offset by $8 of cost savings, primarily related to various manufacturing efficiencies.

Volume in the Cleaning segment declined 1% in the current nine-month period, driven by lower shipments primarily due to the distribution loss of Clorox® disinfecting wipes at a major retail customer and heightened competitive activity in the disinfecting wipes category, partially offset by distribution gains at other key retailers; and lower shipments of Green Works® home care and laundry products, primarily due to distribution losses and continued category softness. These decreases were partially offset by higher shipments of cleaning and healthcare products in the professional products business, and higher shipments of Clorox® liquid bleach behind strong category growth following last year’s conversion to the new concentrated formula and product innovation. The variance between volume and sales was primarily due to the benefit of price increases (80 basis points). The increase in earnings from continuing operations before income taxes was driven by $26 of cost savings, primarily related to the Company’s conversion to concentrated liquid bleach in the prior year and various manufacturing efficiencies. These increases were partially offset by $12 of higher commodity costs, primarily resin, and $7 of higher selling and administrative expenses, primarily related to the transition to new IT service providers.

Household

	Three Months Ended			Nine Months Ended
	3/31/2014	3/31/2013	% Change	3/31/2014	3/31/2013	% Change
Net sales	$428	$413	4%	$1,152	$1,125	2%
Earnings from continuing operations before income taxes	76	76	-	169	182	(7)

Volume in the Household segment grew 5% in the current quarter, driven by higher shipments of Kingsford® charcoal products behind a comparison to lower shipments in the prior quarter and increased merchandising support to launch the start of the grilling season; higher shipments of Scoop Away® cat litter products, behind strong category growth and increased merchandising activities; and higher shipments of Glad® OdorShield® products, primarily due to continued product innovation and merchandising activities. The variance between volume growth and net sales growth included the impacts of unfavorable mix (20 basis points), and higher trade-promotion spending (10 basis points), and other small items. Earnings from continuing operations before income taxes remained flat, as higher volume and $5 of cost savings, primarily due to various manufacturing efficiencies, were offset by $12 of higher commodity costs, primarily resin.

Volume in the Household segment grew 2% in the current nine-month period, driven by higher shipments of Glad® OdorShield® products, primarily due to continued product innovation and merchandising activities; higher shipments of Scoop Away® cat litter products behind strong category growth and increased merchandising activities; and higher shipments of Kingsford® charcoal products behind a comparison to lower shipments in the prior period and increased merchandising support to launch the start of the grilling season. These increases were partially offset by lower shipments of Glad® base trash bags, primarily due to competitive activity and decreased merchandising activity. The decrease in earnings from continuing operations before income taxes was driven by $30 of higher commodity costs, primarily resin, and $13 of higher manufacturing and logistics and other supply chain costs; partially offset by higher volume and $16 of cost savings, primarily related to various manufacturing efficiencies.

Lifestyle

	Three Months Ended				Nine Months Ended
	3/31/2014	3/31/2013	% Change		3/31/2014	3/31/2013	% Change
Net sales	$237	$245	(3	) %	$692	$690	-%
Earnings from continuing operations before income taxes	67	71	(6)		189	197	(4)

Volume in the Lifestyle segment declined 1% in the current quarter, driven by lower shipments of Brita® water-filtration products, primarily due to continued competitive activity and category softness; partially offset by higher shipments of Hidden Valley® bottled and dry salad dressings, primarily due to continued category growth and increased merchandising activity. The variance between net sales and volume was driven by higher trade-promotion spending (140 basis points), primarily related to the food business. The decrease in earnings from continuing operations before income taxes was primarily due to lower net sales of Brita® products.

Volume in the Lifestyle segment grew 1% in the current nine-month period, driven by higher shipments of Hidden Valley® bottled and dry salad dressings, primarily due to continued category growth and increased merchandising activity; partially offset by lower shipments of Brita® water-filtration products, primarily due to continued competitive activity and category softness. The variance between net sales growth and volume was primarily due to unfavorable mix (110 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $14 of higher manufacturing and logistics and other supply chain costs, including investments in systems and processes to support the long-term growth of the Burt’s Bees business, and lower net sales; partially offset by $6 of cost savings and other smaller items.

International

	Three Months Ended				Nine Months Ended
	3/31/2014	3/31/2013	% Change		3/31/2014	3/31/2013	% Change
Net sales	$284	$301	(6	) %	$888	$910	(2	) %
Earnings from continuing operations before income taxes	11	20	(45)		69	73	(5)

Volume in the International segment grew 1% in the current quarter, driven by higher shipments in certain Latin American countries and Southeast Asia, partially offset by lower shipments in Australia and Venezuela. Volume growth outpaced net sales primarily due to unfavorable foreign currency exchange rates (1,510 basis points), partially offset by the benefit of price increases (580 basis points) and favorable mix (240 basis points). The decrease in earnings from continuing operations before income taxes was driven by $21 from the impact of unfavorable foreign currency exchange rates, primarily in Venezuela and Argentina (see “Venezuela” and “Argentina” below), $12 of higher manufacturing and logistics costs due to continued inflationary pressures in Latin America, particularly in Venezuela and Argentina, and other smaller items. These decreases were partially offset by $18 from the benefit of price increases, $6 of favorable mix and $6 of cost savings.

Volume in the International segment grew 1% in the current nine-month period, driven by higher shipments in certain Latin American countries and the Middle East, partially offset by lower shipments in Australia and Venezuela. Volume growth outpaced net sales primarily due to unfavorable foreign currency exchange rates (1,020 basis points), partially offset by the benefit of price increases (490 basis points) and favorable mix (220 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $40 from the impact of unfavorable foreign currency exchange rates, particularly in Venezuela and Argentina, $36 of higher manufacturing and logistics costs driven by inflationary pressures in Latin America, particularly in Argentina and Venezuela, and $9 of higher commodity costs, primarily resin. These decreases were partially offset by $45 from the benefit of price increases, $19 of cost savings and $15 of favorable mix.

Venezuela

The Business and Operating Environment

Net sales from the Company’s Venezuela subsidiary (the Venezuela business) represented approximately 1% and 2% of the Company’s consolidated net sales for the three and nine months ended March 31, 2014, respectively. The operating environment in Venezuela is challenging, with high inflation, political instability, governmental restrictions in the form of currency exchange, price and margin controls, and the possibility of government actions such as further devaluations, business occupations or intervention and expropriation of assets. In addition, the foreign exchange controls in Venezuela limit the Venezuela business’s ability to remit dividends and pay intercompany balances.

A majority of the Company’s product portfolio in Venezuela is subject to price controls, which for more than two years have prevented the Company from increasing prices on controlled products to offset the impact of continuing high inflation on product, labor and other operating costs that are not subject to similar controls. In addition to the price control laws, in November 2013, the Venezuelan legislature approved an "enabling law" granting the president of Venezuela the authority to enact laws and regulations in certain policy areas by decree. This authority includes the ability to restrict profit margins and impose greater controls on foreign exchange and the production, import, and distribution of staples and other goods. Among other actions, the president has used this decree power to pass a law effective January 2014 which, among other things, authorizes the Venezuelan government to set "just prices" and maximum profit margins in the private sector.

Currency Devaluation and Foreign Exchange Controls

Due to a sustained inflationary environment, the financial statements of the Venezuela business are consolidated under the rules governing the preparation of financial statements in a highly inflationary economy. As such, the Venezuela business’s non-U.S. dollar (non-USD) monetary assets and liabilities are remeasured into U.S. dollars (USD) each reporting period with the resulting gains and losses reflected in other expense (income), net.

On February 8, 2013, the Venezuelan government announced a devaluation of its currency exchange commission (CADIVI) rate from 4.3 to 6.3 bolivares fuertes (VEF) per USD and the elimination of the alternative currency exchange system, SITME. Prior to February 8, 2013, the Company had been utilizing the rate at which it had been obtaining USD through SITME to remeasure its Venezuelan financial statements, which was 5.7 VEF per USD at the announcement date. In response to these developments, the Company began utilizing the CADIVI rate of 6.3 VEF per USD to translate the financial statements of the Venezuela business.

In March 2013, the Venezuelan government announced the creation of a new alternative currency exchange system, a government-controlled auction process referred to as SICAD I, whereby companies meeting certain qualifications may periodically bid to acquire USD. In January 2014, the Venezuelan government announced further changes to the regulations governing the currency exchange systems. Among the changes was the creation of a new government agency, CENCOEX, to administer the currency exchange mechanism previously administered by CADIVI. Based on an analysis of the newly published exchange regulations and an updated assessment of currency requirements applicable to the Venezuela business, the Company has now concluded that the SICAD I rate is currently the most appropriate rate for the Company to use for financial reporting purposes. Consequently, the Company began using the SICAD I rate to record the results of business operations and remeasure the gain or loss on non-USD monetary assets and liabilities in Venezuela beginning on March 1, 2014. The Company recorded a non-tax deductible remeasurement loss of $12 for the quarter ended March 31, 2014, reflecting the effective devaluation from the CENCOEX rate of 6.3 to the March 28, 2014 posted SICAD I rate of 10.8.

In February 2014, the Venezuelan government established another currency exchange mechanism, SICAD II, that provides an additional method to exchange VEF at exchange rates significantly higher than the CENCOEX and SICAD I rates. As of March 28, 2014, the posted rate of the SICAD II exchange system was 50.8 VEF per USD. The Company is monitoring the evolution of this new currency exchange and related published regulations to assess their implications for business operations, future cash flow, and financial reporting for the Venezuela business.

As a result of the ongoing currency exchange developments, further significant devaluations of the VEF could occur in the future, which would adversely impact financial results. For illustrative purposes only, using a hypothetical devaluation from 10.8 VEF per USD to 50.0 VEF per USD, the Company would record additional non-tax deductible remeasurement losses of approximately $9 based on the non-USD denominated net monetary asset position of the Venezuela business of $12 as of March 31, 2014. Additionally, the Company’s net sales and net earnings would be further negatively impacted by any additional devaluations and other economic and regulatory factors, which would also require the Company to undergo additional impairment testing on its goodwill, trademarks and other assets attributable to the Venezuela business.

Financial Reporting Impacts

As of March 31, 2014, using the SICAD I rate of 10.8, the Venezuela business had total assets of $71 including cash and cash equivalents of $9, a long-term value added tax (VAT) receivable from the Venezuelan government of $8 and intangible assets excluding goodwill of $6. The Company also had net deferred tax assets of $14 related to foreign tax credits attributable to the Venezuela business as of March 31, 2014. As a result of the devaluation from the CENCOEX rate to the SICAD I rate, which drove the $12 non-tax deductible remeasurement loss referred to above, the Company also evaluated the impact of the currency devaluation and other business factors on the recorded values of its assets, including goodwill, intangible asset groupings containing Venezuela assets, and deferred tax balances related to the Venezuela business. As a result of this evaluation, the Company identified indications of impairment and recorded noncash tax deductible intangible asset impairment charges on trademark values totaling $4 and noncash non-tax deductible increases in deferred tax valuation allowances of $2 during the three months ended March 31, 2014. The aggregate impact of these noncash charges on the Company’s condensed consolidated statements of earnings and comprehensive income for the three months ended March 31, 2014, was to reduce earnings from continuing operations by $18.

Business Outlook

The Company’s business and cash flows in Venezuela have been adversely impacted by these difficult political and economic conditions. The Venezuela business has operated at a loss for the nine months ended March 31, 2014. If the Venezuela business continues to be restricted in its ability to increase prices, losses are expected to continue for the remainder of fiscal year 2014 and into future periods. Further, based on the Venezuela business’s current cash flow projections, unless the Venezuela business is able to increase prices to offset past and expected future impacts from inflation, the business will likely have insufficient working capital to sustain its operations through fiscal year 2015 without further financial support from the Company or other actions to fund operations.

The Company continues to closely monitor developments in this volatile environment, assess evolving business risks and actively manage its investments in Venezuela. While the Company is actively seeking immediate and meaningful price increases and continues to evaluate various business actions to mitigate the adverse impacts of inflation and other operational and financial challenges, there is considerable uncertainty with respect to the success of any measures the Company may take.

Argentina

The operating environment in Argentina also presents challenges, including price controls on some of the Company’s products, a devaluing currency, and inflation. For the year ended June 30, 2013 and the nine months ended March 31, 2014, the value of the Argentine peso (ARS) per USD declined 16% and 33%, respectively. Were the ARS to continue to decline in the future, it could have an additional adverse impact on the Company’s net sales and net earnings. As of March 31, 2014, using an exchange rate of 8.0 ARS per USD, the Company’s Argentina subsidiary had cash and cash equivalents of $21 and total assets of $93. The remeasurement impact from its USD-denominated monetary assets and liabilities in the current three- and nine-month periods was not significant. For the nine months ended March 31, 2014 and the year ended June 30, 2013, net sales from the Company’s Argentina subsidiary represented approximately 3% of the Company’s consolidated net sales for those periods. The Company is closely monitoring developments in Argentina and is taking steps intended to mitigate the adverse conditions, but there can be no assurances that the Company will be able to mitigate these conditions.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, property and equipment, other investments and deferred taxes.

	Three Months Ended				Nine Months Ended
	3/31/2014	3/31/2013	% Change		3/31/2014	3/31/2013	% Change
Losses from continuing operations before income taxes	$33	$64	(48	) %	$149	$187	(20	) %

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current periods was primarily due to lower employee incentive compensation costs and a lower weighted-average interest rate on long-term debt resulting from the issuance of senior notes in September 2012 and the maturities of senior notes in October 2012 and March 2013. These decreases were partially offset by one-time costs related to the transition to new IT service providers in the current periods and the gain recorded upon the sale-leaseback of the Company’s Oakland, Calif. general office building in the prior periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of March 31, 2014. Net cash provided by continuing operations was $434 in the current nine-month period, compared with $486 in the prior nine-month period. The decrease was driven by the timing of tax payments and the funding of liabilities under certain non-qualified deferred compensation plans.

Total current liabilities exceeded total current assets as of March 31, 2014, by $318, primarily attributable to $575 of current maturities of long-term debt as of March 31, 2014. The Company anticipates that the debt repayment will be made through a combination of debt refinancing and the use of operating cash flows.

Investing Activities

Capital expenditures were $88 in the current nine-month period, compared with $134 in the prior nine-month period. Capital spending as a percentage of net sales was 2.2% in the current nine-month period, compared with 3.3% in the prior nine-month period. The decrease in capital expenditures was primarily due to prior period investments in the Company’s Pleasanton, Calif. facility and IT systems implementation in Latin America.

In December 2012, the Company completed a sale-leaseback transaction under which it sold its general office building in Oakland, Calif. to an unrelated party for net proceeds of $108 and entered into a 15-year operating lease agreement with the buyer for a portion of the building.

Financing Activities

Net cash used for financing activities was $267 in the current nine-month period, compared with $303 in the prior nine-month period. The change was primarily driven by the use of proceeds from the sale of the Company's general office building to repay outstanding commercial paper in the prior period, partially offset by an increase in the application of domestic and certain international cash flow against outstanding commercial paper in the current period.

In March 2013, $500 in senior notes with an annual fixed interest rate of 5.00% became due and was repaid. The repayment was funded in part with commercial paper borrowings and in part with a portion of the proceeds from the sale-leaseback transaction of the Company’s Oakland, Calif. general office building.

In October 2012, $350 in senior notes with an annual fixed interest rate of 5.45% became due and was repaid. The repayment was funded with a portion of the proceeds from the September 2012 issuance of $600 in senior notes with an annual fixed interest rate of 3.05%, payable semi-annually in March and September, and a maturity date of September 15, 2022. The remaining proceeds from notes were used to repay commercial paper. The notes were issued under the Company’s existing shelf registration statement and rank equally with all of the Company’s existing and future senior unsecured indebtedness.

Share repurchases and dividends

The Company has two share repurchase programs: an open-market repurchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2014, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to the amount or timing of repurchases.

During the current and prior periods, the Company did not repurchase any shares under the open-market repurchase program. During the current periods, the Company repurchased 1,486 thousand shares and approximately 3,046 thousand shares, respectively, under its Evergreen Program, for an aggregate amount of $130 and $260, respectively. During the prior periods, the Company did not repurchase any shares under the Evergreen Program.

During the current periods, the Company paid dividends per share of $0.71 and $2.13, respectively, equivalent to $93 and $277, respectively. During the prior periods, the Company paid dividends per share of $0.64 and $1.92, respectively, equivalent to $83 and $250, respectively.

Credit Arrangements

As of March 31, 2014, the Company had a $1.1 billion revolving credit agreement with an expiration date in May 2017. There were no borrowings under the agreement, and the Company believes that borrowings under the revolving credit agreement are and will continue to be available for general corporate purposes. The agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization, and intangible asset impairment (Adjusted EBITDA) for the trailing four quarters (Adjusted EBITDA ratio), as defined in the Company’s revolving credit agreement, of 3.50.

The following table sets forth the calculation of the Adjusted EBITDA ratio as of March 31, using Adjusted EBITDA for the trailing four quarters, as contractually defined:

	2014	2013
Earnings from continuing operations	$576	$564
Add back:
Interest expense	103	129
Income tax expense	296	271
Depreciation and amortization	179	181
Noncash intangible asset impairment charges	4	-
Deduct:
Interest income	3	3
Adjusted EBITDA	$1,155	$1,142
Total debt	$2,564	$2,561
Adjusted EBITDA ratio	2.22	2.24

The Company is in compliance with all restrictive covenants and limitations in the credit agreement as of March 31, 2014, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

The Company had $53 of foreign and other credit lines as of March 31, 2014, of which $4 was outstanding and $49 was available for borrowing.

CONTINGENCIES

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $14 and $13 as of March 31, 2014 and June 30, 2013, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both March 31, 2014 and June 30, 2013. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus) related to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit and awarded Petroplus R$23 ($13) plus interest. The value of that judgment, including interest and foreign exchange fluctuations as of March 31, 2014, was approximately $37.

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

In a separate action filed in 2004 by Petroplus, a lower Brazilian court in January 2013 nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company appealed this decision, and the lower court decision was overturned by the appellate court in April 2014.

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

The Company had not recorded any liabilities on the aforementioned guarantees as of March 31, 2014 and June 30, 2013.

As of March 31, 2014, the Company was a party to a letter of credit of $12, related to one of its insurance carriers, of which $0 had been drawn upon.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

On April 10, 2014, the Financial Accounting Standards Board (FASB) issued an update to current accounting standards which will change the criteria for reporting discontinued operations. The amendments will also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments are effective for the Company for new disposals (or classifications as held for sale) of components of the Company, should they occur, beginning the first quarter of fiscal year 2016. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported.

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
  risks related to international operations, including political instability, foreign currency exchange rate controls, including periodic changes in such controls, fluctuations and devaluations, government-imposed price controls or other regulations, labor unrest and inflationary pressures, particularly in Venezuela, as well as Argentina and other challenging markets;
  risks related to the possibility of nationalization, expropriation of assets or other government action in foreign jurisdictions, particularly in Venezuela;
  intense competition in the Company’s markets;
  volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities and increases in energy or transportation costs;
  the ability of the Company to drive sales growth, increase market share, grow its product categories, and achieve favorable product and geographic mix;
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
  environmental matters, including costs associated with the remediation of past contamination and the handling and/or transportation of hazardous substances;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk related to derivative financial instruments, other financial instruments and derivative commodity instruments since June 30, 2013. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the information in Part I, Item 2 of this Report, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the information in the “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2014.

	[a]	[b]	[c]	[d]

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to 31, 2014	360,041	$88.12	360,041	$750,000,000
February 1 to 28, 2014	1,026,369	$86.58	1,026,200	$750,000,000
March 1 to 31, 2014	110,339	$86.99	100,000	$750,000,000
Total	1,496,749	$86.98	1,486,241
____________________

(1)	Shares purchased in January 2014 were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards. Of the shares purchased in February 2014, 1,026,200 shares were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards and 169 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the distribution of performance units. Of the shares purchased in March 2014, 100,000 shares were acquired pursuant to the Company’s share repurchase program to offset the potential impact of share dilution related to share-based awards. Of the remaining 10,339 shares purchased, 9,250 shares relate to the surrender to the Company of shares of common stock to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options and 1,089 shares relate to the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted shares.

(2)	As of March 31, 2014, all of the $750 million authorized under the share repurchase program approved by the board of directors on May 13, 2013, remained available for repurchases. Since 1999, the Company has had a share repurchase program to reduce or eliminate dilution upon the issuance of shares pursuant to the Company’s stock compensation plans. On November 15, 2005, the board of directors approved the extension of the program, which has no specified cap and, therefore, is not included in column [d] above. Neither of these programs has a specified termination date.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 2, 2014	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.