Form 10-K
period 2014-06-30
CLOROX CO /DE/
filed 2014-08-25
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
____________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2014
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

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2013 (the last business day of the registrant’s most recently completed second quarter) was approximately $11.9 billion.

As of July 31, 2014, there were 128,845,437 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2014, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2014

PART I

This Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “will,” “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.

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

ITEM 1. BUSINESS

Overview of Business

The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,200 employees worldwide as of June 30, 2014, and fiscal year 2014 net sales of $5.6 billion. Clorox sells its products primarily through mass retail outlets, e-commerce channels, distributors, and medical supply providers. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Kingsford® charcoal, Pine-Sol® cleaners, Liquid-Plumr®, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Hidden Valley® and KC Masterpiece® dressings and sauces, Brita® water-filtration products and Burt’s Bees® natural personal care products. The Company also markets brands for professional services, including Clorox Healthcare® and Dispatch® infection control products for the healthcare industry. The Company manufactures products in more than a dozen countries and markets them in more than 100 countries. More than 80% of the Company’s brands hold the No. 1 or No. 2 market share positions in their categories. The Company manufactures products in more than a dozen countries and markets them in more than 100 countries. The Company was founded in Oakland, Calif., in 1913 and is incorporated in Delaware.

The Company’s strategy is focused on creating stockholder value by investing in new and existing sales channels and countries with profitable growth potential and attractive categories. In particular the Company continues to reshape its portfolio toward businesses aligned with consumer megatrends in the areas of health and wellness, sustainability, consumer fragmentation and affordability/value.

In fiscal year 2014, the Company introduced its 2020 Strategy, its strategic growth plan, which focuses on long-term, profitable growth and strong stockholder returns through the year 2020. These long-term financial goals include annual net sales growth of 3-5%, market share growth, annual EBIT margin growth between 25-50 basis points and annual free cash flow as a percentage of net sales of about 10-12%. The Company faced a difficult environment in fiscal year 2014, including unfavorable foreign exchange rates, soft categories in U.S. retail and increased competitive activity. To address these challenges the Company introduced line extensions, new products and product improvements, including Clorox® Smart Seek™ bleach, which brightens white areas of mostly white striped or patterned clothes; Clorox® disinfecting wipes for glass and tub and shower, which expand the use of wipes into new areas of the home; Liquid-Plumr® hair clog eliminator; Clorox® Fraganzia™ scented bleach, which offers fresh new scents combined with splash-less technology; and Burt’s Bees® facial towelettes and lip crayons. In addition, the Company continued to expand its professional products business through product innovation and partnerships, including finalizing a partnership to offer ultraviolet technology for professional healthcare surface disinfection. Internationally, the Company focused on the expansion of its Burt’s Bees® brand, which continued its strong growth, and expanded its adjacent countries in various locations, including the Middle East and North Africa. In fiscal year 2014, the Company repurchased approximately three million shares of its common stock for $260 million, returned $368 million in dividends to stockholders and announced a 4% increase in its quarterly dividend payable in August 2014.

Finally, the Company continued its commitment to corporate responsibility by maintaining strong, transparent governance practices and continuing to reduce its greenhouse gas emissions, water and energy use and waste to landfills. The Company was also recognized as one of the most responsible companies by Corporate Responsibility magazine and one of the greenest companies in the 2014 Newsweek Green Rankings. In fiscal year 2014, The Clorox Company Foundation awarded approximately $4 million in cash grants, and the Company made product donations valued at approximately $9 million and contributed another $1 million to deserving nonprofits through cause marketing programs for social and charitable causes.

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

  Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, Aplicare®, HealthLink® and Clorox Healthcare® brands.
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

Three of the Company’s product lines have accounted for 10% or more of consolidated net sales during each of the past three fiscal years. In fiscal years 2014, 2013 and 2012, sales of liquid bleach represented approximately 13%, 14% and 14% of the Company’s consolidated net sales, respectively, approximately 26%, 26% and 26% of net sales in the Cleaning segment, respectively, and approximately 27%, 28% and 27% of net sales in the International segment, respectively. Sales of trash bags represented approximately 13% of the Company’s consolidated net sales in each of the fiscal years 2014, 2013 and 2012, approximately 36%, 37% and 35% of net sales in the Household segment, respectively, and approximately 8%, 10% and 10% of net sales in the International segment, respectively. Sales of charcoal represented approximately 11%, 10% and 11% of the Company’s consolidated net sales and approximately 34%, 32% and 35% of net sales in the Household segment in fiscal years 2014, 2013 and 2012, respectively.

Information about the results of each of the Company’s reportable segments for the last three fiscal years and total assets as of the end of the last three fiscal years, reconciled to the consolidated results, is set forth below. For additional information, refer to the information set forth under the caption “Segment Results from Continuing Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 7 of Exhibit 99.1 hereto.

(Dollars in millions)	Fiscal Year	Cleaning	Household	Lifestyle	International	Corporate	Total Company
Net sales	2014	$1,776	$1,709	$936	$1,170	$-	$5,591
	2013	1,783	1,693	929	1,218	-	5,623
	2012	1,692	1,676	901	1,199	-	5,468

Earnings (losses) from continuing
operations before income taxes	2014	428	326	258	76	(227)	861
	2013	420	336	259	96	(258)	853
	2012	381	298	265	119	(272)	791

Total assets	2014	887	745	869	1,190	567	4,258
	2013	905	799	878	1,202	527	4,311
	2012	942	818	887	1,219	489	4,355

Principal Markets and Methods of Distribution

In the United States, most of the Company’s products are nationally advertised and sold to mass merchandisers, warehouse clubs, and dollar, military and other types of retail stores primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. The Company sells institutional, janitorial, and food-service versions of many of its products through distributors, and sells healthcare products through a direct sales force and medical supply providers. Outside the United States, the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners. Additionally, the Company sells many of its products through online retailers and sells its Burt’s Bees® natural personal care products directly to consumers online.

Financial Information About Foreign and Domestic Operations

For detailed financial information about the Company’s foreign and domestic operations, including net sales and property, plant and equipment, net, by geographic area, see Note 19 – Segment Reporting of the Notes to Consolidated Financial Statements beginning on page 61 of Exhibit 99.1 hereto.

Sources and Availability of Raw Materials

The Company purchases raw materials from numerous unaffiliated domestic and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, diesel, sodium hypochlorite, corrugate and agricultural commodities. Sufficient raw materials were available during fiscal year 2014 but costs for many materials continued to increase amid volatility and inflation in some key geographic and commodity markets, which the Company expects to continue in fiscal year 2015. The Company generally utilizes supply and forward-purchase contracts to help ensure availability and help manage the volatility of the pricing of raw materials needed in its operations. However, the Company is nonetheless highly exposed over the short term to changes in the prices of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 of Exhibit 99.1 hereto and “Risk Factors – Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services could harm the Company’s profits” in Item 1.A herein.

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

Seasonality

Most sales of the Company’s charcoal products occur in the first six months of each calendar year. A moderate seasonality trend also occurs in the net sales of the Company’s Burt’s Bees® natural personal care products, with slightly more than half of the annual net sales occurring during the months of October through March. Short-term borrowings may be used to fund inventories of those products in the off season.

Customers

Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26% of consolidated net sales for each of the fiscal years ended 2014, 2013 and 2012 and occurred in each of the Company’s reportable segments. No other customers accounted for more than 10% of consolidated net sales in any of these fiscal years. During fiscal years 2014, 2013 and 2012, the Company’s five largest customers accounted for 45%, 45% and 44% of its net sales, respectively, and its ten largest customers accounted for 55% of its net sales for each of the three fiscal years.

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

Research and Development

The Company conducts research and development primarily at its facility located in Pleasanton, Calif., which the Company has leased since 2011. The Pleasanton facility consists of approximately 357,000 square feet of leased space, utilizing state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. In addition to the leased facility in Pleasanton, Calif., the Company conducts research and development activities in Meriden, Ct.; Kennesaw, Ga.; Willowbrook, Il.; Midland, Mi.; Durham, NC; Cincinnati, Oh.; and Buenos Aires, Argentina.

The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop commercially viable consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $125 million, $130 million and $121 million in fiscal years 2014, 2013 and 2012, respectively, on direct research activities relating to the development of new products and/or the maintenance and improvement of existing products. In addition, the Company also obtains technologies from third parties for use in its products. Royalties relating to such technologies are reflected in the Company’s cost of sales. For further information regarding the Company’s research and development costs, see “Research and development costs” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 5 of Exhibit 99.1 hereto.

Environmental Matters

For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liabilities” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.

Number of Persons Employed

As of June 30, 2014, the Company employed approximately 8,200 people.

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

The Company is subject to risks related to its international operations.

In fiscal year 2014, approximately 20% of the Company’s net sales were generated in international markets. The Company faces and will continue to face substantial risks associated with having foreign operations, including:

  challenges in Venezuela, where the Company’s business and cash flows have been and continue to be adversely impacted by governmental restrictions such as currency exchange, price and margin controls, as well as other difficult operating conditions;
  challenges in Argentina, where the devaluation of the Argentine peso has negatively affected the Company’s net sales and net earnings;
  economic or political instability, particularly in Venezuela and Argentina;
  price controls and related government actions, particularly in Venezuela and Argentina;
  foreign currency fluctuations, currency controls and inflation, which may adversely affect the Company’s ability to do business in certain markets and reduce the U.S. dollar value of revenues, profits or cash flows it receives from non-U.S. markets;
  difficulty in obtaining non-local currency (e.g., U.S. dollars) to pay for the raw materials needed to manufacture the Company’s products and contract-manufactured products, particularly in Venezuela and Argentina;
  restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations, particularly in Venezuela and Argentina;
  the imposition of tariffs, trade restrictions, import and export laws or other government actions generating a negative impact on the Company’s business;
  the possibility of nationalization, expropriation of assets or other similar government actions, particularly in Venezuela and Argentina;
  difficulties in hiring and retaining qualified local employees;
  civil unrest, work stoppages and labor disputes;
  difficulties in obtaining or unavailability of raw materials;
  increased credit risk of local customers, suppliers and distributors;
  difficulties in enforcing intellectual property and contractual rights; and
  challenges relating to enforcement of or compliance with laws.

Many of the risks described above are particularly acute in Venezuela. The operating environment in Venezuela is challenging, with high inflation, political instability, governmental restrictions in the form of currency exchange, price and margin controls and the possibility of government actions such as further devaluations, business occupations and intervention or expropriation of assets. For nearly three years, more than two thirds of the Company’s products in Venezuela have been subject to price controls despite significant double-digit inflation. In addition, the foreign exchange controls in Venezuela limit the Venezuela business’s ability to remit dividends and pay intercompany balances. For further information regarding Venezuela, see “Venezuela” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 9 of Exhibit 99.1 hereto.

Argentina also presents a difficult operating environment, including price controls on some of the Company’s products, a devaluing currency and inflation. In addition, in July 2014, the Argentine government defaulted on debt payment agreements. For further information regarding Argentina, see “Argentina” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 11 of Exhibit 99.1 hereto.

More broadly, the risks described above could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. For example, lower prices resulting from price controls could continue to adversely affect the Company’s margins, profitability and cash flow, and make it difficult for the Company to offset other risks, such as high inflation. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

In addition, the Company is exposed to foreign currency exchange rate risk with respect to its sales, profits and cash flow driven by movements of the U.S. dollar relative to other currencies. Although the Company uses instruments to hedge certain foreign currency risks, these hedges only offset a small portion of the Company’s exposure to foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign exchange rates.

Inflation is another risk associated with the Company’s international operations. For example, Venezuela has been designated, for financial reporting purposes, as a highly inflationary economy, and Argentina could in the future be designated as such. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of subsidiaries operating in highly inflationary economies are recorded in net earnings. Other countries in which the Company operates may also become highly inflationary or such countries’ currencies may be devalued, or both, which may negatively impact the Company’s operations.

The Company faces intense competition in its markets, which could lead to reduced net sales, profitability and cash flow.

The Company faces intense competition from consumer product companies both in the United States and in its international markets. Most of the Company’s products compete with other widely advertised brands within each product category. The Company also faces competition from retailers, including club stores, dollar stores and mass merchandisers, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. During times of economic uncertainty, consumers tend to purchase more private label or other economy brands. Increased purchases of private label products could reduce sales volumes of the Company’s higher-margin products or there could be a shift in product mix to lower-margin offerings.

The Company’s products generally compete on the basis of product performance, brand recognition, price, value or other benefits to consumers. Advertising, promotion, merchandising and packaging also have significant impacts on consumer purchasing decisions, and the Company is increasingly using digital media marketing and promotional programs to reach consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements to maintain its relative market position. If the Company’s advertising, marketing and promotional programs, including its use of digital media to reach consumers, are not effective or adequate, the Company’s sales and volume may be negatively impacted.

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

Unfavorable worldwide, regional and local economic conditions and financial market volatility may negatively impact the Company and consumers of its products, which would negatively affect the Company’s financial performance and liquidity.

Although the Company continues to devote significant resources to support its brands, unfavorable economic conditions may continue to negatively affect consumer demand for the Company’s products. Consumers may also be sensitive to economic uncertainty or unfavorable economic conditions and reduce discretionary spending, which may lead to reduced sales volumes or cause a shift in the Company’s product mix from higher-margin to lower-margin products. Consumers may increase purchases of lower-priced or non-branded products and the Company’s competitors may increase levels of promotional activity for lower-priced products as they seek to maintain sales volumes during uncertain economic times, which may negatively impact the Company’s sales and volume.

Global markets continued to experience significant disruptions during fiscal year 2014, and continuing volatility, particularly in Venezuela and Argentina, could continue to harm the Company’s business. Although the Company currently generates significant cash flows from ongoing operations overall and has access to global credit markets through its financing activities and existing credit facilities to meet its current needs, if the current credit conditions were to significantly worsen, the Company might not be able to access credit markets on favorable terms when needed, which could adversely affect the Company’s liquidity and capital resources. Financial market volatility and unfavorable economic conditions may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. If customers’ financial conditions are severely affected, customers may reduce their purchases of the Company’s products or the Company may not be able to collect accounts receivable, each of which could have a material adverse impact on the Company’s results.

Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services could harm the Company’s profits and cash flow.

Volatility and increases in the costs of raw materials, including resin, sodium hypochlorite, linerboard, soybean oil, solvent, corrugate and other chemicals and agricultural commodities, or increases in the cost of energy, transportation, labor and other necessary supplies or services may harm the Company’s profits and operating results. The Company anticipates continued commodity and other cost increases in fiscal year 2015. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in the cost of commodities, and commodity costs decline, the Company may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases, which could adversely affect its financial condition and results of operations. For further information regarding the impact of changes in commodity costs, see “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 of Exhibit 99.1 hereto.

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

A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2014, approximately 80% of the Company’s net sales were generated in U.S. markets. U.S. markets for cleaning products are generally characterized by high household penetration. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that grow its product categories and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives. Even when the Company is successful in increasing sales within particular product categories, a continuing or accelerating decline in the overall markets for its products can have a negative impact on the Company’s financial results.

In addition, changes to the mix of products the Company sells, as well as the mix of countries in which its products are sold, can adversely impact the Company’s operating expenses, the amount of revenue and the timing of revenue recognition, which could cause its profitability and cash flow to suffer. The Company’s financial outlook assumes a certain volume and product mix of sales, and if actual results vary from this projected volume and product mix of sales, the Company’s operations and results could be negatively affected.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26% of consolidated net sales for each of the fiscal years ended 2014, 2013 and 2012, and occurred in each of the Company’s reportable segments. No other customers accounted for more than 10% of consolidated net sales in any of these fiscal years. During fiscal years 2014, 2013 and 2012, the Company’s five largest customers accounted for 45%, 45% and 44% of its net sales, respectively, and its ten largest customers accounted for 55% of its net sales for each of the three fiscal years. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to “private label” or competitors’ products, may harm the Company’s sales and reduce the ability of the Company to bring new innovative and improved products to consumers.

In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases from the Company, causing the Company’s sales and profits to decline. Furthermore, unfavorable market conditions or competitive pressures may cause the Company’s customers to reevaluate the number and mix of brands they sell, resulting in lower purchases of the Company’s products by these customers.

The Company continues to see retailer consolidation both in the United States and internationally. This trend has resulted in the increased size and influence of large consolidated retailers, who may change their business strategies, demand lower pricing or special packaging or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, a shift in focus away from branded products toward private label or other aspects of the customer-supplier relationship. Such consolidated companies could also exert additional competitive pressure on other customers of the Company, which could in turn negatively impact the Company’s sales. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease due to customer inventory reductions or otherwise, the Company’s business, financial condition and results of operations may be harmed.

Government regulations could impose material costs.

Generally, the manufacture, packaging, labeling, storage, distribution and advertising of the Company’s products and the conduct of its business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the United States, many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission, and the Company’s product claims and advertising are regulated by the Federal Trade Commission, among other regulatory agencies. Most states have agencies that regulate in parallel to these federal agencies. The Company’s international operations are also subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. There is also a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, the Company could be subject to inquiries or investigations by governmental and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with the law, including the Foreign Corrupt Practices Act, could expose the Company to significant fines, penalties or other sanctions that may harm the business and reputation of the Company.

It is expected that federal, state and foreign governments will continue to introduce new and expanded legislation affecting the Company’s operations. For example, the Company is subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards, and new and increased regulation in other areas, such as with respect to “conflict minerals.” Such regulation could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs. In addition, pending legislative initiatives and adopted legislation in the areas of healthcare reform and other areas, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act and legislation in the area of taxation of domestic and foreign profits, executive compensation and corporate governance, could also increase the Company’s costs. These risks may be increased by the Company’s acquisitions of HealthLink and Aplicare, Inc., which manufacture products subject to additional regulations.

If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. As the Company expands its natural personal care and healthcare businesses such as through Burt’s Bees®, HealthLink®, Aplicare®, Caltech Industries and Clorox® CareConcepts™, an increasing number of its products have and will become subject to regulations and laws relating to drugs and medical devices. In order to comply with these laws and regulations, the Company may be required to make changes to product formulation, labeling or marketing claims, perform additional testing to substantiate its product claims, make costly changes in its manufacturing processes or supply chain or stop selling certain products until corrective actions have been taken.

Reliance on a limited base of suppliers may result in disruptions to the Company’s business.

The Company relies on a limited number of suppliers for certain commodities and raw material inputs, including sole-source and single-source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. New suppliers may have to be qualified under governmental, industry and Company standards, which can require additional investment and time. If the Company is unable to qualify any needed new suppliers or maintain supplier arrangements and relationships, if it is unable to contract with suppliers at the quantity, quality and price levels needed for its business or if any of the Company’s key suppliers becomes insolvent, experiences financial distress or environmental, economic or other outside factors impact its operations, the Company could experience disruptions in production and its financial results and relationships with customers could be adversely affected.

Profitability and cash flow could suffer if the Company is unable to successfully implement its strategies, generate anticipated cost savings and efficiencies or efficiently manage supply chain and manufacturing processes.

The Company continues to implement plans to improve its competitive position by setting aggressive annual cost savings targets, and it expects ongoing cost savings from its continuous improvement activities. The Company anticipates these continuing cost savings will result from reducing material costs and manufacturing inefficiencies and realizing productivity gains, distribution efficiencies and overhead reductions. If the Company cannot successfully implement its cost savings plans or the cost of making these changes increases, the Company may not realize all anticipated benefits, which could adversely affect its financial results. In addition, the Company establishes long-term strategies, such as the 2020 Strategy, which includes financial goals such as annual net sales growth of 3-5%, market share growth, annual EBIT margin growth between 25-50 basis points and annual free cash flow as a percentage of net sales of about 10-12%. The Company also continues to seek to penetrate new markets and introduce new products and product improvements. These goals and strategies may not be implemented or may fail to achieve desired results. In addition, the Company expects to continue to restructure its operations as necessary to improve operational efficiency, including occasionally closing facilities or plants. Gaining additional efficiencies may become increasingly difficult over time, there may be one-time costs relating to facility closures or other restructurings and anticipated cost savings and the Company’s strategies may not be implemented or may fail to achieve desired results. If the Company is unable to implement its strategies or if its strategies do not achieve the intended effects, if it does not realize cost savings and other efficiencies or if it is unable to efficiently manage its supply chain and manufacturing processes, the Company’s financial results could suffer. These plans and strategies could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s financial results.

Product liability, commercial claims or other legal proceedings could adversely affect the Company’s sales and operating results, including cash flow.

The Company has in the past paid, and may be required in the future to pay, for losses or injuries purportedly caused by its products. Such claims may be based on allegations that, among other things, the Company’s products contain contaminants or provide inadequate instructions or warnings regarding their use, or damage property or persons. Product liability claims could result in negative publicity that could harm the Company’s reputation, sales and operating results. In addition, if any of the Company’s products is found to be defective, the Company may recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims may be subject to a retention, exceed the amount of insurance coverage or be excluded under the terms of the policies.

In addition, the Company is, and may in the future become, a party to litigation and other disputes, including advertising disputes with competitors, consumer class actions, labor claims, securities litigation and litigation in foreign jurisdictions. In general, claims made by or against the Company in litigation, disputes or other proceedings can be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect its business or financial results or condition. It is not possible to predict the final resolution of the litigation, disputes or proceedings with which the Company currently is or may in the future become involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material. See “Contingencies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 and Note 11 – Other Contingencies and Guarantees of the Notes to Consolidated Financial Statements beginning on page 46 of Exhibit 99.1 hereto for additional information related to these matters, including litigation related to its discontinued operations in Brazil.

The Company may not successfully develop and introduce new products and line extensions or successfully expand into adjacent categories and countries, which could adversely impact its financial results.

The Company’s future performance and growth depends on its innovation and ability to successfully develop or license and introduce new products, brands, line extensions and product improvements or enter into or expand into adjacent product categories, sales channels or countries. The Company cannot be certain that it will successfully achieve its innovation goals. The development and introduction of new products require substantial and effective research, development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and the Company’s profits could be adversely affected. In addition, if sales generated by new products cause a decline in sales of the Company’s existing products, the Company’s financial results could be materially adversely affected.

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

Acquired companies or operations or newly created ventures may not be profitable or may not achieve sales levels and profitability and cash flow that justify the investments. Future acquisitions or ventures could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, including litigation, an increase in expenses related to certain assets and increased operating expenses, all of which could adversely affect the Company’s results of operations and financial condition. Future acquisitions of foreign companies or new foreign ventures would increase, among other things, the Company’s exposure to foreign exchange rate risks, local regulations and potential liabilities relating to the Foreign Corrupt Practices Act. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record impairment charges related to goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results.

The Company may also divest certain assets, businesses or brands that do not meet the Company’s strategic objectives or growth targets. With respect to any divestiture, the Company may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability and cash flow subsequent to any divestiture. The Company may also be required to recognize impairment charges as a result of a divesture.

Any potential future acquisitions, new ventures or divestitures may divert the attention of management and resources from matters that are core or critical to the business.

Cyber attacks, privacy breaches or a failure of key information technology systems could adversely impact the Company’s ability to conduct business.

The Company relies extensively on information technology systems, many of which are managed by third-party service providers, in order to conduct its business. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers and other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements and other processes involved in managing the business. The Company has made significant progress with its implementation of enterprise-wide upgrades to its hardware, software and operating systems, including its enterprise system in Latin America, which replaced legacy systems and is expected to streamline operations and enable future growth. However, legacy systems remain in countries where the Company conducts business outside of the United States and Latin America. If the Company’s existing and/or future technology systems, third-party service providers and processes do not adequately support the future growth of the Company’s business, the Company’s business may be adversely impacted.

Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users or system failures, including Internet outages. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in its ability to manage or conduct business, which may adversely impact the Company’s business. Furthermore, the Company sells its Burt’s Bees® and güd® natural personal care products and Kingsford® lifestyle products directly to consumers online and offers customer loyalty and other programs through which it may receive personal information, and it could experience cyber attacks or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. If the Company suffers a loss as a result of a breach or other breakdown in its technology system or such a breach or other breakdown results in unauthorized disclosure of business, personal or stakeholder information, the Company may suffer reputational, competitive and/or business harm and may be exposed to legal liability, which may adversely affect the Company’s results of operations and/or financial condition. In addition, if the Company’s service providers, suppliers or customers experience such a breach or unauthorized disclosure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders, which would adversely affect the Company’s operations.

Loss of, or inability to attract, key personnel could adversely impact the Company’s business.

The Company’s success depends, in part, on its ability to retain its key personnel, including its executive officers and senior management team. The unexpected loss of one or more of the Company’s key employees could disrupt its business. The Company’s success also depends, in part, on its continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense, especially in the San Francisco Bay Area, where the Company’s headquarters and largest research facility are located. As the Company expands into new categories or markets, including more regulated businesses, it will also require personnel with relevant training and experience in such categories or markets. The Company may not be able to attract, assimilate or retain qualified personnel in the future, and its failure to do so could adversely affect its business.

Harm to the Company’s reputation or the reputation of one or more of its leading brands could have an adverse effect on the business.

Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve the Company’s reputation and the reputation of its brands. These programs include ethics and compliance, sustainability and product safety and quality initiatives. Despite these efforts, negative publicity about the Company, including product safety or similar concerns, whether real or perceived, could occur, and the Company’s products could face withdrawal, recall or other quality issues. The Company also licenses certain of its brands to third parties, which creates additional exposure for those brands to product safety, quality and other concerns. Negative publicity, posts or comments about the Company or its brands could also be widely disseminated through the use of social media. Such events, if they were to occur, could harm the Company’s image and adversely affect its business, as well as require resources to rebuild the Company’s reputation.

Environmental matters create potential liabilities.

The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, handling and disposal of solid and hazardous wastes, remediation of contamination associated with the use and disposal of hazardous substances and climate change. The Company has incurred, and will continue to incur, significant expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations, and such expenditures reduce the cash flow available to the Company for other purposes.

The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its current and former facilities. In addition, some of its present and former facilities have or had been in operation for many years and, over that time, some of those facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom the Company has sent waste, may be identified and become the subject of remediation. The Company could also become subject to additional environmental liabilities in the future that could result in a material adverse effect on its results of operations or financial condition.

The Company had a recorded liability of $14 million and $13 million as of June 30, 2014 and 2013, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability as of both June 30, 2014 and 2013. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time. See “Contingencies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 and Note 11 – Other Contingencies and Guarantees of the Notes to Consolidated Financial Statements beginning on page 46 of Exhibit 99.1 hereto for additional information related to these liabilities.

The Company also handles and/or transports hazardous substances, including but not limited to chlorine, at some of its international plant sites. A release of such chemicals, whether in transit or at the Company’s facilities, due to accident or an intentional act could result in substantial liability and business disruptions.

The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations at facilities of the Company, its suppliers, service providers and retail customers are subject to disruption for a variety of reasons, including work stoppages, demonstrations, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters. The Company’s corporate headquarters and primary research and development facility are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in harm to people or the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations. Any such disruption could have a material adverse impact on the Company’s business.

Failure to maximize, successfully assert or successfully defend the Company’s intellectual property rights could impact its competitiveness.

The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands, products and packaging for its products. The Company cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which the Company’s products are or may be sold may not protect intellectual property rights to the same extent as the laws of the United States. If other parties infringe the Company’s intellectual property rights, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure to perfect or successfully assert its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, operating results, and financial condition.

If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, its competitiveness could be negatively impacted.

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party ideas or technologies, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and the obligation to pay a substantial amount for past infringement. If holders are willing to permit the Company to continue to use such intellectual property rights, it could also be necessary to pay a substantial amount in the future for those rights. Either ceasing use or paying such amounts could cause the Company to become less competitive and could have a material adverse impact on the Company’s business, operating results and financial condition.

Even if the Company is not found to infringe a third party’s intellectual property rights, claims of infringement could adversely affect the Company’s business. For example, if the Company seeks proposals from multiple vendors for a new product or innovation and chooses to partner with a particular vendor, another vendor may claim the Company infringed its intellectual property rights by using information gathered from the vendor proposals. The Company could incur material legal costs and related expenses to defend against such claims.

The Company’s substantial indebtedness could adversely affect its operations and financial results and prevent the Company from fulfilling its obligations, and the Company may incur substantially more debt in the future, which could exacerbate these risks.

As of June 30, 2014, the Company had $2.3 billion of debt, including $575 million of senior unsecured notes that mature in fiscal year 2015. The Company’s substantial indebtedness could have important consequences. For example, it could:

  require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions and other general corporate purposes;
  limit the Company’s flexibility in planning for or reacting to general adverse economic conditions or changes in its business and the industries in which it operates;
  place the Company at a competitive disadvantage compared to its competitors that have less debt; and
  limit, along with the financial and other restrictive covenants in the Company’s debt documents, its ability to borrow additional funds.

Additionally, failure by the Company to comply with the financial and other restrictive covenants in its debt documents could result in an event of default that, if not cured or waived, could have a significant adverse effect on the Company. Further, certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of June 30, 2014, the Company and each of its counterparties had been assigned investment-grade ratings with both Standard & Poor’s and Moody’s. However, if the Company’s credit rating were to fall below investment grade, the counterparties to the derivative instruments in net liability positions could request full collateralization.

The Company may incur substantial additional indebtedness in the future to fund acquisitions, repurchase shares or fund other activities for general business purposes, subject to compliance with the Company’s existing restrictive debt covenants. As of June 30, 2014, the Company could add approximately $1.7 billion in incremental debt and remain in compliance with restrictive debt covenants, although the actual amount that the Company may be able to borrow in the future may not equal this amount. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to possible downgrades in the Company’s credit rating, economic conditions or otherwise.

The Company’s continued growth and expansion and reliance on third-party service providers could adversely affect its internal control over financial reporting, which could harm its business and financial results.

Clorox management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets will place significant additional pressure on the Company’s system of internal control over financial reporting. Moreover, the Company engages the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and on a timely basis, or to detect and prevent fraud.

The Company’s judgments regarding the accounting for tax positions and the resolution of tax disputes may impact the Company’s earnings and cash flow.

Significant judgment is required to determine the Company’s effective tax rate and evaluate its tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Company’s effective tax rate and the Company’s financial results. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate, which would have an adverse effect on the Company’s operating results. Any resolution of a tax issue may require the use of cash in the year of resolution. For additional information, refer to the information set forth in Note 17 – Income Taxes of the Notes to Consolidated Financial Statements beginning on page 53 of Exhibit 99.1 hereto.

The estimates and assumptions on which the Company’s financial statement projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s future cash flows and stock price.

The Company’s financial statement projections are dependent on certain estimates and assumptions related to, among other things, category growth, market share projections, foreign exchange rates, commodity prices, cost savings, accruals for estimated liabilities, including litigation reserves, goodwill, market share projections, measurement of benefit obligations for pension and other postretirement benefit plans and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its shares, make acquisitions, pay dividends and meet debt obligations. While the Company’s projections are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, the Company’s actual results may differ materially from its financial outlook. Any material variation between the Company’s projections and its actual results may adversely affect the Company’s stock price.

The Company may not continue to pay dividends or repurchase its stock.

Although the Company has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its shares subject to certain limitations under a share repurchase program, any determinations to continue to declare and pay cash dividends on its common stock or to repurchase its common stock will be based primarily upon the Company’s financial condition, results of operations and business requirements, the price of its common stock in the case of the repurchase program and the board of directors’ continuing determination that the repurchase program and the declaration and payment of dividends are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The Company’s ability to continue to declare and pay cash dividends will depend upon, among other things, its cash balances and future cash requirements, results of operations, financial condition and net earnings, all of which are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control. In the event the Company does not declare and pay a quarterly dividend or discontinues its share repurchases, the Company’s stock price could be adversely affected.

The Company’s business could be negatively impacted as a result of stockholder activism or an unsolicited takeover proposal or a proxy contest.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies, including the Company. During fiscal years 2012 and 2011, the Company was the target of an unsolicited takeover proposal from a stockholder activist, which resulted in significant costs to the Company. If such a proposal were to be made again, the Company would incur significant costs, which would have an adverse effect on the Company’s financial results. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees, and any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Production and Distribution Facilities

The Company owns or leases and operates 24 manufacturing facilities in North America and owns or leases and operates 15 manufacturing facilities outside North America. The Company also leases six regional distribution centers in North America and several other warehouse facilities. Management believes the Company’s production and distribution facilities, together with additional facilities owned or leased and operated by various unaffiliated finished-product suppliers and distribution center service providers that serve the Company, are adequate to support the business efficiently, and that the Company’s properties and equipment have generally been well maintained. The Company is continually performing a supply-chain efficiency analysis, which may lead to closures of domestic and international manufacturing facilities and the redistribution of production between its remaining facilities and contract manufacturers to optimize availability and capacity and to seek to reduce operating costs.

Offices and Research and Development Facilities

Since 2011, the Company has leased a facility located in Pleasanton, Calif., which houses the Company’s research and development group as well as other administrative and operational support personnel. The facility features state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. The Company leases office space in Oakland, Calif., for its corporate headquarters. The Company owns a research and development facility located at its plant in Buenos Aires, Argentina. The Company also conducts research and development activities and engineering research in leased facilities in Meriden, Ct.; Kennesaw, Ga.; Willowbrook, Il.; Midland, Mi.; Cincinnati, Oh.; and Durham, NC. Leased sales offices and other facilities are located at a number of other locations.

Encumbrances

None of the Company’s owned facilities are encumbered to secure debt owed by the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business in the United States and in international locations, including various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for or disclosed in the Company’s consolidated financial statements in Exhibit 99.1 hereto, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, year first elected and current titles of each of the executive officers of the Company as of July 31, 2014, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Donald R. Knauss	63	2006	Chairman of the Board and Chief Executive Officer
Stephen M. Robb	49	2011	Senior Vice President – Chief Financial Officer
Frank A. Tataseo	60	2004	Executive Vice President – Professional Products Division, Mergers & Acquisitions, Partnerships and IT
Benno Dorer	50	2009	Executive Vice President & Chief Operating Officer – Cleaning, International and Corporate Strategy
George Roeth	53	2009	Executive Vice President & Chief Operating Officer – Household and Lifestyle
Jacqueline P. Kane	62	2004	Senior Vice President – Human Resources & Corporate Affairs
Laura Stein	52	2005	Senior Vice President – General Counsel
Thomas P. Britanik	56	2009	Senior Vice President – Chief Marketing Officer
Wayne L. Delker	60	2009	Senior Vice President – Chief Innovation Officer
James Foster	51	2009	Senior Vice President – Chief Product Supply Officer
Nikolaos Vlahos	46	2013	Senior Vice President – Chief Customer Officer
Dawn Willoughby	45	2013	Senior Vice President – General Manager, Cleaning Division
Jon Balousek	45	2013	Senior Vice President – General Manager, Specialty Division
Michael J. Costello	47	2011	Senior Vice President – International

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

Nikolaos Vlahos was elected senior vice president – chief customer officer effective March 2013. From March 2011 to February 2013, he served as vice president – general manager, Burt’s Bees®. He served as vice president – general manager, Laundry, Brita® and Green Works®, from March 2009 to February 2011.

Dawn Willoughby was elected senior vice president – general manager, cleaning division effective January 2013. She served as vice president – general manager, Home Care, from October 2012 to January 2013, and vice president – general manager, Glad® Products from January 2010 to October 2012. From July 2006 through January 2010, she served as vice president – sales planning.

Jon Balousek was elected senior vice president – general manager, specialty division effective January 2013. He served as vice president – general manager, Litter, Food and Charcoal from October 2011 to December 2012, and vice president – Marketing, Cleaning Division from October 2008 to September 2011.

Michael J. Costello was elected senior vice president – international effective September 2013. He served as vice president – general manager, international, from March 2011 to August 2013. From July 2009 through March 2011, he served as vice president – general manager, Latin America and Europe, and vice president – general manager, Latin America from June 2008 to June 2009.

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

Holders

The number of record holders of the Company’s common stock as of July 31, 2014, was 11,669 based on information provided by the Company’s transfer agent.

Dividends

The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 21 – Unaudited Quarterly Data of the Notes to Consolidated Financial Statements, which appears on page 65 of Exhibit 99.1 hereto, incorporated herein by reference.

Equity Compensation Plan Information

See Part III, Item 12 hereof.

Issuer Purchases of Equity Securities

There were no purchases of the Company’s securities by the Company or any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2014.

On May 13, 2013, the Company’s board of directors approved a share repurchase program authorizing up to $750 million in share repurchases. As of June 30, 2014, all of the $750 million remained available for repurchases. Since 1999, the Company has had a share repurchase program the purpose of which is to offset the impact of stock dilution related to stock-based awards. On November 15, 2005, the board of directors approved the extension of the program, which has no specified cap. Neither of these programs has a specified termination date.

ITEM 6. SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary,” on page 66 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 1 through 24 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on pages 17 through 18 of Exhibit 99.1 hereto, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear on pages 28 through 65 of Exhibit 99.1 hereto, incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page 25 of Exhibit 99.1 hereto, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. See “Report of Independent Registered Public Accounting Firm,” which appears on page 27 of Exhibit 99.1 hereto.

Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9.B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.

The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer, among others. The Code of Conduct is located on the Company’s website at TheCloroxCompany.com under Corporate Responsibility/Performance/Corporate Governance or http://www.thecloroxcompany.com/corporate-responsibility/performance/corporate-governance. The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its Code of Conduct by posting such information on the Company’s website. The Company’s website also contains its corporate governance guidelines and the charters of its principal board committees.

Information regarding the Company’s directors, compliance with Section 16(a) of the Exchange Act and corporate governance set forth in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation, Management Development and Compensation Committee interlocks and insider participation and the report of the Management Development and Compensation Committee of the Company’s board of directors set forth in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, management and directors and securities authorized for issuance under equity compensation plans set forth in the Proxy Statement is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended June 30, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2014, 2013 and 2012.

Consolidated Balance Sheets as of June 30, 2014 and 2013.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2 hereto, incorporated herein by reference.

(b)	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-07151	3(iii)	February 14, 2000
3.2	Bylaws (amended and restated).	8-K	001-07151	3.1	November 20, 2009
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Exchange and Registration Agreement, dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015.	8-K	001-07151	4.2	December 3, 2004
4.3	Form of Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-146472	4.1	October 3, 2007
4.4	Form of Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	POSASR	333-146472	4.4	November 4, 2009
4.5	Form of Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	November 5, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.6	Form of Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	November 16, 2011
4.7	Form of Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 11, 2012
10.1*	1993 Directors’ Stock Option Plan, dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004.	10-Q	001-07151	10-2	November 4, 2004
10.2*	Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004.	10-Q	001-07151	10-3	November 4, 2004
10.3*	The Clorox Company Independent Directors’ Stock-Based Compensation Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003.	10-K	001-07151	10(xiv)	September 26, 2002
10.4*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.5*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.6*	The Clorox Company 1996 Stock Incentive Plan, adopted as of November 28, 2001, and amended and restated as of September 15, 2004.	10-Q	001-07151	10-4	November 4, 2004
10.7*	Form of Non-Qualified Stock Option Award Agreement under the Company’s 1996 Stock Incentive Plan, amended and restated as of September 15, 2004.	10-Q	001-07151	10-5	November 4, 2004
10.8*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.
10.9*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.10*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2011.	10-K	001-07151	10.11	August 23, 2013
10.11*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2012.	10-K	001-07151	10.12	August 23, 2013
10.12*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2013.
10.13*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.13	August 23, 2013
10.14*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.16*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.17*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.18*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.19*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.20*	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan for the Benefit of Donald R. Knauss, effective as of October 2, 2006.	10-Q	001-07151	10.19	February 5, 2009
10.21*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.22*	Employment Agreement between The Clorox Company and Donald R. Knauss, dated May 28, 2010.	8-K	001-07151	10.1	May 28, 2010
10.23*	Amended and Restated Change in Control Agreement between The Clorox Company and Donald R. Knauss, dated as of November 15, 2011.	8-K	001-07151	10.1	November 15, 2011
10.24*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.25*	Form of Severance Plan for Clorox Executive Committee Members, effective as of May 19, 2010.	10-K	001-07151	10.25	August 26, 2010
10.26*	The Clorox Company Executive Change in Control Severance Plan, effective as of December 17, 2010.	10-Q	001-07151	10.26	February 7, 2011
10.27*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.29	Credit Agreement, dated as of May 4, 2012 among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A. and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent.	8-K	001-07151	10.1	May 9, 2012
10.30(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-Q/A	001-07151	10	April 26, 2005
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.
99.2	Valuation and Qualifying Accounts and Reserves.
99.3	Reconciliation of Economic Profit.
101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2014 are formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 25, 2014	By:	/s/ D. R. Knauss
D. R. Knauss
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Boggan, Jr.	Director	August 25, 2014
D. Boggan, Jr.
/s/ R. H. Carmona	Director	August 25, 2014
R. H. Carmona
/s/ T. M. Friedman	Director	August 25, 2014
T. M. Friedman
/s/ G. J. Harad	Director	August 25, 2014
G. J. Harad
/s/ D. R. Knauss	Chairman and Chief Executive Officer	August 25, 2014
D. R. Knauss	(Principal Executive Officer)
/s/ E. Lee	Director	August 25, 2014
E. Lee
/s/ R. W. Matschullat	Director	August 25, 2014
R. W. Matschullat
/s/ J. Noddle	Director	August 25, 2014
J. Noddle
/s/ R. M. Rebolledo	Director	August 25, 2014
R. M. Rebolledo
/s/ P. Thomas-Graham	Director	August 25, 2014
P. Thomas-Graham
/s/ C. M. Ticknor	Director	August 25, 2014
C. M. Ticknor
/s/ S. M. Robb	Senior Vice President — Chief Financial Officer	August 25, 2014
S. M. Robb	(Principal Financial Officer)
/s/ T. Johnson	Vice President — Global Business Services and Chief Accounting Officer	August 25, 2014
T. Johnson	(Principal Accounting Officer)

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-07151	3(iii)	February 14, 2000
3.2	Bylaws (amended and restated).	8-K	001-07151	3.1	November 20, 2009
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Exchange and Registration Agreement, dated December 3, 2004, relating to the Company’s Floating Rate Notes due 2007, 4.20% Senior Notes due 2010 and 5.00% Notes due 2015.	8-K	001-07151	4.2	December 3, 2004
4.3	Form of Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-146472	4.1	October 3, 2007
4.4	Form of Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	POSASR	333-146472	4.4	November 4, 2009
4.5	Form of Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	November 5, 2009
4.6	Form of Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	November 16, 2011
4.7	Form of Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 11, 2012
10.1*	1993 Directors’ Stock Option Plan, dated November 17, 1993, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 17, 1993, and amended and restated on September 15, 2004.	10-Q	001-07151	10-2	November 4, 2004
10.2*	Form of Option Award under the 1993 Directors’ Stock Option Plan as amended and restated as of September 15, 2004.	10-Q	001-07151	10-3	November 4, 2004
10.3*	The Clorox Company Independent Directors’ Stock-Based Compensation Plan, which was adopted by the stockholders at the Company’s annual meeting of stockholders on November 19, 2003.	10-K	001-07151	10(xiv)	September 26, 2002
10.4*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.5*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.6*	The Clorox Company 1996 Stock Incentive Plan, adopted as of November 28, 2001, and amended and restated as of September 15, 2004.	10-Q	001-07151	10-4	November 4, 2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.7*	Form of Non-Qualified Stock Option Award Agreement under the Company’s 1996 Stock Incentive Plan, amended and restated as of September 15, 2004.	10-Q	001-07151	10-5	November 4, 2004
10.8*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.
10.9*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.10*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2011.	10-K	001-07151	10.11	August 23, 2013
10.11*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2012.	10-K	001-07151	10.12	August 23, 2013
10.12*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2013.
10.13*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.13	August 23, 2013
10.14*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.
10.15*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.16*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.17*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.18*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.19*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.20*	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan for the Benefit of Donald R. Knauss, effective as of October 2, 2006.	10-Q	001-07151	10.19	February 5, 2009
10.21*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.22*	Employment Agreement between The Clorox Company and Donald R. Knauss, dated May 28, 2010.	8-K	001-07151	10.1	May 28, 2010
10.23*	Amended and Restated Change in Control Agreement between The Clorox Company and Donald R. Knauss, dated as of November 15, 2011.	8-K	001-07151	10.1	November 15, 2011
10.24*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.25*	Form of Severance Plan for Clorox Executive Committee Members, effective as of May 19, 2010.	10-K	001-07151	10.25	August 26, 2010
10.26*	The Clorox Company Executive Change in Control Severance Plan, effective as of December 17, 2010.	10-Q	001-07151	10.26	February 7, 2011
10.27*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.29	Credit Agreement, dated as of May 4, 2012 among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A. and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent.	8-K	001-07151	10.1	May 9, 2012
10.30(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-Q/A	001-07151	10	April 26, 2005
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.
99.2	Valuation and Qualifying Accounts and Reserves.
99.3	Reconciliation of Economic Profit.
101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2014 are formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.