Form 10-Q
period 2014-09-30
CLOROX CO /DE/
filed 2014-11-03
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

As of October 30, 2014, there were 129,401,844 shares outstanding of the registrant’s common stock ($1.00 – par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	9/30/2014	9/30/2013
Net sales	$1,352	$1,343
Cost of products sold	774	759
Gross profit	578	584

Selling and administrative expenses	180	194
Advertising costs	121	120
Research and development costs	30	31
Interest expense	26	26
Other expense, net	3	2
Earnings from continuing operations before income taxes	218	211
Income taxes on continuing operations	73	72
Earnings from continuing operations	145	139
Losses from discontinued operations, net of tax	(55)	(3)
Net earnings	$90	$136

Net earnings (losses) per share
Basic
Continuing operations	$1.12	$1.07
Discontinued operations	(0.42)	(0.03)
Basic net earnings per share	$0.70	$1.04

Diluted
Continuing operations	$1.10	$1.05
Discontinued operations	(0.42)	(0.02)
Diluted net earnings per share	$0.68	$1.03

Weighted average shares outstanding (in thousands)
Basic	129,312	130,074
Diluted	131,369	132,237

Dividend declared per share	$0.74	$0.71

Comprehensive income	$91	$135

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	9/30/2014	6/30/2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$355	$329
Receivables, net	455	546
Inventories, net	397	386
Other current assets	144	134
Total current assets	1,351	1,395
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,790 and $1,776, respectively	947	977
Goodwill	1,087	1,101
Trademarks, net	539	547
Other intangible assets, net	60	64
Other assets	166	174
Total assets	$4,150	$4,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$53	$143
Current maturities of long-term debt	575	575
Accounts payable	385	440
Accrued liabilities	478	472
Income taxes payable	42	8
Total current liabilities	1,533	1,638
Long-term debt	1,596	1,595
Other liabilities	762	768
Deferred income taxes	90	103
Total liabilities	3,981	4,104

Commitments and contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at both September 30, 2014 and June 30, 2014; and 129,367,643 and 128,796,228
shares outstanding at September 30, 2014 and June 30, 2014, respectively	159	159
Additional paid-in capital	702	709
Retained earnings	1,731	1,739
Treasury shares, at cost: 29,373,818 and 29,945,233 shares
at September 30, 2014 and June 30, 2014, respectively	(2,007)	(2,036)
Accumulated other comprehensive net loss	(416)	(417)
Stockholders’ equity	169	154
Total liabilities and stockholders’ equity	$4,150	$4,258

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2014	9/30/2013
Operating activities:
Net earnings	$90	$136
Deduct: Losses from discontinued operations, net of tax	(55)	(3)
Earnings from continuing operations	145	139
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	43	43
Share-based compensation	5	10
Deferred income taxes	(4)	-
Other	(9)	11
Changes in:
Receivables, net	87	88
Inventories, net	(26)	(44)
Other current assets	1	(7)
Accounts payable and accrued liabilities	(44)	(74)
Income taxes payable	36	18
Net cash provided by continuing operations	234	184
Net cash provided by (used for) discontinued operations	9	(6)
Net cash provided by operations	243	178

Investing activities:
Capital expenditures	(29)	(27)
Other	2	-
Net cash used for investing activities	(27)	(27)

Financing activities:
Notes and loans payable, net	(90)	84
Treasury stock purchased	(8)	(130)
Cash dividends paid	(95)	(93)
Issuance of common stock for employee stock plans and other	9	11
Net cash used for financing activities	(184)	(128)
Effect of exchange rate changes on cash and cash equivalents	(6)	1
Net increase in cash and cash equivalents	26	24
Cash and cash equivalents:
Beginning of period	329	299
End of period	$355	$323

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2014 and 2013, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015, or for any other future period.

Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela) discontinued its operations. Consequently, for the three months ended September 30, 2014 and 2013, Clorox Venezuela is reflected as a discontinued operation in the Company’s financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2014, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which establishes a single, comprehensive revenue recognition model for all contracts with customers and will supersede most current revenue recognition guidance. It requires entities to recognize revenue and to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of these requirements on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 205)”, which will change the criteria for reporting discontinued operations. The amendments will also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments are effective for the Company for new disposals (or classifications as held for sale) of components of the Company, should they occur, beginning in the first quarter of fiscal year 2016. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported. The Company will adopt this ASU beginning in the first quarter of fiscal year 2016, as required. The Company does not expect the adoption of the new standard to materially impact its reporting of Clorox Venezuela.

NOTE 2. DISCONTINUED OPERATIONS
On September 22, 2014, Clorox Venezuela announced that it was discontinuing its operations, effective immediately, and seeking to sell its assets. Since fiscal year 2012, Clorox Venezuela was required to sell more than two thirds of its products at prices frozen by the Venezuelan government. During this same period, Clorox Venezuela experienced successive years of hyperinflation resulting in significant sustained increases in its input costs, including packaging, raw materials, transportation and wages. As a result, Clorox Venezuela had been selling its products at a loss, resulting in ongoing operating losses. Clorox Venezuela repeatedly met with government authorities in an effort to help them understand the rapidly declining state of the business, including the need for immediate, significant and ongoing price increases and other critical remedial actions to address these adverse impacts. Based on the Venezuelan government’s representations, Clorox Venezuela had expected significant price increases would be forthcoming much earlier; however, the price increases subsequently approved were insufficient and would have caused Clorox Venezuela to continue operating at a significant loss into the foreseeable future. As such, Clorox Venezuela was no longer financially viable and was forced to discontinue its operations.
On September 26, 2014, the Company reported that Venezuelan Vice President Jorge Arreaza announced, with endorsement by President Nicolás Maduro, that the Venezuelan government had occupied the Santa Lucía and Guacara production facilities of Clorox Venezuela. Clorox Venezuela and its parent, Clorox Spain S.L., reserved their rights under all applicable laws and treaties.
With this exit, the historical and future financial results of Clorox Venezuela are and will be reflected as discontinued operations in the Company’s consolidated financial statements. The results of Clorox Venezuela have historically been part of the International reportable segment. The following table provides summary net sales for Clorox Venezuela and a breakdown of losses from discontinued operations for the periods indicated:
	Three Months Ended
	9/30/2014	9/30/2013
Net sales for Clorox Venezuela	$11	$23

Operating losses from Clorox Venezuela	(6)	(5)
Exit and other costs related to Clorox Venezuela	(73)	-
Losses from other discontinued operations	-	(1)
Losses from discontinued operations before income taxes	(79)	(6)
Income tax benefit	24	3
Losses from discontinued operations, net of tax	$(55)	$(3)
Summary of Operating Losses, Asset Charges and Other Costs
The following provides a breakdown of amounts included in losses from discontinued operations for the period indicated:
Three Months Ended
9/30/2014
Operating losses from Clorox Venezuela	$(6)

Asset charges:
Inventories, net	(11)
Property, plant and equipment, net	(16)
Trademark and other intangible assets	(6)
Other assets	(4)
Other exit and business termination costs:
Severance	(3)
Recognition of deferred foreign currency translation loss	(30)
Other	(3)
Losses from discontinued operations before income taxes	$(79)
Income tax benefit	24
Losses from discontinued operations, net of tax	$(55)

NOTE 2. DISCONTINUED OPERATIONS (Continued)

Clorox Venezuela successfully undertook an effort to collect nearly all remaining trade receivable balances. Inventory, fixed assets, intangible assets and other assets, including value-added tax receivables, were written down in accordance with the Company’s assessment of their net realizable value reflecting the considerable uncertainty caused by the Venezuelan government’s occupation of production facilities.

Prior to Clorox Venezuela being consolidated under the rules governing the preparation of financial statements in a highly inflationary economy, cumulative translation gains (losses) were included as a component of accumulated other comprehensive net loss. The charge of $30 to discontinued operations for the three months ended September 30, 2014, represents the recognition of these losses as a result of Clorox Venezuela discontinuing its operations effective September 22, 2014.

Goodwill related to Clorox Venezuela was previously aggregated and assessed for impairment at the Latin America reporting unit level, which is a component of the Company's International segment. Based on the results of the annual impairment test performed in the fourth quarter of fiscal year 2014, the fair value of the Latin America reporting unit exceeded its recorded value by more than 40%. After Clorox Venezuela discontinued its operations, the Company reviewed the relative fair value of its components of the Latin America reporting unit and concluded no goodwill should be allocated to the Clorox Venezuela component. The Company also determined that there were no indicators of impairment within the remaining Latin America reporting unit.

Major Classes of Remaining Assets and Liabilities

The following is a summary of the remaining assets and liabilities of Clorox Venezuela as of:

	9/30/2014	6/30/2014
Cash and cash equivalents	$-	$5
Receivables, net	-	21
Inventories, net	-	11
Other current assets	1	2
Property, plant and equipment, net	-	16
Trademarks and other intangible assets, net	-	6
Other assets	-	9
Accounts payable and accrued liabilities	(3)	(11)
Net (liability) asset position	$(2)	$59

Financial Reporting: Hyperinflation and the Selection of Exchange Rates

Due to a sustained inflationary environment, the financial statements of Clorox Venezuela are consolidated under the rules governing the preparation of financial statements in a highly inflationary economy. As such, Clorox Venezuela’s non-U.S. dollar (non-USD) monetary assets and liabilities are remeasured into U.S. dollars (USD) each reporting period with the resulting gains and losses now reflected in discontinued operations.

For the three months ended September 30, 2013, the Company recorded the results of its business operations and remeasured the non-USD denominated monetary assets and liabilities of Clorox Venezuela using the CENCOEX (previously referred to as CADIVI) rate of 6.3 bolivares fuertes (VEF) per USD . Beginning March 1, 2014, the Company utilized the SICAD I rate for financial reporting. At September 30, 2014 the Company used the SICAD II rate for financial reporting.

In connection with Clorox Venezuela’s announced exit from the country, Clorox Venezuela’s parent, Clorox Spain S.L., infused cash through SICAD II to settle obligations, including those resulting from the decision to exit. As a result, the Company now believes the SICAD II rate is the most appropriate rate for financial reporting purposes and as such, is utilizing this rate, which was 49.7 VEF per USD as of September 30, 2014.

NOTE 3. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	9/30/2014	6/30/2014
Finished goods	$324	$312
Raw materials and packaging	105	108
Work in process	3	2
LIFO allowances	(35)	(36)
Total	$397	$386

NOTE 4. OTHER ASSETS

Investments in Low-Income Housing Partnerships

The Company owns, directly or indirectly, limited partnership interests in low-income housing partnerships, which are accounted for using the equity method of accounting. The Company’s investment balance as of September 30, 2014 and June 30, 2014 was $2 and $4, respectively. These partnerships are considered to be variable interest entities; however, the Company does not consolidate them because it does not have the power to direct the partnerships’ activities that significantly impact their economic performance. The purpose of the partnerships is to develop and operate low-income housing rental properties. The general partners, who typically hold 1% of the partnership interests, are third parties unrelated to the Company and its affiliates, and are responsible for controlling and managing the business and financial operations of the partnerships. As a limited partner, the Company is not responsible for any of the liabilities and obligations of the partnerships nor do the partnerships or their creditors have any recourse to the Company other than for the capital requirements. All available tax benefits from low-income housing tax credits provided by the partnerships were claimed as of fiscal year 2012. The risk that previously claimed low-income housing tax credits might be recaptured or otherwise retroactively invalidated is considered remote.

NOTE 5. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	9/30/2014	6/30/2014
Venture agreement net terminal obligation	$291	$290
Employee benefit obligations	281	289
Taxes	75	76
Other	115	113
Total	$762	$768

NOTE 6. NET EARNINGS PER SHARE (EPS)

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2014	9/30/2013
Basic	129,312	130,074
Dilutive effect of stock options and other	2,057	2,163
Diluted	131,369	132,237

During the three months ended September 30, 2014 and 2013, the Company excluded stock options to purchase approximately zero and 1.8 million shares, respectively, of the Company’s common stock in the calculations of diluted net EPS because their exercise prices were greater than the average market price, making them anti-dilutive.

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of September 30, 2014, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

NOTE 6. NET EARNINGS PER SHARE (EPS) (Continued)

During the three months ended September 30, 2014 and 2013, the Company repurchased approximately 0.1 million and 1.6 million shares, respectively, under its Evergreen Program, for an aggregate amount of $8 and $130, respectively. The Company did not repurchase any shares under the open-market purchase program during the three months ended September 30, 2014 and 2013.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income was as follows for the periods indicated:

	Three Months Ended
	9/30/2014	9/30/2013
Earnings from continuing operations	$145	$139
Losses from discontinued operations, net of tax	(55)	(3)
Net earnings	90	136
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	4
Net unrealized losses on derivatives	(2)	(1)
Pension and postretirement benefit adjustments	2	(4)
Total other comprehensive income (loss), net of tax	1	(1)
Comprehensive income	$91	$135

Foreign currency translation adjustments are presented in the table above net of decreases in deferred tax liabilities of $3 and increases in deferred tax liabilities of $2 for the three months ended September 30, 2014 and 2013, respectively.

Net unrealized losses on derivatives are presented in the table above net of decreases in deferred tax liabilities of $2 and $1 for the three months ended September 30, 2014 and 2013, respectively.

Pension and postretirement benefit adjustments are presented in the table above net of decreases in deferred tax liabilities of $0 and $2 for the three months ended September 30, 2014 and 2013, respectively.

Changes in accumulated other comprehensive net losses by component were as follows:

	Foreign currency translation adjustments	Net unrealized losses on derivatives	Pension and postretirement benefit adjustments	Total
Balance as of June 30, 2014, net of tax	$(246)	$(39)	$(132)	$(417)
Other comprehensive income (loss) before reclassifications	(29)	(4)	-	(33)
Amounts reclassified from accumulated other comprehensive net losses:
Recognition of deferred foreign currency translation loss	30	-	-	30
Other	-	2	2	4
Net other comprehensive income (loss)	1	(2)	2	1
Balance as of September 30, 2014, net of tax	$(245)	$(41)	$(130)	$(416)

NOTE 8. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 33.7% and 34.2% for the three months ended September 30, 2014 and 2013, respectively. The lower tax rate for the current period was primarily due to higher benefits from favorable tax settlements.

The balance of unrecognized tax benefits as of both September 30, 2014 and June 30, 2014, included potential benefits of $58 which, if recognized, would affect the effective tax rate on earnings from continuing operations. It is reasonably possible that up to $30 of other unrecognized tax benefits may be recognized in the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total balance of accrued interest and penalties related to uncertain tax positions was $11 as of both September 30, 2014 and June 30, 2014. Interest and penalties included in income tax expense resulted in net expense of $0 and $1 for the three months ended September 30, 2014 and 2013, respectively.

The Company files income tax returns in U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2010. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 9. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2014	9/30/2013
Service cost	$-	$1
Interest cost	6	6
Expected return on plan assets	(5)	(6)
Amortization of unrecognized items	3	3
Total	$4	$4

The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three months ended September 30, 2014 and 2013, respectively.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $13 and $14 as of September 30, 2014 and June 30, 2014, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both September 30, 2014 and June 30, 2014. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES (Continued)

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit, which was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus), relates to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami, Florida, filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit. The value of the judgment against the Company, including interest and foreign exchange fluctuations as of September 30, 2014, was approximately $36.

Among other defenses, because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Based on the unfavorable appellate court decision, however, the Company believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, and that the estimated range of such loss in this matter is from $0 to $30. The Company continues to believe that its defenses are meritorious, and has appealed the decision to the highest courts of Brazil. In December 2013, in the first stage of the appellate process, the appellate court declined to admit the Company’s appeals to the highest courts. The Company then appealed directly to the highest courts and in May 2014, the Supreme Court of Justice agreed to consider the Company’s appeal. Expenses related to this litigation have been, and any potential additional loss would be, reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

In a separate action filed in 2004 by Petroplus, in January 2013, a lower Brazilian court nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company appealed this decision, and the lower court decision was overturned by the appellate court in April 2014. Petroplus has appealed this decision to Brazil’s highest court.

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

The Company had not recorded any liabilities on the aforementioned guarantees as of September 30, 2014.

As of September 30, 2014, the Company was a party to letters of credit of $11, primarily related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 11. SEGMENT RESULTS

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. As a result of Clorox Venezuela being reported as discontinued operations, the results of Clorox Venezuela are no longer included in the International reportable segment (Note 2 – Discontinued Operations).

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

  International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

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

	Net sales		Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Three Months Ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Cleaning	$470	$479	$124	$131
Household	392	372	52	52
Lifestyle	216	218	56	53
International	274	274	26	31
Corporate	-	-	(40)	(56)
Total	$1,352	$1,343	$218	$211

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for both the three months ended September 30, 2014 and 2013, respectively.

NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

As of September 30, 2014 and June 30, 2014, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were all Level 2, and trust assets to fund certain of the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, interest rate and foreign currency risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

Commodity Price Risk Management

The Company may use commodity exchange traded futures and over-the-counter swap contracts to fix the price of a portion of its forecasted raw material requirements. Contract maturities, which are generally no longer than 2 years, are matched to the length of the raw material purchase contracts. Commodity purchase contracts are measured at fair value using market quotations obtained from commodity derivative dealers.

As of September 30, 2014, the notional amount of commodity derivatives was $71, of which $28 related to jet fuel and $43 related to soybean oil. As of June 30, 2014, the notional amount of commodity derivatives was $36, of which $19 related to jet fuel and $17 related to soybean oil.

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

As of both September 30, 2014 and June 30, 2014, the notional amount of interest rate forward contracts was $288. The interest rate forward contracts outstanding as of September 30, 2014, were related to the anticipated refinancing of senior notes maturing in January 2015.

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

The notional amount of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand to hedge forecasted purchases of inventory were $41, $21 and $4, respectively, as of September 30, 2014, and $54, $28 and $5, respectively, as of June 30, 2014.

Counterparty Risk Management

The Company utilizes a variety of financial institutions as counterparties for over-the counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the $23 and $17 of derivative instruments reflected in a liability position as of September 30, 2014 and June 30, 2014, respectively, $11 and $11, respectively, contained such terms. As of both September 30, 2014 and June 30, 2014, neither the Company nor any counterparty was required to post any collateral.

NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

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

As of both September 30, 2014 and June 30, 2014, the Company and each of its counterparties had been assigned investment grade ratings with both Standard & Poor’s and Moody’s.

Fair Value of Derivative Instruments

Derivatives

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as an accounting hedge and, if so, on the type of hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges. During the three months ended September 30, 2014 and 2013, the Company had no hedging instruments designated as fair value hedges.

Trust Assets

Beginning in December 2013, the Company has held mutual funds and cash equivalents as part of trusts related to certain of its nonqualified deferred compensation plans. The trusts represent variable interest entities for which the Company is considered the primary beneficiary, and therefore, trust assets are consolidated and included in other assets in the condensed consolidated balance sheets. The mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments. The participants in the deferred compensation plans may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts which hold the marketable securities.

The Company’s derivative instruments designated as hedging instruments and trust assets related to certain of the Company’s nonqualified deferred compensation plans were recorded at fair value in the consolidated balance sheets as follows:

	Balance sheet classification	9/30/2014		6/30/2014
		Level 1	Level 2	Level 1	Level 2
Assets
Foreign exchange derivative contracts	Other current assets	$-	$2	$-	$-
Commodity purchase derivative contracts	Other current assets	-	-	-	1
Trust assets for nonqualified deferred compensation plans	Other assets	33	-	31	-
		$33	$2	$31	$1

Liabilities
Commodity purchase derivative contracts	Accrued liabilities	$-	$5	$-	$1
Interest rate derivative contracts	Accrued liabilities	-	16	-	13
Foreign exchange derivative contracts	Accrued liabilities	-	-	-	3
Commodity purchase derivative contracts	Other liabilities	-	2	-	-
		$-	$23	$-	$17

NOTE 12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss in OCI as of September 30, 2014, expected to be reclassified into earnings within the next 12 months is $9. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended September 30, 2014 and 2013, respectively, hedge ineffectiveness was not significant. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated OCI until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments not designated as accounting hedges are recorded in other expense, net.

Changes in the value of the trust assets related to certain of the Company’s nonqualified deferred compensation plans were $2 for the three months ended September 30, 2014, primarily due to current quarter employees’ contributions to these plans.

The effects of derivative instruments designated as hedging instruments on OCI and the condensed consolidated statements of earnings and comprehensive income were as follows:

	Three Months Ended
	(Loss) gain recognized in OCI		(Loss) gain reclassified from OCI and recognized in earnings
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Commodity purchase derivative contracts	$(6)	$(2)	$-	$-
Interest rate contracts	(3)	-	(1)	(1)
Foreign exchange derivative contracts	4	-	(1)	1
Total	$(5)	$(2)	$(2)	$-

The gains and losses reclassified from OCI and recognized in earnings during the three months ended September 30, 2014 and 2013 for foreign exchange contracts were included in cost of products sold. The losses reclassified from OCI and recognized in earnings during the three months ended September 30, 2014 and 2013 for interest rate contracts were included in interest expense.

Other

The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximated their fair values as of September 30, 2014 and June 30, 2014, due to their short maturity and nature. The estimated fair value of long-term debt, including current maturities, was $2,252 and $2,265 as of September 30, 2014 and June 30, 2014, respectively. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as Level 2.

Revolving Credit Agreement

As of September 30, 2014, the Company had a $1,100 revolving credit agreement (the Agreement). On October 1, 2014, the Agreement was cancelled and replaced by a new $1,100 revolving credit agreement, which expires in October 2019. There were no borrowings under the agreement, and the Company believes that borrowings under the revolving credit agreement are and will continue to be available for general corporate purposes.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which was filed with the Securities and Exchange Commission (SEC) on August 25, 2014, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three months ended September 30, 2014 (the current period) to the three months ended September 30, 2013 (the prior period) using percentages and basis point changes calculated on a rounded basis.

Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela) discontinued its operations. Consequently, for the three months ended September 30, 2014 and 2013, Clorox Venezuela is reflected as a discontinued operation in the Company’s financial statements.

The following sections are included herein:

  Overview
  Results of Operations
  Financial Condition, Liquidity and Capital Resources
  Contingencies
  Off-Balance Sheet Arrangements
  Recently Issued Accounting Pronouncements

OVERVIEW

Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 7,700 employees worldwide. Clorox sells its products primarily through mass retail outlets, e-commerce channels, distributors and medical supply providers. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Kingsford® charcoal, Pine-Sol® cleaners, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Hidden Valley® and KC Masterpiece® dressings and sauces, Brita® water-filtration products and Burt’s Bees® natural personal care products. The Company also markets brands for professional services, including Clorox Healthcare® and Dispatch® infection control products for the healthcare industry. The Company manufactures products in more than a dozen countries and markets them in more than 100 countries.

The Company primarily markets its leading brands in midsized categories considered to be financially attractive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands.

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

  International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin® , Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	9/30/2014	9/30/2013	% Change	9/30/2014	9/30/2013
Diluted net earnings per share from continuing operations	$1.10	$1.05	5%
Net sales	1,352	1,343	1	100%	100%
Gross profit	578	584	(1)	42.8	43.5
Selling and administrative expenses	180	194	(7)	13.3	14.4
Advertising costs	121	120	1	8.9	8.9
Research and development costs	30	31	(3)	2.2	2.3

Diluted net earnings per share from continuing operations increased $0.05, or 5%, in the current period, primarily due to the benefits of strong cost savings, price increases and volume growth, as well as lower costs primarily due to a one-time benefit of $11, or $0.05 diluted earnings per share, related to changes in the Company’s long-term disability plan to bring it more in line with the marketplace. These increases were partially offset by higher manufacturing and logistics costs, continued investments in incremental demand-building initiatives and unfavorable foreign currency exchange rates.

Net sales and volume each increased by 1% in the current quarter. The increase in volume was primarily driven by higher shipments in the international division, primarily due to growth in Latin America, Europe and Asia; higher shipments of Kingsford® charcoal products, primarily due to strong promotional events related to the U.S. Labor Day holiday; and higher shipments of Burt’s Bees® natural personal care products, primarily driven by product innovation in lip and face care products. These increases were partially offset primarily by a distribution loss of Clorox® disinfecting wipes at a major club customer earlier this calendar year; and lower shipments of Clorox® liquid bleach, compared to 11% volume growth in the prior period due to the earlier introduction of its concentrated formula. Net sales growth was driven by the benefit of price increases (180 basis points) and higher volume (150 basis points), partially offset by unfavorable foreign currency exchange rates (190 basis points) and higher trade promotion spending (80 basis points).

Gross margin percentage, defined as gross profit as a percentage of net sales, decreased 70 basis points in the current quarter. The decrease in the current quarter was driven by 170 basis points from higher manufacturing and logistics costs with approximately half of the increase attributable to international markets, primarily Argentina, and the other half from the United States, 50 basis points from higher trade promotion spending and 40 basis points from higher commodity costs. These factors were partially offset by 120 basis points from strong cost savings and 90 basis points from the benefit of price increases.

Selling and administrative expenses decreased by 7% in the current period, primarily due to benefit of cost savings, a one-time benefit of $4 related to a change in the Company’s long-term disability plan to bring it more in line with the marketplace, foreign currency exchange rates and lower selling and administrative costs related to the change in information technology (IT) service providers as well as investments in systems and processes to support the long-term growth of the Burt’s Bees business in the prior period. These increases were partially offset by continued inflationary pressures in international markets, primarily Argentina.

Advertising costs, as a percentage of net sales, including U.S. retail, remained flat in the current period.

Research and development costs remained about flat in the current period reflecting the Company’s continued support of its new products and established brands with an emphasis on innovation.

Other expense, net, was $3 in the current period and $2 in the prior period. Other expense, net, in the current period included $4 of foreign currency exchange losses and $2 of amortization of trademarks and other intangible assets, partially offset by $3 of income from equity investees. Other expense, net, in the prior period included $2 of foreign currency exchange losses and $2 of amortization of trademarks and other intangible assets, partially offset by $3 of income from equity investees.

The effective tax rate on earnings from continuing operations was 33.7% and 34.2% for the current and prior periods, respectively. The lower tax rate for the current period was primarily due to higher benefits from favorable tax settlements.

DISCONTINUED OPERATIONS

On September 22, 2014, Clorox Venezuela announced that it was discontinuing its operations, effective immediately, and seeking to sell its assets. Since fiscal year 2012, Clorox Venezuela was required to sell more than two thirds of its products at prices frozen by the Venezuelan government. During this same period, Clorox Venezuela experienced successive years of hyperinflation resulting in significant sustained increases in its input costs, including packaging, raw materials, transportation and wages. As a result, Clorox Venezuela had been selling its products at a loss, resulting in ongoing operating losses. Clorox Venezuela repeatedly met with government authorities in an effort to help them understand the rapidly declining state of the business, including the need for immediate, significant and ongoing price increases and other critical remedial actions to address these adverse impacts. Based on the Venezuelan government’s representations, Clorox Venezuela had expected significant price increases would be forthcoming much earlier; however, the price increases subsequently approved were insufficient and would have caused Clorox Venezuela to continue operating at a significant loss into the foreseeable future. As such, Clorox Venezuela was no longer financially viable and was forced to discontinue its operations.

On September 26, 2014, the Company reported that Venezuelan Vice President Jorge Arreaza announced, with endorsement by President Nicolás Maduro, that the Venezuelan government had occupied the Santa Lucía and Guacara production facilities of Clorox Venezuela. Clorox Venezuela and its parent, Clorox Spain S.L., reserved their rights under all applicable laws and treaties.

With this exit, the historical and future financial results of Clorox Venezuela are and will be reflected as discontinued operations in the Company’s consolidated financial statements. The results of Clorox Venezuela have historically been part of the International reportable segment. The following table provides summary net sales for Clorox Venezuela and a breakdown of losses from discontinued operations for the periods indicated:

	Three Months Ended
	9/30/2014	9/30/2013
Net sales for Clorox Venezuela	$11	$23

Operating losses from Clorox Venezuela	(6)	(5)
Exit and other costs related to Clorox Venezuela	(73)	-
Losses from other discontinued operations	-	(1)
Losses from discontinued operations before income taxes	(79)	(6)
Income tax benefit	24	3
Losses from discontinued operations, net of tax	$(55)	$(3)

Summary of Operating Losses, Asset Charges and Other Costs

The following provides a breakdown of amounts included in losses from discontinued operations for the period indicated:

Three Months Ended
9/30/2014
Operating losses from Clorox Venezuela	$(6)

Asset charges:
Inventories, net	(11)
Property, plant and equipment, net	(16)
Trademark and other intangible assets	(6)
Other assets	(4)
Other exit and business termination costs:
Severance	(3)
Recognition of deferred foreign currency translation loss	(30)
Other	(3)
Losses from discontinued operations before income taxes	$(79)
Income tax benefit	24
Losses from discontinued operations, net of tax	$(55)

Clorox Venezuela successfully undertook an effort to collect nearly all remaining trade receivable balances. Inventory, fixed assets, intangible assets and other assets, including value-added tax receivables, were written down in accordance with the Company’s assessment of their net realizable value reflecting the considerable uncertainty caused by the Venezuelan government’s occupation of production facilities.

Prior to Clorox Venezuela being consolidated under the rules governing the preparation of financial statements in a highly inflationary economy, cumulative translation gains (losses) were included as a component of accumulated other comprehensive net loss. The charge of $30 to discontinued operations for the three months ended September 30, 2014, represents the recognition of these losses as a result of Clorox Venezuela discontinuing its operations effective September 22, 2014.

The Company believes it is reasonably possible that it will recognize $60 to $65 in after-tax exit costs and other related expenses in discontinued operations during fiscal year 2015, and $10 to $15 in fiscal years 2016 through 2018, for a total of $70 to $80 over the entire three year period. Of this total, the Company believes $5 to $10 will be after-tax cash expenditures. Further significant changes to the exchange rate used for financial reporting purposes, among many other external factors, could have a significant impact on the above estimated costs.

Goodwill related to Clorox Venezuela was previously aggregated and assessed for impairment at the Latin America reporting unit level, which is a component of the Company's International segment. Based on the results of the annual impairment test performed in the fourth quarter of fiscal year 2014, the fair value of the Latin America reporting unit exceeded its recorded value by more than 40%. After Clorox Venezuela discontinued its operations, the Company reviewed the relative fair value of its components of the Latin America reporting unit and concluded no goodwill should be allocated to the Clorox Venezuela component. The Company also determined that there were no indicators of impairment within the remaining Latin America reporting unit.

Major Classes of Remaining Assets and Liabilities

The following is a summary of the remaining assets and liabilities of Clorox Venezuela as of:

	9/30/2014	6/30/2014
Cash and cash equivalents	$-	$5
Receivables, net	-	21
Inventories, net	-	11
Other current assets	1	2
Property, plant and equipment, net	-	16
Trademarks and other intangible assets, net	-	6
Other assets	-	9
Accounts payable and accrued liabilities	(3)	(11)
Net (liability) asset position	$(2)	$59

Financial Reporting: Hyperinflation and the Selection of Exchange Rates

Due to a sustained inflationary environment, the financial statements of Clorox Venezuela are consolidated under the rules governing the preparation of financial statements in a highly inflationary economy. As such, Clorox Venezuela’s non-U.S. dollar (non-USD) monetary assets and liabilities are remeasured into U.S. dollars (USD) each reporting period with the resulting gains and losses now reflected in discontinued operations.

For the three months ended September 30, 2013, the Company recorded the results of its business operations and remeasured the non-USD denominated monetary assets and liabilities of Clorox Venezuela using the CENCOEX (previously referred to as CADIVI) rate of 6.3. Beginning March 1, 2014, the Company utilized the SICAD I rate for financial reporting. At September 30, 2014 the Company used the SICAD II rate for financial reporting.

In connection with Clorox Venezuela’s announced exit from the country, Clorox Venezuela’s parent, Clorox Spain S.L., infused cash through SICAD II to settle obligations, including those resulting from the decision to exit. As a result, the Company now believes the SICAD II rate is the most appropriate rate for financial reporting purposes and as such, is utilizing this rate, which was 49.7 VEF per USD as of September 30, 2014.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended
	9/30/2014	9/30/2013	% Change
Net sales	$470	$479	(2	) %
Earnings from continuing operations before income taxes	124	131	(5)

Volume, net sales, earnings from continuing operations before income taxes and volume decreased in the current period. Volume in the Cleaning segment decreased 1%, driven primarily by a distribution loss of Clorox® disinfecting wipes at a major club customer earlier this calendar year and lower shipments of Clorox® liquid bleach, compared to 11% volume growth in the prior period due to the earlier introduction of its concentrated formula. These decreases were partially offset by higher shipments of Clorox® toilet bowl cleaner due to strong merchandising activities. The variance between net sales and volume was primarily due to higher trade promotion spending (90 basis points) primarily on Clorox® disinfecting wipes. The decrease in earnings from continuing operations before income taxes was driven by $3 of incremental demand-building investments, $3 of increased commodity costs, primarily resin, and $3 of manufacturing and logistics costs. These decreases were partially offset by $7 of cost savings.

Household

	Three Months Ended
	9/30/2014	9/30/2013	% Change
Net sales	$392	$372	5%
Earnings from continuing operations before income taxes	52	52	-

Volume and net sales increased while earnings from continuing operations before income taxes were flat in the current period. Household segment volume growth was 4%, primarily driven by higher shipments of Kingsford® charcoal due to strong promotions for the U.S Labor Day holiday and Glad® Odor Shield® trash bags from incremental merchandising and distribution gains. These increases were partially offset by lower shipments of Glad® base trash bags due to a shift to premium trash bags. Net sales growth outpaced volume growth primarily due to the benefit of price increases (270 basis points) and favorable product mix (110 basis points), partially offset by higher trade promotion spending (230 basis points). Flat earnings from continuing operations before income taxes were primarily due to $20 of sales growth, $4 from the benefit of price increases and $4 of cost savings. These increases were offset by $11 of incremental demand-building investments, $7 of higher manufacturing and logistics costs and $5 of higher commodity costs, primarily resin.

Lifestyle

	Three Months Ended
	9/30/2014	9/30/2013	% Change
Net sales	$216	$218	(1	) %
Earnings from continuing operations before income taxes	56	53	6

Net sales decreased and earnings from continuing operations before income taxes increased, while volume was flat in the current period. Lifestyle segment volume growth was flat, driven by higher shipments of Burt’s Bees® natural personal care products, primarily due to product innovation in lip and face care products. These increases were offset by lower shipments of Hidden Valley® salad dressings and Brita® water-filtration products, primarily due to category softness. The increase in earnings from continuing operations before income taxes was driven by $3 of lower selling and administrative costs related to prior period investments in systems and processes to support the long-term growth of the Burt’s Bees business and $2 of lower commodity costs, primarily soybean oil. These increases were partially offset by $3 of higher manufacturing and logistics costs.

International

	Three Months Ended
	9/30/2014	9/30/2013	% Change
Net sales	$274	$274	-%
Earnings from continuing operations before income taxes	26	31	(16)

Net sales remained flat and earnings from continuing operations before income taxes decreased while volume increased in the current period. Volume increased 5% in the International segment driven by higher shipments primarily in Latin America, Europe and Asia. The variance between net sales and volume was primarily due to unfavorable foreign currency exchange rates (950 basis points), primarily Argentina, related to a significant currency devaluation earlier in the calendar year, partially offset by the benefit of price increases (460 basis points). The decrease in earnings from continuing operations before income taxes was primarily due to $10 of higher manufacturing and logistics costs, $9 of unfavorable foreign currency exchange rates and $8 of higher selling and administrative costs; all of these factors reflected the impact of inflationary pressures. These decreases were offset by $13 from the benefit of price increases and $5 of cost savings.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, property and equipment, other investments and deferred taxes.

	Three Months Ended
	9/30/2014	9/30/2013	% Change
Losses from continuing operations before income taxes	$40	$56	(29	) %

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current period was primarily due to a one-time benefit of $11 related to a change in the company’s long-term disability plan to bring it more in line with the marketplace and one-time IT service transition costs in the prior period, partially offset by current period foreign currency exchange losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of September 30, 2014. Net cash provided by continuing operations was $234 in the current period, compared with $184 in the prior period. Contributing factors to the year-over-year change include the favorable changes in working capital, primarily related to lower employee incentive compensation payments in the current period as well as the timing of tax payments.

Total current liabilities exceeded total current assets as of September 30, 2014, by $182, primarily attributable to $575 of current maturities of long-term debt as of September 30, 2014. The Company anticipates that the debt repayment will be made through a combination of debt refinancing and the use of operating cash flows.

Investing Activities

Capital expenditures were $29 in the current period, compared with $27 in the prior period. Capital spending as a percentage of net sales was 2% in both the current and prior period, respectively. The increase in capital expenditures was primarily due to continued capital spending for manufacturing efficiencies.

Financing Activities

Net cash used for financing activities was $184 in the current period, compared with $128 in the prior period. The change was primarily due to the application of increased free cash flow to pay down notes payable balances.

Share repurchases and dividends

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of September 30, 2014, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the current and prior periods, the Company repurchased approximately 0.1 million and 1.6 million shares, respectively, under its Evergreen Program, for an aggregate amount of $8 and $130, respectively. The Company did not repurchase any shares under the open-market purchase program during the current or prior periods.

During the current and prior periods, the Company paid dividends per share of $0.74 and $0.71, respectively, equivalent to $95 and $93, respectively.

Credit Arrangements

As of September 30, 2014, the Company had a $1,100 revolving credit agreement (the Agreement). On October 1, 2014, the Agreement was cancelled and replaced by a new $1,100 revolving credit agreement, which expires in October 2019. There were no borrowings under the agreement, and the Company believes that borrowings under the revolving credit agreement are and will continue to be available for general corporate purposes. The agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and intangible asset impairment (Consolidated EBITDA) for the trailing four quarters (Consolidated Leverage Ratio), as defined and described in the Company’s revolving credit agreement, of 3.50.

The following table sets forth the calculation of the Consolidated EBITDA ratio as of September 30, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

2014
Earnings from continuing operations	$585
Add back:
Interest expense	103
Income tax expense	306
Depreciation and amortization	177
Noncash intangible asset impairment charges	3
Deduct:
Interest income	3
Consolidated EBITDA	$1,171
Total debt	$2,224
Consolidated Leverage Ratio	1.90

The Company is in compliance with all restrictive covenants and limitations in the credit agreement as of September 30, 2014, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

The Company had $37 of foreign and other credit lines as of September 30, 2014; $4 was outstanding and the remainder of $33 was available for borrowing.

CONTINGENCIES

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $13 and $14 as of September 30, 2014 and June 30, 2014, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both September 30, 2014 and June 30, 2014. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit, which was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus), relates to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami, Florida, filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit. The value of the judgment against the Company, including interest and foreign exchange fluctuations as of September 30, 2014, was approximately $36.

Among other defenses, because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Based on the unfavorable appellate court decision, however, the Company believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, and that the estimated range of such loss in this matter is from $0 to $30. The Company continues to believe that its defenses are meritorious, and has appealed the decision to the highest courts of Brazil. In December 2013, in the first stage of the appellate process, the appellate court declined to admit the Company’s appeals to the highest courts. The Company then appealed directly to the highest courts and in May 2014, the Supreme Court of Justice agreed to consider the Company’s appeal. Expenses related to this litigation have been, and any potential additional loss would be, reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

In a separate action filed in 2004 by Petroplus, in January 2013, a lower Brazilian court nullified the Final ICC Arbitration Award. The Company believes this judgment is inconsistent with the Foreign Judgment and the U.S. Judgment and that it is without merit. The Company appealed this decision, and the lower court decision was overturned by the appellate court in April 2014. Petroplus has appealed this decision to Brazil’s highest court.

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

The Company had not recorded any liabilities on the aforementioned guarantees as of September 30, 2014.

As of September 30, 2014, the Company was a party to letters of credit of $11, primarily related to one of its insurance carriers, of which $0 had been drawn upon.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which establishes a single, comprehensive revenue recognition model for all contracts with customers, and will supersede most current revenue recognition guidance. It requires entities to recognize revenue and to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of these requirements on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 205)”, which will change the criteria for reporting discontinued operations. The amendments will also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments are effective for the Company for new disposals (or classifications as held for sale) of components of the Company, should they occur, beginning in the first quarter of fiscal year 2016. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported. The Company will adopt this ASU beginning in the first quarter of fiscal year 2016, as required. The company does not expect the adoption of the new standard to materially impact the Company’s reporting or disclosures for discontinued operations of Clorox Venezuela.

Cautionary Statement

This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to:

  risks related to international operations, including political instability, particularly in Venezuela; government-imposed price controls or other regulations; foreign currency exchange rate controls, including periodic changes in such controls, fluctuations and devaluations; labor unrest and inflationary pressures, particularly in Argentina and other challenging markets;
  risks related to nationalization, further expropriation of assets, and other government action in Venezuela, and the possibility of similar actions in other foreign jurisdictions, including Argentina;
  intense competition in the Company's markets;
  expectations or plans related to the announced changes in the Company’s leadership;
  worldwide, regional and local economic conditions and financial market volatility;
  volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities, and increases in energy, transportation or other costs;
  the ability of the Company to drive sales growth, increase price and market share, grow its product categories and achieve favorable product and geographic mix;
  dependence on key customers and risks related to customer consolidation and ordering patterns;
  costs resulting from government regulations;
  the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;
  supply disruptions and other risks inherent in reliance on a limited base of suppliers;
  the ability of the Company to implement and generate anticipated cost savings and efficiencies;
  the success of the Company's business strategies;
  the impact of product liability claims, labor claims and other legal proceedings, including in foreign jurisdictions and the Company's litigation related to its discontinued operations in Brazil;
  the ability of the Company to develop and introduce commercially successful products;
  risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges, including intangible assets and goodwill;
  risks related to reliance on information technology systems, including potential security breaches, cyber attacks or privacy breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;

  the Company's ability to attract and retain key personnel;
  the Company's ability to maintain its business reputation and the reputation of its brands;
  environmental matters, including costs associated with the remediation of past contamination and the handling and/or transportation of hazardous substances;
  the impact of natural disasters, terrorism and other events beyond the Company's control;
  the Company's ability to maximize, assert and defend its intellectual property rights;
  any infringement or claimed infringement by the Company of third-party intellectual property rights;
  the effect of the Company's indebtedness and credit rating on its operations and financial results;
  the Company's ability to maintain an effective system of internal controls;
  uncertainties relating to tax positions, tax disputes and changes in the Company's tax rate;
  the accuracy of the Company's estimates and assumptions on which its financial statement projections are based;
  the Company's ability to pay and declare dividends or repurchase its stock in the future; and
  the impacts of potential stockholder activism.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk since June 30, 2014. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2015.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to 31, 2014	-	$-	-	$750,000,000
August 1 to 31, 2014	92,430	$87.96	92,430	$750,000,000
September 1 to 30, 2014	-	$-	-	$750,000,000
Total	92,430	$87.96	92,430
____________________

(1)	All of the shares purchased in August 2014 were acquired pursuant to the Company’s program to offset the potential impact of share dilution related to stock-based awards.

(2)	On May 13, 2013, the Company’s board of directors approved a share repurchase program authorizing up to $750 million in share repurchases. As of September 30, 2014, all of the $750 million remained available for repurchases. Since 1999, the Company has had a share repurchase program the purpose of which is to offset the impact of stock dilution related to stock-based awards. On November 15, 2005, the board of directors approved the extension of the program, which has no specified cap. Neither of these programs has a specified termination date.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 3, 2014	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.