Form 10-Q
period 2014-12-31
CLOROX CO /DE/
filed 2015-02-05
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014.

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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of January 31, 2015, there were 131,177,785 shares outstanding of the registrant’s common stock ($1.00 – par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Net sales	$1,345	$1,308	$2,697	$2,651
Cost of products sold	773	753	1,547	1,512
Gross profit	572	555	1,150	1,139
Selling and administrative expenses	191	196	371	390
Advertising costs	127	122	248	242
Research and development costs	33	31	63	62
Interest expense	26	26	52	52
Other (income) expense, net	(2)	(4)	1	(2)
Earnings from continuing operations before income taxes	197	184	415	395
Income taxes on continuing operations	69	66	142	138
Earnings from continuing operations	128	118	273	257
Losses from discontinued operations, net of tax	(3)	(3)	(58)	(6)
Net earnings	$125	$115	$215	$251

Net earnings (losses) per share
Basic
Continuing operations	$0.98	$0.91	$2.10	$1.99
Discontinued operations	(0.02)	(0.02)	(0.44)	(0.06)
Basic net earnings per share	$0.96	$0.89	$1.66	$1.93

Diluted
Continuing operations	$0.97	$0.90	$2.07	$1.95
Discontinued operations	(0.02)	(0.03)	(0.44)	(0.05)
Diluted net earnings per share	$0.95	$0.87	$1.63	$1.90

Weighted average shares outstanding (in thousands)
Basic	130,555	129,836	129,933	129,955
Diluted	132,819	132,278	132,203	132,276

Dividends declared per share	$0.74	$0.71	$1.48	$1.42

Comprehensive income	$88	$96	$179	$231

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	12/31/2014	6/30/2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$819	$329
Receivables, net	473	546
Inventories	446	386
Other current assets	167	134
Total current assets	1,905	1,395
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,809 and $1,776, respectively	933	977
Goodwill	1,080	1,101
Trademarks, net	537	547
Other intangible assets, net	55	64
Other assets	164	174
Total assets	$4,674	$4,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$2	$143
Current maturities of long-term debt	875	575
Accounts payable	375	440
Accrued liabilities	492	472
Income taxes payable	-	8
Total current liabilities	1,744	1,638
Long-term debt	1,795	1,595
Other liabilities	773	768
Deferred income taxes	81	103
Total liabilities	4,393	4,104

Commitments and contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at both December 31, 2014 and June 30, 2014; and 130,968,651 and 128,796,228
shares outstanding at December 31, 2014 and June 30, 2014, respectively	159	159
Additional paid-in capital	726	709
Retained earnings	1,757	1,739
Treasury shares, at cost: 27,772,810 and 29,945,233 shares
at December 31, 2014 and June 30, 2014, respectively	(1,908)	(2,036)
Accumulated other comprehensive net loss	(453)	(417)
Total Stockholders’ equity	281	154
Total liabilities and stockholders’ equity	$4,674	$4,258

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2014	12/31/2013
Operating activities:
Net earnings	$215	$251
Deduct: Losses from discontinued operations, net of tax	(58)	(6)
Earnings from continuing operations	273	257
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	85	88
Share-based compensation	9	23
Deferred income taxes	(16)	(6)
Settlement of interest rate forward contracts	(25)	-
Other	5	5
Changes in:
Receivables, net	60	77
Inventories	(78)	(72)
Other current assets	(4)	(8)
Accounts payable and accrued liabilities	(19)	(77)
Income taxes payable	(23)	(65)
Net cash provided by continuing operations	267	222
Net cash provided by (used for) discontinued operations	10	(12)
Net cash provided by operations	277	210
Investing activities:
Capital expenditures	(60)	(63)
Other	3	1
Net cash used for investing activities	(57)	(62)
Financing activities:
Notes and loans payable, net	(141)	140
Long-term debt borrowings, net of issuance costs	496	-
Treasury stock purchased	(8)	(130)
Cash dividends paid	(191)	(184)
Issuance of common stock for employee stock plans and other	125	71
Net cash provided by (used for) financing activities	281	(103)
Effect of exchange rate changes on cash and cash equivalents	(11)	(3)
Net increase in cash and cash equivalents	490	42
Cash and cash equivalents:
Beginning of period	329	299
End of period	$819	$341

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2014 and 2013, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended December 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015, or for any other future period.

Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela), discontinued its operations. Consequently, for the three and six months ended December 31, 2014 and 2013, Clorox Venezuela is reflected as a discontinued operation in the Company’s financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s audited financial statements for the fiscal year ended June 30, 2014, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies, filed with the SEC in Exhibit 99.2 of the Company’s Current Report on Form 8-K on December 4, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces most existing U.S. GAAP revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers, including information about significant judgments and changes in judgments. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2018, with no early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 205)”, which will change the criteria for reporting discontinued operations. The amendments will also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments are effective for the Company for new disposals (or classifications as held for sale) of components of the Company, should they occur, beginning in the first quarter of fiscal year 2016. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported. The Company will adopt this ASU beginning in the first quarter of fiscal year 2016, as required. Adoption of the new standard will not impact the Company’s reporting or disclosures for discontinued operations of Clorox Venezuela.

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

On September 26, 2014, the Company reported that Venezuelan Vice President Jorge Arreaza announced, with endorsement by President Nicolás Maduro, that the Venezuelan government had occupied the Santa Lucía and Guacara production facilities of Clorox Venezuela. On November 6, 2014, the Company reported that the Venezuelan government had published a resolution granting a government-sponsored Special Administrative Board full authority to restart and operate the business formerly operated by Clorox Venezuela, thereby reaffirming the government’s expropriation of Clorox Venezuela’s assets. Further, President Nicolás Maduro announced the government’s intention to facilitate the resumed production of bleach and other cleaning products at Clorox Venezuela plants. He also announced his approval of a financial credit to invest in raw materials and production at the plants. These actions by the Venezuelan government were taken without the consent or involvement of Clorox Venezuela, its parent Clorox Spain S.L. (Clorox Spain) or any of their affiliates. Clorox Venezuela, Clorox Spain and their affiliates reserved their rights under all applicable laws and treaties.

With this exit, the financial results of Clorox Venezuela are reflected as discontinued operations in the Company’s consolidated financial statements. The results of Clorox Venezuela have historically been part of the International reportable segment. The following table provides summary net sales for Clorox Venezuela and a breakdown of losses from discontinued operations for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Net sales for Clorox Venezuela	$-	$22	$11	$43
Operating losses from Clorox Venezuela	-	(3)	(6)	(6)
Exit costs and other related expenses for Clorox Venezuela	(4)	-	(77)	-
Total losses from Clorox Venezuela before income taxes	(4)	(3)	(83)	(6)
Income tax benefit attributable to Clorox Venezuela	1	1	25	2
Total losses from Clorox Venezuela, net of tax	(3)	(2)	(58)	(4)
Losses from other discontinued operations, net of tax	-	(1)	-	(2)
Losses from discontinued operations, net of tax	$(3)	$(3)	$(58)	$(6)

NOTE 2. DISCONTINUED OPERATIONS (Continued)
Summary of Operating Losses, Asset Charges and Other Costs
The following provides a breakdown of amounts included in losses from discontinued operations for the periods indicated:
	Three Months Ended	Six Months Ended
	12/31/2014	12/31/2014
Operating losses from Clorox Venezuela	$-	$(6)
Asset charges:
Inventories	-	(11)
Property, plant and equipment, net	-	(16)
Trademark and other intangible assets	-	(6)
Other assets	-	(4)
Other exit and business termination costs:
Severance	-	(3)
Recognition of deferred foreign currency translation loss	-	(30)
Other	(4)	(7)
Total losses from Clorox Venezuela before income taxes	(4)	(83)
Income tax benefit attributable to Clorox Venezuela	1	25
Total losses from Clorox Venezuela, net of tax	(3)	(58)
Losses from other discontinued operations, net of tax	-	-
Losses from discontinued operations, net of tax	$(3)	$(58)

Prior to Clorox Venezuela being consolidated under the rules governing the preparation of financial statements in a highly inflationary economy, cumulative translation gains (losses) were included as a component of accumulated other comprehensive net loss. The charge of $30 to discontinued operations in September 2014 represents the recognition of these losses as a result of Clorox Venezuela discontinuing its operations effective September 22, 2014.
Goodwill related to Clorox Venezuela was previously aggregated and assessed for impairment at the Latin America reporting unit level, which is a component of the Company's International segment. Based on the results of the annual impairment test performed in the fourth quarter of fiscal year 2014, the fair value of the Latin America reporting unit exceeded its recorded value by more than 40%. In the first quarter of fiscal year 2015, after Clorox Venezuela discontinued its operations, the Company reviewed the relative fair value of its components of the Latin America reporting unit and concluded no goodwill should be allocated to the Clorox Venezuela component and that there were no indicators of impairment within the remaining Latin American reporting unit.
Major Classes of Remaining Assets and Liabilities
The following is a summary of the remaining assets and liabilities for the local books of Clorox Venezuela as of:
	12/31/2014	6/30/2014
Cash and cash equivalents	$-	$5
Receivables, net	-	4
Inventories	-	11
Other current assets	-	2
Property, plant and equipment, net	-	16
Trademarks and other intangible assets, net	-	6
Other assets	-	9
Accounts payable and accrued liabilities	(2)	(11)
Net (liability) asset position	$(2)	$42

In addition to the above, as of December 31, 2014 and June 30, 2014, the Company held $20 and $17, respectively, of tax asset balances related to Clorox Venezuela in the Corporate segment.

NOTE 2. DISCONTINUED OPERATIONS (Continued)
Financial Reporting: Hyperinflation and the Selection of Exchange Rates
Due to a sustained inflationary environment, the financial statements of Clorox Venezuela were consolidated under the rules governing the preparation of financial statements in a highly inflationary economy. As such, Clorox Venezuela’s non-U.S. dollar (non-USD) monetary assets and liabilities were remeasured into U.S. dollars (USD) each reporting period with the resulting gains and losses reflected in discontinued operations.
For all periods presented prior to March 1, 2014, the Company recorded the results of its business operations and remeasured the non-USD denominated monetary assets and liabilities of Clorox Venezuela using the CENCOEX (previously referred to as CADIVI) rate of 6.3 bolivares fuertes (VEF) per USD. Beginning March 1, 2014, the Company utilized the SICAD I rate for financial reporting. In connection with Clorox Venezuela’s announced exit from the country in September 2014, Clorox Venezuela’s parent, Clorox Spain, infused cash through SICAD II to settle obligations, including those resulting from the decision to exit. As a result, the Company believes the SICAD II rate is the most appropriate rate for financial reporting purposes and as such, began utilizing this rate in September 2014. At December 31, 2014, the SICAD II rate was 50 VEF per USD.
NOTE 3. INVENTORIES
Inventories consisted of the following as of:
	12/31/2014	6/30/2014
Finished goods	$369	$312
Raw materials and packaging	109	108
Work in process	3	2
LIFO allowances	(35)	(36)
Total	$446	$386

NOTE 4. OTHER ASSETS
Investments in Low-Income Housing Partnerships
The Company owns, directly or indirectly, limited partnership interests in low-income housing partnerships, which are accounted for using the equity method of accounting. The Company’s investment balance as of December 31, 2014 and June 30, 2014 was $1 and $4, respectively. These partnerships are considered to be variable interest entities; however, the Company does not consolidate them because it does not have the power to direct the partnerships’ activities that significantly impact their economic performance. The purpose of the partnerships is to develop and operate low-income housing rental properties. The general partners, who typically hold 1% of the partnership interests, are third parties unrelated to the Company and its affiliates, and are responsible for controlling and managing the business and financial operations of the partnerships. As a limited partner, the Company is not responsible for any of the liabilities and obligations of the partnerships nor do the partnerships or their creditors have any recourse to the Company other than for the capital requirements. All available tax benefits from low-income housing tax credits provided by the partnerships were claimed as of fiscal year 2012. The risk that previously claimed low-income housing tax credits might be recaptured or otherwise retroactively invalidated is considered remote.
NOTE 5. OTHER LIABILITIES
Other liabilities consisted of the following as of:
	12/31/2014	6/30/2014
Venture agreement net terminal obligation	$292	$290
Employee benefit obligations	286	289
Taxes	79	76
Other	116	113
Total	$773	$768

NOTE 6. DEBT

In December 2014, under a new shelf registration statement filed with the SEC that will expire in December 2017, the Company issued $500 of senior notes with an annual fixed interest rate of 3.50%. Interest on the notes is payable semi-annually in June and December and the notes have a maturity date of December 15, 2024. The notes carry an effective interest rate of 4.10%, which includes the impact from the settlement of interest rate forward contracts in December 2014 (Note 13 – Financial Instruments and Fair Value Measurements). The majority of the proceeds from the issuance was included in the cash balance of the Company’s Corporate segment at December 31, 2014, and in January 2015, these net proceeds were used to repay a portion of the Company’s $575 in senior notes with an annual fixed interest rate of 5.00%. The notes rank equally with all of the Company’s existing senior indebtedness.

NOTE 7. NET EARNINGS PER SHARE (EPS)

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Basic	130,555	129,836	129,933	129,955
Dilutive effect of stock options and other	2,264	2,442	2,270	2,321
Diluted	132,819	132,278	132,203	132,276

During the three and six months ended December 31, 2014, the number of stock options and restricted stock units that were considered antidilutive and excluded from the diluted net EPS calculation were 0.2 and 0.3 million shares, respectively. During the three and six months ended December 31, 2013, the Company included all stock options and restricted stock units in the calculations of diluted net EPS.

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of December 31, 2014, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the three and six months ended December 31, 2014, the Company repurchased zero shares and approximately 0.1 million shares, respectively, under its Evergreen Program, for an aggregate amount of $0 and $8, respectively. During the three and six months ended December 31, 2013, the Company repurchased zero shares and approximately 1.6 million shares, respectively, under its Evergreen Program, for an aggregate amount of $0 and $130, respectively.

The Company did not repurchase any shares under the open-market purchase program during the three and six months ended December 31, 2014 and 2013.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Earnings from continuing operations	$128	$118	$273	$257
Losses from discontinued operations, net of tax	(3)	(3)	(58)	(6)
Net earnings	125	115	215	251
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(19)	(23)	(19)	(19)
Net unrealized losses on derivatives	(19)	3	(20)	2
Pension and postretirement benefit adjustments	1	1	3	(3)
Total other comprehensive loss, net of tax	(37)	(19)	(36)	(20)
Comprehensive income	$88	$96	$179	$231

Foreign currency translation adjustments are presented in the table above net of decreases in deferred tax liabilities of $3 and $6 for the three and six months ended December 31, 2014, respectively, and net of increases in deferred tax liabilities of $2 and $4 for the three and six months ended December 31, 2013, respectively.

Net unrealized losses on derivatives are presented in the table above net of decreases in deferred tax assets of $3 and $1 for the three and six months ended December 31, 2014, respectively, and of $1 and $0 for the three and six months ended December 31, 2013, respectively.

Pension and postretirement benefit adjustments are presented in the table above net of increases in deferred tax liabilities of $0 for both the three and six months ended December 31, 2014, and net of increases in deferred tax liabilities of $1 and decreases in deferred tax liabilities of $2 for the three and six months ended December 31, 2013, respectively.

Changes in accumulated other comprehensive net losses by component were as follows:

	Foreign currency adjustments	Net unrealized losses on derivatives	Pension and postretirement benefit adjustments	Total
Balance as of June 30, 2014, net of tax	$(246)	$(39)	$(132)	$(417)
Other comprehensive (loss) income
before reclassifications	(49)	(23)	(1)	(73)
Amounts reclassified from accumulated other
comprehensive net losses:
Recognition of deferred foreign currency
translation loss	30	-	-	30
Other	-	3	4	7
Net other comprehensive (loss) income	(19)	(20)	3	(36)
Balance as of December 31, 2014, net of tax	$(265)	$(59)	$(129)	$(453)

Included in foreign currency adjustments as of June 30, 2014 were $16 of accumulated net of tax re-measurement losses on long term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the six months ended December 31, 2014, other comprehensive losses on these loans totaled $4 and there were no amounts reclassified from accumulated other comprehensive net losses.

NOTE 9. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 34.9% and 34.2% for the three and six months ended December 31, 2014, respectively, and 35.6% and 34.8% for the three and six months ended December 31, 2013, respectively. The lower tax rates in the current periods were primarily due to higher benefits from favorable tax settlements. The higher tax rates for the prior periods were primarily due to higher state tax accruals.

Included in the balance of unrecognized tax benefits as of December 31, 2014 and June 30, 2014, are potential benefits of $61 and $58, respectively, which if recognized, would affect net earnings. In the twelve months succeeding December 31, 2014, it is reasonably possible that up to $30 of the $61 unrecognized tax benefits may be recognized, primarily within fiscal year 2015.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total balance of accrued interest and penalties related to uncertain tax positions was $11 as of both December 31, 2014 and June 30, 2014. Interest and penalties included in income tax expense resulted in net expense of $0 for both the three and six months ended December 30, 2014, respectively, and net expense of $0 and $1 for the three and six months ended December 31, 2013, respectively.

The Company files income tax returns in U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2010. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 10. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Service cost	$1	$-	$1	$1
Interest cost	6	7	12	13
Expected return on plan assets	(5)	(7)	(10)	(13)
Amortization of unrecognized items	3	3	6	6
Total	$5	$3	$9	$7

The net periodic benefit cost for the Company’s retirement health care plans was a credit of $1 for both the three and six months ended December 31, 2014, and $0 for both the three and six months ended December 31, 2013.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $13 and $14 as of December 31, 2014 and June 30, 2014, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both December 31, 2014 and June 30, 2014. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit, which was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus), relates to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami, Florida, filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit. The value of the judgment against the Company, including interest and foreign exchange fluctuations as of December 31, 2014, was approximately $34.

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

The Company continues to believe that its defenses are meritorious, and has appealed the decision to the highest courts of Brazil. In December 2013, in the first stage of the appellate process, the appellate court declined to admit the Company’s appeals to the highest courts. The Company then appealed directly to the highest courts. While in May 2014 the Superior Court of Justice originally agreed to consider the Company’s appeal, in December 2014 the same court declined to admit the appeal based on procedural grounds. The Company is appealing that decision. It is possible that a final decision in this case could be issued as early as the third quarter of fiscal year 2015. Expenses related to this litigation have been, and any potential additional loss would be, reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

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

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES (Continued)

Glad and the Clorox Subsidiaries have also filed separate lawsuits against Petroplus alleging misuse of the STP trademark and related matters, which are currently pending before Brazilian courts, and have taken other legal actions against Petroplus, which are pending. Additionally, in November 2013, the Clorox Subsidiaries initiated a new ICC arbitration seeking damages against Petroplus.

The Company is subject to various other lawsuits, claims and loss contingencies relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on management’s analysis, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) that have terms that vary in duration and in the potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any material payments relating to its indemnifications, and believes that any reasonably possible payments would not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

The Company had not recorded any liabilities on the aforementioned guarantees as of December 31, 2014.

As of December 31, 2014, the Company was a party to letters of credit of $11, primarily related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 12. SEGMENT RESULTS

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. As a result of Clorox Venezuela being reported as discontinued operations, the results of Clorox Venezuela are no longer included in earnings from continuing operations of the International reportable segment (Note 2 – Discontinued Operations).

●	Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, Aplicare®, HealthLink® and Clorox Healthcare® brands.

●	Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

●	Lifestyle consists of food products, water-filtration systems and filters, and natural personal care products marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® brand.

●	International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

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

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Cleaning	$447	$432	$917	$911
Household	371	352	763	724
Lifestyle	246	237	462	455
International	281	287	555	561
Total	$1,345	$1,308	$2,697	$2,651

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Cleaning	$107	$101	$231	$232
Household	51	41	103	93
Lifestyle	73	69	129	122
International	24	33	50	64
Corporate	(58)	(60)	(98)	(116)
Total	$197	$184	$415	$395

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for each of the three and six months ended December 31, 2014 and 2013.

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets are required to be classified and disclosed in one of the following fair value hierarchies:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

As of December 31, 2014 and June 30, 2014, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were all Level 2, and trust assets to fund certain of the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, interest rate and foreign currency risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

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

As of December 31, 2014, the notional amount of commodity derivatives was $67, of which $35 related to jet fuel and $32 related to soybean oil. As of June 30, 2014, the notional amount of commodity derivatives was $36, of which $19 related to jet fuel and $17 related to soybean oil.

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

As of December 31, 2014 and June 30, 2014, the notional amounts of interest rate forward contracts were $0 and $288, respectively.

During the three months ended December 31, 2014, the Company paid $25 to settle interest rate forward contracts related to the December 2014 issuance of $500 in senior notes. The settlement payments were reflected as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014. The $25 loss is reflected in accumulated other comprehensive net loss on the Condensed Consolidated Balance Sheet as of December 31, 2014, and will be amortized into interest expense on the Condensed Consolidated Statement of Earnings and Comprehensive Income over the 10-year term of the notes.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand to hedge forecasted purchases of inventory were $28, $14 and $3, respectively, as of December 31, 2014, and $54, $28 and $5, respectively, as of June 30, 2014.

Counterparty Risk Management and Broker Margin Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the $15 and $17 of derivative instruments reflected in a liability position as of December 31, 2014 and June 30, 2014, respectively, $9 and $11, respectively, contained such terms. As of both December 31, 2014 and June 30, 2014, neither the Company nor any counterparty was required to post any collateral.

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

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

As of both December 31, 2014 and June 30, 2014, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of December 31, 2014 and June 30, 2014, the Company maintained cash margin balances related to exchange-traded futures contracts of $4 and $1, respectively, which are classified as other current assets on the Condensed Consolidated Balance Sheets.

Fair Value of Derivative Instruments

Derivatives

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as an accounting hedge and, if so, on the type of hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges. During the three and six months ended December 31, 2014 and 2013, the Company had no hedging instruments designated as fair value hedges.

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

The Company’s derivative instruments designated as hedging instruments and trust assets related to certain of the Company’s nonqualified deferred compensation plans were recorded at fair value in the consolidated balance sheets as follows:

	Balance sheet	12/31/2014		6/30/2014
	classification	Level 1	Level 2	Level 1	Level 2
Assets
Foreign exchange derivative contracts	Other current assets	$-	$3	$-	$-
Commodity purchase derivative contracts	Other current assets	-	-	-	1
Trust assets for nonqualified deferred
compensation plans	Other assets	35	-	31	-
		$35	$3	$31	$1

Liabilities
Commodity purchase derivative contracts	Accrued liabilities	$-	$10	$-	$1
Interest rate derivative contracts	Accrued liabilities	-	-	-	13
Foreign exchange derivative contracts	Accrued liabilities	-	-	-	3
Commodity purchase derivative contracts	Other liabilities	-	5	-	-
		$-	$15	$-	$17

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive (loss) income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss in accumulated other comprehensive net loss as of December 31, 2014, expected to be reclassified into earnings within the next 12 months is $13. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and six months ended December 31, 2014 and 2013, respectively, hedge ineffectiveness was not significant. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in OCI for de-designated hedges remains in accumulated other comprehensive net loss until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable. Changes in the value of derivative instruments not designated as accounting hedges are recorded in other (income) expense, net.
Changes in the value of the trust assets related to certain of the Company’s nonqualified deferred compensation plans were $4 for the six months ended December 31, 2014, primarily due to current quarter employees’ contributions to these plans.
The effects of derivative instruments designated as hedging instruments on OCI and the condensed consolidated statements of earnings and comprehensive income were as follows:
	Gain (loss) recognized in OCI
	Three Months Ended		Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Commodity purchase derivative contracts	$(10)	$3	$(16)	$1
Interest rate derivative contracts	(9)	-	(12)	-
Foreign exchange derivative contracts	1	1	5	1
Total	$(18)	$4	$(23)	$2

	Gain (loss) reclassified from accumulated other comprehensive net loss and recognized in earnings
	Three Months Ended		Six Months Ended
	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Interest rate derivative contracts	$(1)	$(1)	$(3)	$(2)
Foreign exchange derivative contracts	1	1	-	2
Total	$-	$-	$(3)	$-

The gains and losses reclassified from accumulated other comprehensive net loss and recognized in earnings during the three and six months ended December 31, 2014 and 2013 for foreign exchange contracts were included in cost of products sold. The losses reclassified from accumulated other comprehensive net loss and recognized in earnings during the three and six months ended December 31, 2014 and 2013 for interest rate contracts were included in interest expense.
Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximated their estimated fair values as of December 31, 2014 and June 30, 2014, due to their generally short maturities. The estimated fair value of long-term debt, including current maturities, was $2,755 and $2,265 as of December 31, 2014 and June 30, 2014, respectively. The estimated fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as Level 2.
Revolving Credit Agreement
On October 1, 2014, the Company entered into a $1,100 revolving credit agreement (the Credit Agreement), which expires in October 2019. This agreement replaced a prior $1,100 revolving credit agreement in place since May 2012. There were no borrowings under the Credit Agreement as of December 31, 2014, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes for the fiscal year ended June 30, 2014, which were filed with the Securities and Exchange Commission (SEC) on December 4, 2014, in Exhibit 99.2 of the Company’s Current Report on Form 8-K, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and six months ended December 31, 2014 (the current period) to the three and six months ended December 31, 2013 (the prior period) using percentages and basis point changes calculated on a rounded basis.
Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela) discontinued its operations. Consequently, for the three and six months ended December 31, 2014 and 2013, Clorox Venezuela is reflected as a discontinued operation in the Company’s financial statements.
The following sections are included herein:
●	Overview
●	Results of Operations
●	Financial Condition, Liquidity and Capital Resources
●	Contingencies
●	Off-Balance Sheet Arrangements
●	Recently Issued Accounting Pronouncements

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

●	Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, Aplicare®, HealthLink® and Clorox Healthcare® brands.

●	Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

●	Lifestyle consists of food products, water-filtration systems and filters and natural personal care products marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® brand.

●	International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Javex®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	12/31/2014	12/31/2013	% Change	12/31/2014	12/31/2013
Diluted net earnings per share from continuing operations	$0.97	$0.90	8
Net sales	1,345	1,308	3	100%	100%
Gross profit	572	555	3	42.5	42.4
Selling and administrative expenses	191	196	(3)	14.2	15.0
Advertising costs	127	122	4	9.4	9.3
Research and development costs	33	31	6	2.5	2.4

	Six Months Ended			% of Net Sales
	12/31/2014	12/31/2013%		12/31/2014	12/31/2013
Diluted net earnings per share from continuing operations	$2.07	$1.95	6
Net sales	2,697	2,651	2	100%	100%
Gross profit	1,150	1,139	1	42.6	43.0
Selling and administrative expenses	371	390	(5)	13.8	14.7
Advertising costs	248	242	2	9.2	9.1
Research and development costs	63	62	2	2.3	2.3

Diluted net earnings per share from continuing operations increased $0.07, or 8%, in the current quarter, primarily due to higher volume, the benefits of cost savings and price increases, as well as lower selling and administrative expenses. These increases were partially offset by unfavorable foreign currency exchange rates, incremental demand-building investments, higher commodity prices and increased manufacturing and logistics costs.

Diluted net earnings per share from continuing operations increased $0.12, or 6%, in the current six-month period, primarily due to higher volume, the benefits of cost savings and price increases, a one-time benefit of $11, or $0.05 diluted net earnings per share, related to changes in the Company’s long-term disability plan to bring it more in line with the marketplace, and lower selling and administrative expenses. These increases were partially offset by increased manufacturing and logistics costs, incremental demand-building investments, unfavorable foreign currency exchange rates and higher commodity prices.

Net sales and volume increased by 3% and 4%, respectively, in the current quarter. Net sales and volume increased by 2% and 2%, respectively, in the current six-month period.

The increase in volume in the current quarter was driven by shipment growth in all four segments, particularly healthcare and cleaning products in the Professional Products business, which were driven, in part, by Ebola and Enterovirus concerns; higher shipments in the International segment, primarily due to growth in Latin America, Europe and Canada; higher shipments of Burt’s Bees® natural personal care products, primarily driven by innovation in lip and face care products, and higher shipments of Litter behind new Fresh Step® extreme light weight cat litter. Volume results also reflected the distribution loss of Clorox® disinfecting wipes at a major club customer in calendar year 2014, offset by Clorox® disinfecting wipes double-digit gains at other retailers and volume growth across multiple Home Care brands. Net sales growth was driven by higher volume (350 basis points) and the benefit of price increases (210 basis points), partially offset by unfavorable foreign currency exchange rates (280 basis points).

The increase in volume in the current six-month period was driven by higher shipments in the International segment, primarily due to growth in Latin America, Europe and Canada; higher shipments of Burt’s Bees® natural personal care products, primarily driven by innovation in lip and face care products combined with distribution gains; and higher shipments of cleaning and healthcare products in the Professional Products business, which were driven, in part, by Ebola and Enterovirus concerns. Volume results also reflected the distribution loss of Clorox® disinfecting wipes at a major club customer in calendar year 2014, offset by Clorox® disinfecting wipes double-digit gains at other retailers and volume growth across multiple Home Care brands. In addition, the increases in volume were partially offset by lower shipments of Clorox® liquid bleach due to category softness and lower shipments of Brita® water-filtration products, primarily due to lower merchandising support and increased merchandising of private label products. Net sales growth was driven by higher volume (250 basis points) and the benefit of price increases (190 basis points), partially offset by unfavorable foreign currency exchange rates (240 basis points) and higher trade promotion spending (60 basis points).

Gross margin percentage, defined as gross profit as a percentage of net sales, increased 10 basis points in the current quarter and decreased 40 basis points in the current six-month period.

The increase in the current quarter was driven by 130 basis points from cost savings and 100 basis points from the benefit of price increases. These factors were largely offset by 90 basis points from higher commodity costs, primarily from resin, as the benefits related to lower energy costs are not expected to be seen until the second half of the fiscal year, 90 basis points from higher manufacturing and logistics costs, largely due to the impact of continued high inflation in International, and 40 basis points from unfavorable foreign currency exchange rates.

The decrease in the current six-month period was driven by 130 basis points from higher manufacturing and logistics costs, largely due to the impact of continued high inflation in International, 60 basis points from higher commodity costs, primarily from resin, as the company did not realize any impact related to energy cost declines in the second quarter, and 40 basis points from unfavorable foreign currency exchange rates. These factors were partially offset by 120 basis points from strong cost savings and 100 basis points from the benefit of price increases.

Selling and administrative expenses decreased by 3% in the current quarter, primarily due to the benefit of cost savings, lower one-time selling and administrative costs in the year-ago period related to the change in information technology (IT) service providers in the year-ago period, and foreign currency exchange rates. These decreases were partially offset by continued inflationary pressures in international markets.

Selling and administrative expenses decreased by 5% in the current six-month period due to the benefit of cost savings, lower one-time selling and administrative costs related to the change in information technology (IT) service providers in the year-ago period, foreign currency exchange rates, and a one-time benefit related to a change in the Company’s long-term disability plan to bring it more in line with the marketplace. These decreases were partially offset by continued inflationary pressures in international markets.

Advertising costs as a percentage of net sales increased slightly in both the current three-month and six-month periods, reflecting continued strong support behind the Company’s brands, particularly to drive trial of new products. The Company’s U.S. retail advertising spend was 11% of sales in the current quarter.

Research and development costs remained essentially flat in the current three- and six-month periods reflecting the Company’s continued support of its new products and established brands with an emphasis on innovation.

Other (income) expense, net, was $(2) and $1 in the current three- and six-month periods, respectively, and $(4) and $(2) in the prior three- and six-month periods, respectively.

Other (income) expense, net, in the current quarter included $(5) of income from equity investees, partially offset by $3 of foreign currency exchange losses. Other (income) expense, net, in the current six-month period included $7 of foreign currency exchange losses and $4 of amortization of trademarks and other intangible assets, partially offset by $(8) of income from equity investees.

Other (income) expense, net, in the prior quarter included $(5) of income from equity investees. Other (income) expense, net, in the prior six-month period included $(8) of income from equity investees, partially offset by $4 of amortization of trademarks and other intangible assets and $4 of foreign currency exchange losses.

The effective tax rate on earnings from continuing operations was 34.9% and 34.2% for the current three- and six-month periods, respectively, and 35.6% and 34.8% for the prior three- and six-month periods, respectively. The lower tax rates for the current periods were primarily due to higher benefits from favorable tax settlements. The higher tax rates for the prior periods were primarily due to higher state tax accruals.

DISCONTINUED OPERATIONS

Including fiscal year-to-date results, the Company believes it is reasonably possible that it will recognize $60 to $65 in after-tax exit costs and other related expenses in discontinued operations for Clorox Venezuela during fiscal year 2015, and $10 to $15 in fiscal years 2016 through 2018, for a total of $70 to $80 over the entire three-year period. Of this total, the Company believes $5 to $10 will be after-tax cash expenditures. Further significant changes to the exchange rate used for financial reporting purposes, among many other external factors, could have a significant impact on the above estimated costs.

See Note 2 – Discontinued Operations to the Condensed Consolidated Financial Statements for more detailed information regarding discontinued operations of Clorox Venezuela.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments:

Cleaning

	Three Months Ended			Six Months Ended
	12/31/2014	12/31/2013	% Change	12/31/2014	12/31/2013	% Change
Net sales	$447	$432	3%	$917	$911	1%
Earnings from continuing operations before income taxes	107	101	6	231	232	-

Volume, net sales, and earnings from continuing operations before income taxes increased in the current quarter. Both volume and sales in the Cleaning segment grew 3% in the current quarter, primarily driven by higher shipments of cleaning and healthcare products in the Professional Products business, which were driven, in part, by Ebola and Enterovirus concerns. Volume results also reflected the distribution loss of Clorox® disinfecting wipes at a major club customer in calendar year 2014, offset by Clorox® disinfecting wipes double-digit gains at other retailers and volume growth across multiple Home Care brands. The increase in earnings from continuing operations before income taxes was primarily driven by $8 of volume growth and $7 of cost savings. These increases were partially offset by $6 of demand-building investments and $3 of higher commodity costs, primarily resin.

Volume and net sales increased while earnings from continuing operations before income taxes remained essentially flat in the current six-month period. Both volume and sales in the Cleaning segment grew 1% in the current six-month period, driven by higher shipments of Clorox® toilet bowl cleaner, due to strong merchandising activities, and of cleaning and healthcare products in the Professional Products business, which were driven, in part, by Ebola and Enterovirus and concerns. Volume results also reflected the distribution loss of Clorox® disinfecting wipes at a major club customer in calendar year 2014, offset by Clorox® disinfecting wipes double-digit gains at other retailers and volume growth across multiple Home Care brands. Flat earnings from continuing operations before income taxes were driven by increases of $14 from cost savings and $6 from volume growth, offset by increased spending to build demand of $9, $6 from higher commodity costs, primarily resin, and $5 from other smaller items.

Household

	Three Months Ended			Six Months Ended
	12/31/2014	12/31/2013	% Change	12/31/2014	12/31/2013	% Change
Net sales	$371	$352	5%	$763	$724	5%
Earnings from continuing operations before income taxes	51	41	24	103	93	11

Volume, net sales, and earnings from continuing operations before income taxes increased in the current quarter. Volume in the Household segment grew 3% in the current period, primarily driven by higher shipments of Glad® Odor Shield® trash bags behind innovation and increased distribution, and Fresh Step® extreme lightweight growth. Net sales growth outpaced volume growth primarily due to the benefit of price increases (310 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $13 of volume growth, $3 of cost savings and $3 from the benefit of price increases. These increases were offset by $6 of higher commodity costs, primarily resin.

Volume, net sales, and earnings from continuing operations before income taxes increased in the current six-month period. Volume in the Household segment grew 3% in the current six-month period, primarily driven by higher shipments of Glad® Odor Shield® trash bags behind innovation and increased distribution, and Fresh Step® extreme lightweight growth. Net sales growth outpaced volume growth primarily due to the benefit of price increases (290 basis points), partially offset by higher trade promotion spending (160 basis points). The increase in earnings from continuing operations before income taxes was primarily due to $29 of volume growth, $7 from the benefit of price increases and $7 of cost savings. These increases were partially offset by $16 of demand-building investments and $11 of higher commodity costs, primarily resin.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2014	12/31/2013	% Change	12/31/2014	12/31/2013	% Change
Net sales	$246	$237	4%	$462	$455	2%
Earnings from continuing operations before income taxes	73	69	6	129	122	6

Volume, net sales, and earnings from continuing operations before income taxes increased in the current quarter. Volume in the Lifestyle segment grew 5% in the current period, primarily driven by higher shipments of Burt’s Bees® natural personal care products, due to innovation in lip and face care products, including continued growth in towelettes. The increase was offset by lower shipments of Brita® water-filtration products, primarily due to increased merchandising of private-label filter products. Volume growth outpaced sales growth primarily due to unfavorable mix (120 basis points). The increase in earnings from continuing operations before income taxes was driven by $4 of higher volume, $2 of cost savings and $2 of lower commodity costs, primarily soybean oil. These increases were partially offset by $4 of higher manufacturing costs and $2 of incremental demand-building programs, including the first-ever television campaign for the Burt’s Bees® brand.

Volume, net sales, and earnings from continuing operations before income taxes increased in the current six-month period. Volume in the Lifestyle segment grew 2% in the current six-month period, primarily driven by high shipments of Burt’s Bees® natural personal care products, due to innovation and distribution gain in lip and face care products. The increase was offset by lower shipments Brita® water-filtration products, primarily due to increased merchandising of private-label filter products. The variance between net sales and volume was primarily due to unfavorable mix (120 basis points). The increase in earnings from continuing operations before income taxes was driven by $4 of lower commodity costs, primarily soybean oil, $4 of lower selling and administrative costs, $3 of favorable mix and $2 of cost savings. These increases were partially offset by higher manufacturing costs and higher advertising spending.

International

	Three Months Ended				Six Months Ended
	12/31/2014	12/31/2013	% Change		12/31/2014	12/31/2013	% Change
Net sales	$281	$287	(2	) %	$555	$561	(1	) %
Earnings from continuing operations before income taxes	24	33	(27)		50	64	(22)

Volume increased while net sales and earnings from continuing operations before income taxes decreased in the current quarter. Volume in the International segment grew 5% in the current quarter, driven by higher shipments in certain Latin American countries, Canada and Europe. Volume growth outpaced net sales growth primarily due to unfavorable foreign currency exchange rates across most countries (1,270 basis points), partially offset by the benefit of price increases (490 basis points). The 27% decrease in earnings from continuing operations before income taxes was primarily driven by the impact of unfavorable foreign currency exchange rates. Additionally, the Company continued to face inflationary pressures in Latin America, which resulted in higher selling and administrative costs, manufacturing and logistics costs, and commodity costs. These decreases were partially offset by higher volume and the benefits of price increases and cost savings.

Volume increased while net sales and earnings from continuing operations before income taxes decreased in the current six-month period. Volume in the International segment grew 5% in the current six-month period, driven by higher shipments in certain Latin American countries and Canada. Volume growth outpaced net sales growth primarily due to unfavorable foreign currency exchange rates (1,120 basis points), partially offset by the benefit of price increases (470 basis points). The 22% decrease in earnings from continuing operations before income taxes was primarily due to the impact of unfavorable foreign currency exchange rates. Additionally, the Company continued to face inflationary pressures in Latin America, which resulted in higher selling and administrative expenses and manufacturing and logistics costs. These decreases were partially offset by higher volume and the benefit of price increases.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, property and equipment, other investments and deferred taxes.

	Three Months Ended				Six Months Ended
	12/31/2014	12/31/2013	% Change		12/31/2014	12/31/2013	% Change
Losses from continuing operations before income taxes	$58	$60	(3	) %	$98	$116	(16	) %

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current quarter was primarily due to one-time IT service provider transition costs in the prior period.

The decrease in losses from continuing operations before income taxes attributable to Corporate in the six-month period was primarily due to a one-time benefit of $11 related to a change in the company’s long-term disability plan to bring it more in line with the marketplace and one-time IT service provider transition costs in the prior period, partially offset by current period foreign currency exchange losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of December 31, 2014. Net cash provided by continuing operations was $267 in the current six-month period, compared with $222 in the prior six-month period. Contributing factors to the year-over-year change were lower employee incentive compensation payments and lower tax payments in the current quarter, as well as the initial funding of the Company’s non-qualified deferred compensation plan in the year-ago quarter. These factors were partially offset by $25 million in payments to settle interest-rate hedges related to the Company’s issuance of long-term debt.

Investing Activities

Capital expenditures were $60 in the current six-month period, compared with $63 in the prior six-month period. Capital spending as a percentage of net sales was approximately 2% in both the current and prior periods, respectively, which was essentially flat due to capital spending for manufacturing efficiencies at the same level in each period.

Financing Activities

Net cash provided by (used for) financing activities was $281 in the current six-month period, compared with $(103) in the prior six-month period. The change was primarily due to the issuance of $500 of long-term debt in December 2014, increasing the Company’s quarter-end cash balance. These proceeds were subsequently used to pay down a portion of the Company’s notes that matured in January 2015.

Share repurchases and dividends

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of December 31, 2014, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the current periods, the Company repurchased zero shares and approximately 0.1 million shares, respectively, under its Evergreen Program, for an aggregate amount of $0 and $8, respectively. During the prior periods, the Company repurchased zero shares and approximately 1.6 million shares, respectively, under its Evergreen Program, for an aggregate amount of $0 and $130, respectively. The Company did not repurchase any shares under the open-market purchase program during the current or prior periods.

During the current periods, the Company paid dividends per share of $0.74 and $1.48, respectively, equivalent to $96 and $191, respectively. During the prior periods, the Company paid dividends per share of $0.71 and $1.42, respectively, equivalent to $91 and $184, respectively.

Credit Arrangements

On October 1, 2014, the Company entered into a $1,100 revolving credit agreement (the Credit Agreement), which expires in October 2019. This agreement replaced a prior $1,100 revolving credit agreement in place since May 2012. There were no borrowings under the Credit Agreement as of December 31, 2014, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and intangible asset impairment (Consolidated EBITDA) for the trailing four quarters (Consolidated Leverage ratio), as defined and described in the Credit Agreement, of 3.50.

The following table sets forth the calculation of the Consolidated EBITDA ratio as of December 31, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

2014
Earnings from continuing operations	$595
Add back:
Interest expense	103
Income tax expense	309
Depreciation and amortization	174
Noncash intangible asset impairment charges	3
Deduct:
Interest income	3
Consolidated EBITDA	$1,181
Total debt	$2,672
Consolidated Leverage ratio	2.26

The Company is in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2014, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

The Company had $37 of foreign and other credit lines as of December 31, 2014; $4 was outstanding and the remainder of $33 was available for borrowing.

CONTINGENCIES

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $13 and $14 as of December 31, 2014 and June 30, 2014, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both December 31, 2014 and June 30, 2014. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit, which was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus), relates to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami, Florida, filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit. The value of the judgment against the Company, including interest and foreign exchange fluctuations as of December 31, 2014, was approximately $34.

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

The Company continues to believe that its defenses are meritorious, and has appealed the decision to the highest courts of Brazil. In December 2013, in the first stage of the appellate process, the appellate court declined to admit the Company’s appeals to the highest courts. The Company then appealed directly to the highest courts. While in May 2014 the Superior Court of Justice originally agreed to consider the Company’s appeal, in December 2014 the same court declined to admit the appeal based on procedural grounds. The Company is appealing that decision. It is possible that a final decision in this case could be issued as early as the third quarter of fiscal year 2015. Expenses related to this litigation have been, and any potential additional loss would be, reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

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

The Company is subject to various other lawsuits, claims and loss contingencies relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on management’s analysis, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

OFF-BALANCE SHEET ARRANGEMENTS

In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) that have terms that vary in duration and in the potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any material payments relating to its indemnifications, and believes that any reasonably possible payments would not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

The Company had not recorded any liabilities on the aforementioned guarantees as of December 31, 2014.

As of December 31, 2014, the Company was a party to letters of credit of $11, primarily related to one of its insurance carriers, of which $0 had been drawn upon.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which replaces most existing U.S. GAAP revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers, including information about significant judgments and changes in judgments. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2018, with no early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topic 205)”, which will change the criteria for reporting discontinued operations. The amendments will also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments are effective for the Company for new disposals (or classifications as held for sale) of components of the Company, should they occur, beginning in the first quarter of fiscal year 2016. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported. The Company will adopt this ASU beginning in the first quarter of fiscal year 2016, as required. Adoption of the new standard will not impact the Company’s reporting or disclosures for discontinued operations of Clorox Venezuela.

Cautionary Statement

This Quarterly Report on Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed above, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth, or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations on such words, and similar expressions, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed above. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 4, 2014, as updated from time to time in the Company’s SEC filings. These factors include, but are not limited to:

●	risks related to international operations, including political instability; government-imposed price controls or other regulations; foreign currency exchange rate controls, including periodic changes in such controls, fluctuations and devaluations; labor unrest and inflationary pressures, particularly in Argentina and other challenging markets;
●	risks related to the possibility of nationalization, expropriation of assets or other government action in foreign jurisdictions;
●	risks related to the Company’s discontinuation of operations in Venezuela;
●	intense competition in the Company's markets;
●	changes in the Company’s leadership;
●	worldwide, regional and local economic conditions and financial market volatility;
●	volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities, and increases in energy, transportation or other costs;
●	the ability of the Company to drive sales growth, increase price and market share, grow its product categories and achieve favorable product and geographic mix;
●	dependence on key customers and risks related to customer consolidation and ordering patterns;
●	costs resulting from government regulations;
●	the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;
●	supply disruptions and other risks inherent in reliance on a limited base of suppliers;
●	the ability of the Company to implement and generate anticipated cost savings and efficiencies;
●	the success of the Company's business strategies;
●	the impact of product liability claims, labor claims and other legal proceedings, including in foreign jurisdictions and the Company's litigation related to its discontinued operations in Brazil;
●	the ability of the Company to develop and introduce commercially successful products;
●	risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges related to, among others, intangible assets and goodwill;
●	risks related to reliance on information technology systems, including potential security breaches, cyber attacks or privacy breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;
●	the Company's ability to attract and retain key personnel;
●	the Company's ability to maintain its business reputation and the reputation of its brands;
●	environmental matters, including costs associated with the remediation of past contamination and the handling and/or transportation of hazardous substances;
●	the impact of natural disasters, terrorism and other events beyond the Company's control;
●	the Company's ability to maximize, assert and defend its intellectual property rights;
●	any infringement or claimed infringement by the Company of third-party intellectual property rights;
●	the effect of the Company's indebtedness and credit rating on its operations and financial results;
●	the Company's ability to maintain an effective system of internal controls;
●	uncertainties relating to tax positions, tax disputes and changes in the Company's tax rate;
●	the accuracy of the Company's estimates and assumptions on which its financial statement projections are based;
●	the Company's ability to pay and declare dividends or repurchase its stock in the future; and
●	the impacts of potential stockholder activism.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk since June 30, 2014. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on December 4, 2014.

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

No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2015.

Period	[a] Total Number of Shares Purchased(1)	[b] Average Price Paid per Share	[c] Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[d] Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to 31, 2014	-	$-	-	$750,000,000
November 1 to 30, 2014	-	$-	-	$750,000,000
December 1 to 31, 2014	-	$-	-	$750,000,000
Total	-	$-	-
____________________

(1)	On May 13, 2013, the Company’s board of directors approved a share repurchase program authorizing up to $750 million in share repurchases. As of December 31, 2014, all of the $750 million remained available for repurchases. Since 1999, the Company has also had a share repurchase program, the purpose of which is to offset the impact of stock dilution related to share-based awards. On November 15, 2005, the board of directors approved the extension of the program, which has no specified cap. Neither of these programs has a specified termination date.

Item 6. Exhibits

10.1	Form of First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.

10.2	Form of Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 5, 2015	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

10.1	Form of First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.

10.2	Form of Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.