Form 10-Q
period 2015-03-31
CLOROX CO /DE/
filed 2015-05-04
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 1-07151
_________________________

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
_________________________

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

As of April 20, 2015, there were 131,178,212 shares outstanding of the registrant’s common stock ($1.00 – par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Net sales	$1,401	$1,366	$4,098	$4,017
Cost of products sold	796	791	2,343	2,303
Gross profit	605	575	1,755	1,714

Selling and administrative expenses	206	178	577	568
Advertising costs	124	120	372	362
Research and development costs	34	28	97	90
Interest expense	25	25	77	77
Other income, net	(1)	(2)	-	(4)
Earnings from continuing operations before income taxes	217	226	632	621
Income taxes on continuing operations	73	75	215	213
Earnings from continuing operations	144	151	417	408
Earnings (losses) from discontinued operations, net of tax	30	(14)	(28)	(20)
Net earnings	$174	$137	$389	$388

Net earnings (losses) per share
Basic
Continuing operations	$1.09	$1.16	$3.20	$3.15
Discontinued operations	0.22	(0.11)	(0.22)	(0.16)
Basic net earnings per share	$1.31	$1.05	$2.98	$2.99

Diluted
Continuing operations	$1.08	$1.14	$3.14	$3.10
Discontinued operations	0.22	(0.10)	(0.21)	(0.16)
Diluted net earnings per share	$1.30	$1.04	$2.93	$2.94

Weighted average shares outstanding (in thousands)
Basic	131,833	129,318	130,566	129,743
Diluted	134,115	131,555	133,090	132,004

Dividends declared per share	$0.74	$0.71	$2.22	$2.13

Comprehensive income	$146	$106	$325	$337

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	3/31/2015	6/30/2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$378	$329
Receivables, net	528	546
Inventories	440	386
Other current assets	149	134
Total current assets	1,495	1,395
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,824 and $1,776, respectively	917	977
Goodwill	1,067	1,101
Trademarks, net	535	547
Other intangible assets, net	52	64
Other assets	162	174
Total assets	$4,228	$4,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$70	$143
Current maturities of long-term debt	300	575
Accounts payable	397	440
Accrued liabilities	533	472
Income taxes payable	-	8
Total current liabilities	1,300	1,638
Long-term debt	1,796	1,595
Other liabilities	733	768
Deferred income taxes	97	103
Total liabilities	3,926	4,104

Commitments and contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at both March 31, 2015 and June 30, 2014; and 131,013,553 and 128,796,228
shares outstanding at March 31, 2015 and June 30, 2014, respectively	159	159
Additional paid-in capital	762	709
Retained earnings	1,832	1,739
Treasury shares, at cost: 27,727,908 and 29,945,233 shares
at March 31, 2015 and June 30, 2014, respectively	(1,970)	(2,036)
Accumulated other comprehensive net loss	(481)	(417)
Stockholders’ equity	302	154
Total liabilities and stockholders’ equity	$4,228	$4,258

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2015	3/31/2014
Operating activities:
Net earnings	$389	$388
Deduct: Loss from discontinued operations, net of tax	(28)	(20)
Earnings from continuing operations	417	408
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	126	131
Share-based compensation	21	29
Deferred income taxes	(6)	5
Settlement of interest rate forward contracts	(25)	-
Other	(6)	(5)
Changes in:
Receivables, net	3	22
Inventories	(77)	(59)
Other current assets	1	(4)
Accounts payable and accrued liabilities	37	(38)
Income taxes payable	(10)	(45)
Net cash provided by continuing operations	481	444
Net cash provided by (used for) discontinued operations	14	(14)
Net cash provided by operations	495	430

Investing activities:
Capital expenditures	(83)	(87)
Other	3	(1)
Net cash used for continuing operations	(80)	(88)
Net cash used for discontinued operations	-	(1)
Net cash used for investing activities	(80)	(89)

Financing activities:
Notes and loans payable, net	(73)	191
Long-term debt borrowings, net of issuance costs	496	-
Long-term debt repayments	(575)	-
Treasury stock purchased	(144)	(260)
Cash dividends paid	(288)	(277)
Issuance of common stock for employee stock plans and other	236	79
Net cash used for continuing operations	(348)	(267)
Net cash used for discontinued operations	-	-
Net cash used for financing activities	(348)	(267)

Effect of exchange rate changes on cash and cash equivalents	(18)	(9)
Net increase in cash and cash equivalents	49	65
Cash and cash equivalents:
Beginning of period	329	299
End of period	$378	$364

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2015 and 2014, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015, or for any other future period.

Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela), discontinued its operations. Consequently, for the three and nine months ended March 31, 2015 and 2014, Clorox Venezuela is reflected as a discontinued operation in the Company’s financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s audited financial statements for the fiscal year ended June 30, 2014, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies, filed with the SEC in Exhibit 99.2 of the Company’s Current Report on Form 8-K on December 4, 2014.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Cost,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2015-03 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces most existing U.S. GAAP revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers, including information about significant judgments and changes in judgments. The new guidance is expected to be effective for the Company beginning in the first quarter of fiscal year 2018, with no early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.

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

With this exit, the financial results of Clorox Venezuela are reflected as discontinued operations in the Company’s condensed consolidated financial statements. The results of Clorox Venezuela have historically been part of the International reportable segment.

Net sales for Clorox Venezuela were $0 and $11 for the three and nine months ended March 31, 2015, respectively, and $20 and $63 for the three and nine months ended March 31, 2014, respectively.

The following table provides a summary of benefits (losses) from discontinued operations for Clorox Venezuela and gains (losses) from discontinued operations other than Clorox Venezuela for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Operating losses from Clorox Venezuela	$-	$(12)	$(6)	$(18)
Exit costs and other related expenses for Clorox Venezuela	-	-	(77)	-
Total losses from Clorox Venezuela before income taxes	-	(12)	(83)	(18)
Income tax benefit attributable to Clorox Venezuela	-	-	25	2
Total losses from Clorox Venezuela, net of tax	-	(12)	(58)	(16)

Gains (losses) from discontinued operations other than Clorox Venezuela, net of tax	30	(2)	30	(4)
Gains (losses) from discontinued operations, net of tax	$30	$(14)	$(28)	$(20)

Unrelated to Clorox Venezuela, in the three months ended March 31, 2015, $30 of gross unrecognized tax benefits relating to other discontinued operations for periods prior to fiscal year 2015 were recognized upon the expiration of the applicable statute of limitations. Recognition of these previously disclosed tax benefits had no impact on the Company’s cash flow or earnings from continuing operations for the three or nine months ended March 31, 2015. See Note 9 – Income Taxes below.

NOTE 2. DISCONTINUED OPERATIONS (Continued)

Summary of Operating Losses, Asset Charges and Other Costs

The following provides a breakdown of benefits (losses) from discontinued operations for Clorox Venezuela and gains (losses) from discontinued operations other than Clorox Venezuela for the periods indicated:

	Three Months Ended	Nine Months Ended
	3/31/2015	3/31/2015
Operating losses from Clorox Venezuela	$-	$(6)
Net asset charges:
Inventories	-	(11)
Property, plant and equipment	-	(16)
Trademark and other intangible assets	-	(6)
Other assets	1	(3)
Other exit and business termination costs:
Severance	-	(3)
Recognition of deferred foreign currency translation loss	-	(30)
Other	(1)	(8)
Total losses from Clorox Venezuela before income taxes	-	(83)
Income tax benefit attributable to Clorox Venezuela	-	25
Total losses from Clorox Venezuela, net of tax	-	(58)

Gains from discontinued operations other than Clorox Venezuela, net of tax	30	30
Gains (losses) from discontinued operations, net of tax	$30	$(28)

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

Goodwill related to Clorox Venezuela was previously aggregated and assessed for impairment at the Latin America reporting unit level, which is a component of the Company's International segment. Based on the results of the annual impairment test performed in the fourth quarter of fiscal year 2014, the fair value of the Latin America reporting unit exceeded its recorded value by more than 40%. In the first quarter of fiscal year 2015, after Clorox Venezuela discontinued its operations, the Company reviewed the relative fair value of its components of the Latin America reporting unit and concluded no goodwill should be allocated to the Clorox Venezuela component and that there were no indicators of impairment within the remaining Latin America reporting unit.

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

For all periods presented prior to March 1, 2014, the Company recorded the results of its business operations and remeasured the non-USD denominated monetary assets and liabilities of Clorox Venezuela using the CENCOEX (previously referred to as CADIVI) rate of 6.3 bolivares fuertes (VEF) per USD. Beginning March 1, 2014, the Company utilized the SICAD I rate for financial reporting purposes. In connection with Clorox Venezuela’s announced exit from the country in September 2014, Clorox Venezuela’s parent, Clorox Spain, infused cash through SICAD II to settle obligations, including those resulting from the decision to exit. As a result, the Company began utilizing the SICAD II rate in September 2014, which was 49.7 VEF per USD as of September 30, 2014.

Subsequent to Clorox Venezuela discontinuing operations, the Venezuelan government has continued to evolve its currency exchange mechanisms; however, these changes have not had a material impact on the Company’s financial results (see Major Classes of Remaining Assets and Liabilities below).

NOTE 2. DISCONTINUED OPERATIONS (Continued)

Major Classes of Remaining Assets and Liabilities

The following is a summary of the remaining assets and liabilities for the local books of Clorox Venezuela as of:

	3/31/2015	6/30/2014
Cash and cash equivalents	$-	$5
Receivables, net	-	4
Inventories	-	11
Other current assets	-	2
Property, plant and equipment, net	-	16
Trademarks and other intangible assets, net	-	6
Other assets	-	9
Accounts payable and accrued liabilities	(1)	(11)
Net (liability) asset position	$(1)	$42

In addition to the above, as of March 31, 2015 and June 30, 2014, the Company held $14 and $17, respectively, of tax asset balances related to Clorox Venezuela in the Corporate reportable segment.

NOTE 3. INVENTORIES

Inventories consisted of the following as of:

	3/31/2015	6/30/2014
Finished goods	$370	$312
Raw materials and packaging	103	108
Work in process	2	2
LIFO allowances	(35)	(36)
Total	$440	$386

NOTE 4. OTHER ASSETS

Investments in Low-Income Housing Partnerships

The Company owns, directly or indirectly, limited partnership interests in low-income housing partnerships, which are accounted for using the equity method of accounting. The Company’s investment balance as of March 31, 2015 and June 30, 2014 was $1 and $4, respectively. These partnerships are considered to be variable interest entities; however, the Company does not consolidate them because it does not have the power to direct the partnerships’ activities that significantly impact their economic performance. The purpose of the partnerships is to develop and operate low-income housing rental properties. The general partners, who typically hold 1% of the partnership interests, are third parties unrelated to the Company and its affiliates, and are responsible for controlling and managing the business and financial operations of the partnerships. As a limited partner, the Company is not responsible for any of the liabilities and obligations of the partnerships nor do the partnerships or their creditors have any recourse to the Company other than for the capital requirements. All available tax benefits from low-income housing tax credits provided by the partnerships were claimed as of fiscal year 2012. The risk that previously claimed low-income housing tax credits might be recaptured or otherwise retroactively invalidated is considered remote.

NOTE 5. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	3/31/2015	6/30/2014
Venture agreement net terminal obligation	$293	$290
Employee benefit obligations	281	289
Taxes	40	76
Other	119	113
Total	$733	$768

NOTE 6. DEBT

In December 2014, under a shelf registration statement filed with the SEC that will expire in December 2017, the Company issued $500 of senior notes with an annual fixed interest rate of 3.50%. Interest on the notes is payable semi-annually in June and December and the notes have a maturity date of December 15, 2024. The notes carry an effective interest rate of 4.10%, which includes the impact from the settlement of interest rate forward contracts in December 2014 (see Note 13 – Financial Instruments and Fair Value Measurements). The notes rank equally with all of the Company’s existing senior indebtedness.

In January 2015, $575 of the Company’s senior notes with an annual fixed interest rate of 5.00% matured and were repaid using the net proceeds from the December 2014 debt issuance and commercial paper.

Revolving Credit Agreement

On October 1, 2014, the Company entered into a $1,100 revolving credit agreement (the Credit Agreement), which expires in October 2019. This agreement replaced a prior $1,100 revolving credit agreement in place since May 2012. There were no borrowings under the Credit Agreement as of March 31, 2015, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes.

NOTE 7. NET EARNINGS PER SHARE (EPS)

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Basic	131,833	129,318	130,566	129,743
Dilutive effect of stock options and other	2,282	2,237	2,524	2,261
Diluted	134,115	131,555	133,090	132,004

During the three and nine months ended March 31, 2015, the number of stock options and restricted stock units that were considered antidilutive and excluded from the diluted net EPS calculation were approximately zero and 0.3 million shares, respectively. During the three and nine months ended March 31, 2014, the Company included all stock options and restricted stock units in the calculations of diluted net EPS.

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2015, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the three and nine months ended March 31, 2015, the Company repurchased approximately 1.4 and 1.5 million shares, respectively, under its Evergreen Program, for an aggregate amount of $150 and $158, respectively. During the three and nine months ended March 31, 2014, the Company repurchased approximately 1.5 and 3.0 million shares, respectively, under its Evergreen Program, for an aggregate amount of $130 and $260, respectively.

The Company did not repurchase any shares under the open-market purchase program during the three and nine months ended March 31, 2015 and 2014.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Earnings from continuing operations	$144	$151	$417	$408
Earnings (losses) from discontinued operations, net of tax	30	(14)	(28)	(20)
Net earnings	174	137	389	388
Other comprehensive (loss) income, net of tax:
Foreign currency adjustments	(32)	(28)	(51)	(47)
Net unrealized income (losses) on derivatives	3	(4)	(17)	(2)
Pension and postretirement benefit adjustments	1	1	4	(2)
Total other comprehensive loss, net of tax	(28)	(31)	(64)	(51)
Comprehensive income	$146	$106	$325	$337

Changes in accumulated other comprehensive net losses by component were as follows:

	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Foreign currency adjustments
Other comprehensive loss before reclassifications	$(33)	$(22)	$(88)	$(37)
Amounts reclassified from accumulated other comprehensive net losses:
Recognition of deferred foreign currency translation loss	-	-	30	-
Income tax benefit (expense)	1	(6)	7	(10)
Foreign currency adjustments, net of tax	$(32)	$(28)	$(51)	$(47)

Net unrealized losses on derivatives
Other comprehensive income (loss) before reclassifications	$2	$(6)	$(21)	$(4)
Amounts reclassified from accumulated other comprehensive net losses	3	-	6	-
Income tax (expense) benefit	(2)	2	(2)	2
Net unrealized income (losses) on derivatives, net of tax	$3	$(4)	$(17)	$(2)

Pension and postretirement benefit adjustments
Other comprehensive loss before reclassifications	$-	$-	$(2)	$(8)
Amounts reclassified from accumulated other comprehensive net losses	2	2	7	5
Income tax (expense) benefit	(1)	(1)	(1)	1
Pension and postretirement benefit adjustments, net of tax	$1	$1	$4	$(2)

Total other comprehensive loss, net of tax	$(28)	$(31)	$(64)	$(51)

Included in foreign currency adjustments are re-measurement losses on long term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and nine months ended March 31, 2015, other comprehensive losses on these loans totaled $4 and $8, respectively, and there were no amounts reclassified from accumulated other comprehensive net losses. For the three and nine months ended March 31, 2014, other comprehensive losses on these loans totaled $6 and $11, respectively, and there were no amounts reclassified from accumulated other comprehensive net losses.

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

The effective tax rate on earnings from continuing operations was 33.4% and 34.0% for the three and nine months ended March 31, 2015, respectively, and 33.2% and 34.3% for the three and nine months ended March 31, 2014, respectively. The higher tax rate for the current three month period was primarily due to higher tax on foreign earnings. The lower tax rate for the current nine month period was primarily due to higher uncertain tax position releases.

Included in the balance of unrecognized tax benefits as of March 31, 2015 and June 30, 2014, are potential benefits of $28 and $58, respectively, which if recognized, would affect net earnings. In the three months ended March 31, 2015, $30 of gross unrecognized tax benefits relating to other discontinued operations for periods prior to fiscal year 2015 were recognized upon the expiration of the applicable statute of limitations. Recognition of these previously disclosed tax benefits had no impact on the Company’s cash flow or earnings from continuing operations for the three or nine months ended March 31, 2015.

The total balance of accrued interest and penalties related to uncertain tax positions was $9 and $11 as of March 31, 2015 and June 30, 2014, respectively. Interest and penalties related to uncertain tax positions included in income tax expense resulted in net benefit of $2 for both the three and nine months ended March 31, 2015, and net expense of $2 and $3 for the three and nine months ended March 31, 2014, respectively.

The Company files income tax returns in U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2011. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 10. RETIREMENT INCOME AND HEALTH CARE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Service cost	$-	$-	$1	$1
Interest cost	7	7	19	20
Expected return on plan assets	(5)	(5)	(15)	(18)
Amortization of unrecognized items	3	2	9	8
Total	$5	$4	$14	$11

The net periodic benefit cost for the Company’s retirement health care plans was a credit of $1 and $2 for the three and nine months ended March 31, 2015, respectively, and $0 and $1 for the three and nine months ended March 31, 2014, respectively.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $12 and $14 as of March 31, 2015 and June 30, 2014, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both March 31, 2015 and June 30, 2014. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES (Continued)

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit, which was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company (collectively, Petroplus), relates to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999 (collectively, Clorox Subsidiaries). The pending lawsuit seeks indemnification for damages and losses for alleged breaches of the joint venture agreements and abuse of economic power by the Company and Glad. Petroplus had previously unsuccessfully raised the same claims and sought damages from the Company and the Clorox Subsidiaries in an International Chamber of Commerce (ICC) arbitration proceeding in Miami, Florida, filed in 2001. The ICC arbitration panel unanimously ruled against Petroplus in a final decision in November 2003 (Final ICC Arbitration Award). The Final ICC Arbitration Award was ratified by the Superior Court of Justice of Brazil in May 2007 (Foreign Judgment), and the United States District Court for the Southern District of Florida subsequently confirmed the Final ICC Arbitration Award and recognized and adopted the Foreign Judgment as a judgment of the United States District Court for the Southern District of Florida (U.S. Judgment). Despite this, in March 2008, a Brazilian lower court ruled against the Company and Glad in the pending lawsuit. The value of the judgment against the Company, including interest and foreign exchange fluctuations as of March 31, 2015, was approximately $29.

Among other defenses, because the Final ICC Arbitration Award, the Foreign Judgment and the U.S. Judgment relate to the same claims as those in the pending lawsuit, the Company believes that Petroplus is precluded from re-litigating these claims. Based on the unfavorable appellate court decision, however, the Company believes that it is reasonably possible that a loss could be incurred in this matter in excess of amounts accrued, and that the estimated range of such loss in this matter is from $0 to $24.

The Company continues to believe that its defenses are meritorious, and has appealed the decision to the highest courts of Brazil. In December 2013, in the first stage of the appellate process, the appellate court declined to admit the Company’s appeals to the highest courts. The Company then appealed directly to the highest courts. While in May 2014 the Superior Court of Justice originally agreed to consider the Company’s appeal, in December 2014 the same court declined to admit the appeal based on procedural grounds. The Company is appealing that decision. It is possible that a final decision in this case could be issued as early as the fourth quarter of fiscal year 2015. Expenses related to this litigation have been, and any potential additional loss would be, reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

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

The Company is subject to various other lawsuits, claims and loss contingencies relating to issues such as contract disputes, product liability, patents and trademarks, advertising, commercial, administrative, employee and other matters. Based on management’s analysis, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

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

The Company had not recorded any liabilities on the aforementioned guarantees as of March 31, 2015.

As of March 31, 2015, the Company was a party to letters of credit of $11, primarily related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 12. SEGMENT RESULTS

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. As a result of Clorox Venezuela being reported as discontinued operations, the results of Clorox Venezuela are no longer included in earnings from continuing operations of the International reportable segment (see Note 2 – Discontinued Operations).

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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Cleaning	$442	$437	$1,359	$1,348
Household	451	428	1,214	1,152
Lifestyle	243	237	705	692
International	265	264	820	825
Total	$1,401	$1,366	$4,098	$4,017

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Cleaning	$100	$93	$331	$325
Household	102	76	205	169
Lifestyle	71	67	200	189
International	17	23	67	87
Corporate	(73)	(33)	(171)	(149)
Total	$217	$226	$632	$621

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 27% for each of the three months ended March 31, 2015 and 2014, and 26% for each of the nine months ended March 31, 2015 and 2014.

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

As of March 31, 2015 and June 30, 2014, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were all Level 2, and trust assets to fund certain of the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

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

As of March 31, 2015, the notional amount of commodity derivatives was $56, of which $30 related to jet fuel and $26 related to soybean oil. As of June 30, 2014, the notional amount of commodity derivatives was $36, of which $19 related to jet fuel and $17 related to soybean oil.

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

As of March 31, 2015 and June 30, 2014, the notional amounts of interest rate forward contracts were $0 and $288, respectively.

In December 2014, the Company paid $25 to settle interest rate forward contracts related to the December 2014 issuance of $500 in senior notes. The settlement payments are reflected as operating cash flows in the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015. The loss is reflected in accumulated other comprehensive net loss on the Condensed Consolidated Balance Sheet as of March 31, 2015, and will be amortized into interest expense on the Condensed Consolidated Statement of Earnings and Comprehensive Income over the 10-year term of the notes.

Foreign Currency Risk Management

The Company may also enter into certain over-the-counter foreign currency-related derivative contracts to manage a portion of the Company’s forecasted foreign currency exposure associated with the purchase of inventory and certain intercompany transactions. These foreign currency contracts generally have durations of no longer than 20 months. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand to hedge forecasted purchases of inventory were $83, $42 and $7, respectively, as of March 31, 2015, and $54, $28 and $5, respectively, as of June 30, 2014.

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Broker Margin Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the $14 and $17 of derivative instruments reflected in a liability position as of March 31, 2015 and June 30, 2014, respectively, $6 and $11, respectively, contained such terms. As of both March 31, 2015 and June 30, 2014, neither the Company nor any counterparty was required to post any collateral.

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

As of both March 31, 2015 and June 30, 2014, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of March 31, 2015 and June 30, 2014, the Company maintained cash margin balances related to exchange-traded futures contracts of $4 and $1, respectively, which are classified as other current assets on the Condensed Consolidated Balance Sheets.

Fair Value of Derivative Instruments

Derivatives

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as an accounting hedge and, if so, on the type of hedging relationship. For those derivative instruments designated and qualifying as hedging instruments, the Company must designate the hedging instrument as a fair value hedge or a cash flow hedge. The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges. During the three and nine months ended March 31, 2015 and 2014, the Company had no hedging instruments designated as fair value hedges.

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

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s derivative instruments designated as hedging instruments and trust assets related to certain of the Company’s nonqualified deferred compensation plans were recorded at fair value in the consolidated balance sheets as follows:

	Balance sheet	3/31/2015		6/30/2014
	classification	Level 1	Level 2	Level 1	Level 2
Assets
Foreign exchange derivative contracts	Other current assets	$-	$5	$-	$-
Commodity purchase derivative contracts	Other current assets	-	-	-	1
Trust assets for nonqualified deferred
compensation plans	Other assets	37	-	31	-
		$37	$5	$31	$1

Liabilities
Commodity purchase derivative contracts	Accrued liabilities	$-	$11	$-	$1
Interest rate derivative contracts	Accrued liabilities	-	-	-	13
Foreign exchange derivative contracts	Accrued liabilities	-	-	-	3
Commodity purchase derivative contracts	Other liabilities	-	3	-	-
		$-	$14	$-	$17

For derivative instruments designated and qualifying as cash flow hedges, the effective portion of gains or losses is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The estimated amount of the existing net loss in accumulated other comprehensive net loss as of March 31, 2015, expected to be reclassified into earnings within the next 12 months is $10. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and nine months ended March 31, 2015 and 2014, hedge ineffectiveness was not significant. The Company de-designates cash flow hedge relationships whenever it determines that the hedge relationships are no longer highly effective or that the forecasted transaction is no longer probable. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive loss for de-designated hedges remains in accumulated other comprehensive net loss until the forecasted transaction is recognized in earnings, or is recognized in earnings immediately if the forecasted transaction is no longer probable.

Changes in the value of the trust assets related to certain of the Company’s nonqualified deferred compensation plans were $6 versus June 30, 2014, primarily due to current quarter employees’ contributions to these plans.

NOTE 13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The effects of derivative instruments designated as hedging instruments on OCI and the Condensed Consolidated Statements of Earnings and Comprehensive Income were as follows:

	Gain (loss) recognized in OCI
	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Commodity purchase derivative contracts	$-	$-	$(16)	$1
Interest rate derivative contracts	-	(4)	(12)	(4)
Foreign exchange derivative contracts	2	(2)	7	(1)
Total	$2	$(6)	$(21)	$(4)

	Loss reclassified from accumulated other comprehensive net loss
	and recognized in earnings
	Three Months Ended		Nine Months Ended
	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Commodity purchase derivative contracts	$(3)	$-	$(3)	$-
Interest rate derivative contracts	-	(1)	(3)	(3)
Foreign exchange derivative contracts	-	1	-	3
Total	$(3)	$-	$(6)	$-

The gains reclassified from accumulated other comprehensive net loss and recognized in earnings during the three and nine months ended March 31, 2015 and 2014 for foreign exchange contracts were included in cost of products sold. The losses reclassified from accumulated other comprehensive net loss and recognized in earnings during the three and nine months ended March 31, 2015 and 2014 for interest rate contracts were included in interest expense.

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, notes and loans payable and accounts payable approximated their estimated fair values as of March 31, 2015 and June 30, 2014, due to their generally short maturities. The estimated fair value of long-term debt, including current maturities, was $2,190 and $2,265 as of March 31, 2015 and June 30, 2014, respectively. The estimated fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as Level 2.

NOTE 14. SUBSEQUENT EVENTS

On April 30, 2015, a low-income housing partnership, in which the Company is a limited partner, sold its real estate holdings. The Company estimates that the real property sale and subsequent partnership dissolution will result in $14 in cash proceeds from investing activities and a gain of $13 that will be recorded to other income, net, on the consolidated statement of earnings for the year ended June 30, 2015. The sale is also expected to result in approximately $8 of cash income tax payments that will be paid in the first quarter of fiscal year 2016 and reflected as operating activities in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes for the fiscal year ended June 30, 2014, which were filed with the Securities and Exchange Commission (SEC) on December 4, 2014, in Exhibit 99.2 of the Company’s Current Report on Form 8-K, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and nine months ended March 31, 2015 (the current period) to the three and nine months ended March 31, 2014 (the prior period) using percentages and basis point changes calculated on a rounded basis.

Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela) discontinued its operations. Consequently, for the three and nine months ended March 31, 2015 and 2014, Clorox Venezuela is reflected as a discontinued operation in the Company’s financial statements.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	3/31/2015	3/31/2014	% Change	3/31/2015	3/31/2014
Diluted net earnings per share from continuing operations	$1.08	$1.14	(5)
Net sales	1,401	1,366	3	100.0%	100.0%
Gross profit	605	575	5	43.2	42.1
Selling and administrative expenses	206	178	16	14.7	13.0
Advertising costs	124	120	3	8.9	8.8
Research and development costs	34	28	21	2.4	2.0

	Nine Months Ended			% of Net Sales
	3/31/2015	3/31/2014	% Change	3/31/2015	3/31/2014
Diluted net earnings per share from continuing operations	$3.14	$3.10	1
Net sales	4,098	4,017	2	100.0%	100.0%
Gross profit	1,755	1,714	2	42.8	42.7
Selling and administrative expenses	577	568	2	14.1	14.1
Advertising costs	372	362	3	9.1	9.0
Research and development costs	97	90	8	2.4	2.2

Diluted net earnings per share from continuing operations decreased $0.06, or 5%, in the current quarter, primarily due to higher expense for performance-based incentive compensation, higher manufacturing and logistics costs, increased investments in total demand-building programs, and the impact of unfavorable foreign currency exchange rates. These decreases were partially offset by higher sales as well as the benefits of cost savings and price increases.

Diluted net earnings per share from continuing operations increased $0.04, or 1%, in the current nine month period, primarily due to higher sales and volume, as well as the benefits of cost savings and price increases, and a one-time benefit related to changes in the Company’s long-term disability plan to bring it more in line with the marketplace. These increases were partially offset by higher expense for performance-based incentive compensation, increased investments in total demand-building programs and the impact of unfavorable foreign currency exchange rates.

Net sales and volume increased by 3% and 1%, respectively, in the current quarter. Net sales and volume each increased by 2% in the current nine month period.

The increase in volume in the current quarter was driven by growth in the Cleaning, Lifestyle, and International segments. Volume results reflected higher shipments of Kingsford® charcoal products behind increased merchandising support in anticipation of the grilling season, higher shipments of Clorox® disinfecting wipes reflecting increased merchandising driven by the flu season and innovation, and higher shipments of toilet cleaners. These increases were partially offset by lower shipments of Glad® products due to price increases, lower shipments of Greenworks® laundry detergent, lower shipments of Cat Litter largely due to continuing competitive activity, and lower shipments of Clorox® liquid bleach due to the recent price increase. Net sales growth was driven by the benefit of price increases, favorable mix and assortment, and higher volume; partially offset by unfavorable foreign currency exchange rates and increased trade promotion spending.

The increase in volume in the current nine month period was driven by higher shipments of Burt’s Bees® natural personal care products, largely due to innovation in lip and face care products combined with distribution gains; higher product shipments in the International segment, primarily due to growth in Latin America, Canada and Europe; higher shipments of Kingsford® charcoal products behind increased merchandising support to launch the start of the grilling season; higher shipments of cleaning and healthcare products in the Professional Products business, which were driven, in part, by Ebola and Enterovirus concerns in the second quarter of the fiscal year; and higher shipments of Clorox® toilet bowl cleaner due to increased merchandising activities and distribution gains. Volume results also reflected lower shipments of Greenworks® laundry detergent; lower shipments of Clorox® liquid bleach due to the recent price increase, category softness and increased competition; lower shipments of Glad® products due to pricing actions and increased competition; the distribution loss of Clorox® disinfecting wipes at a major club customer in calendar year 2014, partially offset by double-digit gains at other retailers; and lower shipments of Brita® water-filtration products, primarily due to lower merchandising support and increased competition. Net sales growth was driven by the benefit of price increases and higher volume, partially offset by unfavorable foreign currency exchange rates and higher trade promotion spending.

Gross margin percentage, defined as gross profit as a percentage of net sales, increased 110 basis points in the current quarter and increased 10 basis points in the current nine month period.

The increase in the current quarter was driven by the benefits of cost savings and price increases, as well as favorable mix and assortment and flat commodity costs. The increases were partially offset by higher manufacturing and logistics costs and higher expense for performance-based incentive compensation.

The increase in the current nine month period was driven by the benefits of cost savings and price increases, largely offset by higher manufacturing and logistics costs, higher expense for performance-based incentive compensation, higher commodity costs, higher trade promotion spending, and unfavorable foreign currency exchange rates.

Selling and administrative expenses increased by 16% in the current quarter, primarily due to higher expense for performance-based incentive compensation. In the current year, the Company anticipates that it will exceed its annual performance-based incentive targets; whereas, in the prior year, the Company fell significantly below these targets.

Selling and administrative expenses increased by 2% in the current nine month period due to higher expense for performance-based incentive compensation and continued inflationary pressures in international markets. These increases were partially offset by the benefit of cost savings, one-time costs in the year-ago period related to the change in information technology (IT) service providers, foreign currency exchange rates, and a one-time benefit related to a change in the Company’s long-term disability plan to bring it more in line with the marketplace.

Advertising costs as a percentage of net sales increased 10 basis points in both the current quarter and nine month period, reflecting continued strong support behind the Company’s brands, particularly to drive trial of new products. The Company’s U.S. retail advertising spend was approximately 10% of sales in the current quarter.

Research and development costs as a percentage of net sales increased 40 basis points in the current quarter and increased 20 basis points in the current nine month period driven by higher accruals for performance-based incentive compensation.

Other income, net, was $1 and $0 in the current three and nine month periods, respectively, and $2 and $4 in the prior three and nine month periods, respectively.

Other income, net, in the current three month period included $3 of income from equity investees, partially offset by $2 of foreign currency exchange losses. Other income, net, in the current nine month period included $11 of income from equity investees and $3 of interest income, offset by $8 of foreign currency exchange losses and $6 of amortization of trademarks and other intangible assets.

Other income, net, in the prior three month period included $3 of income from equity investees. Other income, net, in the prior nine month period included $11 of income from equity investees, partially offset by $6 of amortization of trademarks and other intangible assets.

The effective tax rate on earnings from continuing operations was 33.4% and 34.0% for the current three and nine month periods, respectively, and 33.2% and 34.3% for the prior three and nine month periods, respectively. The higher tax rate for the current three month period was primarily due to higher tax on foreign earnings. The lower tax rate for the current nine month period was primarily due to higher uncertain tax position releases.

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

See Note 2 – Discontinued Operations to the Condensed Consolidated Financial Statements for more information regarding discontinued operations of Clorox Venezuela.

In the three months ended March 31, 2015, the Company recognized $30 of previously unrecognized tax benefits relating to other discontinued operations upon the expiration of the applicable statute of limitations. Recognition of these previously disclosed tax benefits had no impact on the Company’s cash flows or earnings from continuing operations for the three or nine months ended March 31, 2015.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments:

Cleaning

	Three Months Ended			Nine Months Ended
	3/31/2015	3/31/2014	% Change	3/31/2015	3/31/2014	% Change
Net sales	$442	$437	1%	$1,359	$1,348	1%

Earnings from continuing operations before income taxes	100	93	8	331	325	2

Volume, net sales, and earnings from continuing operations before income taxes increased by 1%, 1%, and 8%, respectively, in the current quarter. Both volume and sales grew primarily due to higher shipments in Home Care of both Clorox® disinfecting wipes, behind increased merchandising support and product innovation, and toilet cleaners. The increase is partially offset by lower shipments in Laundry of Greenworks® laundry detergent and Clorox® liquid bleach due to the impact of the recent price increase. The increase in earnings from continuing operations before income taxes was primarily driven by volume growth, the benefit of cost savings and price increases, partially offset by an increase in demand-building investments.

Volume, net sales, and earnings from continuing operations before income taxes increased by 1%, 1%, and 2%, respectively, in the current nine month period. Both volume and sales grew primarily due to higher shipments of Clorox® toilet bowl cleaner in Home Care. The Professional Products Division also grew volume, which was driven, in part, by Ebola and Enterovirus and concerns. The increase is partially offset by lower shipments of Clorox liquid bleach in Laundry, due mainly to category softness and continuing competitive activity. The increase in earnings from continuing operations before income taxes were driven by the benefit of cost savings and volume growth, partially offset by an increase in demand-building investments.

Household

	Three Months Ended			Nine Months Ended
	3/31/2015	3/31/2014	% Change	3/31/2015	3/31/2014	% Change
Net sales	$451	$428	5%	$1,214	$1,152	5%

Earnings from continuing operations before income taxes	102	76	34	205	169	21

Net sales and earnings from continuing operations before income taxes increased by 5% and 34%, respectively, in the current quarter, while volume remained flat. Volume was driven by higher shipments in Charcoal from increased merchandising support in anticipation of the grilling season, offset by lower shipments of Bags & Wraps, primarily due to the impact of price increases; and lower shipments of Cat Litter, largely due to continuing competitive activity. Net sales growth outpaced volume growth primarily due to the benefit of price increases in Bags & Wraps. The increase in earnings from continuing operations before income taxes was mainly due to higher sales, the benefits from cost savings and price increases, partially offset by higher logistics costs and an increase in demand-building investments.

Volume, net sales, and earnings from continuing operations before income taxes increased by 2%, 5%, and 21%, respectively, in the current nine month period. Volume grew primarily due to higher shipments in Charcoal from increased merchandising support in anticipation of the grilling season, partially offset by lower shipments of Bags & Wraps, primarily due to price increases. Net sales growth outpaced volume growth primarily due to the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to strong sales growth and the benefit of cost savings, partially offset by an increase in demand-building investments and higher commodity costs.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2015	3/31/2014	% Change	3/31/2015	3/31/2014	% Change
Net sales	$243	$237	3%	$705	$692	2%

Earnings from continuing operations before income taxes	71	67	6	200	189	6

Volume, net sales, and earnings from continuing operations before income taxes increased 2%, 3%, and 6%, respectively, in the current quarter. Volume grew primarily due to higher shipments of Burt’s Bees® natural personal care products, due to innovation in lip and face care products, and higher shipments of Hidden Valley® dry mixes and dips. These increases were partially offset by lower shipments of Brita® water-filtration products, primarily due to category softness and continued competitive activity. The increase in earnings from continuing operations before income taxes was driven by lower commodity costs, higher volume and the benefit of cost savings, partially offset by higher manufacturing and logistics costs and an increase in demand-building investments.

Volume, net sales, and earnings from continuing operations before income taxes increased by 2%, 2%, and 6%, respectively, in the current nine month period. Volume grew primarily due to high shipments of Burt’s Bees® natural personal care products, due to innovation and distribution gain in lip and face care products, partially offset by lower shipments of Brita® water-filtration products, primarily due to category softness and continued competitive activity. The variance between net sales and volume was primarily due to unfavorable mix. The increase in earnings from continuing operations before income taxes was driven by lower commodity costs, cost savings and favorable mix. These increases were partially offset by higher manufacturing and logistics costs.

International

	Three Months Ended			Nine Months Ended
	3/31/2015	3/31/2014	% Change	3/31/2015	3/31/2014	% Change
Net sales	$265	$264	-%	$820	$825	(1)%

Earnings from continuing operations before income taxes	17	23	(26)	67	87	(23)

Volume increased by 1% while net sales remained flat and earnings from continuing operations before income taxes decreased by 26% in the current quarter. Volume grew primarily due to higher shipments in Mexico and Canada, partially offset by lower shipments in Argentina and Asia. Volume growth outpaced net sales growth primarily due to unfavorable foreign currency exchange rates across most countries, partially offset by the benefit of price increases and favorable mix and assortment. The decrease in earnings from continuing operations before income taxes was primarily driven by the impact of higher selling and administrative expenses, driven by inflation and higher performance-based incentive compensation accruals; unfavorable foreign currency exchange rates; higher manufacturing and logistics costs; and higher commodity costs. These decreases were partially offset by the benefit of price increases, favorable mix and assortment and cost savings.

Volume increased by 4% while net sales and earnings from continuing operations before income taxes decreased by 1% and 23%, respectively, in the current nine month period. Volume in the International segment grew in the current nine month period, driven by higher shipments in Latin America, Canada, and Europe. Volume growth outpaced net sales growth primarily due to unfavorable foreign currency exchange rates, partially offset by the benefit of price increases and favorable mix and assortment. The decrease in earnings from continuing operations before income taxes was primarily due to the impact of unfavorable foreign currency exchange rates. Additionally, the Company continued to face inflationary pressures in Latin America, which resulted in higher selling and administrative expenses and manufacturing and logistics costs. These decreases were partially offset by the benefit of price increases and higher volume.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, property and equipment, other investments and deferred taxes.

	Three Months Ended			Nine Months Ended
	3/31/2015	3/31/2014	% Change	3/31/2015	3/31/2014	% Change

Losses from continuing operations before income taxes	$73	$33	121%	$171	$149	15%

The increase in losses from continuing operations before income taxes attributable to Corporate in the current quarter was primarily due to higher performance-based incentive compensation expense. In the current year, the Company anticipates that it will exceed its annual performance-based incentive targets; whereas, in the prior year, the Company fell significantly below these targets.

The increase in losses from continuing operations before income taxes attributable to Corporate in the current nine month period was primarily due to higher performance-based incentive compensation expense and foreign currency exchange losses. These increases were partially offset by a one-time benefit related to a change in the Company’s long-term disability plan to bring it more in line with the marketplace and one-time IT service provider transition costs in the prior period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of March 31, 2015. Net cash provided by continuing operations was $481 in the current nine month period, compared with $444 in the prior nine month period. Contributing factors include lower incentive compensation and tax payments in the current period, as well as the initial funding of the Company’s non-qualified deferred compensation plan in the year-ago period. These benefits were partially offset by $25 million in payments to settle interest-rate hedges related to the Company's issuance of long-term debt in December 2014. The company continues to use its cash flow to invest in its business, maintain debt leverage within its targeted range and return excess cash to stockholders through dividends and share repurchases. In the nine months ended March 31, 2015, the Company has repurchased about 1.5 million shares of its common stock at a cost of approximately $158 million.

Investing Activities

Capital expenditures were $83 in the current nine month period, compared with $87 in the prior nine month period. Capital spending as a percentage of net sales was approximately 2% in both the current and prior periods, respectively, which was essentially flat due to capital spending for manufacturing efficiencies at the same level in each period.

Financing Activities

Net cash used for financing activities was $348 in the current nine month period, compared with $267 in the prior nine month period. The change was primarily due to the repayment of $575 of long-term debt that matured in January 2015, partially offset by the issuance of $500 of long-term debt in December 2014. The proceeds from the debt issuance in December were primarily used for the debt repayment in January.

Share Repurchases and Dividends

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2015, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the current periods, the Company repurchased approximately 1.4 and 1.5 million shares, respectively, under its Evergreen Program, for an aggregate amount of $150 and $158, respectively. During the prior periods, the Company repurchased approximately 1.5 and 3.0 million shares, respectively, under its Evergreen Program, for an aggregate amount of $130 and $260, respectively. The Company did not repurchase any shares under the open-market purchase program during the current or prior periods.

During the current periods, the Company paid dividends per share of $0.74 and $2.22, respectively, equivalent to $97 and $288, respectively. During the prior periods, the Company paid dividends per share of $0.71 and $2.13, respectively, equivalent to $93 and $277, respectively.

Credit Arrangements

On October 1, 2014, the Company entered into a $1,100 revolving credit agreement (the Credit Agreement), which expires in October 2019. This agreement replaced a prior $1,100 revolving credit agreement in place since May 2012.

There were no borrowings under the Credit Agreement as of March 31, 2015, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and intangible asset impairment (Consolidated EBITDA) for the trailing four quarters (Consolidated Leverage ratio), as defined and described in the Credit Agreement, of 3.50.

The following table sets forth the calculation of the Consolidated Leverage ratio as of March 31, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

2015
Earnings from continuing operations	$588
Add back:
Interest expense	103
Income tax expense	307
Depreciation and amortization	172
Noncash intangible asset impairment charges	2
Deduct:
Interest income	3
Consolidated EBITDA	$1,169
Total debt	$2,166
Consolidated Leverage ratio	1.85

The Company is in compliance with all restrictive covenants and limitations in the Credit Agreement as of March 31, 2015, and anticipates being in compliance with all restrictive covenants for the foreseeable future.

The Company had $37 of foreign and other credit lines as of March 31, 2015; $4 was outstanding and the remainder of $33 was available for borrowing.

CONTINGENCIES

See Note 11 – Other Contingencies and Guarantees to the Condensed Consolidated Financial Statements for information on the Company’s contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 11 – Other Contingencies and Guarantees to the Condensed Consolidated Financial Statements for information on the Company’s off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 – Interim Financial Statements to the Condensed Consolidated Financial Statements for a summary of recently issued accounting pronouncements relevant to the Company.

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

No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2015.

	[a]	[b]	[c]	[d]

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 to 31, 2015	-	$-	-	$750,000,000
February 1 to 28, 2015	-	$-	-	$750,000,000
March 1 to 31, 2015	1,371,965	$109.33	1,371,965	$750,000,000
Total	1,371,965	$109.33	1,371,965
____________________

(1)	All of the shares purchased in March 2015 were acquired pursuant to the Company’s program to offset the potential impact of share dilution related to stock-based awards.

(2)	On May 13, 2013, the Company’s board of directors approved a share repurchase program authorizing up to $750 million in share repurchases. As of March 31, 2015, all of the $750 million remained available for repurchases. Since 1999, the Company has also had a share repurchase program, the purpose of which is to offset the impact of stock dilution related to share-based awards. On November 15, 2005, the board of directors approved the extension of the program, which has no specified cap. Neither of these programs has a specified termination date.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY (Registrant)

DATE: May 4, 2015	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.