Form 10-K
period 2015-06-30
CLOROX CO /DE/
filed 2015-08-21
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
____________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2015
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

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $13.7 billion.

As of July 31, 2015, there were 128,643,834 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2015, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2015

PART I

This Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, matters discussed below, including statements about future volume, sales, costs, cost savings, earnings, cash flows, plans, objectives, expectations, growth or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations on such words, and similar expressions that reflect our current views with respect to future events and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.

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

ITEM 1. BUSINESS

Overview of Business

The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with approximately 7,700 employees worldwide as of June 30, 2015, and fiscal year 2015 net sales of $5.7 billion. Clorox sells its products primarily through mass retail outlets, e-commerce channels, wholesale distributors, and medical supply distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners, Liquid-Plumr® clog removers, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® dressings and sauces, Brita® water-filtration products and Burt’s Bees® natural personal care products. The Company also markets brands through professional services channels, including infection control products for the healthcare industry under Clorox Healthcare®, HealthLink®, Aplicare® and Dispatch® brands. The Company manufactures products in more than a dozen countries and markets them in more than 100 countries. More than 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, Calif. in 1913 and is incorporated in Delaware.

The Company’s 2020 strategy, which was introduced in fiscal year 2014, focuses on delivering long-term, profitable growth and strong stockholder returns. The Company’s long-term financial goals include annual net sales growth of 3-5%, market share growth, annual EBIT margin growth of between 25-50 basis points and annual free cash flow as a percentage of net sales of about 10-12%.

In fiscal year 2015, the Company delivered strong results including 3% net sales growth and a 4% increase in diluted earnings per share from continuing operations despite a difficult environment, particularly in International markets that included unfavorable foreign exchange rates and slowing economies. The Company focused on driving profitable growth in its U.S. business, including continuing to invest in innovation and increasing brand investments to drive category growth and market share improvements. In particular, the Company launched new products in many categories in fiscal year 2015, including Clorox® ScrubSingles™; Clorox® Triple Action Dust Wipes; Burt’s Bees® facial products; Burt’s Bees® lip crayons; new flavors of Burt’s Bees® lip balms; Glad® OdorShield® Gain® Original Scent; new flavors of Hidden Valley® dressings; Fresh Step® light weight cat litter; and Kingsford® lightweight charcoal, among others. The Company also continued its focus on delivering cost savings to offset the impact of inflation, particularly on the cost of manufacturing and distributing its products.

Internationally, the Company faced particularly difficult political and economic challenges in Venezuela. For nearly three years and in the first quarter of fiscal year 2015, the Company’s affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela), was required to sell more than two-thirds of its products at prices frozen by the Venezuelan government. During this same period, Venezuela experienced cumulative triple-digit inflation resulting in significant increases in Clorox Venezuela's input costs leading to ongoing operating losses. Consequently, Clorox Venezuela discontinued operations in the first quarter of fiscal year 2015 and its results are reflected in discontinued operations in the Company’s Consolidated Statements of Earnings.

In fiscal year 2015, the Company also faced economic challenges in Argentina, including significant currency declines and inflation. However, the Company was able to partially offset these economic factors by implementing price increases and delivering cost savings in Argentina.

To partially offset economic challenges in international markets, including foreign currency declines and slowing economies, the Company focused on cost savings, operational efficiencies and, wherever possible, implemented price increases in order to mitigate high inflation. Despite the slowing of certain international economies, the Company’s international business continued to play an important strategic role, with No. 1 and No. 2 brands in multiple countries. In addition, the Company continued to expand its Burt’s Bees® brand internationally.

In fiscal year 2015, the Company repurchased approximately 4 million shares of its common stock for $434 million, returned $385 million in dividends to stockholders and announced a 4% increase in its quarterly dividend, payable in August 2015.

Finally, the Company continued its commitment to corporate responsibility by maintaining strong and transparent environmental, social and governance practices. In fiscal year 2015, the Company continued to reduce its water and energy use, waste to landfill and its greenhouse gas emissions, receiving two Climate Leadership Awards from the Environmental Protection Agency. The Company was also recognized as one of the most responsible companies by Corporate Responsibility magazine and one of the greenest companies in the 2015 Newsweek Green Rankings. In fiscal year 2015, The Clorox Company Foundation awarded approximately $4 million in cash grants, and the Company made product donations valued at approximately $4 million and contributed another $1 million to deserving nonprofits through cause marketing programs for social and charitable causes.

For additional information on recent business developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, incorporated herein by reference.

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

●

International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

Three of the Company’s product lines have accounted for 10% or more of consolidated net sales during each of the past three fiscal years. In fiscal years 2015, 2014 and 2013, sales of liquid bleach represented approximately 14%, 13% and 14% of the Company’s consolidated net sales, respectively, approximately 26% of net sales for each such years in the Cleaning segment, and approximately 27%, 28% and 28% of net sales in the International segment, respectively. Sales of trash bags represented approximately 14%, 13% and 13% of the Company’s consolidated net sales in each of the fiscal years 2015, 2014 and 2013, respectively, approximately 38%, 36% and 37% of net sales in the Household segment, respectively, and approximately 8%, 8% and 10% of net sales in the International segment, respectively. Sales of charcoal represented approximately 11%, 11% and 10% of the Company’s consolidated net sales and approximately 34%, 34% and 32% of net sales in the Household segment in fiscal years 2015, 2014 and 2013, respectively.

Information about the results of each of the Company’s reportable segments for the last three fiscal years and total assets as of the end of the last three fiscal years, reconciled to the consolidated amounts, is set forth below. For additional information, refer to the information set forth under the caption “Segment Results from Continuing Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1.

(Dollars in millions)	Fiscal Year	Cleaning	Household	Lifestyle	International	Corporate	Total Company
Net sales	2015	$1,824	$1,794	$950	$1,087	$-	$5,655
	2014	1,776	1,709	936	1,093	-	5,514
	2013	1,783	1,693	929	1,128	-	5,533
Earnings (losses) from
continuing operations before
income taxes	2015	445	375	257	79	(235)	921
	2014	428	326	258	99	(227)	884
	2013	420	336	259	95	(258)	852
Total assets	2015	876	725	860	1,057	646	4,164
	2014	887	745	869	1,190	567	4,258

Principal Markets and Methods of Distribution

In the United States, most of the Company’s products are nationally advertised and sold to mass merchandisers, warehouse clubs, and dollar, military and other types of retail stores primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. The Company sells institutional, janitorial, and food-service versions of many of its products through distributors, and sells healthcare products through a direct sales force and medical supply distributors. Outside the United States, the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners. Additionally, the Company sells many of its products through online retailers and sells its Burt’s Bees® natural personal care products directly to consumers online.

Financial Information About Foreign and Domestic Operations

For detailed financial information about the Company’s foreign and domestic operations, including net sales and property, plant and equipment, net, by geographic area, see the Notes to Consolidated Financial Statements in Exhibit 99.1.

Sources and Availability of Raw Materials

The Company purchases raw materials from numerous unaffiliated domestic and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, diesel, sodium hypochlorite, corrugated cardboard and agricultural commodities. Sufficient raw materials were available during fiscal year 2015 but costs for many materials continued to increase amid volatility and inflation in some key geographic and commodity markets, which the Company expects to continue in fiscal year 2016. The Company generally utilizes supply and forward-purchase contracts to help ensure availability and help manage the volatility of the pricing of raw materials needed in its operations. However, the Company is nonetheless highly exposed to changes in the prices of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 and “Risk Factors – Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services could harm the Company’s profits and cash flow” in Item 1.A.

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

Customers

Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 27% and 27% of consolidated net sales for each of the fiscal years ended June 30, 2015, 2014 and 2013, respectively, and occurred in each of the Company’s reportable segments. No other customers accounted for more than 10% of consolidated net sales in any of these fiscal years. During fiscal years 2015, 2014 and 2013, the Company’s five largest customers accounted for 45% of its consolidated net sales for each of the three fiscal years.

Competition

The markets for consumer products are highly competitive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands. Competition comes from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. Depending on the product, the Company’s products compete on product performance, brand recognition, price, value or other benefits to consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it typically requires continued advertising and promotional support and ongoing product improvements to maintain its relative market position. For further information regarding the intense competition the Company faces, see “Risk Factors – The Company faces intense competition in its markets, which could lead to reduced net sales, profitability and cash flow” in Item 1.A.

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

The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop commercially viable consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $136 million, $125 million and $130 million in fiscal years 2015, 2014 and 2013, respectively, on direct research activities relating to the development of new products and/or the improvement of existing products. In addition, the Company obtains technologies from third parties for use in its products. Royalties relating to such technologies are reflected in the Company’s cost of sales. For further information regarding the Company’s research and development costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1.

Environmental Matters

For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liabilities that could adversely affect the Company’s results of operations or financial condition” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.

Number of Persons Employed

As of June 30, 2015, the Company employed approximately 7,700 people.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at TheCloroxCompany.com under Investors/Financial Reporting/SEC Filings. Information relating to corporate governance at Clorox, including the Company’s Code of Conduct, the Clorox Company Board of Directors Governance Guidelines and Board Committee charters, including charters for the Management Development and Compensation Committee, the Audit Committee, and the Nominating and Governance Committee, is available at TheCloroxCompany.com under Corporate Responsibility/Performance/Corporate Governance or http://www.thecloroxcompany.com/corporate-responsibility/performance/corporate-governance. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Report.

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

The Company faces intense competition from consumer product companies both in the United States and in its international markets. Most of the Company’s products compete with other widely advertised brands within each product category. The Company also faces competition from retailers, including club stores, dollar stores and mass merchandisers, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. During times of economic uncertainty, consumers tend to purchase more “private label” or other economy brands. Increased purchases of “private label” products could reduce sales volumes of the Company’s higher-margin products or there could be a shift in product mix to lower-margin offerings.

The Company’s products generally compete on the basis of product performance, brand recognition, price, value or other benefits to consumers. Advertising, promotion, merchandising and packaging also have significant impacts on consumer purchasing decisions, and the Company is increasingly using digital media marketing and promotional programs to reach consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it typically requires continued advertising, promotional support and product improvements to maintain its relative market position. If the Company’s advertising, marketing and promotional programs, including its use of digital media to reach consumers, are not effective or adequate, the Company’s sales and volume may be negatively impacted.

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

Uncertain worldwide, regional and local economic conditions and financial market volatility may negatively impact the Company and consumers of its products, which would negatively affect the Company’s financial performance and liquidity.

Although the Company continues to devote significant resources to support its brands, uncertain economic conditions may continue to negatively affect consumer demand for the Company’s products. Consumers may also be sensitive to economic uncertainty or unfavorable economic conditions and reduce discretionary spending, which may lead to reduced sales volumes or cause a shift in the Company’s product mix from higher-margin to lower-margin products. Consumers may increase purchases of lower-priced or “private label” products, and the Company’s competitors may increase levels of advertising and promotional activity for lower-priced products as they seek to maintain sales volumes during uncertain economic times, which may negatively impact the Company’s sales and volume.

Global markets continued to experience significant disruptions during fiscal year 2015, and continuing volatility, particularly in Argentina, could continue to harm the Company’s business. In addition, financial market volatility could adversely affect the Company’s liquidity and capital resources. Uncertain economic conditions and financial market volatility may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. If customers’ financial conditions are severely affected, customers may reduce their purchases of the Company’s products or the Company may not be able to collect accounts receivable, each of which could have a material adverse impact on the Company’s operations or financial results.

Sales growth objectives may be difficult to achieve, and price increases, market and category declines and changes to the Company’s product and geographic mix may adversely impact the Company’s financial results.

A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2015, approximately 82% of the Company’s net sales were generated in U.S. markets. U.S. markets for cleaning products are generally characterized by high household penetration. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, expansion into new product categories, channels and countries, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that grow its product categories and develop, acquire or successfully launch new products, it may not achieve its sales growth objectives. Even when the Company is successful in increasing market share within particular product categories, a decline in the markets for such product categories can have a negative impact on the Company’s financial results.

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

In fiscal year 2015, approximately 18% of the Company’s net sales were generated in international markets, including approximately 4% of the Company’s net sales in Argentina. The Company faces and will continue to face substantial risks associated with having foreign operations, including the following:

●	economic or political instability, particularly in Argentina;
●

price controls and related government actions, particularly in Argentina where the devaluation of the Argentine peso and high inflation have negatively affected the Company’s net sales and net earnings;

●	risks related to the Company’s discontinued operations in Venezuela;
●

foreign currency fluctuations, currency controls and inflation, which may adversely affect the Company’s ability to do business in certain markets and reduce the U.S. dollar value of revenues, profits or cash flows it receives from non-U.S. markets;

●	difficulty in obtaining non-local currency (e.g., U.S. dollars) to pay for the raw materials needed to manufacture the Company’s products and contract-manufactured products;
●	restrictions on or costs related to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations, particularly in Argentina;
●	the imposition of tariffs, trade restrictions, import and export laws or other government actions generating a negative impact on the Company’s business;
●	the possibility of nationalization, expropriation of assets or other similar government actions;
●	difficulties in hiring and retaining qualified employees;
●	civil unrest, work stoppages and labor disputes;
●	employment litigation related to employees, contractors and suppliers, particularly in Argentina;

●	difficulties in obtaining or unavailability of raw materials;
●	increased credit risk of customers, suppliers and distributors;
●

potential harm to third parties, the Company’s employees and/or surrounding communities, and related liabilities, from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach;

●	difficulties in enforcing intellectual property and contractual rights;
●	lack of well-established or reliable, and impartial legal systems in certain countries where the Company operates; and
●

challenges relating to enforcement of or compliance with local laws and regulations and with U.S. laws affecting operations outside of the United States, including without limitation, the Foreign Corrupt Practices Act.

Argentina presents a difficult operating environment, including price controls on some of the Company’s products, a devaluing currency and inflation. More broadly, the risks described above could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial position. For example, the Company’s inability to raise prices as a result of price controls could continue to adversely affect the Company’s margins, profitability and cash flow, and make it difficult for the Company to offset other risks, such as high inflation. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

In addition, the Company is exposed to foreign currency exchange rate risks with respect to its sales, profits and cash flow driven by movements of the U.S. dollar relative to other currencies. Although the Company uses instruments to hedge certain foreign currency risks, these hedges only offset a small portion of the Company’s exposure to foreign currency fluctuations and, therefore, the Company’s reported earnings may be negatively affected by changes in foreign exchange rates.

Inflation is another risk associated with the Company’s international operations. For example, Argentina could in the future be designated as a highly inflationary economy. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of subsidiaries operating in highly inflationary economies are recorded in net earnings. Other countries in which the Company operates may also become highly inflationary or such countries’ currencies may be devalued, or both, which may negatively impact the Company’s operations and financial results.

For further information regarding Argentina, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1.

The Company is subject to risks related to its discontinued operations in Venezuela.

On September 22, 2014, the Company’s Venezuela subsidiary announced that it was discontinuing its operations, effective immediately, and seeking to sell its assets. On September 26, 2014, the Company reported that Venezuelan Vice President Jorge Arreaza announced, with endorsement by President Nicolás Maduro, that the Venezuelan government had occupied the production facilities of the Company’s Venezuela subsidiary. On November 6, 2014, the Company reported that the Venezuelan government had published a resolution granting a government-sponsored Special Administrative Board full authority to restart and operate the business formerly operated by the Company’s Venezuela subsidiary, thereby reaffirming the government’s expropriation of its assets. Further, President Nicolás Maduro announced the government’s intention to facilitate the resumed production of bleach and other cleaning products at the Venezuela plants. The Venezuelan government’s actions raise grave concerns, as the production of cleaning products, in particular bleach, is a highly specialized and technical process. Any restarting of operations in Venezuela is or would be without the consent or involvement of the Company and its affiliates, and any resumed production processes would be outside the Company’s control. The Company has advised repeatedly that it and its affiliates cannot be responsible for the safety of any workers and the surrounding communities or for the safety, quality or effectiveness of any product that may be produced under the Venezuelan government’s takeover or any use of the names and trademarks of the Company and its affiliates. Nevertheless, the Company may face liabilities or costs associated with any such unauthorized resumption of operations by the Venezuelan government or others.

Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services could harm the Company’s profits and cash flow.

Volatility and increases in the costs of raw materials, including resin, sodium hypochlorite, linerboard, soybean oil, solvent, corrugated cardboard and other chemicals and agricultural commodities, or increases in the cost of energy, transportation, labor and other necessary supplies or services may harm the Company’s profits and operating results. We distribute our products and receive raw materials primarily by rail and truck. Reduced availability of rail or trucking could cause us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials in a timely manner.

The Company believes commodity and other cost increases are possible in the future. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, its profits and operating results will be harmed. In addition, if the Company increases the prices of its products in response to increases in the cost of commodities, and commodity costs decline, the Company may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases, which could adversely affect its financial condition and results of operations.

To reduce the cost volatility associated with anticipated commodity purchases, the Company uses derivative instruments, including commodity futures and swaps. The extent of the Company’s derivative position at any given time depends on the Company’s assessment of the markets for these commodities, the cost volatility in the markets and the cost of the derivative instruments. Many of the commodities used by the Company in its products do not have actively traded derivative instruments. If the Company does not or is unable to take a derivative position and costs subsequently increase, or if it institutes a position and costs subsequently decrease, the Company’s costs may be greater than anticipated or higher than its competitors’ costs and the Company’s financial results could be adversely affected. For further information regarding the Company’s use of derivative instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1.

Reliance on a limited base of suppliers may result in disruptions to the Company’s business.

The Company relies on a limited number of suppliers for certain commodities and raw material inputs, including sole-source and single-source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. New suppliers may have to be qualified under governmental, industry and Company standards, which can require additional investment and time. The Company could experience disruptions in production and its financial results and relationships with customers could be adversely affected if the Company is unable to qualify any needed new suppliers or maintain supplier arrangements and relationships, if it is unable to contract with suppliers at the quantity, quality and price levels needed for its business or if any of the Company’s key suppliers becomes insolvent, experiences financial distress or environmental, economic or other outside factors impact its operations.

The Company may not successfully develop and introduce new products and line extensions or successfully expand into adjacent categories and countries, which could adversely impact its financial results.

The Company’s future performance and growth depends on innovation and its ability to successfully develop or license and introduce new products, brands, line extensions and product improvements or enter into or expand into adjacent product categories, sales channels or countries. The Company cannot be certain that it will successfully achieve its innovation goals. The development and introduction of new products require substantial and effective research and development and marketing expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. In addition, effective and integrated systems are required for the Company to gather and use consumer data and information to successfully market its products. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and the Company’s profits could be adversely affected. In addition, if sales generated by new products cause a decline in sales of the Company’s existing products, the Company’s operating and financial results could be materially adversely affected.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 27% and 27% of consolidated net sales for each of the fiscal years ended June 30, 2015, 2014 and 2013, respectively, and occurred in each of the Company’s reportable segments. No other individual customer accounted for more than 10% of consolidated net sales in any of these fiscal years. During fiscal years 2015, 2014 and 2013, the Company’s five largest customers accounted for 45% of its consolidated net sales for each of the three fiscal years. The Company expects that a significant portion of its revenues will continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to “private label” or competitors’ products, may harm the Company’s sales and reduce the ability of the Company to offer new innovative and improved products to consumers.

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

The Company continues to see retailer consolidation both in the United States and internationally. This trend has resulted in the increased size and influence of large consolidated retailers, who may change their business strategies, demand lower pricing or special packaging or impose other burdensome requirements on product suppliers. These business demands may relate to inventory practices, logistics, a shift in focus away from branded products toward “private label” or other aspects of the customer-supplier relationship. These large consolidated companies could also exert additional competitive pressure on the Company’s other customers, which could in turn lead to such customers demanding lower pricing or special packaging or imposing other onerous requirements on the Company. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease due to customer inventory reductions or otherwise, the Company’s business, financial condition and results of operations may be harmed.

Government regulations could impose material costs.

Generally, the manufacture, packaging, labeling, storage, distribution and advertising of the Company’s products and the conduct of its business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the United States, many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission, and the Company’s product claims and advertising are regulated by the Federal Trade Commission, among other regulatory agencies. Most states have agencies that regulate in parallel to these federal agencies. The Company’s international operations are also subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. There is also a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, the Company could be subject to inquiries or investigations by governmental and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with applicable law could expose the Company to significant fines, penalties or other sanctions that may harm the business and reputation of the Company.

In particular, because of the Company’s extensive international operations, we could be adversely affected by violations of the Foreign Corrupt Practices Act and similar worldwide anti-bribery laws. The Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, results of operations, cash flows and financial condition.

It is expected that federal, state and foreign governments will continue to introduce new and expanded legislation affecting the Company’s operations, which may require the Company to increase its resources, capabilities and expertise in such areas. For example, the Company is subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards, and new and increased regulation in other areas, such as with respect to “conflict minerals.” Such regulation could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs. In addition, pending legislative initiatives and adopted legislation in the areas of healthcare reform and other areas, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act and legislation in the area of taxation of domestic and foreign profits, executive compensation and corporate governance, could also increase the Company’s costs. These risks may be increased by the Company’s acquisitions of HealthLink and Aplicare, Inc., which manufacture products subject to additional regulations.

If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to civil remedies, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. As the Company expands its natural personal care and healthcare businesses such as through Burt’s Bees®, HealthLink®, Aplicare® and Caltech Industries, an increasing number of its products have and will become subject to regulations and laws relating to drugs and medical devices. In order to comply with these laws and regulations, the Company may be required to make changes to product formulation, labeling or marketing claims, perform additional testing to substantiate its product claims, make costly changes in its manufacturing processes or supply chain or stop selling certain products until corrective actions have been taken.

Cyber-attacks, privacy breaches or a failure of key information technology systems could adversely impact the Company’s ability to conduct business.

The Company relies extensively on information technology systems, many of which are managed by third-party service providers, in order to conduct its business. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers and other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal and tax requirements and implementing other processes involved in managing the business. The Company has made significant progress with its implementation of enterprise-wide upgrades to its hardware, software and operating systems, including its enterprise system in Latin America, which replaced legacy systems and is expected to streamline operations and enable future growth. However, legacy systems remain in countries where the Company conducts business outside of the United States and Latin America. If the Company’s existing and/or future technology systems, third-party service providers and processes do not adequately support the future growth of the Company’s business, the Company’s business may be adversely impacted.

Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches and other disruptions from unauthorized users or system failures, including Internet outages. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in its ability to manage or conduct business, which may adversely impact the Company’s business. Furthermore, the Company sells its Burt’s Bees® natural personal care products and other products directly to consumers online, provides websites, mobile apps and connected devices, and offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. The Company understands that in August 2015, the federal government brought an indictment against brokers and hackers for stealing advanced, nonpublic press releases of various public companies from news wires and trading on securities using the information from such press releases. If the Company suffers a loss as a result of a breach or other breakdown in its technology system or such a breach or other breakdown, including such cyber-attack or other incident involving one of the Company’s vendors, results in unauthorized disclosure of business, financial, personal or stakeholder information, the Company may suffer reputational, competitive and/or business harm and may be exposed to legal liability, which may adversely affect the Company’s results of operations and/or financial condition. In addition, if the Company’s service providers, suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders, which would adversely affect the Company’s operations.

Acquisitions, new venture investments and divestitures may not be successful, which could impact the Company’s operations and financial results.

In connection with the Company’s strategy, the Company expects to continue to seek to increase growth through acquisitions. Not only is it difficult to identify and successfully negotiate suitable strategic acquisitions at attractive prices, but these transactions also involve numerous risks, including risks relating to the Company’s ability to:

●

successfully integrate acquired companies, products, systems or personnel into the Company’s existing business, especially with respect to businesses or operations that are outside of the United States;

●	minimize any potential interruption to the ongoing business of the Company or the acquired company;
●	successfully enter categories and markets in which the Company may have limited or no prior experience;
●	achieve expected synergies and obtain the desired financial or strategic benefits from acquisitions;
●	retain key relationships with employees, customers, partners and suppliers of acquired companies; and
●	maintain uniform standards, controls, procedures and policies throughout acquired companies.

Acquired companies or operations or newly created ventures may not be profitable or may not achieve sales levels and profitability and cash flow that justify the investments. Future acquisitions or ventures could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, including litigation, an increase in expenses related to certain assets and increased operating expenses, all of which could adversely affect the Company’s results of operations and financial condition. Future acquisitions of foreign companies or new foreign ventures would subject the Company to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities relating to the Foreign Corrupt Practices Act. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record impairment charges related to goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results.

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

In addition, any potential future acquisitions, new ventures or divestitures may divert the attention of management and resources from matters that are core or critical to the Company’s business.

Profitability and cash flow could suffer if the Company is unable to successfully implement its strategies, generate anticipated cost savings and efficiencies or efficiently manage supply chain and manufacturing processes.

The Company continues to implement plans to improve its competitive position by setting aggressive annual cost savings targets, and it expects ongoing cost savings from its continuous improvement activities. The Company anticipates these continuing cost savings will result from reducing material costs and manufacturing inefficiencies and realizing productivity gains, distribution efficiencies and overhead reductions. If the Company cannot successfully implement its cost savings plans or the cost of making these changes increases, the Company may not realize all anticipated benefits, which could adversely affect its financial results or its long-term strategies, such as the 2020 Strategy, which includes financial goals such as annual net sales growth of 3-5%, market share growth, annual EBIT margin growth between 25-50 basis points and annual free cash flow as a percentage of net sales of about 10-12%. The Company also continues to seek to penetrate new markets and introduce new products and product improvements. These goals and strategies may not be implemented or may fail to achieve desired results. In addition, the Company expects to continue to restructure its operations as necessary to improve operational efficiency, including occasionally closing facilities or plants. Gaining additional efficiencies may become increasingly difficult over time, there may be one-time costs relating to facility closures or other restructurings and anticipated cost savings and the Company’s strategies may not be implemented or may fail to achieve desired results. If the Company is unable to implement its strategies or if its strategies do not achieve the intended effects, if it does not realize cost savings and other efficiencies or if it is unable to efficiently manage its supply chain and manufacturing processes, the Company’s financial results could suffer. These plans and strategies could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s financial results.

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

In addition, the Company is, and may in the future become, a party to litigation and other disputes, including advertising disputes with competitors, consumer class actions, labor claims, securities litigation and litigation in foreign jurisdictions. In general, claims made by or against the Company in litigation, disputes or other proceedings have been and can in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect its business or financial results or condition. It is not possible to predict the final resolution of the litigation, disputes or proceedings with which the Company currently is or may in the future become involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these matters, including litigation related to its discontinued operations in Brazil.

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

Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve the Company’s reputation and the reputation of its brands. These programs include ethics and compliance, sustainability and product safety and quality initiatives. Despite these efforts, negative publicity about the Company, including product safety, quality, efficacy or similar concerns, whether real or perceived, could occur, and the Company’s products could face withdrawal, recall or other quality issues. The Company also licenses certain of its brands to third parties, which creates additional exposure for those brands to product safety, quality and other concerns. In addition, widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination. Negative or inaccurate publicity, posts or comments about the Company or its brands, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media. Such events, if they were to occur, could harm the Company’s image and adversely affect its business, as well as require resources to rebuild the Company’s reputation.

Environmental matters create potential liabilities that could adversely affect the Company’s results of operations or financial condition.

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

The Company had a recorded liability of $12 million and $14 million as of June 30, 2015 and 2014, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounts for a substantial majority of the recorded liability as of both June 30, 2015 and 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.

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

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party ideas or technologies, such a finding could result in the need to cease use of a trademark, trade secret, copyrighted work or patented invention in the Company’s business and the obligation to pay a substantial amount for past infringement. If holders are willing to permit the Company to continue to use such intellectual property rights, they could require a payment of a substantial amount for continued use of those rights. Either ceasing use or paying such amounts could cause the Company to become less competitive and could have a material adverse impact on the Company’s business, operating results and financial condition.

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

As of June 30, 2015, the Company had over $2 billion of debt, including $300 million of senior unsecured notes that mature in fiscal year 2016. The Company’s substantial indebtedness could have important consequences. For example, it could:

●

require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions and other general corporate purposes;

●	limit the Company’s flexibility in planning for or reacting to general adverse economic conditions or changes in its business and the industries in which it operates;
●	place the Company at a competitive disadvantage compared to its competitors that have less debt; and
●	limit, along with the financial and other restrictive covenants in the Company’s debt documents, its ability to borrow additional funds.

Additionally, failure by the Company to comply with the financial and other restrictive covenants in its debt documents could result in an event of default that, if not cured or waived, could have a significant adverse effect on the Company. Further, certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of June 30, 2015, the Company and each of its counterparties had been assigned investment-grade ratings with both Standard & Poor’s and Moody’s. However, if the Company’s credit rating were to fall below investment grade, the counterparties to the derivative instruments in net liability positions could request full collateralization.

The Company may incur substantial additional indebtedness in the future to fund acquisitions, repurchase shares or fund other activities for general business purposes, subject to compliance with the Company’s existing restrictive debt covenants. As of June 30, 2015, the Company could add approximately $2 billion in incremental debt and remain in compliance with restrictive debt covenants, although the actual amount that the Company may be able to borrow in the future may not equal this amount. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to possible downgrades in the Company’s credit rating, economic conditions or otherwise.

The Company may not continue to pay dividends or repurchase its stock.

Although the Company has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its shares subject to certain limitations under its share repurchase programs, any determinations by the board of directors to continue to declare and pay cash dividends on the Company’s common stock or to repurchase the Company’s common stock will be based primarily upon the Company’s financial condition, results of operations and business requirements, the price of its common stock in the case of the repurchase program and the board of directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The Company’s ability to continue to declare and pay cash dividends will depend upon, among other things, its cash balances and future cash requirements, results of operations, financial condition and net earnings, all of which are subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control. In the event the Company does not declare and pay a quarterly dividend or discontinues its share repurchases, the Company’s stock price could be adversely affected.

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

Significant judgment is required to determine the Company’s effective tax rate and evaluate its tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Company’s effective tax rate and the Company’s financial results. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter could increase the effective tax rate, which would have an adverse effect on the Company’s operating results. Any resolution of a tax issue may require the use of cash in the year of resolution. For additional information, see the information set forth in the Notes to Consolidated Financial Statements in Exhibit 99.1.

The estimates and assumptions on which the Company’s financial statement projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s future cash flows and stock price.

The Company’s financial statement projections are dependent on certain estimates and assumptions related to, among other things, category growth, market share projections, product pricing, foreign exchange rates, commodity prices, cost savings, accruals for estimated liabilities, including litigation reserves, goodwill, market share projections, measurement of benefit obligations for pension and other postretirement benefit plans and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its shares, make acquisitions, pay dividends and meet debt obligations. While the Company’s projections are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, the Company’s actual results may differ materially from its financial outlook. Any material variation between the Company’s projections and its actual results may adversely affect the Company’s future cash flows and stock price.

The Company’s business could be negatively impacted as a result of stockholder activism or an unsolicited takeover proposal or a proxy contest.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies, including the Company. During fiscal years 2012 and 2011, the Company was the target of an unsolicited takeover proposal from a stockholder activist, which resulted in significant costs to the Company. If such a proposal were to be made again, the Company would incur significant costs, which would have an adverse effect on the Company’s financial results. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees, and any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that the Company needs a change in the direction of its business, the perception that the Company is unstable or lacks continuity, which may be exploited by our competitors, and cause concern to our current or potential customers, and may make it more difficult to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Production and Distribution Facilities

The Company owns or leases and operates 24 manufacturing facilities in North America and owns or leases and operates 13 manufacturing facilities outside North America. The Company also leases six regional distribution centers in North America and several other warehouse facilities in the U.S. and international markets. Management believes the Company’s owned and leased production and distribution facilities are adequate to support the business efficiently, and that the Company’s properties and equipment have generally been well maintained. The Company is continually performing a supply-chain efficiency analysis, which may lead to closures of domestic and international manufacturing facilities and the redistribution of production between its remaining facilities and contract manufacturers to optimize availability and capacity and to seek to reduce operating costs.

Offices and Research and Development Facilities

Since 2011, the Company has leased a facility located in Pleasanton, Calif., which houses the Company’s research and development group as well as other administrative and operational support personnel. The facility features state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. The Company leases office space in Oakland, Calif. for its corporate headquarters. The Company owns a research and development facility located at its plant in Buenos Aires, Argentina. The Company also conducts research and development activities and engineering research in leased facilities in Meriden, Ct.; Kennesaw, Ga.; Willowbrook, Il.; Midland, Mi.; Cincinnati, Oh.; and Durham, NC. Leased sales offices and other facilities are located at a number of other locations.

Encumbrances

None of the Company’s owned facilities are encumbered to secure debt owed by the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to routine litigation incidental to its business in the United States and in international locations, including various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, commercial, administrative, employment and other matters. Although the results of claims and litigation cannot be predicted with certainty, based on management’s analysis, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for or disclosed in the Company’s consolidated financial statements in Exhibit 99.1, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, year first elected and current titles of each of the executive officers of the Company as of July 31, 2015, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Benno Dorer	51	2009	Chief Executive Officer
James Foster	52	2009	Executive Vice President – Product Supply, Enterprise Performance and IT
Jacqueline P. Kane	63	2004	Executive Vice President – Human Resources & Corporate Affairs
Stephen M. Robb	50	2011	Executive Vice President – Chief Financial Officer
Laura Stein	53	2005	Executive Vice President – General Counsel
Frank A. Tataseo	61	2004	Executive Vice President – New Business Development
Nikolaos Vlahos	47	2013	Executive Vice President – Chief Operating Officer – Household, Lifestyle and Core Global Functions
Dawn Willoughby	46	2013	Executive Vice President – Chief Operating Officer, Cleaning, International &
			Professional Products
Jon Balousek	46	2013	Senior Vice President – General Manager, Specialty Division
Michael J. Costello	48	2011	Senior Vice President – International
Denise Garner	52	2015	Senior Vice President – Chief Innovation Officer
Matthew Laszlo	45	2015	Senior Vice President – Chief Customer Officer
Eric Reynolds	45	2015	Senior Vice President – Chief Marketing Officer

There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information.

Benno Dorer was elected chief executive officer of the Company in November 2014. He was executive vice president – chief operating officer, cleaning, international and corporate strategy from January 2013 until November 2014. From March 2011 to December 2012, he served as senior vice president – cleaning division and Canada. He served as senior vice president – general manager, cleaning division from June 2009 to March 2011.

James Foster was elected executive vice president – product supply, enterprise performance and IT in November 2014. He was senior vice president – chief product supply officer from June 2009 to November 2014.

Jacqueline P. Kane was elected executive vice president – human resources & corporate affairs in February 2015. She was senior vice president – human resources & corporate affairs from January 2005 to February 2015.

Stephen M. Robb was elected executive vice president – chief financial officer in November 2014. He was senior vice president – chief financial officer from November 2011 to November 2014. From January 2011 until November 2011, he served as vice president – global finance. He served as vice president – financial planning & analysis from October 2004 to January 2011.

Laura Stein was elected executive vice president – general counsel in February 2015. She was senior vice president – general counsel from January 2005 to February 2015.

Frank A. Tataseo was elected executive vice president – new business development in November 2014. He was executive vice president – professional products division, mergers & acquisitions, partnerships and IT from January 2013 to November 2014. From January 2009 to December 2012, he served as executive vice president – strategy & growth and professional products.

Nikolaos Vlahos was elected executive vice president – chief operating officer, household, lifestyle, and core global functions in September 2014. He was senior vice president – chief customer officer from March 2013 to September 2014. From March 2011 to February 2013, he served as vice president – general manager, Burt’s Bees®. He served as vice president – general manager, laundry, Brita® and Green Works®, from March 2009 to February 2011.

Dawn Willoughby serves as executive vice president – chief operating officer, cleaning, international and professional products, having taken on responsibility for cleaning and international in September 2014 and for professional products in November 2014. She was senior vice president – general manager, cleaning division from January 2013 to September 2014. She served as vice president – general manager, Home Care, from October 2012 to January 2013, and vice president – general manager, Glad® Products from January 2010 to October 2012.

Jon Balousek was elected senior vice president – general manager, specialty division effective January 2013. He served as vice president – general manager, litter, food and charcoal from October 2011 to December 2012, and vice president – marketing, cleaning division from October 2008 to September 2011.

Michael J. Costello was elected senior vice president – international effective September 2013. He served as vice president – general manager, international, from March 2011 to August 2013. From July 2009 through March 2011, he served as vice president – general manager, Latin America and Europe.

Denise Garner was elected senior vice president - chief innovation officer effective January 2015. She served as vice president, R&D – global cleaning & international, from January 2010 to December 2014.

Matthew Laszlo was elected senior vice president – chief customer officer effective October 2014. He served as vice president & general manager – professional products division, from October 2013 to October 2014. From January 2012 to October 2013 he was vice president – sales, professional products division. From January 2010 to January 2012 he was director – field sales, professional products division.

Eric Reynolds was elected senior vice president – chief marketing officer effective January 2015. He served as vice president – general manager, Europe, Middle East, Africa and Asia from May 2012 to January 2015. From May 2011 to April 2012 he was director, international business development. From June 2008 to April 2011 he was general manager, Caribbean.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the New York Stock Exchange. The high and low sales prices quoted for the New York Stock Exchange-Composite Transactions Report for each quarterly period during the past two fiscal years appear in the Notes to Consolidated Financial Statements in Exhibit 99.1, incorporated herein by reference.

Holders

The number of record holders of the Company’s common stock as of July 31, 2015, was 11,269 based on information provided by the Company’s transfer agent.

Dividends

The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in the Notes to Consolidated Financial Statements in Exhibit 99.1, incorporated herein by reference.

Equity Compensation Plan Information

See Part III, Item 12 hereof.

Issuer Purchases of Equity Securities

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2015.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2015	1,103,324	$109.15	1,103,324	(2)
May 1 to 31, 2015	1,348,425	107.44	1,348,425	(2)
June 1 to 30, 2015	100,000	107.22	100,000	(2)
	2,551,749	$108.17	2,551,749

(1)	Shares purchased in April 2015, May 2015 and June 2015 were acquired pursuant to the Company’s share repurchase program to offset the impact of share dilution related to share-based awards (the Evergreen Program).
(2)	The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of June 30, 2015, and the Evergreen Program, the purpose of which is to offset the impact of anticipated share dilution related to share-based awards and which has no specified cap.

ITEM 6. SELECTED FINANCIAL DATA

This information appears under “Five-Year Financial Summary” in Exhibit 99.1, incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, incorporated herein by reference.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information appears under “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These statements and data appear in Exhibit 99.1, incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.

Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included in Exhibit 99.1, incorporated herein by reference.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Earnings for the fiscal years ended June 30, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2015, 2014 and 2013.

Consolidated Balance Sheets as of June 30, 2015 and 2014.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2, incorporated herein by reference.

(b)	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-07151	3(iii)	February 14, 2000
3.2	Bylaws (amended and restated).	8-K	001-07151	3.1	November 20, 2009
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-07151	4.1	December 9, 2014
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	The Clorox Company 1996 Stock Incentive Plan, adopted as of November 28, 2001, and amended and restated as of September 15, 2004.	10-Q	001-07151	10.4	November 4, 2004
10.4*	Form of Non-Qualified Stock Option Award Agreement under the Company’s 1996 Stock Incentive Plan, amended and restated as of September 15, 2004	10-Q	001-07151	10.5	November 4, 2004
10.5*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.	10-K	001-07151	10.8	August 25, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2012.	10-K	001-07151	10.12	August 23, 2013
10.8*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2013.	10-K	001-07151	10.12	August 25, 2014
10.9*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2014.
10.10*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.13	August 23, 2013
10.11*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.14	August 25, 2014
10.12*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.13*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.14*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.15*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.16*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.17*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.18*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19*	First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.	10-Q	001-07151	10.1	February 5, 2015
10.20*	Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.	10-Q	001-07151	10.2	February 5, 2015
10.21*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.22*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.23*	Amended and Restated Employment Agreement between The Clorox Company and Donald R. Knauss, dated as of November 20, 2014.	8-K	001-07151	10.1	May 15, 2015
10.24*	Amended and Restated Change in Control Agreement between The Clorox Company and Donald R. Knauss, dated as of November 20, 2014.	8-K	001-07151	10.2	May 15, 2015
10.25*	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan for the Benefit of Donald R. Knauss, effective as of October 2, 2006.	10-Q	001-07151	10.19	February 5, 2009
10.26	Credit Agreement, dated as of October 1, 2014 among The Clorox Company, the lenders listed therein, Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent.	8-K	001-07151	10.1	October 7, 2014
10.27(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-Q/A	001-07151	10	April 26, 2005
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.
99.2	Valuation and Qualifying Accounts and Reserves.
99.3	Reconciliation of Economic Profit. (Unaudited)
101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2015 are formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 21, 2015	By:	/s/ B. Dorer
B. Dorer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R. H. Carmona	Director	August 21, 2015
R. H. Carmona
/s/ S. C. Fleischer	Director	August 21, 2015
S. C. Fleischer
/s/ G. J. Harad	Director	August 21, 2015
G. J. Harad
/s/ E. Lee	Director	August 21, 2015
E. Lee
/s/ R. W. Matschullat	Director	August 21, 2015
R. W. Matschullat
/s/ J. Noddle	Director	August 21, 2015
J. Noddle
/s/ R. M. Rebolledo	Director	August 21, 2015
R. M. Rebolledo
/s/ P. Thomas-Graham	Director	August 21, 2015
P. Thomas-Graham
/s/ C. M. Ticknor	Director	August 21, 2015
C. M. Ticknor
/s/ C. J. Williams	Director	August 21, 2015
C. J. Williams
/s/ B. Dorer	Chief Executive Officer and Director	August 21, 2015
B. Dorer	(Principal Executive Officer)
/s/ S. M. Robb	Executive Vice President — Chief Financial Officer	August 21, 2015
S. M. Robb	(Principal Financial Officer)
/s/ T. Johnson	Vice President — Global Business Services and Chief Accounting Officer	August 21, 2015
T. Johnson	(Principal Accounting Officer)

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-07151	3(iii)	February 14, 2000
3.2	Bylaws (amended and restated).	8-K	001-07151	3.1	November 20, 2009
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-07151	4.1	December 9, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	The Clorox Company 1996 Stock Incentive Plan, adopted as of November 28, 2001, and amended and restated as of September 15, 2004.	10-Q	001-07151	10.4	November 4, 2004
10.4*	Form of Non-Qualified Stock Option Award Agreement under the Company’s 1996 Stock Incentive Plan, amended and restated as of September 15, 2004	10-Q	001-07151	10.5	November 4, 2004
10.5*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.	10-K	001-07151	10.8	August 25, 2014
10.6*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2012.	10-K	001-07151	10.12	August 23, 2013
10.8*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2013.	10-K	001-07151	10.12	August 25, 2014
10.9*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2014.
10.10*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.13	August 23, 2013
10.11*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.14	August 25, 2014
10.12*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.13*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.15*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.16*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.17*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.18*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.19*	First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.	10-Q	001-07151	10.1	February 5, 2015
10.20*	Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.	10-Q	001-07151	10.2	February 5, 2015
10.21*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.22*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.23*	Amended and Restated Employment Agreement between The Clorox Company and Donald R. Knauss, dated as of November 20, 2014.	8-K	001-07151	10.1	May 15, 2015
10.24*	Amended and Restated Change in Control Agreement between The Clorox Company and Donald R. Knauss, dated as of November 20, 2014.	8-K	001-07151	10.2	May 15, 2015
10.25*	The Clorox Company Amended and Restated Replacement Supplemental Executive Retirement Plan for the Benefit of Donald R. Knauss, effective as of October 2, 2006.	10-Q	001-07151	10.19	February 5, 2009
10.26	Credit Agreement, dated as of October 1, 2014 among The Clorox Company, the lenders listed therein, Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent.	8-K	001-07151	10.1	October 7, 2014
10.27(+)	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-Q/A	001-07151	10	April 26, 2005

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.
99.2	Valuation and Qualifying Accounts and Reserves.
99.3	Reconciliation of Economic Profit. (Unaudited)
101

The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2015 are formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(+)	Confidential treatment has been granted for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.