Form 10-Q
period 2015-09-30
CLOROX CO /DE/
filed 2015-11-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

As of October 19, 2015, there were 129,091,085 shares outstanding of the registrant’s common stock ($1.00 – par value).

The Clorox Company

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended
	9/30/2015	9/30/2014
Net sales	$1,390	$1,352
Cost of products sold	765	774
Gross profit	625	578

Selling and administrative expenses	186	180
Advertising costs	123	121
Research and development costs	30	30
Interest expense	23	26
Other (income) expense, net	(1)	3
Earnings from continuing operations before income taxes	264	218
Income taxes on continuing operations	91	73
Earnings from continuing operations	173	145
Losses from discontinued operations, net of tax	(1)	(55)
Net earnings	$172	$90

Net earnings (losses) per share
Basic
Continuing operations	$1.34	$1.12
Discontinued operations	(0.01)	(0.42)
Basic net earnings per share	$1.33	$0.70

Diluted
Continuing operations	$1.32	$1.10
Discontinued operations	(0.01)	(0.42)
Diluted net earnings per share	$1.31	$0.68

Weighted average shares outstanding (in thousands)
Basic	129,155	129,312
Diluted	131,220	131,369

Dividend declared per share	$0.77	$0.74

Comprehensive income	$133	$91

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	9/30/2015	6/30/2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$383	$382
Receivables, net	472	519
Inventories, net	408	385
Other current assets	147	143
Total current assets	1,410	1,429
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,854 and $1,839, respectively	885	918
Goodwill	1,052	1,067
Trademarks, net	533	535
Other intangible assets, net	49	50
Other assets	166	165
Total assets	$4,095	$4,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$131	$95
Current maturities of long-term debt	300	300
Accounts payable	419	431
Accrued liabilities	464	548
Income taxes payable	37	31
Total current liabilities	1,351	1,405
Long-term debt	1,796	1,796
Other liabilities	741	750
Deferred income taxes	88	95
Total liabilities	3,976	4,046

Commitments and contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at both September 30, 2015 and June 30, 2015; and 128,787,685 and 128,614,310
shares outstanding at September 30, 2015 and June 30, 2015, respectively	159	159
Additional paid-in capital	790	775
Retained earnings	1,993	1,923
Treasury shares, at cost: 29,953,776 and 30,127,151 shares
at September 30, 2015 and June 30, 2015, respectively	(2,282)	(2,237)
Accumulated other comprehensive net loss	(541)	(502)
Stockholders’ equity	119	118
Total liabilities and stockholders’ equity	$4,095	$4,164

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2015	9/30/2014
Operating activities:
Net earnings	$172	$90
Deduct: Losses from discontinued operations, net of tax	(1)	(55)
Earnings from continuing operations	173	145
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	41	43
Share-based compensation	9	5
Deferred income taxes	(5)	(4)
Other	(5)	(9)
Changes in:
Receivables, net	39	87
Inventories, net	(30)	(26)
Other current assets	(10)	1
Accounts payable and accrued liabilities	(95)	(44)
Income taxes payable	18	36
Net cash provided by continuing operations	135	234
Net cash provided by discontinued operations	12	9
Net cash provided by operations	147	243

Investing activities:
Capital expenditures	(28)	(29)
Other	12	2
Net cash used for investing activities	(16)	(27)

Financing activities:
Notes and loans payable, net	36	(90)
Treasury stock purchased	(103)	(8)
Cash dividends paid	(99)	(95)
Issuance of common stock for employee stock plans and other	46	9
Net cash used for financing activities	(120)	(184)
Effect of exchange rate changes on cash and cash equivalents	(10)	(6)
Net increase in cash and cash equivalents	1	26
Cash and cash equivalents:
Beginning of period	382	329
End of period	$383	$355

See Notes to Condensed Consolidated Financial Statements

The Clorox Company
Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2015 and 2014, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. The results for the interim period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016, or for any other future period.

Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela), discontinued its operations. Consequently, the Company reclassified the financial results of Clorox Venezuela as a discontinued operation in the condensed consolidated financial statements for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2015, which includes a complete set of footnote disclosures including the Company’s significant accounting policies.

Recently Issued Accounting Standards

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which changes the guidance for evaluating whether to consolidate certain legal entities. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact that adoption of ASU 2015-02 will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces most existing U.S. GAAP revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers, including information about significant judgments and changes in judgments. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with the option to early adopt in the first quarter of fiscal year 2018. The Company is currently evaluating the impact that adoption of ASU 2014-09 will have on its consolidated financial statements.

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

On September 26, 2014, the Company reported that Venezuelan Vice President Jorge Arreaza announced, with endorsement by President Nicolás Maduro, that the Venezuelan government had occupied the Santa Lucía and Guacara production facilities of Clorox Venezuela. On November 6, 2014, the Company reported that the Venezuelan government had published a resolution granting a government-sponsored Special Administrative Board full authority to restart and operate the business of Clorox Venezuela, thereby reaffirming the government's expropriation of Clorox Venezuela’s assets. Further, President Nicolás Maduro announced the government's intention to facilitate the resumed production of bleach and other cleaning products at Clorox Venezuela plants. He also announced his approval of a financial credit to invest in raw materials and production at the plants. These actions by the Venezuelan government were taken without the consent or involvement of Clorox Venezuela, its parent Clorox Spain S.L. (Clorox Spain) or any of their affiliates. Clorox Venezuela, Clorox Spain and their affiliates reserved their rights under all applicable laws and treaties.

With this exit, the financial results of Clorox Venezuela are reflected as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented. The results of Clorox Venezuela have historically been part of the International reportable segment.

Net sales for Clorox Venezuela were $0 and $11 for the three months ended September 30, 2015 and 2014, respectively.

The following table provides a summary of losses from discontinued operations for Clorox Venezuela and losses from discontinued operations other than Clorox Venezuela for the periods indicated:

	Three Months Ended
	9/30/2015	9/30/2014
Operating losses from Clorox Venezuela before income taxes	$-	$(6)
Exit costs and other related expenses for Clorox Venezuela	-	(73)
Total losses from Clorox Venezuela before income taxes	-	(79)
Income tax benefit attributable to Clorox Venezuela	-	24
Total losses from Clorox Venezuela, net of tax	-	(55)

Losses from discontinued operations other than Clorox Venezuela, net of tax	(1)	-
Losses from discontinued operations, net of tax	$(1)	$(55)

NOTE 3. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	9/30/2015	6/30/2015
Finished goods	$331	$316
Raw materials and packaging	107	101
Work in process	2	3
LIFO allowances	(32)	(35)
Total	$408	$385

NOTE 4. OTHER LIABILITIES

Other liabilities consisted of the following as of:

	9/30/2015	6/30/2015
Venture agreement net terminal obligation	$296	$294
Employee benefit obligation	293	299
Taxes	34	38
Other	118	119
Total	$741	$750

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

As of September 30, 2015, the notional amount of commodity derivatives was $52, of which $26 related to jet fuel swaps and $26 related to soybean oil futures. As of June 30, 2015, the notional amount of commodity derivatives was $47, of which $27 related to jet fuel swaps and $20 related to soybean oil futures.

Interest Rate Risk Management

The Company may also enter into over-the-counter interest rate derivative instruments to fix a portion of the benchmark interest rate prior to an anticipated issuance of fixed rate debt or to manage the Company’s level of fixed and floating rate debt. The interest rate derivative instruments are measured at fair value using information quoted by U.S. government bond dealers.

As of both September 30, 2015 and June 30, 2015, the Company had no interest rate derivative instruments.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Foreign Currency Risk Management

The Company may also enter into certain over-the-counter derivative contracts to manage a portion of the Company’s forecasted foreign currency exposure associated with the purchase of inventory. These foreign currency contracts generally have durations of no longer than 2 years. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.

The notional amount of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand were $50, $25 and $5, respectively, as of September 30, 2015, and $64, $35 and $6, respectively, as of June 30, 2015.

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the $12 and $8 of the derivative instruments reflected in accrued liabilities as of September 30, 2015 and June 30, 2015, respectively, $9 and $8, respectively, contained such terms. As of both September 30, 2015 and June 30, 2015, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2015 and June 30, 2015, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of September 30, 2015 and June 30, 2015, the Company maintained cash margin balances related to exchange-traded futures contracts of $4 and $2, respectively, which are classified as other current assets on the condensed consolidated balance sheets.

Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets are required to be classified and disclosed in one of the following three categories of the fair value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

As of September 30, 2015 and June 30, 2015, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the applicable periods included derivative financial instruments, which were all classified as Level 2, and trust assets to fund certain of the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s financial assets and liabilities for which disclosure of fair value is required:

			9/30/2015		6/30/2015
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market	Cash and cash
funds (a)	equivalents	1	$223	$223	$212	$212
Time deposits (a)	Cash and cash equivalents	2	79	79	84	84
Foreign exchange derivative contracts	Other current assets	2	7	7	1	1
Interest rate contracts	Other current assets	2	-	-	-	-
Commodity purchase derivative contracts	Other current assets	2	-	-	-	-
Trust assets for nonqualified deferred compensation plans	Other assets	1	38	38	38	38
			$347	$347	$335	$335

Liabilities
Commodity purchase derivative contracts	Accrued liabilities	2	$12	$12	$8	$8
Interest rate derivative contracts	Accrued liabilities	2	-	-	-	-
Foreign exchange derivative contracts	Accrued liabilities	2	-	-	-	-
Commodity purchase derivative contracts	Other liabilities	2	-	-	-	-
	Notes and loans
Notes and loans payable (b)	payable	2	131	131	95	95
Long-term debt (c)	Other liabilities	2	2,096	2,160	2,096	2,137
			$2,239	$2,303	$2,199	$2,240
____________________

(a)	Cash equivalents are composed of time deposits and other interest bearing investments including money market funds with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.

(b)	Short-term debt is composed of U.S. commercial paper and/or other similar short-term debts issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.

(c)	Long-term debt, which is recorded at cost, includes current maturities. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as Level 2.

Commodity, Interest Rate and Foreign Exchange Derivatives

The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The effects of derivative instruments designated as hedging instruments on other comprehensive net income (losses) and the condensed consolidated statements of earnings and comprehensive income were as follows:

	Three Months Ended
	Gains (losses) recognized in Other Comprehensive Income		Gains (losses) reclassified from accumulated other comprehensive net income (losses) and recognized in earnings
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Commodity purchase derivative contracts	$(7)	$(6)	$2	$-
Interest rate derivative contracts	-	(3)	2	(1)
Foreign exchange derivative contracts	6	4	(1)	(1)
Total	$(1)	$(5)	$3	$(2)

The gains (losses) reclassified from accumulated other comprehensive net income (losses) and recognized in earnings during the three months ended September 30, 2015 and 2014, for commodity purchase and foreign exchange contracts were included in cost of products sold. The gains (losses) reclassified from accumulated other comprehensive net income (losses) and recognized in earnings during the three months ended September 30, 2015 and 2014, for interest rate contracts were included in interest expense.

The estimated amount of the existing net gain (loss) in accumulated other comprehensive net income (losses) as of September 30, 2015, that is expected to be reclassified into earnings within the next twelve months is $(11). Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three months ended September 30, 2015 and 2014, hedge ineffectiveness was not significant.

Trust Assets

The Company has held interests in mutual funds and cash equivalents as part of trust assets related to certain of its nonqualified deferred compensation plans. The trusts represent variable interest entities for which the Company is considered the primary beneficiary, and therefore, trust assets are consolidated and included in other assets in the condensed consolidated balance sheets. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments. The participants in the deferred compensation plans may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts which hold the marketable securities.

NOTE 6. OTHER CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $12 as of both September 30, 2015 and June 30, 2015, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both September 30, 2015 and June 30, 2015. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

NOTE 6. OTHER CONTINGENCIES AND GUARANTEES (Continued)

In October 2012, a Brazilian appellate court issued an adverse decision in a lawsuit pending in Brazil against the Company and one of its wholly owned subsidiaries, The Glad Products Company (Glad). The lawsuit, which was initially filed in a Brazilian lower court in 2002 by two Brazilian companies and one Uruguayan company, relates to joint venture agreements for the distribution of STP auto-care products in Brazil with three companies that became subsidiaries of the Company as a result of the Company’s merger with First Brands Corporation in January 1999. The Company appealed this decision to Brazil’s highest court and, in August 2015, the Company received a favorable decision. As a result of this decision, the judgment has been set aside and the case will be remanded back to the appellate court which then must re-hear the case and issue a new decision. If the judgment had not been set aside, the value of the judgment against the Company, including interest and foreign exchange fluctuations as of September 30, 2015, would have been approximately $24. Based on this development, the Company currently believes that it is not reasonably possible that any decision by the appellate court will have a material effect on the Company’s consolidated financial statements taken as a whole. Expenses related to this litigation have been, and any potential gain or expense related to the litigation would be, reflected in discontinued operations, consistent with the Company’s classification of expenses related to its discontinued Brazil operations.

The Company is subject to various other lawsuits, claims and loss contingencies relating to issues such as contract disputes, product liability, patents and trademarks, advertising, and employee and other matters. Based on management’s analysis, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, either individually or in the aggregate, on the Company’s condensed consolidated financial statements taken as a whole.

Guarantees

In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) that have terms that vary in duration and in the potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any payments relating to its indemnifications, and believes that any reasonably possible payments would not have a material adverse effect, either individually or in the aggregate, on the Company’s condensed consolidated financial statements taken as a whole.

The Company had not recorded any liabilities on the aforementioned guarantees as of September 30, 2015.

As of September 30, 2015, the Company was a party to letters of credit of $10 primarily related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 7. COMPREHENSIVE INCOME

Comprehensive income was as follows for the periods indicated:

	Three Months Ended
	9/30/2015	9/30/2014
Earnings from continuing operations	$173	$145
Losses from discontinued operations, net of tax	(1)	(55)
Net earnings	172	90
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(43)	1
Net unrealized gains (losses) on derivatives	3	(2)
Pension and postretirement benefit adjustments	1	2
Total other comprehensive income (loss), net of tax	(39)	1
Comprehensive income	$133	$91

Changes in accumulated other comprehensive net income (loss) by component were as follows:

	Three months ended
	9/30/2015	9/30/2014
Foreign currency adjustments
Other comprehensive gains (losses) before reclassifications	$(41)	$(32)
Amounts reclassified from accumulated other comprehensive net income (loss)
Recognition of deferred foreign currency translation loss	-	30
Income tax benefit (expense)	(2)	3
Foreign currency adjustments, net of tax	$(43)	$1

Net unrealized gains (losses) on derivatives
Other comprehensive gains (losses) before reclassifications	$-	$(6)
Amounts reclassified from accumulated other comprehensive net income (loss)	3	2
Income tax benefit (expense)	-	2
Net unrealized gains (losses) on derivatives, net of tax	$3	$(2)

Pension and postretirement benefit adjustments
Other comprehensive gains (losses) before reclassifications	$-	$-
Amounts reclassified from accumulated other comprehensive net income (loss)	1	2
Income tax benefit (expense)	-	-
Pension and postretirement benefit adjustments, net of tax	$1	$2

Total changes in other comprehensive income (loss), net of tax	$(39)	$1

Included in foreign currency adjustments are re-measurement losses on long term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three months ended September 30, 2015 and 2014, other comprehensive net income (loss) on these loans totaled $(5) and $(2), respectively, and there were no amounts reclassified from accumulated other comprehensive net income (loss).

NOTE 8. NET EARNINGS PER SHARE (EPS)

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2015	9/30/2014
Basic	129,155	129,312
Dilutive effect of stock options and other	2,065	2,057
Diluted	131,220	131,369

During the three months ended September 30, 2015 and 2014, there were 1.3 million and zero, respectively, of stock options and restricted stock units that were considered antidilutive and excluded from the diluted net EPS calculation.

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of September 30, 2015, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no specified cap. During the three months ended September 30, 2015 and 2014, the Company repurchased approximately 1.0 million and 0.1 million shares, respectively, under its Evergreen Program for an aggregate cost of $112 and $8, respectively. The Company did not repurchase any shares under the open-market purchase program during the three months ended September 30, 2015 and 2014.

NOTE 9. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 34.5% and 33.7% for the three months ended September 30, 2015 and 2014, respectively.

The Company files income tax returns in U.S. federal and various state, local and foreign jurisdictions. The federal statute of limitations has expired for all tax years through June 30, 2011. Various income tax returns in state and foreign jurisdictions are currently in the process of examination.

NOTE 10. EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2015	9/30/2014
Service cost	$-	$-
Interest cost	7	6
Expected return on plan assets	(4)	(5)
Amortization of unrecognized items	2	3
Total	$5	$4

The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three months ended September 30, 2015 and 2014.

In July 2015, the Company made a $15 discretionary contribution to the domestic qualified retirement income plan (“pension plan”).

NOTE 11. SEGMENT RESULTS

The Company operates through strategic business units that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. As a result of Clorox Venezuela being reported as discontinued operations, the results of Clorox Venezuela are no longer included in the International reportable segment.

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

	Net sales		Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Three Months Ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Cleaning	$497	$470	$149	$124
Household	411	392	82	52
Lifestyle	231	216	59	56
International	251	274	32	26
Corporate	-	-	(58)	(40)
Total	$1,390	$1,352	$264	$218

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 27% and 26% for the three months ended September 30, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which was filed with the Securities and Exchange Commission (SEC) on August 21, 2015, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three months ended September 30, 2015 (the current period) to the three months ended September 30, 2014 (the prior period) using percentages and basis point changes calculated on a rounded basis.

Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela) discontinued its operations. Consequently, for all periods presented herein, Clorox Venezuela is reflected as a discontinued operation.

The following sections are included herein:

●	Overview
●	Results of Operations
●	Financial Condition, Liquidity and Capital Resources
●	Contingencies
●	Off-Balance Sheet Arrangements
●	Recently Issued Accounting Pronouncements

OVERVIEW

Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 7,700 employees worldwide. Clorox sells its products primarily through mass retail outlets, e-commerce channels, wholesale distributors and medical supply distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners, Liquid-Plumr® clog removers, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® dressings and sauces, Brita® water-filtration products and Burt’s Bees® natural personal care products. The Company also markets brands for professional services, including Clorox Healthcare® and Clorox Commercial Solutions®. The Company manufactures products in more than a dozen countries and markets them in more than 100 countries.

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

●	Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, Aplicare®, HealthLink® and Clorox Healthcare® brands.
●	Household consists of charcoal, cat litter and plastic bags, wraps and container products marketed and sold in the United States. Products within this segment include plastic bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and charcoal products under the Kingsford® and Match Light® brands.

●	Lifestyle consists of food products, water-filtration systems and filters and natural personal care products marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® brand.
●	International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration, charcoal and cat litter products, dressings and sauces, plastic bags, wraps and containers and natural personal care products, primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	9/30/2015	9/30/2014	% Change	9/30/2015	9/30/2014
Diluted net earnings per share
from continuing operations	$1.32	$1.10	20%
Net sales	1,390	1,352	3	100%	100%
Gross profit	625	578	8	45.0	42.8
Selling and administrative expenses	186	180	3	13.4	13.3
Advertising costs	123	121	2	8.8	8.9
Research and development costs	30	30	-	2.2	2.2

Diluted net earnings per share from continuing operations increased $0.22, or 20%, in the current period, primarily due to volume growth, cost savings, price increases and favorable commodity costs. These increases were partially offset by higher demand-building investments. Additionally, the prior period included a one-time benefit of $11, or $0.05 diluted earnings per share, related to changes in the Company’s long-term disability plan.

Net sales and volume each increased by 3% in the current quarter. The increase in volume was primarily driven by higher shipments of Clorox® disinfecting wipes, Hidden Valley® bottled salad dressings and Burt’s Bees® natural personal care products, partially offset by lower shipments of Clorox® liquid bleach. Net sales growth was driven primarily by volume growth and the benefit of price increases, partially offset by unfavorable foreign currency exchange rates and higher trade promotion spending.

Gross margin, defined as gross profit as a percentage of net sales, increased 220 basis points in the current quarter. The increase was driven by strong cost savings, higher sales, which reflect strong volume growth and price increases, and favorable commodity costs. These factors were partially offset by higher manufacturing and logistics costs.

Selling and administrative expenses, as a percentage of net sales, remained essentially flat in the current period.

Advertising costs, as a percentage of net sales, remained essentially flat in the current period.

Research and development costs remained flat in the current period reflecting the Company’s continued support of its new products and established brands with an emphasis on innovation.

Other (income) expense, net, was $(1) in the current period and $3 in the prior period. The change in the current period was primarily driven by foreign currency exchange gains of $(1) compared to foreign currency exchange losses of $4 in the prior period.

The effective tax rate on earnings from continuing operations was 34.5% and 33.7% for the current and prior periods, respectively. The lower tax rate for the prior period was primarily due to lower tax on foreign earnings, partially offset by higher uncertain tax position releases in the current period.

DISCONTINUED OPERATIONS

Since the exit of Clorox Venezuela in the first quarter of fiscal year 2015, the Company has recognized $49 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela. The Company believes it is reasonably possible that it will recognize an additional $11 to $21 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela during fiscal years 2016 through 2019, for a total of $60 to $70 over the entire five-year period. Of this total, the Company believes $0 to $5 will be after-tax cash expenditures. Further significant changes to the exchange rate used for financial reporting purposes, among many other external factors, could have a significant impact on the above estimated costs.

See Notes to the Condensed Consolidated Financial Statements for more information regarding discontinued operations of Clorox Venezuela.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended
	9/30/2015	9/30/2014	% Change
Net sales	$497	$470	6%
Earnings from continuing operations before income taxes	149	124	20

Volume, net sales and earnings from continuing operations before income taxes increased in the current period. Volume in the Cleaning segment increased 5%, driven primarily by strong merchandising in Clorox® disinfecting wipes and gains in both the health care and cleaning brands in the Professional Products Division. Net sales growth outpaced volume growth primarily due to the benefit of the February 2015 price increase on Clorox® liquid bleach, partially offset by higher trade promotion spending. The increase in earnings from continuing operations before income taxes was primarily due to sales growth, the benefits of favorable commodity costs and strong cost savings. The increases were partially offset by higher demand-building investments to support new products and higher manufacturing and logistics costs.

Household

	Three Months Ended
	9/30/2015	9/30/2014	% Change
Net sales	$411	$392	5%
Earnings from continuing operations before income taxes	82	52	58

Volume, net sales and earnings from continuing operations before income taxes increased in the current period. Household segment volume growth was 1%, primarily driven by higher shipments of Kingsford® charcoal due to strong U.S. Labor Day merchandising, partially offset by lower shipments of Cat Litter, largely due to continuing competitive activity. The Bags and Wraps business also contributed to segment volume growth, with distribution gains and increased merchandising support behind innovation in premium trash bags. Net sales growth outpaced volume growth primarily due to favorable product mix and the benefit of the November 2014 price increase in Bags and Wraps as consumers traded up to premium trash bags. The increase in earnings from continuing operations before income taxes was primarily due to sales growth, the benefit of favorable commodity costs and strong cost savings. These increases were partially offset by higher manufacturing and logistics costs.

Lifestyle

	Three Months Ended
	9/30/2015	9/30/2014	% Change
Net sales	$231	$216	7%
Earnings from continuing operations before income taxes	59	56	5

Volume, net sales and earnings from continuing operations before income taxes increased in the current period. Lifestyle segment volume growth was 8%, primarily driven by higher shipments of Hidden Valley® bottled salad dressings, including new flavored ranch products, higher shipments of Burt’s Bees® natural personal care products, primarily due to product innovation in face products, strength in towelettes and the earlier shipments of holiday gift packs as compared to the prior period, and higher shipments of Brita® water-filtration products due to increased merchandising behind pour-through products. Volume growth outpaced sales growth primarily due to higher trade promotion spending. The increase in earnings from continuing operations before income taxes was primarily due to sales growth and the benefit of cost savings. These increases were partially offset by higher demand-building investments to support new products.

International

	Three Months Ended
	9/30/2015	9/30/2014	% Change
Net sales	$251	$274	(8)%
Earnings from continuing operations before income taxes	32	26	23

Volume remained flat and earnings from continuing operations before income taxes increased, while net sales decreased in the current period. The flat volume in the International segment was driven by higher shipments primarily in Mexico and Canada, offset by lower shipments in certain other Latin American countries. Volume outpaced net sales primarily due to unfavorable foreign currency exchange rates, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to the benefit of price increases and cost savings as well as favorable mix. These increases were partially offset by unfavorable foreign currency exchange rates and higher manufacturing and logistics costs, mainly due to inflation.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, property and equipment, other investments and deferred taxes.

	Three Months Ended
	9/30/2015	9/30/2014	% Change
Losses from continuing operations before income taxes	$(58)	$(40)	45%

The increase in losses from continuing operations before income taxes attributable to Corporate was primarily due to a one-time benefit in the prior period of $11 related to changes in the company’s long-term disability plan, higher employee incentive compensation costs and higher professional services costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of September 30, 2015. Net cash provided by continuing operations was $135 in the current period, compared with $234 in the prior period. The year-over-year change reflects higher earnings from continuing operations in the current period, which was more than offset by unfavorable changes in working capital, including higher performance-based employee incentive compensation payments related to the Company’s strong fiscal year 2015 results, the timing of customer collections and higher tax payments. Another contributing factor was a $15 contribution to the Company’s domestic qualified retirement income plan (“pension plan”) in the current period.

Investing Activities

Capital expenditures were $28 in the current period, compared with $29 in the prior period. Capital spending as a percentage of net sales was 2% in both the current and prior periods, respectively, which was essentially flat due to continued capital spending for manufacturing and operational efficiencies. Current period investing activities also include proceeds from the sale of the Company’s corporate jet.

Financing Activities

Net cash used for financing activities was $120 in the current period, compared with $184 in the prior period. This decrease was primarily due to the application of higher free cash flow in the prior period to pay down notes payable balances, partially offset by the current period increase in the net impact from treasury share repurchases to offset dilution from employee stock option exercises.

Share repurchases and dividends

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of September 30, 2015, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no specified cap.

During the three months ended September 30, 2015 and 2014, the Company repurchased approximately 1.0 million and 0.1 million shares, respectively, under its Evergreen Program for an aggregate amount of $112 and $8, respectively. The Company did not repurchase any shares under the open-market purchase program during the three months ended September 30, 2015 and 2014.

During the three months ended September 30, 2015 and 2014, the Company paid dividends per share of $0.77 and $0.74, respectively, aggregating to $99 and $95, respectively.

Credit Arrangements

As of September 30, 2015, the Company had a $1,100 revolving credit agreement (the Credit Agreement) which expires in October 2019. There were no borrowings under the Credit Agreement, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and intangible asset impairment (Consolidated EBITDA) for the trailing four quarters (Consolidated Leverage ratio), as defined and described in the Credit Agreement, of 3.50.

The following table sets forth the calculation of the Consolidated Leverage ratio using Consolidated EBITDA for the trailing four quarters, as defined in the Credit Agreement:

9/30/2015
Earnings from continuing operations	$634
Add back:
Interest expense	97
Income tax expense	333
Depreciation and amortization	167
Noncash intangible asset impairment charges	3
Deduct:
Interest income	4
Consolidated EBITDA	$1,230
Total debt	$2,227
Consolidated Leverage ratio	1.81

The Company is in compliance with all restrictive covenants and limitations in the Credit Agreement as of September 30, 2015, and anticipates being in compliance with all restrictive covenants for the foreseeable future.

As of September 30, 2015, the Company had $29 of foreign and other credit lines, of which, $4 was outstanding and the remaining $25 was available for borrowing.

CONTINGENCIES

See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

OFF-BALANCE SHEET ARRANGEMENTS

See Notes to Condensed Consolidated Financial Statements for information on the Company’s off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting pronouncements relevant to the Company.

Cautionary Statement

This Quarterly Report on Form 10-Q (the Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volume, sales, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, cash flows, plans, objectives, expectations, growth or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations on such words, and similar expressions that reflect our current views with respect to future events and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:

●	intense competition in the Company’s markets;
●	worldwide, regional and local economic conditions and financial market volatility;
●	the ability of the Company to drive sales growth, increase price and market share, grow its product categories and achieve favorable product and geographic mix;
●

risks related to international operations, including political instability; government-imposed price controls or other regulations; foreign currency exchange rate controls, including periodic changes in such controls, fluctuations and devaluations; labor claims, labor unrest and inflationary pressures, particularly in Argentina; and potential harm and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach;

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
●

risks related to reliance on information technology systems, including potential security breaches, cyber-attacks or privacy breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;

●	risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges related to, among others, intangible assets and goodwill;
●	the success of the Company’s business strategies;
●	the ability of the Company to implement and generate anticipated cost savings and efficiencies;
●	the impact of product liability claims, labor claims and other legal proceedings, including in foreign jurisdictions and the Company’s litigation related to its discontinued operations in Brazil;
●	the Company’s ability to attract and retain key personnel;
●	the Company’s ability to maintain its business reputation and the reputation of its brands;
●	environmental matters, including costs associated with the remediation of past contamination and the handling and/or transportation of hazardous substances;
●	the impact of natural disasters, terrorism and other events beyond the Company’s control;
●	the Company’s ability to maximize, assert and defend its intellectual property rights;
●	any infringement or claimed infringement by the Company of third-party intellectual property rights;
●	the effect of the Company’s indebtedness and credit rating on its operations and financial results;
●	the Company’s ability to maintain an effective system of internal controls;
●	uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;

●	the accuracy of the Company’s estimates and assumptions on which its financial statement projections are based;
●	the Company’s ability to pay and declare dividends or repurchase its stock in the future; and
●	the impacts of potential stockholder activism.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk since June 30, 2015. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Securities Exchange Act Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2016.

	[a]	[b]	[c]	[d]
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number of		Part of Publicly	May Yet Be Purchased
	Shares Purchased	Average Price	Anounced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs	Programs
July 1 to 31, 2015	264,072	$107.68	264,072	(2)
August 1 to 31, 2015	219,575	112.05	219,575	(2)
September 1 to 30, 2015	522,128	112.37	522,128	(2)
Total	1,005,775	$111.07	1,005,775	(2)
____________________

(1)	All of the shares purchased during these periods were acquired pursuant to the Company’s share repurchase program to offset the impact of share dilution related to share-based awards (the Evergreen Program).
(2)	The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of September 30, 2015, and the Evergreen Program, the purpose of which is to offset the impact of anticipated share dilution related to share-based awards and which has no specified cap.

Item 6. Exhibits

3.2	The Clorox Company Amended and Restated Bylaws (filed as Exhibit 3.2 to the Current Report on Form 8-K, filed August 28, 2015, incorporated herein by reference).
10.1*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2015.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 2, 2015	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

3.2	The Clorox Company Amended and Restated Bylaws (filed as Exhibit 3.2 to the Current Report on Form 8-K, filed August 28, 2015, incorporated herein by reference).
10.1*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2015.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.