Form 10-Q
period 2015-12-31
CLOROX CO /DE/
filed 2016-02-04
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015.

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

As of January 21, 2016, there were 129,445,561 shares outstanding of the registrant’s common stock ($1.00 – par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Net sales	$1,345	$1,345	$2,735	$2,697
Cost of products sold	745	773	1,510	1,547
Gross profit	600	572	1,225	1,150

Selling and administrative expenses	191	191	377	371
Advertising costs	126	127	249	248
Research and development costs	34	33	64	63
Interest expense	22	26	45	52
Other (income) expense, net	(3)	(2)	(4)	1
Earnings from continuing operations before income taxes	230	197	494	415
Income taxes on continuing operations	79	69	170	142
Earnings from continuing operations	151	128	324	273
Losses from discontinued operations, net of tax	(2)	(3)	(3)	(58)
Net earnings	$149	$125	$321	$215

Net earnings (losses) per share
Basic
Continuing operations	$1.16	$0.98	$2.50	$2.10
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.44)
Basic net earnings per share	$1.15	$0.96	$2.48	$1.66

Diluted
Continuing operations	$1.14	$0.97	$2.46	$2.07
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.44)
Diluted net earnings per share	$1.13	$0.95	$2.44	$1.63

Weighted average shares outstanding (in thousands)
Basic	129,543	130,555	129,349	129,933
Diluted	131,546	132,819	131,477	132,203

Dividend declared per share	$0.77	$0.74	$1.54	$1.48

Comprehensive income	$129	$88	$262	$179

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	12/31/2015	6/30/2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$390	$382
Receivables, net	474	519
Inventories, net	450	385
Other current assets	176	143
Total current assets	1,490	1,429
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,874 and $1,839, respectively	878	918
Goodwill	1,051	1,067
Trademarks, net	532	535
Other intangible assets, net	47	50
Other assets	177	165
Total assets	$4,175	$4,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$500	$95
Current maturities of long-term debt	-	300
Accounts payable	366	431
Accrued liabilities	492	548
Income taxes payable	-	31
Total current liabilities	1,358	1,405
Long-term debt	1,796	1,796
Other liabilities	740	750
Deferred income taxes	83	95
Total liabilities	3,977	4,046

Commitments and contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at both December 31, 2015 and June 30, 2015; and 129,357,199 and 128,614,310
shares outstanding at December 31, 2015 and June 30, 2015, respectively	159	159
Additional paid-in capital	823	775
Retained earnings	2,042	1,923
Treasury shares, at cost: 29,384,262 and 30,127,151 shares
at December 31, 2015 and June 30, 2015, respectively	(2,265)	(2,237)
Accumulated other comprehensive net loss	(561)	(502)
Stockholders’ equity	198	118
Total liabilities and stockholders’ equity	$4,175	$4,164

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2015	12/31/2014
Operating activities:
Net earnings	$321	$215
Deduct: Losses from discontinued operations, net of tax	(3)	(58)
Earnings from continuing operations	324	273
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	82	85
Share-based compensation	22	9
Deferred income taxes	(10)	(16)
Settlement of interest rate forward contracts	-	(25)
Other	(7)	5
Changes in:
Receivables, net	28	60
Inventories, net	(77)	(78)
Other current assets	(8)	(4)
Accounts payable and accrued liabilities	(99)	(19)
Income taxes payable	(77)	(23)
Net cash provided by continuing operations	178	267
Net cash provided by discontinued operations	7	10
Net cash provided by operations	185	277

Investing activities:
Capital expenditures	(68)	(60)
Other	12	3
Net cash used for investing activities	(56)	(57)

Financing activities:
Notes and loans payable, net	405	(141)
Long-term debt borrowing, net of issuance costs	-	496
Long-term debt repayments	(300)	-
Treasury stock purchased	(144)	(8)
Cash dividends paid	(198)	(191)
Issuance of common stock for employee stock plans and other	133	125
Net cash (used for) provided by financing activities	(104)	281
Effect of exchange rate changes on cash and cash equivalents	(17)	(11)
Net increase in cash and cash equivalents	8	490
Cash and cash equivalents:
Beginning of period	382	329
End of period	$390	$819

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2015 and 2014, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Recently Issued Accounting Standards

In December 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax liabilities and assets to be classified as noncurrent. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Cost,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company does not expect the adoption of this guidance will have a significant impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which changes the guidance for evaluating whether to consolidate certain legal entities. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces most existing U.S. GAAP revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers, including information about significant judgments and changes in judgments. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with the option to early adopt in the first quarter of fiscal year 2018. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

Net sales for Clorox Venezuela were $0 for the three and six months ended December 31, 2015, and $0 and $11 for the three and six months ended December 31, 2014, respectively.

The following table provides a summary of losses from discontinued operations for Clorox Venezuela and losses from discontinued operations other than Clorox Venezuela for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Operating losses from Clorox Venezuela before income taxes	$-	$-	$-	$(6)
Exit costs and other related expenses for Clorox Venezuela	(1)	(4)	(1)	(77)
Total losses from Clorox Venezuela before income taxes	(1)	(4)	(1)	(83)
Income tax benefit attributable to Clorox Venezuela	-	1	-	25
Total losses from Clorox Venezuela, net of tax	(1)	(3)	(1)	(58)

Losses from discontinued operations
other than Clorox Venezuela, net of tax	(1)	-	(2)	-
Losses from discontinued operations, net of tax	$(2)	$(3)	$(3)	$(58)

NOTE 3. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	12/31/2015	6/30/2015
Finished goods	$367	$316
Raw materials and packaging	112	101
Work in process	3	3
LIFO allowances	(32)	(35)
Total	$450	$385

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, interest rate and foreign currency risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

Commodity Price Risk Management

The Company may use commodity exchange traded futures and over-the-counter swap contracts to fix the price of a portion of its forecasted raw material requirements. Contract maturities, which are generally no longer than 2 years, are matched to the length of the raw material purchase contracts. Commodity purchase contracts are measured at fair value using market quotations obtained from commodity futures exchanges or commodity derivative dealers.

As of December 31, 2015, the notional amount of commodity derivatives was $43, of which $21 related to jet fuel swaps and $22 related to soybean oil futures. As of June 30, 2015, the notional amount of commodity derivatives was $47, of which $27 related to jet fuel swaps and $20 related to soybean oil futures.

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

As of both December 31, 2015 and June 30, 2015, the Company had no interest rate derivative instruments.

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

The notional amount of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand were $37, $39 and $7, respectively, as of December 31, 2015, and $64, $35 and $6, respectively, as of June 30, 2015.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the $10 and $8 of the derivative instruments reflected in accrued liabilities and other liabilities as of December 31, 2015 and June 30, 2015, respectively, $9 and $8, respectively, contained such terms. As of both December 31, 2015 and June 30, 2015, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2015 and June 30, 2015, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of December 31, 2015 and June 30, 2015, the Company maintained cash margin balances related to exchange-traded futures contracts of $1 and $2, respectively, which are classified as other current assets on the condensed consolidated balance sheets.

Trust Assets

The Company has held interests in mutual funds and cash equivalents as part of trust assets related to certain of its nonqualified deferred compensation plans. These trusts represent variable interest entities for which the Company is considered the primary beneficiary, and therefore, trust assets are consolidated and included in other assets in the condensed consolidated balance sheets. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments. The participants in the deferred compensation plans may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts which hold the marketable securities.

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

As of December 31, 2015 and June 30, 2015, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the applicable periods included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund certain of the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s financial assets and liabilities for which disclosure of fair value is required:

			12/31/2015		6/30/2015
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market funds (a)	Cash and cash equivalents	1	$234	$234	$212	$212
Time deposits (a)	Cash and cash equivalents	2	79	79	84	84
Foreign exchange derivative contracts	Other current assets	2	5	5	1	1
Commodity purchase derivative contracts	Other current assets	1	1	1	-	-
Trust assets for nonqualified deferred
compensation plans	Other assets	1	47	47	38	38
			$366	$366	$335	$335
Liabilities
Notes and loans payable (b)	Notes and loans payable	2	$500	$500	$95	$95
Commodity purchase derivative contracts	Accrued liabilities	1	1	1	-	-
Commodity purchase derivative contracts	Accrued liabilities	2	8	8	8	8
Commodity purchase derivative contracts	Other liabilities	2	1	1	-	-
Long-term debt (c)	Other liabilities	2	1,796	1,848	2,096	2,137
			$2,306	$2,358	$2,199	$2,240
____________________

(a)	Cash equivalents are composed of time deposits and other interest bearing investments including money market funds with original maturity dates of 90 days or less. Cash equivalents are recorded at cost, which approximates fair value.
(b)	Short-term debt is composed of U.S. commercial paper and/or other similar short-term debts issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.
(c)	Long-term debt, which is recorded at cost, includes current maturities. The fair value of long-term debt was determined using secondary market prices quoted by corporate bond dealers, and was classified as Level 2.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Commodity, Interest Rate and Foreign Exchange Derivatives

The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges.

The effects of derivative instruments designated as hedging instruments on comprehensive income and net earnings were as follows:

	Gains (losses) recognized in comprehensive income
	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Commodity purchase derivative contracts	$-	$(10)	$(7)	$(16)
Interest rate derivative contracts	-	(9)	-	(12)
Foreign exchange derivative contracts	(2)	1	5	5
Total	$(2)	$(18)	$(2)	$(23)

	Gains (losses) reclassified from accumulated other comprehensive net loss and recognized in net earnings
	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Commodity purchase derivative contracts	$(3)	$-	$(5)	$-
Interest rate derivative contracts	(1)	(1)	(3)	(3)
Foreign exchange derivative contracts	(1)	1	-	-
Total	$(5)	$-	$(8)	$(3)

The gains (losses) reclassified from accumulated other comprehensive net loss and recognized in net earnings during the three and six months ended December 31, 2015 and 2014, for commodity purchase and foreign exchange contracts were included in cost of products sold. The gains (losses) reclassified from accumulated other comprehensive net loss and recognized in net earnings during the three and six months ended December 31, 2015 and 2014, for interest rate contracts were included in interest expense.

The estimated amount of the existing net gain (loss) in accumulated other comprehensive net loss as of December 31, 2015, that is expected to be reclassified into net earnings within the next twelve months is $(12). Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and six months ended December 31, 2015 and 2014, hedge ineffectiveness was not significant.

NOTE 5. DEBT

In November 2015, $300 of the Company’s senior notes with an annual fixed interest rate of 3.55% became due and were repaid using commercial paper borrowings and cash on hand.

NOTE 6. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 34.5% for both the current three and six months ended December 31, 2015, and 34.9% and 34.2% for the three and six months ended December 31, 2014, respectively.

NOTE 7. NET EARNINGS PER SHARE (EPS)

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Basic	129,543	130,555	129,349	129,933
Dilutive effect of stock options and other	2,003	2,264	2,128	2,270
Diluted	131,546	132,819	131,477	132,203

During the three and six months ended December 31, 2015, there were no stock options or restricted stock units that were considered antidilutive and excluded from the diluted net EPS calculation. During the three and six months ended December 31, 2014, the number of stock options and restricted stock units that were considered antidilutive and excluded from the diluted net EPS calculation were 0.2 million shares and 0.3 million shares, respectively.

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of December 31, 2015, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no specified cap. During the three and six months ended December 31, 2015, the Company repurchased approximately 0.3 million shares and 1.3 million shares, respectively, under its Evergreen Program for an aggregate cost of $32 and $144, respectively. During the three and six months ended December 31, 2014, the Company repurchased zero shares and approximately 0.1 million shares, respectively, under its Evergreen Program for an aggregate amount of $0 and $8, respectively. The Company did not repurchase any shares under the open-market purchase program during the three and six months ended December 31, 2015 and 2014.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Earnings from continuing operations	$151	$128	$324	$273
Losses from discontinued operations, net of tax	(2)	(3)	(3)	(58)
Net earnings	149	125	321	215
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24)	(19)	(67)	(19)
Net unrealized gains (losses) on derivatives	3	(19)	6	(20)
Pension and postretirement benefit adjustments	1	1	2	3
Total other comprehensive income (loss), net of tax	(20)	(37)	(59)	(36)
Comprehensive income	$129	$88	$262	$179

Changes in accumulated other comprehensive net loss by component were as follows:

	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Foreign currency adjustments
Other comprehensive gains (losses) before reclassifications	$(20)	$(22)	(61)	$(55)
Reclassificiation of (gains) losses into earnings:
Recognition of deferred foreign currency translation loss	-	-	-	30
Income tax benefit (expense)	(4)	3	(6)	6
Foreign currency adjustments, net of tax	$(24)	$(19)	(67)	$(19)

Net unrealized gains (losses) on derivatives
Other comprehensive gains (losses) before reclassifications	$(2)	$(16)	(2)	$(23)
Reclassificiation of (gains) losses into earnings	5	-	8	3
Income tax benefit (expense)	-	(3)	-	-
Net unrealized gains (losses) on derivatives, net of tax	$3	$(19)	6	$(20)

Pension and postretirement benefit adjustments
Other comprehensive gains (losses) before reclassifications	$-	$(1)	-	$(1)
Reclassificiation of (gains) losses into earnings	2	2	3	4
Income tax benefit (expense)	(1)	-	(1)	-
Pension and postretirement benefit adjustments, net of tax	$1	$1	2	$3

Total other comprehensive income (loss), net of tax	$(20)	$(37)	(59)	$(36)

Included in foreign currency adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and six months ended December 31, 2015, other comprehensive net income (loss) on these loans totaled $(6) and $(11). For the three and six months ended December 31, 2014, other comprehensive net income (loss) on these loans totaled $(3) and $(4), respectively. There were no amounts reclassified from accumulated other comprehensive net loss for the periods presented related to long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future.

NOTE 9. EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Service cost	$-	$1	$-	$1
Interest cost	6	6	13	12
Expected return on plan assets	(5)	(5)	(9)	(10)
Amortization of unrecognized items	3	3	5	6
Total	$4	$5	$9	$9

The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three and six months ended December 31, 2015, and a credit of $1 for both the three and six months ended December 31, 2014.

In the three and six months ended December 31, 2015, the Company made $0 and $15 in discretionary contributions to the domestic qualified retirement income pension plan, respectively.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $13 and $12 as of December 31, 2015 and June 30, 2015, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both December 31, 2015 and June 30, 2015. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

The Company had not recorded any liabilities on the aforementioned guarantees as of December 31, 2015.

As of December 31, 2015, the Company was a party to letters of credit of $10 primarily related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Cleaning	$457	$447	$954	$917
Household	375	371	786	763
Lifestyle	251	246	482	462
International	262	281	513	555
Corporate	-	-	-	-
Total	$1,345	$1,345	$2,735	$2,697

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Six Months Ended
	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Cleaning	$123	$107	$272	$231
Household	67	51	149	103
Lifestyle	72	73	131	129
International	22	24	54	50
Corporate	(54)	(58)	(112)	(98)
Total	$230	$197	$494	$415

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of condensed consolidated net sales, were 26% for each of the three and six months ended December 31, 2015 and 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which was filed with the Securities and Exchange Commission (SEC) on August 21, 2015, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three- and six-month periods ended December 31, 2015 (the current period) to the three- and six-month periods ended December 31, 2014 (the prior period) using percentages and basis point changes calculated on a rounded basis.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	12/31/2015	12/31/2014	% Change	12/31/2015	12/31/2014
Diluted net earnings per share from continuing operations	$1.14	$0.97	18%
Net sales	1,345	1,345	-	100%	100%
Gross profit	600	572	5	44.6	42.5
Selling and administrative expenses	191	191	-	14.2	14.2
Advertising costs	126	127	(1)	9.4	9.4
Research and development costs	34	33	3	2.5	2.5
Interest expense	22	26	(15)

	Six Months Ended			% of Net Sales
	12/31/2015	12/31/2014	% Change	12/31/2015	12/31/2014
Diluted net earnings per share from continuing operations	$2.46	$2.07	19%
Net sales	2,735	2,697	1	100%	100%
Gross profit	1,225	1,150	7	44.8	42.6
Selling and administrative expenses	377	371	2	13.8	13.8
Advertising costs	249	248	0	9.1	9.2
Research and development costs	64	63	2	2.3	2.3
Interest expense	45	52	(13)

Diluted net earnings per share from continuing operations increased to $1.14, or 18%, in the current quarter, primarily due to gross margin expansion, largely driven by favorable commodity costs and continued cost savings, partially offset by higher manufacturing and logistics costs.

Diluted net earnings per share from continuing operations increased to $2.46, or 19%, in the current six-month period, primarily due to gross margin expansion, largely driven by continued costs savings and favorable commodity costs, partially offset by higher manufacturing and logistics costs.

Net sales were flat for the quarter versus the year-ago period, primarily due to the benefit of price increases and higher volume that offset unfavorable foreign currency exchange rates and higher trade promotion spending. Volume in the second quarter increased by 1%, driven primarily by higher shipments in the Cleaning and Lifestyle segments.

Net sales increased in the current six-month period primarily due to higher volume and the benefit of price increases, partially offset by unfavorable foreign currency exchange rates and higher trade promotion spending. Volume in the current six-month period increased by 2%, driven primarily by higher shipments in the Cleaning and Lifestyle segments.

Gross margin, defined as gross profit as a percentage of net sales, increased 210 basis points in the current quarter. The increase was driven by favorable commodity costs, strong cost savings, and the benefit of price increases, partially offset by higher manufacturing and logistics costs and the impact of unfavorable foreign currency exchange rates.

Gross margin increased in the current six-month period by 220 basis points driven by the benefit of price increases, strong cost savings, and favorable commodity costs, partially offset by higher manufacturing and logistics costs, the impact of unfavorable foreign currency exchange rates, and increased trade promotion spending.

Selling and administrative expenses, as a percentage of net sales, remained essentially flat in the three- and six-month periods.

Advertising costs, as a percentage of net sales, remained essentially flat in the three- and six-month periods. The Company’s U.S. retail advertising spend in the current quarter and year-ago quarter was 10% and 11%, respectively.

Research and development costs remained essentially flat in the current three- and six-month periods reflecting the Company’s continued support of its new products and established brands with an emphasis on innovation.

Interest expense decreased in the current three- and six-month periods primarily due to a lower weighted-average interest rate on long-term debt resulting from the issuance of senior notes in December 2014 and the maturities of senior notes in January 2015.

The effective tax rate on earnings from continuing operations was 34.5% for both the current three- and six-month periods, and 34.9% and 34.2% for the prior year three- and six-month periods, respectively. The differences in the tax rates for each period were primarily driven by fluctuations in taxes on foreign earnings.

DISCONTINUED OPERATIONS

Since the exit of Clorox Venezuela in the first quarter of fiscal year 2015, the Company has recognized $50 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela. The Company believes it is reasonably possible that it will recognize an additional $10 to $20 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela during the remainder of fiscal year 2016 and fiscal years 2017 through 2019, for a total of $60 to $70 over the entire five-year period. Of this total, the Company believes $0 to $5 will be after-tax cash expenditures. Further significant changes to the exchange rate used for financial reporting purposes, among many other external factors, could have a significant impact on the above estimated costs.

See Notes to the Condensed Consolidated Financial Statements for more information regarding discontinued operations of Clorox Venezuela.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended			Six Months Ended
	12/31/2015	12/31/2014	% Change	12/31/2015	12/31/2014	% Change
Net sales	$457	$447	2%	$954	$917	4%
Earnings from continuing operations before income taxes	123	107	15	272	231	18

Volume, net sales and earnings from continuing operations before income taxes increased in the current quarter. Both volume and net sales in the Cleaning segment increased 2%, driven primarily by higher shipments across a number of Home Care brands, including Clorox® disinfecting wipes driven by increased merchandising support. These increases were partially offset by lower shipments in Laundry, primarily due to the impact of the February 2015 price increase on Clorox® liquid bleach, and lower shipments in Professional Products, primarily due to a comparison to strong year-ago growth behind Ebola and Enterovirus concerns. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth, the benefits of favorable commodity costs, primarily from resin, and strong cost savings, partially offset by higher manufacturing and logistics costs.

Volume, net sales and earnings from continuing operations before income taxes increased in the current six-month period. Both volume and net sales in the Cleaning segment increased 4% driven primarily by higher shipments across a number of Home Care brands, including Clorox® disinfecting wipes behind increased merchandising support. These increases were partially offset by lower shipments in Laundry, primarily due to the impact of the February 2015 price increase on Clorox® liquid bleach. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth, the benefits of favorable commodity costs, primarily from resin, and strong cost savings, partially offset by higher manufacturing and logistics costs, and unfavorable product mix.

Household

	Three Months Ended			Six Months Ended
	12/31/2015	12/31/2014	% Change	12/31/2015	12/31/2014	% Change
Net sales	$375	$371	1%	$786	$763	3%
Earnings from continuing operations before income taxes	67	51	31	149	103	45

Volume was essentially flat, while net sales and earnings from continuing operations before income taxes increased in the current quarter. Volume was flat in the Household segment primarily due to increased shipments across a number of Glad® products including continued strength in premium trash bags and higher shipments of Kingsford® charcoal behind distribution gains and increased merchandising support that offset lower shipments of Cat Litter, largely due to continuing competitive activity. Net sales growth outpaced volume growth primarily due to the benefit of price increases and favorable brand mix as consumers traded up to premium trash bags, partially offset by increased trade promotion spending, primarily in the Bags and Wraps business. The increase in earnings from continuing operations before income taxes was primarily due to the benefit of favorable commodity costs, primarily in resin, sales growth and strong cost savings, partially offset by higher manufacturing and logistics costs.

Volume was essentially flat, while net sales and earnings from continuing operations before income taxes increased in the current six-month period. Volume was flat in the Household segment primarily due to increased shipments across several Glad® products, including continued strength in premium trash bags, and higher shipments of Kingsford® charcoal behind increased merchandising support, including a strong U.S. Labor Day weekend, and distribution gains. The increases were offset by lower shipments of Cat Litter, largely due to continuing competitive activity. Net sales growth outpaced volume growth primarily due to favorable product mix and the benefit of price increases in Bags and Wraps as consumers traded up to premium trash bags, partially offset by higher trade promotion spending, primarily in the Bags and Wraps business. The increase in earnings from continuing operations before income taxes was primarily due to the benefit of favorable commodity costs, primarily in resin, sales growth and strong cost savings, partially offset by higher manufacturing and logistics costs.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2015	12/31/2014	% Change	12/31/2015	12/31/2014	% Change
Net sales	$251	$246	2%	$482	$462	4%
Earnings from continuing operations before income taxes	72	73	(1)	131	129	2

Volume and net sales increased, while earnings from continuing operations before income taxes declined slightly in the current quarter. Both volume and net sales in the Lifestyle segment increased 2%, primarily driven by higher shipments of Burt’s Bees® natural personal care products, largely due to product innovation in lip color, the strong holiday program, and ongoing strength in facial towelettes. The increases were partially offset by lower shipments of Brita® water-filtration products, primarily due to soft consumption. The decrease in earnings from continuing operations before income taxes was primarily due to increased demand-building investments to support new products, partially offset by sales growth.

Volume, net sales, and earnings from continuing operations before income taxes increased in the current six-month period. Volume in the Lifestyle segment increased 5% in the current six-month period, primarily driven by higher shipments of Burt’s Bees® natural personal care products, largely due to the strong holiday program, product innovation in lip color, continued strength in facial towelettes, and higher shipments of Hidden Valley® bottled salad dressings due to new product innovation. Volume growth outpaced net sales growth primarily due to higher trade promotion spending. The increase in earnings from continuing operations before income taxes was primarily due to sales growth and the benefit of cost savings, partially offset by increased demand-building investments to support new products.

International

	Three Months Ended				Six Months Ended
	12/31/2015	12/31/2014	% Change		12/31/2015	12/31/2014	% Change
Net sales	$262	$281	(7	) %	$513	$555	(8	) %
Earnings from continuing operations before income taxes	22	24	(8)		54	50	8

Volume remained flat, while net sales and earnings from continuing operations before income taxes decreased in the current quarter. The flat volume in the International segment was driven by higher shipments, primarily in Mexico, that offset lower shipments in certain other Latin American countries largely due to the impact of price increases taken to offset inflationary pressures. The decline in net sales was primarily due to the impact of unfavorable foreign currency exchange rates, partially offset by the benefit of price increases and favorable product mix. The decrease in earnings from continuing operations before income taxes was primarily due to lower sales and increased manufacturing and logistics costs, mainly due to continued inflation, partially offset by cost savings.

Volume remained flat and net sales decreased, while earnings from continuing operations before income taxes increased in the current six-month period. The flat volume in the International segment was driven by higher shipments, primarily in Mexico and Canada, which offset lower shipments in certain other Latin American countries largely due to the impact of price increases taken to offset inflationary pressures. The decline in net sales was primarily due to the impact of unfavorable foreign currency exchange rates, partially offset by the benefit of price increases and favorable product mix. The increase in earnings from continuing operations before income taxes was primarily due to the benefit of price increases, favorable product mix and strong cost savings, partially offset by the impact of unfavorable foreign currency exchange rates, increased demand-building investment and higher manufacturing and logistics costs, mainly due to continued inflation.

Argentina

The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 4% for both the six months ended December 31, 2015 and the year ended June 30, 2015, respectively, of the Company’s consolidated net sales for those periods. The operating environment in Argentina continues to present business challenges, including price controls on some of the Company’s products, a devaluing currency and inflation.

Clorox Argentina manufactures products at three plants that it owns and operates across Argentina and markets those products to consumers throughout the country. Products are advertised nationally and sold to consumers through wholesalers and retail outlets located throughout Argentina. Sales are made primarily through the use of Clorox Argentina’s sales force. Small amounts of products produced in Argentina are exported each year, including sales to the Company’s subsidiaries located primarily in Latin America. Clorox Argentina obtains its raw materials almost entirely from local sources. The Company also conducts research and development activities at its owned facility in Buenos Aires, Argentina. Additionally, Clorox Argentina performs marketing, legal, and various other shared service activities to support the Company’s Latin American operations. Clorox Argentina in turn benefits from shared service activities performed within other geographic locations, such as information technology support and manufacturing technical assistance.

For the six months ended December 31, 2015 and the year ended June 30, 2015, the value of the Argentine peso (ARS) declined 30% and 10%, respectively. As of December 31, 2015, using the exchange rate of 13.0 ARS per USD, Clorox Argentina had total assets of $78, including cash and cash equivalents of $22, net receivables of $17, inventories of $16, net property, plant and equipment of $14 and intangible assets excluding goodwill of $3. Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, further volatility and declines in the exchange rate are expected in the future, which would have an additional adverse impact on Clorox Argentina’s net sales, net earnings, and net monetary asset position.

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

	Three Months Ended				Six Months Ended
	12/31/2015	12/31/2014	% Change		12/31/2015	12/31/2014	% Change
Losses from continuing operations before income taxes	$(54)	$(58)	(7	) %	$(112)	$(98)	14%

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current quarter was primarily driven by lower interest expense following the maturity of senior notes in January 2015 and the issuance of senior notes in December 2014 at a lower effective interest rate and decreases in foreign currency exchange losses, partially offset by higher employee incentive compensation costs.

The increase in losses from continuing operations before income taxes attributable to Corporate in the current six-month period was primarily due to a one-time benefit in the prior period of $11 related to a change in the company’s long-term disability plan and higher employee incentive compensation costs in the current period. This was partially offset by lower interest expense primarily due to a lower weighted-average interest rate on long-term debt resulting from the issuance of senior notes in December 2014 and the maturities of senior notes in January 2015 and decreases in foreign currency exchange losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remain strong as of December 31, 2015. Net cash provided by continuing operations was $178 in the current six-month period, compared with $267 in the prior six-month period. The year-over-year change reflects higher working capital, including higher performance-based employee incentive compensation payments related to the Company’s strong 2015 fiscal year results and higher tax payments. These factors were partially offset by higher earnings from continuing operations in the first half of 2016 and $25 million in prior period payments to settle interest-rate hedges related to the Company’s issuance of long-term debt.

Investing Activities

Capital expenditures were $68 in the current six-month period, compared with $60 in the prior six-month period. Capital spending as a percentage of net sales was approximately 2% in both the current and prior periods, respectively, which was essentially flat due to capital spending for manufacturing efficiencies at the same level in each period. Current period investing activities also include proceeds from the sale of the Company’s corporate jet.

Financing Activities

Net cash (used for) provided by financing activities was $(104) in the current six-month period, compared with $281 in the prior six-month period. The change was primarily due to cash proceeds received in the prior period from the issuance of $500 of senior notes in December 2014, partially offset by application of higher free cash flow in the prior period to pay down notes payable balances. The proceeds from the December 2014 debt issuance increased the Company’s prior period-end cash balance, and were subsequently used to pay down a portion of the Company’s senior notes that matured in January 2015.

Current period financing activities also include repayment of $300 of the Company’s senior notes with an annual fixed interest rate of 3.55% that became due in November 2015 and were repaid using commercial paper borrowings and cash on hand.

Share repurchases and dividends

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of December 31, 2015, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no specified cap.

During the current three- and six-month periods ended December 31, 2015, the Company repurchased approximately 0.3 million shares and 1.3 million shares, respectively, under its Evergreen Program, for an aggregate amount of $32 and $144, respectively. During the prior comparable periods, the Company repurchased zero shares and approximately 0.1 million shares, respectively, under its Evergreen Program, for an aggregate amount of $0 and $8, respectively. The Company did not repurchase any shares under the open-market purchase program during the current or prior periods.

During the current three- and six-month periods, the Company paid dividends per share of $0.77 and $1.54, respectively, equivalent to $99 and $198, respectively. During the prior comparable periods, the Company paid dividends per share of $0.74 and $1.48, respectively, equivalent to $96 and $191, respectively.

Credit Arrangements

As of December 31, 2015, the Company had a $1,100 revolving credit agreement (the Credit Agreement) which expires in October 2019. There were no borrowings under the Credit Agreement, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and intangible asset impairment (Consolidated EBITDA) for the trailing four quarters (Consolidated Leverage ratio), as defined and described in the Credit Agreement, of 3.50.

The following table sets forth the calculation of the Consolidated Leverage ratio using Consolidated EBITDA for the trailing four quarters, as defined in the Credit Agreement:

12/31/2015
Earnings from continuing operations	$657
Add back:
Interest expense	93
Income tax expense	343
Depreciation and amortization	166
Noncash intangible asset impairment charges	3
Deduct:
Interest income	4
Consolidated EBITDA	$1,258
Total debt	$2,296
Consolidated Leverage ratio	1.83

The Company is in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2015, and anticipates being in compliance with all restrictive covenants for the foreseeable future.

As of December 31, 2015, the Company had $28 of foreign and other credit lines, of which $3 was outstanding and the remaining $25 was available for borrowing.

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

Cautionary Statement
This Quarterly Report on Form 10-Q (the Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volume, sales, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, cash flows, plans, objectives, expectations, growth or profitability, are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:

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

●	risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges related to, among others, intangible assets and goodwill;
●	the success of the Company’s business strategies;
●	the ability of the Company to implement and generate anticipated cost savings and efficiencies;
●	the impact of product liability claims, labor claims and other legal proceedings, including in foreign jurisdictions;
●	the Company’s ability to attract and retain key personnel;
●	the Company’s ability to maintain its business reputation and the reputation of its brands;
●	environmental matters, including costs associated with the remediation of past contamination and the handling and/or transportation of hazardous substances;
●	the impact of natural disasters, terrorism and other events beyond the Company’s control;
●	the Company’s ability to maximize, assert and defend its intellectual property rights;
●	any infringement or claimed infringement by the Company of third-party intellectual property rights;
●	the effect of the Company’s indebtedness and credit rating on its operations and financial results;
●	the Company’s ability to maintain an effective system of internal controls;
●	uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;
●	the accuracy of the Company’s estimates and assumptions on which its financial statement projections are based;
●	the Company’s ability to pay and declare dividends or repurchase its stock in the future; and
●	the impacts of potential stockholder activism.

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2016.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2015	35,583	$115.40	35,583	(2)
November 1 to 30, 2015	176,314	123.01	176,314	(2)
December 1 to 31, 2015	50,000	125.80	50,000	(2)
Total	261,897	$122.51	261,897	(2)
____________________

(1)	Shares purchased in October 2015, November 2015 and December 2015 were acquired pursuant to the Company’s share repurchase program to offset the impact of share dilution related to share-based awards (the Evergreen Program).

(2)	The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of December 31, 2015, and the Evergreen Program, the purpose of which is to offset the impact of anticipated share dilution related to share-based awards and which has no specified cap.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2015, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 4, 2016	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2015, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.