Form 10-Q
period 2016-03-31
CLOROX CO /DE/
filed 2016-05-03
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-07151
__________________

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

As of April 19, 2016, there were 129,340,425 shares outstanding of the registrant’s common stock ($1.00 – par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Net sales	$1,426	$1,401	$4,161	$4,098
Cost of products sold	780	796	2,290	2,343
Gross profit	646	605	1,871	1,755

Selling and administrative expenses	204	206	581	577
Advertising costs	146	124	395	372
Research and development costs	35	34	99	97
Interest expense	22	25	67	77
Other (income) expense, net	2	(1)	(2)	-
Earnings from continuing operations before income taxes	237	217	731	632
Income taxes on continuing operations	78	73	248	215
Earnings from continuing operations	159	144	483	417
Earnings (losses) from discontinued operations, net of tax	3	30	-	(28)
Net earnings	$162	$174	$483	$389

Net earnings (losses) per share
Basic
Continuing operations	$1.23	$1.09	$3.73	$3.20
Discontinued operations	0.02	0.22	-	(0.22)
Basic net earnings per share	$1.25	$1.31	$3.73	$2.98

Diluted
Continuing operations	$1.21	$1.08	$3.67	$3.14
Discontinued operations	0.02	0.22	-	(0.21)
Diluted net earnings per share	$1.23	$1.30	$3.67	$2.93

Weighted average shares outstanding (in thousands)
Basic	129,690	131,833	129,463	130,566
Diluted	131,647	134,115	131,652	133,090

Dividend declared per share	$0.77	$0.74	$2.31	$2.22

Comprehensive income	$181	$146	$443	$325

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

	3/31/2016	6/30/2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$414	$382
Receivables, net	530	519
Inventories, net	460	385
Other current assets	186	143
Total current assets	1,590	1,429
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,907 and $1,839, respectively	887	918
Goodwill	1,059	1,067
Trademarks, net	528	535
Other intangible assets, net	45	50
Other assets	175	165
Total assets	$4,284	$4,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$432	$95
Current maturities of long-term debt	-	300
Accounts payable	436	431
Accrued liabilities	519	548
Income taxes payable	-	31
Total current liabilities	1,387	1,405
Long-term debt	1,796	1,796
Other liabilities	735	750
Deferred income taxes	107	95
Total liabilities	4,025	4,046

Commitments and contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued at both March 31, 2016 and June 30, 2015; and 129,296,653 and 128,614,310
shares outstanding at March 31, 2016 and June 30, 2015, respectively	159	159
Additional paid-in capital	846	775
Retained earnings	2,103	1,923
Treasury shares, at cost: 29,444,808 and 30,127,151 shares
at March 31, 2016 and June 30, 2015, respectively	(2,307)	(2,237)
Accumulated other comprehensive net loss	(542)	(502)
Stockholders’ equity	259	118
Total liabilities and stockholders’ equity	$4,284	$4,164

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2016	3/31/2015
Operating activities:
Net earnings	$483	$389
Deduct: Losses from discontinued operations, net of tax	-	(28)
Earnings from continuing operations	483	417
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	122	126
Share-based compensation	33	21
Deferred income taxes	10	(6)
Settlement of interest rate forward contracts	-	(25)
Other	(4)	(6)
Changes in:
Receivables, net	(24)	3
Inventories, net	(86)	(77)
Other current assets	(1)	1
Accounts payable and accrued liabilities	(2)	37
Income taxes payable	(95)	(10)
Net cash provided by continuing operations	436	481
Net cash provided by discontinued operations	11	14
Net cash provided by operations	447	495

Investing activities:
Capital expenditures	(113)	(83)
Other	12	3
Net cash used for investing activities	(101)	(80)

Financing activities:
Notes and loans payable, net	337	(73)
Long-term debt borrowing, net of issuance costs	-	496
Long-term debt repayments	(300)	(575)
Treasury stock purchased	(216)	(144)
Cash dividends paid	(298)	(288)
Issuance of common stock for employee stock plans and other	176	236
Net cash used for financing activities	(301)	(348)
Effect of exchange rate changes on cash and cash equivalents	(13)	(18)
Net increase in cash and cash equivalents	32	49
Cash and cash equivalents:
Beginning of period	382	329
End of period	$414	$378

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share amounts)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2016 and 2015, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and excess tax benefits to be classified as an operating activity. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation will depend on classification as a finance or operating lease. ASU 2016-02 also requires expanded disclosures about leasing arrangements. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax liabilities and assets to be classified as noncurrent. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. The Company does not expect the adoption of this guidance will have a significant impact on its consolidated financial statements.

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

Net sales for Clorox Venezuela were $0 for both the three and nine months ended March 31, 2016, and $0 and $11 for the three and nine months ended March 31, 2015, respectively.

The following table provides a summary of earnings (losses) from discontinued operations for Clorox Venezuela and earnings (losses) from discontinued operations other than Clorox Venezuela for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Operating losses from Clorox Venezuela before income taxes	$-	$-	$-	$(6)
Exit costs and other related expenses for Clorox Venezuela	(1)	-	(2)	(77)
Total losses from Clorox Venezuela before income taxes	(1)	-	(2)	(83)
Income tax benefit attributable to Clorox Venezuela	2	-	2	25
Total earnings (losses) from Clorox Venezuela, net of tax	1	-	-	(58)

Earnings from discontinued operations
other than Clorox Venezuela, net of tax	2	30	-	30
Earnings (losses) from discontinued operations, net of tax	$3	$30	$-	$(28)

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

NOTE 3. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	3/31/2016	6/30/2015
Finished goods	$379	$316
Raw materials and packaging	110	101
Work in process	2	3
LIFO allowances	(31)	(35)
Total	$460	$385

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

As of March 31, 2016, the notional amount of commodity derivatives was $40, of which $21 related to jet fuel swaps and $19 related to soybean oil futures. As of June 30, 2015, the notional amount of commodity derivatives was $47, of which $27 related to jet fuel swaps and $20 related to soybean oil futures.

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

As of both March 31, 2016 and June 30, 2015, the Company had no interest rate derivative instruments.

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

The notional amount of outstanding foreign currency forward contracts used by the Company’s subsidiaries in Canada, Australia and New Zealand were $58, $40 and $8, respectively, as of March 31, 2016, and $64, $35 and $6, respectively, as of June 30, 2015.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the derivative instruments of $9 and $8 reflected in accrued liabilities and other liabilities as of March 31, 2016 and June 30, 2015, respectively, $8 and $8, respectively, contained such terms. As of both March 31, 2016 and June 30, 2015, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2016 and June 30, 2015, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of March 31, 2016 and June 30, 2015, the Company maintained cash margin balances related to exchange-traded futures contracts of $1 and $2, respectively, which are classified as other current assets on the condensed consolidated balance sheets.

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

As of March 31, 2016 and June 30, 2015, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the applicable periods included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund certain of the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s financial assets and liabilities for which disclosure of fair value is required:

			3/31/2016		6/30/2015
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market	Cash and cash
funds	equivalents (a)	1	$232	$232	$212	$212
	Cash and cash
Time deposits	equivalents (a)	2	86	86	84	84
Commodity purchase derivative contracts	Other current assets	1	3	3	-	-
Foreign exchange derivative contracts	Other current assets	2	-	-	1	1
Trust assets for nonqualified deferred	Other assets	1	50	50	38	38
compensation plans
			$371	$371	$335	$335

Liabilities
	Notes and loans
Notes and loans payable	payable (b)	2	$432	$432	$95	$95
Commodity purchase derivative contracts	Accrued liabilities	2	5	5	8	8
Foreign exchange derivative contracts	Accrued liabilities	2	3	3	-	-
Foreign exchange derivative contracts	Other liabilities	2	1	1	-	-

	Current maturities of
Current maturities of long-term	long-term debt and
debt and Long-term debt	Long-term debt (c)	2	1,796	1,885	2,096	2,137

			$2,237	$2,326	$2,199	$2,240
____________________

(a)	Cash and cash equivalents are composed of time deposits and other interest bearing investments including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(b)	Notes and loans payable is composed of U.S. commercial paper and/or other similar short-term debts issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.
(c)	Current maturities of long-term debt and Long-term debt are recorded at cost. The fair value of long-term debt, including current maturities, is determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

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

The effects of derivative instruments designated as hedging instruments on comprehensive income and net earnings were as follows:

	Gains (losses) recognized in comprehensive income
	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Commodity purchase derivative contracts	$3	$-	$(4)	$(16)
Interest rate derivative contracts	-	-	-	(12)
Foreign exchange derivative contracts	(9)	2	(4)	7
Total	$(6)	$2	$(8)	$(21)

	Gains (losses) reclassified from accumulated other comprehensive loss and recognized in net earnings
	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Commodity purchase derivative contracts	$(4)	$(3)	$(9)	$(3)
Interest rate derivative contracts	(2)	-	(5)	(3)
Foreign exchange derivative contracts	1	-	1	-
Total	$(5)	$(3)	$(13)	$(6)

The gains (losses) reclassified from accumulated other comprehensive loss and recognized in net earnings during the three and nine months ended March 31, 2016 and 2015, for commodity purchase and foreign exchange contracts were included in cost of products sold, and for interest rate contracts were included in interest expense.

The estimated amount of the existing net gain (loss) in accumulated other comprehensive losses as of March 31, 2016, that is expected to be reclassified into net earnings within the next twelve months is $(16). Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. During the three and nine months ended March 31, 2016 and 2015, hedge ineffectiveness was not significant.

NOTE 5. DEBT

In November 2015, $300 of the Company’s senior notes with an annual fixed interest rate of 3.55% became due and were repaid using commercial paper borrowings and cash on hand.

NOTE 6. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 33.0% and 34.0% for the current three and nine months ended March 31, 2016, and 33.4% and 34.0% for the three and nine months ended March 31, 2015, respectively.

NOTE 7. NET EARNINGS PER SHARE (EPS)

The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Basic	129,690	131,833	129,463	130,566
Dilutive effect of stock options and other	1,957	2,282	2,189	2,524
Diluted	131,647	134,115	131,652	133,090

Antidilutive stock options and other(a)	14	13	40	269
____________________

(a) Shares are considered antidilutive if the impact of their conversion would cause an increase in earnings per share amounts or a decrease in loss per share amounts.

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2016, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no specified cap. During the three and nine months ended March 31, 2016, the Company repurchased approximately 0.6 million shares and 1.9 million shares, respectively, under its Evergreen Program for an aggregate cost of $74 and $218, respectively. During the three and nine months ended March 31, 2015, the Company repurchased 1.4 and 1.5 million shares, respectively, under its Evergreen Program for an aggregate amount of $150 and $158, respectively. The Company did not repurchase any shares under the open-market purchase program during the three and nine months ended March 31, 2016 and 2015.

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Earnings from continuing operations	$159	$144	$483	$417
Earnings (losses) from discontinued operations, net of tax	3	30	-	(28)
Net earnings	162	174	483	389
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20	(32)	(47)	(51)
Net unrealized gains (losses) on derivatives	(1)	3	4	(17)
Pension and postretirement benefit adjustments	-	1	3	4
Total other comprehensive income (loss), net of tax	19	(28)	(40)	(64)
Comprehensive income	$181	$146	$443	$325

Changes in accumulated other comprehensive net loss by component were as follows:

	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Foreign currency adjustments
Other comprehensive gains (losses) before reclassifications	$21	$(33)	$(40)	$(88)
Reclassification of (gains) losses into earnings:
Recognition of deferred foreign currency translation loss	-	-	-	30
Income tax benefit (expense)	(1)	1	(7)	7
Foreign currency adjustments, net of tax	$20	$(32)	$(47)	$(51)

Net unrealized gains (losses) on derivatives
Other comprehensive gains (losses) before reclassifications	$(6)	$2	$(8)	$(21)
Reclassification of (gains) losses into earnings	5	3	13	6
Income tax benefit (expense)	-	(2)	(1)	(2)
Net unrealized gains (losses) on derivatives, net of tax	$(1)	$3	$4	$(17)

Pension and postretirement benefit adjustments
Other comprehensive gains (losses) before reclassifications	$-	$-	$-	$(2)
Reclassification of (gains) losses into earnings	1	2	4	7
Income tax benefit (expense)	(1)	(1)	(1)	(1)
Pension and postretirement benefit adjustments, net of tax	$-	$1	$3	$4

Total other comprehensive income (loss), net of tax	$19	$(28)	$(40)	$(64)

Included in foreign currency adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and nine months ended March 31, 2016, other comprehensive net income (loss) on these loans totaled $0 and $(11), respectively. For the three and nine months ended March 31, 2015, other comprehensive net income (loss) on these loans totaled $(4) and $(8), respectively. There were no amounts reclassified from accumulated other comprehensive net loss for the periods presented related to long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future.

NOTE 9. EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Service cost	$1	$-	$1	$1
Interest cost	6	7	19	19
Expected return on plan assets	(4)	(5)	(13)	(15)
Amortization of unrecognized items	2	3	7	9
Total	$5	$5	$14	$14

The net periodic benefit cost for the Company’s retirement health care plans was a credit of $1 for both the three and nine months ended March 31, 2016, and a credit of $1 and $2 for the three and nine months ended March 31, 2015, respectively.

In the three and nine months ended March 31, 2016, the Company made $0 and $15 in discretionary contributions to the domestic qualified retirement income plan, respectively.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $13 and $12 as of March 31, 2016 and June 30, 2015, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both March 31, 2016 and June 30, 2015. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

The Company is subject to various legal proceedings, claims and other loss contingencies, including, without limitation, loss contingencies relating to contractual arrangements, product liability, patents and trademarks, advertising, labor and employment, environmental, health and safety and other matters. With respect to these proceedings, claims and other loss contingencies, while considerable uncertainty exists, in the opinion of management at this time, the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, either individually or in the aggregate, on the Company’s condensed consolidated financial statements taken as a whole.

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

The Company had not recorded any liabilities on the aforementioned guarantees as of March 31, 2016.

As of March 31, 2016, the Company was a party to letters of credit of $10 primarily related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Cleaning	$465	$442	$1,419	$1,359
Household	467	451	1,253	1,214
Lifestyle	254	243	736	705
International	240	265	753	820
Corporate	-	-	-	-
Total	$1,426	$1,401	$4,161	$4,098

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Cleaning	$122	$100	$394	$331
Household	113	102	262	205
Lifestyle	70	71	201	200
International	11	17	65	67
Corporate	(79)	(73)	(191)	(171)
Total	$237	$217	$731	$632

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of condensed consolidated net sales, were 27% for each of the three and nine months ended March 31, 2016, and 27% and 26% for the three and nine months ended March 31, 2015, respectively.

NOTE 12. SUBSEQUENT EVENTS

On May 2, 2016, the Company acquired 100 percent of Renew Life Holdings Corporation (Renew Life), a leading brand in dietary health, with an emphasis on digestive health. Renew Life was founded in 1997, and is based in Palm Harbor, Florida. The total purchase price was approximately $290, but may ultimately be adjusted for any cash acquired, working capital adjustments and any amounts to be paid by the Company pending final cash settlements. Results for Renew Life’s domestic business will be reflected in the Household reportable segment and results for Renew Life’s international business will be reflected in the International reportable segment.

Purchase accounting for this acquisition will be included in the Company’s fourth quarter results subject to customary closing adjustments. Pro forma results reflecting the acquisition will not be presented because the acquisition is not significant to the Company’s consolidated financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which was filed with the Securities and Exchange Commission (SEC) on August 21, 2015, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three- and nine-month periods ended March 31, 2016 (the current period) to the three- and nine-month periods ended March 31, 2015 (the prior period) using percentages and basis point changes calculated on a rounded basis.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	3/31/2016	3/31/2015	% Change	3/31/2016	3/31/2015
Diluted net earnings per share
from continuing operations	$1.21	$1.08	12%
Net sales	1,426	1,401	2	100%	100%
Gross profit	646	605	7	45.3	43.2
Selling and administrative expenses	204	206	(1)	14.3	14.7
Advertising costs	146	124	18	10.2	8.9
Research and development costs	35	34	3	2.5	2.4
Interest expense	22	25	(12)

	Nine Months Ended			% of Net Sales
	3/31/2016	3/31/2015	% Change	3/31/2016	3/31/2015
Diluted net earnings per share
from continuing operations	$3.67	$3.14	17%
Net sales	4,161	4,098	2	100%	100%
Gross profit	1,871	1,755	7	45.0	42.8
Selling and administrative expenses	581	577	1	14.0	14.1
Advertising costs	395	372	6	9.5	9.1
Research and development costs	99	97	2	2.4	2.4
Interest expense	67	77	(13)

Diluted net earnings per share from continuing operations increased $0.13, or 12%, and $0.53, or 17%, respectively in the current quarter and year, primarily due to gross margin expansion and net sales growth, partially offset by higher advertising costs and the impact of unfavorable foreign currency exchange rates.

Net sales increased for the quarter versus the year-ago period, primarily due to higher volume and the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates. Volume in the third quarter increased by 4%, driven by higher shipments across all segments.

Net sales increased in the current nine-month period primarily due to higher volume and the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates and higher trade promotion spending. Volume in the current nine-month period increased by 3%, driven by higher shipments across all segments.

Gross margin, defined as gross profit as a percentage of net sales, increased 210 basis points in the current quarter. The increase was driven by the benefits of favorable commodity costs, strong cost savings and price increases, partially offset by higher manufacturing and logistics costs and the impact of unfavorable foreign currency exchange rates.

Gross margin increased in the current nine-month period by 220 basis points driven by the benefits of favorable commodity costs, strong cost savings and price increases, partially offset by higher manufacturing and logistics costs and the impact of unfavorable foreign currency exchange rates.

Selling and administrative expenses, as a percentage of net sales, remained essentially flat in the three- and nine-month periods.

Advertising costs, as a percentage of net sales, increased by 130 basis points in the current quarter and 40 basis points in the current nine-month period, mainly to support innovation across the Company’s global portfolio. The Company’s U.S. retail advertising spend in the current quarter and year-ago quarter was 11% and 10%, respectively.

Research and development costs remained essentially flat in the current three- and nine-month periods, reflecting the Company’s continued support of its new products and established brands with an emphasis on innovation.

Interest expense decreased in the current three- and nine-month periods, primarily due to a lower weighted-average interest rate on long-term debt.

The effective tax rate on earnings from continuing operations was 33.0% and 34.0 % for the current three- and nine-month periods, and 33.4% and 34.0% for the prior year three- and nine-month periods, respectively.

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

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended			Nine Months Ended
	3/31/2016	3/31/2015	% Change	3/31/2016	3/31/2015	% Change
Net sales	$465	$442	5%	$1,419	$1,359	4%
Earnings from continuing operations
before income taxes	122	100	22	394	331	19

Volume, net sales and earnings from continuing operations before income taxes increased in the current quarter. Both volume and net sales in the Cleaning segment increased 5% driven primarily by higher shipments in Home Care, mainly due to Clorox® disinfecting wipes behind increased merchandising support, and higher shipments in Professional Products, namely in the cleaning and healthcare products. These increases were partially offset by lower shipments in Laundry, primarily due to category softness in Clorox 2® and the impact of the February 2015 price increase on Clorox® liquid bleach. The increase in earnings from continuing operations before income taxes was mainly due to net sales growth, the benefits of favorable commodity costs, primarily from resin, and strong cost savings, partially offset by higher manufacturing and logistics costs.

Volume, net sales and earnings from continuing operations before income taxes increased in the current nine-month period. Both volume and net sales in the Cleaning segment increased 4% driven primarily by higher shipments across several Home Care brands, including Clorox® disinfecting wipes behind increased merchandising support, and in Professional Products, mainly in the cleaning products. These increases were partially offset by lower shipments in Laundry, primarily due to the impact of the February 2015 price increase on Clorox® liquid bleach. The increase in earnings from continuing operations before income taxes was mainly due to net sales growth, the benefits of favorable commodity costs, primarily from resin, and strong cost savings, partially offset by higher manufacturing and logistics costs.

Household

	Three Months Ended			Nine Months Ended
	3/31/2016	3/31/2015	% Change	3/31/2016	3/31/2015	% Change
Net sales	$467	$451	4%	$1,253	$1,214	3%
Earnings from continuing operations
before income taxes	113	102	11	262	205	28

Volume, net sales and earnings from continuing operations before income taxes increased in the current quarter. Volume increased in the Household segment by 3%, primarily driven by higher shipments of Charcoal, reflecting favorable weather, increased merchandising activities and distribution gains, and increased shipments across a number of Glad® products, including continued strength in premium trash bags. Cat Litter volumes declined due to continued competitive activity, partially offset by gains from the launch of new products. Net sales growth outpaced volume growth primarily due to favorable brand mix, partially offset by increased trade promotion spending. The increase in earnings from continuing operations before income taxes was mainly due to net sales growth and the benefit of favorable commodity costs, primarily in resin, partially offset by higher advertising costs.

Volume, net sales and earnings from continuing operations before income taxes increased in the current nine-month period. Volume increased in the Household segment by 1%, primarily driven by higher shipments of Charcoal behind increased merchandising support and distribution gains, and increased shipments across several Glad® products, including continued strength in premium trash bags. The increases were offset by lower shipments of Cat Litter, largely due to continuing competitive activity. Net sales growth outpaced volume growth, primarily due to favorable product mix, partially offset by higher trade promotion spending, mainly in the Bags and Wraps business. The increase in earnings from continuing operations before income taxes was mainly due to the net sales growth, the benefit of favorable commodity costs, primarily in resin, and strong cost savings, partially offset by increased manufacturing and logistics costs.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2016	3/31/2015	% Change	3/31/2016	3/31/2015	% Change
Net sales	$254	$243	5%	$736	$705	4%
Earnings from continuing operations
before income taxes	70	71	(1)	201	200	1

Volume and net sales increased, while earnings from continuing operations before income taxes declined slightly in the current quarter. Volume in the Lifestyle segment increased 4%, primarily driven by higher shipments of Natural Personal Care products largely due to product innovation in lip color and face care, along with continued growth in lip care, and increased shipments of faucet mount and pour through water-filtration products. Net sales growth outpaced volume growth primarily due to favorable product mix. The decrease in earnings from continuing operations before income taxes was primarily due to increased advertising costs to support new products, partially offset by net sales growth.

Volume, net sales, and earnings from continuing operations before income taxes increased in the current nine-month period. Volume in the Lifestyle segment increased 5%, primarily driven by higher shipments of Natural Personal Care and Food products largely due to product innovation in lip color and face care, along with bottled salad dressings. Volume growth outpaced net sales growth primarily due to higher trade promotion spending. The increase in earnings from continuing operations before income taxes was mainly due to net sales growth and the benefit of cost savings, partially offset by increased advertising costs to support new products.

International

Three Months Ended				Nine Months Ended
3/31/2016		3/31/2015	% Change	3/31/2016	3/31/2015	% Change
Net sales	$240	$265	(9)%	$753	$820	(8)%
Earnings from continuing operations
before income taxes	11	17	(35)	65	67	(3)

Volume increased, while net sales and earnings from continuing operations before income taxes decreased in the current quarter. Volume in the International segment increased 4% driven by higher shipments, primarily in Europe, Mexico, and Canada. The decline in net sales was mainly due to the impact of unfavorable foreign currency exchange rates, of which more than half was related to the recent devaluation of the Argentine peso, partially offset by the benefit of price increases. The decrease in earnings from continuing operations before income taxes was primarily due to lower net sales, higher advertising costs and continued inflationary pressure on manufacturing and logistics costs, partially offset by favorable commodity costs and volume growth.

Volume increased, while net sales and earnings from continuing operations before income taxes decreased in the current nine-month period. Volume in the International segment increased 1% driven by higher shipments, primarily in Europe, Mexico and Canada, which offset lower shipments in certain other Latin American countries largely due to the impact of price increases taken to offset inflationary pressures. The decline in net sales was primarily due to the impact of unfavorable foreign currency exchange rates mainly in Latin American countries, partially offset by the benefit of price increases. The decrease in earnings from continuing operations before income taxes was primarily due to lower net sales, inflationary pressure on manufacturing and logistics costs and higher advertising costs, offset by cost savings.

Argentina

The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 4% for both the nine months ended March 31, 2016 and the year ended June 30, 2015, respectively, of the Company’s consolidated net sales for those periods. The operating environment in Argentina continues to present business challenges, including price controls on some of the Company’s products, a devaluing currency and inflation.

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

For the nine months ended March 31, 2016 and the year ended June 30, 2015, the value of the Argentine peso (ARS) declined 38% and 10%, respectively. As of March 31, 2016, using the exchange rate of 14.6 ARS per USD, Clorox Argentina had total assets of $82, including cash and cash equivalents of $28, net receivables of $15, inventories of $18, net property, plant and equipment of $13 and intangible assets excluding goodwill of $3. Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, further volatility and declines in the exchange rate are expected in the future, which would have an additional adverse impact on Clorox Argentina’s net sales, net earnings, and net monetary asset position.

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

	Three Months Ended			Nine Months Ended
	3/31/2016	3/31/2015	% Change	3/31/2016	3/31/2015	% Change
Losses from continuing operations
before income taxes	$79	$73	8%	$191	$171	12%

The increase in losses from continuing operations before income taxes attributable to Corporate in the current quarter is primarily driven by higher information technology and other spending to support the Company’s initiatives, partially offset by lower interest expense following the maturity of senior notes in January 2015 and the issuance of senior notes in December 2014 at a lower effective interest rate.

The increase in losses from continuing operations before income taxes attributable to Corporate in the current nine-month period was primarily due to a one-time benefit in the prior period of $11 related to a change in the company’s long-term disability plan, higher employee incentive compensation costs and increased information technology and other spending to support the Company’s initiatives. This was partially offset by lower interest expense primarily due to a lower weighted-average interest rate on long-term debt resulting from the issuance of senior notes in December 2014 and the maturities of senior notes in January 2015 and decreases in foreign currency exchange losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company’s financial condition and liquidity remained strong as of March 31, 2016. Net cash provided by continuing operations was $436 in the current nine-month period, compared with $481 in the prior nine-month period. The year-over-year decrease reflected higher performance-based employee incentive compensation payments related to the Company’s strong 2015 fiscal year results and higher tax payments in the current year. These factors were partially offset by earnings from continuing operations in the current nine-month period of 2016 and $25 million in prior year payments to settle interest-rate hedges related to the Company’s issuance of long-term debt.

Investing Activities

Capital expenditures were $113 in the current nine-month period, compared with $83 in the prior nine-month period. Capital spending as a percentage of net sales was approximately 3% and 2% in the nine months ended March 31, 2016 and 2015, respectively. The increase in the current nine-month period was due to additional capital spending for manufacturing efficiencies. Current period investing activities also included proceeds from the sale of the Company’s corporate jet.

On May 2, 2016, the Company acquired 100 percent of Renew Life, a leading brand in dietary health, with an emphasis on digestive health. Renew Life was founded in 1997, and is based in Palm Harbor, Florida. The total purchase price was approximately $290, funded through a combination of debt and cash on hand, but may ultimately be adjusted for any cash acquired, working capital adjustments and any amounts to be paid by the Company pending final cash settlements. In calendar year 2015, Renew Life generated sales of about $115 and had total gross margin in line with the Company average. Results for Renew Life’s domestic business will be reflected in the Household reportable segment and results for Renew Life’s international business will be reflected in the International reportable segment.

Purchase accounting for this acquisition will be included in the Company’s fourth quarter results subject to customary closing adjustments. Pro forma results reflecting the acquisition will not be presented because the acquisition is not significant to the Company’s consolidated financial results.

Financing Activities

Net cash used for financing activities was $301 in the current nine-month period, compared with $348 in the prior nine-month period. The change was primarily due to the application of higher free cash flow in the prior period to pay down notes payable balances, partially offset by an increase in treasury stock purchases and cash dividends, and a decrease in the issuance of common stock for employee stock plans.

Current nine-month period financing activities also include a repayment of $300 of the Company’s senior notes with an annual fixed interest rate of 3.55% that became due in November 2015 and were repaid using commercial paper borrowings and cash on hand.

Share repurchases and dividends

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2016, and a program to offset the impact of share dilution related to share-based awards (the Evergreen Program), which has no specified cap.

During the current three- and nine-month periods ended March 31, 2016, the Company repurchased approximately 0.6 million shares and 1.9 million shares, respectively, under its Evergreen Program, for an aggregate amount of $74 and $218, respectively. During the prior comparable periods, the Company repurchased approximately 1.4 and 1.5 million shares, respectively, under its Evergreen Program, for an aggregate amount of $150 and $158, respectively. The Company did not repurchase any shares under the open-market purchase program during the current or prior periods.

During the current three- and nine-month periods, the Company paid dividends per share of $0.77 and $2.31, respectively, equivalent to $100 and $298, respectively. During the prior comparable periods, the Company paid dividends per share of $0.74 and $2.22, respectively, equivalent to $97 and $288, respectively.

Credit Arrangements

As of March 31, 2016, the Company had a $1,100 revolving credit agreement (the Credit Agreement) which expires in October 2019. There were no borrowings under the Credit Agreement, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and intangible asset impairment (Consolidated EBITDA) for the trailing four quarters (Consolidated Leverage ratio), as defined and described in the Credit Agreement, of 3.50.

The following table sets forth the calculation of the Consolidated Leverage ratio using Consolidated EBITDA for the trailing four quarters, as defined in the Credit Agreement:

3/31/2016
Earnings from continuing operations	$672
Add back:
Interest expense	90
Income tax expense	348
Depreciation and amortization	165
Noncash intangible asset impairment charges	6
Deduct:
Interest income	5
Consolidated EBITDA	$1,276
Total debt	$2,228
Consolidated Leverage ratio	1.75

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of March 31, 2016, and anticipates being in compliance with all restrictive covenants for the foreseeable future.

As of March 31, 2016, the Company had $28 of foreign and other credit lines, of which $3 was outstanding and the remaining $25 was available for borrowing.

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

Cautionary Statement
This Quarterly Report on Form 10-Q (the Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volume, sales, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:

●	intense competition in the Company’s markets;
●	worldwide, regional and local economic conditions and financial market volatility;
●	the ability of the Company to drive sales growth, increase prices and market share, grow its product categories and achieve favorable product and geographic mix;
●	risks related to international operations, including political instability; government-imposed price controls or other regulations; foreign currency exchange rate controls, including periodic changes in such controls, fluctuations and devaluations; labor claims, labor unrest and inflationary pressures, particularly in Argentina; and potential harm and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach;
●	risks related to the possibility of nationalization, expropriation of assets or other government action in foreign jurisdictions;
●	risks related to the Company’s discontinuation of operations in Venezuela;
●	volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities, and increases in energy, transportation or other costs;
●	supply disruptions and other risks inherent in reliance on a limited base of suppliers;
●	the ability of the Company to develop and introduce commercially successful products;
●	dependence on key customers and risks related to customer consolidation and ordering patterns;
●	costs resulting from government regulations;
●	the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;
●	risks related to reliance on information technology systems, including potential security breaches, cyber-attacks or privacy breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;
●	risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges related to, among others, intangible assets and goodwill;
●	the success of the Company’s business strategies;
●	the ability of the Company to implement and generate anticipated cost savings and efficiencies;
●	the impact of product liability claims, labor claims and other legal proceedings, including in foreign jurisdictions;
●	the Company’s ability to attract and retain key personnel;
●	the Company’s ability to maintain its business reputation and the reputation of its brands;
●	environmental matters, including costs associated with the remediation of past contamination and the handling and/or transportation of hazardous substances;
●	the impact of natural disasters, terrorism and other events beyond the Company’s control;
●	the Company’s ability to maximize, assert and defend its intellectual property rights;
●	any infringement or claimed infringement by the Company of third-party intellectual property rights;
●	the effect of the Company’s indebtedness and credit rating on its operations and financial results;
●	the Company’s ability to maintain an effective system of internal controls, including after completing acquisitions;
●	uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;
●	the accuracy of the Company’s estimates and assumptions on which its financial statement projections are based;
●	the Company’s ability to pay and declare dividends or repurchase its stock in the future; and
●	the impacts of potential stockholder activism.

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

No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2016.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2016	225,218	$125.45	225,218	(2)
February 1 to 29, 2016	83,040	124.94	83,040	(2)
March 1 to 31, 2016	286,875	125.48	286,875	(2)
Total	595,133	$125.40	595,133	(2)
____________________

(1)	Shares purchased in January, February and March 2016 were acquired pursuant to the Company’s share repurchase program to offset the impact of share dilution related to share-based awards (the Evergreen Program).

(2)	The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of March 31, 2016, and the Evergreen Program, the purpose of which is to offset the impact of anticipated share dilution related to share-based awards and which has no specified cap.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 3, 2016	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.