Form 10-K/A
period 2016-06-30
CLOROX CO /DE/
filed 2016-09-30
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K/A
Amendment No. 1

__________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2016
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________ to __________

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

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), that was filed within 120 days after June 30, 2016, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 only to re-file Exhibit 10.26 in its entirety.

This Amendment No. 1 to our Form 10-K for the fiscal year ended June 30, 2016 does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to our Form 10-K for the fiscal year ended June 30, 2016 as originally filed or the exhibits filed therewith.

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

Consolidated Statements of Earnings for the fiscal years ended June 30, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2016, 2015 and 2014.

Consolidated Balance Sheets as of June 30, 2016 and 2015.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2, incorporated herein by reference.

(b)	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-07151	3(iii)	February 14, 2000
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	August 28, 2015
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-07151	4.1	December 9, 2014
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.	10-K	001-07151	10.8	August 25, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2013.	10-K	001-07151	10.12	August 25, 2014
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2014.	10-K	001-07151	10.9	August 21, 2015
10.8*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2015.	10-Q	001-07151	10.1	November 2, 2015
10.9*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.13	August 23, 2013
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.14	August 25, 2014
10.11*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.12*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.13*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.14*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.15*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.16*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.17*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.18*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19*	First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.	10-Q	001-07151	10.1	February 5, 2015
10.20*	Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.	10-Q	001-07151	10.2	February 5, 2015
10.21*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.22*	Amendment No. 1 to The Clorox Company Executive Retirement Plan.	10-K	001-07151	10.22	August 16, 2016
10.23*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.24*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.25	Credit Agreement, dated as of October 1, 2014 among The Clorox Company, the lenders listed therein, Citibank, N.A., JPMorgan Chase Bank, N.A.and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent.	8-K	001-07151	10.1	October 7, 2014
10.26	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.
21	Subsidiaries.	10-K	001-07151	21	August 16, 2016
23	Consent of Independent Registered Public Accounting Firm.	10-K	001-07151	23	August 16, 2016
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-07151	32	August 16, 2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.	10-K	001-07151	99.1	August 16, 2016
99.2	Valuation and Qualifying Accounts and Reserves.	10-K	001-07151	99.2	August 16, 2016
99.3	Reconciliation of Economic Profit (Unaudited).	10-K	001-07151	99.3	August 16, 2016
101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2016 are formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.	10-K	001-07151	101	August 16, 2016
____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: September 30, 2016	By:	/s/ Stephen M. Robb
Stephen M. Robb
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-07151	3(iii)	February 14, 2000
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	August 28, 2015
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-07151	4.1	December 9, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.	10-K	001-07151	10.8	August 25, 2014
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2013.	10-K	001-07151	10.12	August 25, 2014
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2014.	10-K	001-07151	10.9	August 21, 2015
10.8	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2015.	10-Q	001-07151	10.1	November 2, 2015
10.9*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.13	August 23, 2013
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.14	August 25, 2014
10.11*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.12*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.13*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.15*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.16*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.17*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.18*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.19*	First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.	10-Q	001-07151	10.1	February 5, 2015
10.20*	Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.	10-Q	001-07151	10.2	February 5, 2015
10.21*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.22*	Amendment No. 1 to The Clorox Company Executive Retirement Plan.	10-K	001-07151	10.22	August 16, 2016
10.23*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.24*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.25	Credit Agreement, dated as of October 1, 2014 among The Clorox Company, the lenders listed therein, Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent.	8-K	001-07151	10.1	October 7, 2014
10.26	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
21	Subsidiaries.	10-K	001-07151	21	August 16, 2016
23	Consent of Independent Registered Public Accounting Firm.	10-K	001-07151	23	August 16, 2016
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-07151	32	August 16, 2016
99.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.	10-K	001-07151	99.1	August 16, 2016
99.2	Valuation and Qualifying Accounts and Reserves.	10-K	001-07151	99.2	August 16, 2016
99.3	Reconciliation of Economic Profit (Unaudited).	10-K	001-07151	99.3	August 16, 2016
101	The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2015 are formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.	10-K	001-07151	101	August 16, 2016
____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.