Form 10-Q
period 2016-09-30
CLOROX CO /DE/
filed 2016-11-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

As of October 19, 2016, there were 128,743,698 shares outstanding of the registrant’s common stock ($1.00 – par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended
	9/30/2016	9/30/2015
Net sales	$1,443	$1,390
Cost of products sold	803	765
Gross profit	640	625

Selling and administrative expenses	200	186
Advertising costs	128	123
Research and development costs	31	30
Interest expense	22	23
Other (income) expense, net	(5)	(1)
Earnings from continuing operations before income taxes	264	264
Income taxes on continuing operations	85	91
Earnings from continuing operations	179	173
Earnings (losses) from discontinued operations, net of tax	-	(1)
Net earnings	$179	$172

Net earnings (losses) per share
Basic
Continuing operations	$1.39	$1.34
Discontinued operations	-	(0.01)
Basic net earnings per share	$1.39	$1.33

Diluted
Continuing operations	$1.36	$1.32
Discontinued operations	-	(0.01)
Diluted net earnings per share	$1.36	$1.31

Weighted average shares outstanding (in thousands)
Basic	129,449	129,155
Diluted	132,193	131,220

Dividend declared per share	$0.80	$0.77

Comprehensive income	$182	$133

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share and per share data)

	9/30/2016	6/30/2016
ASSETS
Current assets
Cash and cash equivalents	$408	$401
Receivables, net	494	569
Inventories, net	465	443
Other current assets	49	72
Total current assets	1,416	1,485
Property, plant and equipment, net of accumulated depreciation
and amortization of $1,944 and $1,911, respectively	917	906
Goodwill	1,196	1,197
Trademarks, net	657	657
Other intangible assets, net	76	78
Other assets	204	187
Total assets	$4,466	$4,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$618	$523
Current maturities of long-term debt	-	-
Accounts payable and accrued liabilities	874	1,035
Income taxes payable	30	-
Total current liabilities	1,522	1,558
Long-term debt	1,789	1,789
Other liabilities	783	784
Deferred income taxes	83	82
Total liabilities	4,177	4,213

Commitments and contingencies

Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none
issued or outstanding	-	-
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of September 30, 2016 and June 30, 2016; and 128,707,796 and 129,355,263
shares outstanding as of September 30, 2016 and June 30, 2016, respectively	159	159
Additional paid-in capital	881	868
Retained earnings	2,238	2,163
Treasury shares, at cost: 30,033,665 and 29,386,198 shares
as of September 30, 2016 and June 30, 2016, respectively	(2,422)	(2,323)
Accumulated other comprehensive net (losses) income	(567)	(570)
Stockholders’ equity	289	297
Total liabilities and stockholders’ equity	$4,466	$4,510

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2016	9/30/2015
Operating activities:
Net earnings	$179	$172
Deduct: Losses from discontinued operations, net of tax	-	(1)
Earnings from continuing operations	179	173
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	41	41
Share-based compensation	12	9
Deferred income taxes	(2)	(5)
Other	(14)	(5)
Changes in:
Receivables, net	74	39
Inventories, net	(23)	(30)
Other current assets	(6)	(10)
Accounts payable and accrued liabilities	(153)	(95)
Income taxes payable	62	18
Net cash provided by continuing operations	170	135
Net cash provided by discontinued operations	-	12
Net cash provided by operations	170	147

Investing activities:
Capital expenditures	(59)	(28)
Other	1	12
Net cash used for investing activities	(58)	(16)

Financing activities:
Notes and loans payable, net	95	36
Treasury stock purchased	(110)	(103)
Cash dividends paid	(104)	(99)
Issuance of common stock for employee stock plans and other	15	46
Net cash used for financing activities	(104)	(120)
Effect of exchange rate changes on cash and cash equivalents	(1)	(10)
Net increase in cash and cash equivalents	7	1
Cash and cash equivalents:
Beginning of period	401	382
End of period	$408	$383

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2016 and 2015, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela), discontinued its operations. Consequently, the Company reclassified the financial results of Clorox Venezuela as a discontinued operation in the condensed consolidated financial statements for all periods presented herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2016, which includes a complete set of footnote disclosures including the Company’s significant accounting policies.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the consolidated statement of earnings. Additionally, the standard requires cash flows from excess tax benefits and deficiencies, previously classified as a financing activity, to be classified as an operating activity in the consolidated statement of cash flows. The Company adopted this guidance in the first quarter of fiscal year 2017. Excess tax benefits of $6 were recognized in the consolidated statement of earnings and classified as an operating activity in the consolidated statement of cash flows during the three months ended September 30, 2016. The prior period consolidated statement of cash flows has not been adjusted as permitted. The adoption resulted in approximately a 2 percentage point benefit to the Company’s effective tax rate for the first quarter of fiscal year 2017. The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company did not make this election and will continue to account for forfeitures on an estimated basis.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation will depend on the classification of the lease as either a finance or an operating lease. ASU 2016-02 also requires expanded disclosures about leasing arrangements. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Cost,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard in the first quarter of fiscal year 2017 and retrospectively applied the standard to the June 30, 2016 consolidated balance sheet, resulting in an $8 reduction in Other assets and Long-term debt. The adoption had no impact on the Company’s consolidated statement of earnings or consolidated statement of cash flows.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which changes the guidance for evaluating whether to consolidate certain legal entities. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. The Company adopted this standard in the first quarter of fiscal year 2017. The adoption did not have an impact on the Company’s consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces most existing U.S. GAAP revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers, including information about significant judgments and changes in judgments. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with the option to early adopt in the first quarter of fiscal year 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

With this exit, the financial results of Clorox Venezuela are reflected as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented. The results of Clorox Venezuela had historically been part of the International reportable segment.

Net sales for Clorox Venezuela were $0 for each of the three months ended September 30, 2016 and 2015.

The following table provides a summary of earnings (losses) from discontinued operations for Clorox Venezuela and earnings (losses) from discontinued operations other than Clorox Venezuela for the periods indicated:

Three Months Ended
	9/30/2016	9/30/2015
Operating losses from Clorox Venezuela before income taxes	$-	$-
Exit costs and other related expenses for Clorox Venezuela	-	-
Total losses from Clorox Venezuela before income taxes	-	-
Income tax benefit attributable to Clorox Venezuela	-	-
Total losses from Clorox Venezuela, net of tax	-	-

Gains (losses) from discontinued operations
other than Clorox Venezuela, net of tax	-	(1)
Losses from discontinued operations, net of tax	$-	$(1)

NOTE 3. BUSINESSES ACQUIRED

On May 2, 2016, the Company acquired 100 percent of ReNew Life Holdings Corporation (RenewLife), a leading brand in digestive health. The amount paid was $290 funded through commercial paper. The amount paid of $290 represents the aggregate purchase price less cash acquired. The purchase of the RenewLife business reflects the Company’s strategy to acquire leading brands with attractive margins in growth categories. Results for RenewLife’s U.S. business are reflected in the Household reportable segment and results for RenewLife’s international business are reflected in the International reportable segment.

The assets and liabilities of RenewLife were recorded at their respective estimated fair value as of the date of the acquisition using U.S. GAAP for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired was allocated to goodwill. Goodwill recorded primarily reflects the value of expanding the Company’s portfolio further into the health and wellness arena.

The following table summarizes the estimated fair value of RenewLife’s assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date. Due to the timing of the acquisition, the fair value of the assets acquired and liabilities assumed are based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to goodwill and income taxes. The weighted-average estimated useful life of intangible assets subject to amortization is 15 years.

RenewLife
Goodwill	$137
Trademarks	134
Customer relationships	36
Property, plant and equipment	3
Working capital, net	41
Deferred income taxes	(61)
Purchase Price	$290

Pro forma results reflecting the acquisition were not presented because the acquisition did not meet the threshold requirements for additional disclosure.

NOTE 4. INVENTORIES, NET

Inventories, net, consisted of the following as of:

	9/30/2016	6/30/2016
Finished goods	$374	$361
Raw materials and packaging	114	111
Work in process	3	3
LIFO allowances	(26)	(32)
Total	$465	$443

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

As of September 30, 2016 and June 30, 2016, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the applicable periods included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund certain of the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, interest rate, foreign currency and counterparty risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

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

As of September 30, 2016, the notional amount of commodity derivatives was $24, of which $14 related to jet fuel swaps and $10 related to soybean oil futures. As of June 30, 2016, the notional amount of commodity derivatives was $30, of which $16 related to jet fuel swaps and $14 related to soybean oil futures.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $57 as of September 30, 2016, and $84 as of June 30, 2016.

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

As of both September 30, 2016 and June 30, 2016, the Company had no interest rate derivative instruments.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the derivative instruments of $3 and $5 reflected in Accounts payable and accrued liabilities as of September 30, 2016 and June 30, 2016, respectively, $2 and $4, respectively, contained such terms. As of both September 30, 2016 and June 30, 2016, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2016 and June 30, 2016, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of September 30, 2016 and June 30, 2016, the Company maintained cash margin balances related to exchange-traded futures contracts of $1, which are classified as Other current assets on the condensed consolidated balance sheets.

Trust Assets

The Company has held interests in mutual funds and cash equivalents as part of trust assets related to certain of its nonqualified deferred compensation plans. The participants in the deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts, which hold the marketable securities. These trusts represent variable interest entities for which the Company is considered the primary beneficiary, and therefore, trust assets are consolidated and included in Other assets in the condensed consolidated balance sheets. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Fair Value of Financial Instruments

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

			9/30/2016		6/30/2016
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market	Cash and cash
funds	equivalents (a)	1	$253	$253	$234	$234
Time deposits	Cash and cash
	equivalents (a)	2	76	76	79	79
Commodity purchase derivative contracts	Other current assets	1	1	1	1	1
Foreign exchange derivative contracts	Other current assets	2	1	1	1	1
Commodity purchase derivative contracts	Other assets	2	1	1	1	1
Trust assets for nonqualified deferred	Other assets
compensation plans		1	62	62	52	52
			$394	$394	$368	$368

Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$618	$618	$523	$523
Commodity purchase derivative contracts	Accounts payable and
	accrued liabilities	2	1	1	1	1
Foreign exchange derivative contracts	Accounts payable and
	accrued liabilities	2	2	2	4	4
Current maturities of long-term debt	Current maturities of long-
and Long-term debt	term debt and Long-term
	debt (c)	2	1,789	1,911	1,789	1,922
			$2,410	$2,532	$2,317	$2,450
____________________

(a)	Cash and cash equivalents are composed of time deposits and other interest bearing investments including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(b)	Notes and loans payable is composed of U.S. commercial paper and/or other similar short-term debts issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.
(c)	Current maturities of long-term debt and Long-term debt are recorded at cost. The fair value of Long-term debt, including current maturities, is determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Derivatives

The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges.

The effects of derivative instruments designated as hedging instruments on Comprehensive income and Net earnings were as follows:

	Three Months Ended
	Gains (losses) recognized in Other comprehensive income
	9/30/2016	9/30/2015
Commodity purchase derivative contracts	$-	$(7)
Interest rate derivative contracts	-	-
Foreign exchange derivative contracts	-	6
Total	$-	$(1)

	Three Months Ended
	Gains (losses) reclassified from Accumulated other comprehensive loss and recognized in Net earnings
	9/30/2016	9/30/2015
Commodity purchase derivative contracts	$(1)	$2
Interest rate derivative contracts	(2)	2
Foreign exchange derivative contracts	(1)	(1)
Total	$(4)	$3

The gains (losses) reclassified from Accumulated other comprehensive losses and recognized in Net earnings during the three months ended September 30, 2016 and 2015, for commodity purchase and foreign exchange contracts were included in Cost of products sold, and for interest rate contracts were included in Interest expense.

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive losses as of September 30, 2016, that is expected to be reclassified into Net earnings within the next twelve months is $8. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Net earnings. During the three months ended September 30, 2016 and 2015, hedge ineffectiveness was not significant.

NOTE 6. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 32.0% for the three months ended September 30, 2016, and 34.5% for the three months ended September 30, 2015. This decrease was primarily due to the recognition of excess tax benefits from share-based compensation upon the adoption of ASU No. 2016-09 in the first quarter of fiscal year 2017. Refer to Note 1 for further details.

NOTE 7. NET EARNINGS PER SHARE (EPS)

The following is a reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2016	9/30/2015
Basic	129,449	129,155
Dilutive effect of stock options and other	2,744	2,065
Diluted	132,193	131,220

Antidilutive stock options and other	-	1,271

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of September 30, 2016, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

Share repurchases under authorized programs were as follows during the three months ended September 30:

	Three Months Ended
	9/30/2016		9/30/2015
	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Open-market purchase programs	$-	-	$-	-
Evergreen Program	113	883	112	1,006
Total	$113	883	$112	1,006

NOTE 8. COMPREHENSIVE INCOME

Comprehensive income was as follows for the periods indicated:

	Three Months Ended
	9/30/2016	9/30/2015
Earnings from continuing operations	$179	$173
Earnings (losses) from discontinued operations, net of tax	-	(1)
Net earnings	179	172
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(43)
Net unrealized gains (losses) on derivatives	3	3
Pension and postretirement benefit adjustments	1	1
Total other comprehensive income (loss), net of tax	3	(39)
Comprehensive income	$182	$133

NOTE 8. COMPREHENSIVE INCOME (Continued)

Changes in Accumulated other comprehensive net (losses) income by component were as follows for the three months ended September 30:

	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (losses) income
Balance as of June 30, 2015	$(300)	$(53)	$(149)	$(502)
Other comprehensive (loss) income before
reclassifications	(41)	-	-	(41)
Amounts reclassified from accumulated other
comprehensive net losses	-	3	1	4
Income tax benefit (expense)	(2)	-	-	(2)
Net current period other comprehensive income (loss)	(43)	3	1	(39)
Balance as of September 30, 2015	$(343)	$(50)	$(148)	$(541)

Balance as of June 30, 2016	$(353)	$(44)	$(173)	$(570)
Other comprehensive (loss) income before
reclassifications	(1)	-	-	(1)
Amounts reclassified from accumulated other
comprehensive net losses	-	4	2	6
Income tax benefit (expense)	-	(1)	(1)	(2)
Net current period other comprehensive income (loss)	(1)	3	1	3
Balance as of September 30, 2016	$(354)	$(41)	$(172)	$(567)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three months ended September 30, 2016 and 2015, Other comprehensive income (loss) on these loans totaled $0 and $(5), respectively, and there were no amounts reclassified from Accumulated other comprehensive net (losses) income.

NOTE 9. EMPLOYEE BENEFIT PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2016	9/30/2015
Service cost	$-	$-
Interest cost	5	7
Expected return on plan assets	(5)	(4)
Amortization of unrecognized items	3	2
Total	$3	$5

The net periodic benefit cost for the Company’s retirement health care plans was $0 for each of the three months ended September 30, 2016 and 2015.

During the three months ended September 30, 2016, the Company made $15 in discretionary contributions to the domestic qualified retirement income plan.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES

Contingencies

The Company is involved in certain environmental matters, including response actions at various locations. The Company had a recorded liability of $13 and $14 as of September 30, 2016 and June 30, 2016, respectively, for its share of aggregate future remediation costs related to these matters. One matter in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for a substantial majority of the recorded liability as of both September 30, 2016 and June 30, 2016. The Company has agreed to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Currently, the Company cannot accurately predict the timing of future payments that may be made under this obligation. In addition, the Company’s estimated loss exposure is sensitive to a variety of uncertain factors, including the efficacy of remediation efforts, changes in remediation requirements and the future availability of alternative clean-up technologies. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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

The Company had not recorded any liabilities on the aforementioned guarantees as of September 30, 2016.

As of September 30, 2016, the Company was a party to letters of credit of $10 primarily related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 11. SEGMENT RESULTS

The Company operates through strategic business units that are aggregated into four reportable segments based on the economics and nature of the products sold: Cleaning, Household, Lifestyle and International. As a result of Clorox Venezuela being reported as discontinued operations, the results of Clorox Venezuela are no longer included in the International reportable segment.

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, other current assets, property and equipment, other investments and deferred taxes.

The table below presents reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings from continuing operations before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate.

	Net sales		Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Three Months Ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Cleaning	$534	$497	$164	$149
Household	422	411	69	82
Lifestyle	236	231	62	59
International	251	251	27	32
Corporate	-	-	(58)	(58)
Total	$1,443	$1,390	$264	$264

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% and 27% for the three months ended September 30, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which was filed with the Securities and Exchange Commission (SEC) on August 16, 2016, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three-month period ended September 30, 2016 (the current period) to the three-month period ended September 30, 2015 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

Effective September 22, 2014, the Company’s Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela), discontinued its operations. Consequently, for all periods presented herein, Clorox Venezuela is reflected as a discontinued operation.

OVERVIEW

Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,000 employees worldwide. Clorox sells its products primarily through grocery and mass retail outlets, e-commerce channels, wholesale distributors and medical supply distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners, Liquid-Plumr® clog removers, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and container products, Kingsford® charcoal, RenewLife® digestive health products, Hidden Valley® dressings and sauces, Brita® water-filtration products and Burt’s Bees® natural personal care products. The Company also markets brands through professional services channels, including infection control products for the healthcare industry under Clorox Healthcare®, HealthLink®, Aplicare®, and Dispatch® brands. The Company manufactures products in more than a dozen countries and sells them in more than 100 markets.

The Company primarily markets its leading brands in midsized categories considered to be financially attractive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands.

The Company operates through strategic business units that are aggregated into the following four reportable segments based on the economics and nature of the products sold:

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

●

Household consists of charcoal, cat litter, digestive health products and bags, wraps and container products marketed and sold in the United States. Products within this segment include charcoal products under the Kingsford® and Match Light® brands; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; digestive health products under the RenewLife® brand; and bags, wraps and containers under the Glad® brand.

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

●

International consists of products sold outside the United States. This segment includes laundry, home care, water-filtration, digestive health products, charcoal and cat litter products, dressings and sauces, bags, wraps and containers and natural personal care products, primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, RenewLife®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley® and Burt’s Bees® brands.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	9/30/2016	9/30/2015	% Change	9/30/2016	9/30/2015
Diluted net earnings per share
from continuing operations	$1.36	$1.32	3%
Net sales	1,443	1,390	4	100%	100%
Gross profit	640	625	2	44.4	45.0
Selling and administrative expenses	200	186	8	13.9	13.4
Advertising costs	128	123	4	8.9	8.8
Research and development costs	31	30	3	2.1	2.2
Interest expense	22	23	(4)	1.5	1.7

Diluted net earnings per share from continuing operations increased $0.04, or 3%, in the current period. Diluted net earnings per share increased primarily due to higher net sales and cost savings, partially offset by increased manufacturing and logistics costs and unfavorable foreign currency exchange rates.

Net sales in the current period increased 4%. Volume increased 8% reflecting higher shipments in all reportable segments, including the benefit from the acquisition of RenewLife. Volume outpaced net sales primarily due to unfavorable product mix and foreign currency exchange rates, partially offset by the benefit of price increases.

Gross margin, defined as gross profit as a percentage of net sales, decreased 60 basis points in the current period. The decrease was driven by higher manufacturing and logistics costs and unfavorable product mix and foreign currency exchange rates, partially offset by strong cost savings, favorable commodity costs and the benefit of price increases.

Selling and administrative expenses, as a percentage of net sales, increased 50 basis points in the current period, primarily due to the impact of RenewLife and increased performance-based compensation costs.

Advertising costs, as a percentage of net sales, remained essentially flat in the current period. The Company’s U.S. retail advertising spend in the current period and prior period was approximately 10% of net sales.

Research and development costs remained essentially flat in the current period, reflecting the Company’s continued support of its new products and established brands with an emphasis on innovation.

Interest expense remained essentially flat in the current period.

The effective tax rate on earnings from continuing operations was 32.0% and 34.5% for the current and prior period, respectively. This decrease was primarily due to the recognition of excess tax benefits from share-based compensation upon the adoption of Accounting Standards Update No. 2016-09 in the first quarter of fiscal year 2017. See Notes to the Condensed Consolidated Financial Statements for more information.

DISCONTINUED OPERATIONS

Since the exit of Clorox Venezuela in the first quarter of fiscal year 2015, the Company has recognized $49 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela. The Company believes it is reasonably possible that it will recognize an additional $1 to $11 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela during the remainder of fiscal year 2017 and fiscal years 2018 through 2019, for a total of $50 to $60 over the entire five-year period.

See Notes to the Condensed Consolidated Financial Statements for more information regarding discontinued operations of Clorox Venezuela.

SEGMENT RESULTS FROM CONTINUING OPERATIONS

The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:

Cleaning

	Three Months Ended
	9/30/2016	9/30/2015	% Change
Net sales	$534	$497	7%
Earnings from continuing operations before income taxes	164	149	10

Volume, net sales and earnings from continuing operations before income taxes increased by 13%, 7% and 10%, respectively, in the current period. Both volume and net sales growth were driven mainly by higher shipments across several Clorox® branded products within Home Care, primarily Clorox® disinfecting wipes resulting from expanded club-channel distribution and increased merchandising support, and in Professional Products across cleaning products. Volume outpaced net sales due to unfavorable product mix. The increase in earnings from continuing operations before income taxes was mainly due to net sales growth and strong cost savings.

Household

	Three Months Ended
	9/30/2016	9/30/2015	% Change
Net sales	$422	$411	3%
Earnings from continuing operations before income taxes	69	82	(16)

Volume and net sales increased by 6% and 3%, respectively, while earnings from continuing operations before income taxes decreased 16% in the current period. Both volume growth and net sales growth were driven by the acquisition of RenewLife, partially offset by lower shipments of Charcoal. Volume outpaced net sales, primarily due to higher trade promotion spending. The decrease in earnings from continuing operations before income taxes was mainly due to lower volume in Charcoal, higher trade promotion spending and higher manufacturing and logistics costs, partially offset by the benefit of favorable commodity costs.

Lifestyle

	Three Months Ended
	9/30/2016	9/30/2015	% Change
Net sales	$236	$231	2%
Earnings from continuing operations before income taxes	62	59	5

Volume, net sales, and earnings from continuing operations before income taxes increased by 1%, 2% and 5%, respectively, in the current period. Both volume growth and net sales growth were primarily driven by higher shipments in the Burt’s Bees Natural Personal Care business largely due to innovation in lip color. Net sales growth outpaced volume, primarily due to decreased trade promotion spending. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth, cost savings and favorable commodity costs, partially offset by higher manufacturing and logistics costs.

International

	Three Months Ended
	9/30/2016	9/30/2015	% Change
Net sales	$251	$251	-%
Earnings from continuing operations before income taxes	27	32	(16)

Volume increased 4%, net sales were flat and earnings from continuing operations before income taxes decreased by 16% in the current period. Volume grew due to higher shipments, mainly in Canada, which included the benefit from the RenewLife acquisition and in the Burt’s Bees Natural Personal Care Asia business, partially offset by lower shipments in certain Latin American countries, including Argentina. Volume outpaced net sales due to unfavorable foreign exchange rates, partially offset by the benefit of price increases. The decrease in earnings from continuing operations before income taxes was primarily due to unfavorable foreign currency exchange rates, inflationary pressure on manufacturing and logistics costs, partially offset by the benefit of price increases.

Argentina

The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 3% of the Company’s consolidated net sales for each of the three months ended September 30, 2016 and the fiscal year ended June 30, 2016. The operating environment in Argentina continues to present business challenges, including significant devaluing of Argentina’s currency and inflation.

Clorox Argentina manufactures products at three plants that it owns and operates across Argentina and markets those products to consumers throughout the country. Products are advertised nationally and sold to consumers through wholesalers and retail outlets located throughout Argentina. Sales are made primarily through the use of Clorox Argentina’s sales force. Small amounts of products produced in Argentina are exported each year, including sales to the Company’s other subsidiaries located primarily in Latin America. Clorox Argentina obtains its raw materials almost entirely from local sources. The Company also conducts research and development activities at its owned facility in Buenos Aires, Argentina. Additionally, Clorox Argentina performs marketing, legal, and various other shared service activities to support the Company’s Latin American operations. Clorox Argentina in turn benefits from shared service activities performed within other geographic locations, such as information technology support and manufacturing technical assistance.

For the three months ended September 30, 2016 and the year ended June 30, 2016, the value of the Argentine peso (ARS) declined 3% and 39%, respectively. As of September 30, 2016, using the exchange rate of 15.4 ARS per USD, Clorox Argentina had total assets of $74, including cash and cash equivalents of $10, net receivables of $19, inventories of $19, net property, plant and equipment of $17 and intangible assets excluding goodwill of $3. Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, further volatility and declines in the exchange rate are expected in the future, which would have an additional adverse impact on Clorox Argentina’s net sales, net earnings, and net monetary asset position.

The Company is closely monitoring developments in Argentina and is taking steps intended to mitigate the adverse conditions, but there can be no assurances that the Company will be able to mitigate these conditions.

Corporate

Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, other current assets, property and equipment, other investments and deferred taxes.

	Three Months Ended
	9/30/2016	9/30/2015	% Change
Losses from continuing operations before income taxes	$(58)	$(58)	-%

There was no significant change in losses from continuing operations before income taxes in the current period.

FINANCIAL POSITION AND LIQUIDITY

Operating Activities

The Company’s financial condition and liquidity remained strong as of September 30, 2016. Net cash provided by continuing operations was $170 in the current period, compared with $135 in the prior period. The year-over-year increase was primarily related to higher tax payments in the prior period.

Investing Activities

Capital expenditures were $59 in the current period, compared with $28 in the prior period. Capital spending as a percentage of net sales was approximately 4% and 2% in the three months ended September 30, 2016 and 2015, respectively. The year-over-year increase was due to additional capital spending for manufacturing efficiencies and information technology infrastructure in the current period. Prior period investing activities also included proceeds from the sale of the Company’s corporate jet.

Financing Activities

Net cash used for financing activities was $104 in the current period, compared with $120 in the prior period. The change was primarily due to an increase in cash sourced from notes and loan payable borrowings, partially offset by a decline in proceeds from the issuance of stock for employee stock plans.

Credit Arrangements

As of September 30, 2016, the Company had a $1,100 revolving credit agreement (the Credit Agreement) that expires in October 2019. As of September 30, 2016, there were no borrowings under the Credit Agreement, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and intangible asset impairment (Consolidated EBITDA) for the trailing four quarters (Consolidated Leverage ratio), as defined and described in the Credit Agreement, of 3.50.

The following table sets forth the calculation of the Consolidated Leverage ratio as of September 30, 2016, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

9/30/2016
Earnings from continuing operations	$654
Add back:
Interest expense	87
Income tax expense	329
Depreciation and amortization	165
Noncash intangible asset impairment charges	9
Deduct:
Interest income	5
Consolidated EBITDA	$1,239
Total debt	$2,407
Consolidated Leverage ratio	1.94

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of September 30, 2016, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

Of the $29 of foreign and other credit lines as of September 30, 2016, $4 was outstanding and the remainder of $25 was available for borrowing.

Share repurchases and dividends

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of September 30, 2016, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.

During the three months ended September 30, 2016 and 2015, the Company repurchased approximately 0.9 million and 1.0 million shares, respectively, under its Evergreen Program, for an aggregate amount of $113 and $112, respectively. The Company did not repurchase any shares under the open-market purchase program during the three months ended September 30, 2016 and 2015.

During the three months ended September 30, 2016 and 2015, the Company paid dividends per share of $0.80 and $0.77, respectively, aggregating to $104 and $99, respectively.

CONTINGENCIES

See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.

Cautionary Statement

This Quarterly Report on Form 10-Q (the Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volume, sales, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed herein. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:

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
●

risks related to reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;

●	costs resulting from government regulations;
●	the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;
●

risks related to international operations, including political instability; government-imposed price controls or other regulations; foreign currency exchange rate controls, including periodic changes in such controls, fluctuations and devaluations; labor claims, labor unrest and inflationary pressures, particularly in Argentina; and potential harm and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; and the possibility of nationalization, expropriation of assets or other government action;

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
●

risks related to the potential increase in the Company’s purchase price for P&G’s interest in the Glad® business and the impact from the decision on whether or not to extend the term of the related agreement with P&G;

●	the effect of the Company’s indebtedness and credit rating on its business operations and financial results;
●	risks related to the Company’s discontinuation of operations in Venezuela;
●	the Company’s ability to pay and declare dividends or repurchase its stock in the future;
●	the Company’s ability to maintain an effective system of internal controls, including after completing acquisitions;
●	uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;
●	the accuracy of the Company’s estimates and assumptions on which its financial projections are based; and
●	the impacts of potential stockholder activism.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to the Company’s market risk since June 30, 2016. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.A. Risk Factors

For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2017.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2016	-	$-	-	(2)
August 1 to 31, 2016	405,154	131.34	405,154	(2)
September 1 to 30, 2016	477,586	125.84	477,586	(2)
Total	882,740	$128.36	882,740	(2)
____________________

(1)	Shares purchased in July, August and September 2016 were acquired pursuant to the Company’s share repurchase program to offset the impact of share dilution related to share-based awards (the Evergreen Program).
(2)	The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of September 30, 2016, and the Evergreen Program, the purpose of which is to offset the impact of anticipated share dilution related to share-based awards and which has no authorization limit as to the amount or timing of repurchases.

Item 6. Exhibits

3.2	The Clorox Company Amended and Restated Bylaws (filed as Exhibit 3.2 to the Current Report on Form 8-K, filed September 15, 2016, incorporated herein by reference).
10.1	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2016.
10.2	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 2, 2016	BY	/s/ Thomas D. Johnson
Thomas D. Johnson
Vice President – Global Business Services and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.

3.2	The Clorox Company Amended and Restated Bylaws (filed as Exhibit 3.2 to the Current Report on Form 8-K, filed September 15, 2016, incorporated herein by reference).
10.1	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2016.
10.2	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.