Form 10-Q
period 2016-12-31
CLOROX CO /DE/
filed 2017-02-03
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016.

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

As of January 20, 2017, there were 128,265,855 shares outstanding of the registrant’s common stock ($1.00 – par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Net sales	$1,406	$1,345	$2,849	$2,735
Cost of products sold	777	745	1,580	1,510
Gross profit	629	600	1,269	1,225
Selling and administrative expenses	197	191	397	377
Advertising costs	128	126	256	249
Research and development costs	32	34	63	64
Interest expense	22	22	44	45
Other (income) expense, net	23	(3)	18	(4)
Earnings from continuing operations before income taxes	227	230	491	494
Income taxes on continuing operations	77	79	162	170
Earnings from continuing operations	150	151	329	324
Earnings (losses) from discontinued operations, net of tax	(1)	(2)	(1)	(3)
Net earnings	$149	$149	$328	$321
Net earnings (losses) per share
Basic
Continuing operations	$1.16	$1.16	$2.55	$2.50
Discontinued operations	—	(0.01)	(0.01)	(0.02)
Basic net earnings per share	$1.16	$1.15	$2.54	$2.48
Diluted
Continuing operations	$1.14	$1.14	$2.51	$2.46
Discontinued operations	—	(0.01)	(0.01)	(0.02)
Diluted net earnings per share	$1.14	$1.13	$2.50	$2.44
Weighted average shares outstanding (in thousands)
Basic	128,497	129,543	128,973	129,349
Diluted	130,775	131,546	131,406	131,477
Dividend declared per share	$0.80	$0.77	$1.60	$1.54
Comprehensive income	$137	$129	$319	$262

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share and per share data)

	12/31/2016	6/30/2016
ASSETS
Current assets
Cash and cash equivalents	$414	$401
Receivables, net	514	569
Inventories, net	501	443
Other current assets	120	72
Total current assets	1,549	1,485
Property, plant and equipment, net of accumulated depreciation and amortization of $1,983 and $1,911, respectively	904	906
Goodwill	1,190	1,197
Trademarks, net	655	657
Other intangible assets, net	72	78
Other assets	198	187
Total assets	$4,568	$4,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	759	523
Current maturities of long-term debt	400	—
Accounts payable and accrued liabilities	878	1,035
Income taxes payable	—	—
Total current liabilities	2,037	1,558
Long-term debt	1,390	1,789
Other liabilities	794	784
Deferred income taxes	77	82
Total liabilities	4,298	4,213
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of December 31, 2016 and June 30, 2016; and 128,177,367 and 129,355,263 shares outstanding as of December 31, 2016 and June 30, 2016, respectively	159	159
Additional paid-in capital	895	868
Retained earnings	2,284	2,163
Treasury shares, at cost: 30,564,094 and 29,386,198 shares as of December 31, 2016 and June 30, 2016, respectively	(2,489)	(2,323)
Accumulated other comprehensive net (losses) income	(579)	(570)
Stockholders’ equity	270	297
Total liabilities and stockholders’ equity	$4,568	$4,510

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2016	12/31/2015
Operating activities:
Net earnings	$328	$321
Deduct: Losses from discontinued operations, net of tax	(1)	(3)
Earnings from continuing operations	329	324
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	82	82
Share-based compensation	25	22
Deferred income taxes	(4)	(10)
Other	20	(7)
Changes in:
Receivables, net	57	28
Inventories, net	(63)	(77)
Other current assets	(13)	(8)
Accounts payable and accrued liabilities	(142)	(99)
Income taxes payable	(20)	(77)
Net cash provided by continuing operations	271	178
Net cash (used for) provided by discontinued operations	(1)	7
Net cash provided by operations	270	185
Investing activities:
Capital expenditures	(117)	(68)
Other	3	12
Net cash used for investing activities	(114)	(56)
Financing activities:
Notes and loans payable, net	233	405
Long-term debt repayments	—	(300)
Treasury stock purchased	(183)	(144)
Cash dividends paid	(206)	(198)
Issuance of common stock for employee stock plans and other	17	133
Net cash used for financing activities	(139)	(104)
Effect of exchange rate changes on cash and cash equivalents	(4)	(17)
Net increase in cash and cash equivalents	13	8
Cash and cash equivalents:
Beginning of period	401	382
End of period	$414	$390

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2016 and 2015, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax benefits or expenses in the consolidated statement of earnings. Additionally, the standard requires cash flows from excess tax benefits and deficiencies, previously classified as a financing activity, to be classified as an operating activity in the consolidated statement of cash flows. The Company adopted this guidance in the first quarter of fiscal year 2017. Excess tax benefits of $0 and $6 were recognized in the consolidated statement of earnings and classified as an operating activity in the consolidated statement of cash flows during the three and six months ended December 31, 2016, respectively. The prior period consolidated statement of cash flows has not been adjusted as permitted. The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company did not make this election and will continue to account for forfeitures on an estimated basis.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation will depend on the classification of a lease as either a finance or an operating lease. ASU 2016-02 also requires expanded disclosures about leasing arrangements. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces most of the existing U.S. GAAP revenue recognition guidance and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers, including information about significant judgments and changes in judgments. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with the option to early adopt in the first quarter of fiscal year 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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
Net sales for Clorox Venezuela were $0 for each of the three and six months ended December 31, 2016 and 2015.
The following table provides a summary of Earnings (losses) from discontinued operations for Clorox Venezuela and Earnings (losses) from discontinued operations other than Clorox Venezuela for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Operating losses from Clorox Venezuela before income taxes	$—	$—	$—	$—
Exit costs and other related expenses for Clorox Venezuela	(1)	(1)	(1)	(1)
Total losses from Clorox Venezuela before income taxes	(1)	(1)	(1)	(1)
Income tax benefit attributable to Clorox Venezuela	—	—	—	—
Total losses from Clorox Venezuela, net of tax	(1)	(1)	(1)	(1)
Gains (losses) from discontinued operations other than Clorox Venezuela, net of tax	—	(1)	—	(2)
Earnings (losses) from discontinued operations, net of tax	$(1)	$(2)	$(1)	$(3)

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
NOTE 4. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	12/31/2016	6/30/2016
Finished goods	$414	$361
Raw materials and packaging	110	111
Work in process	3	3
LIFO allowances	(26)	(32)
Total	$501	$443

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

As of December 31, 2016, the notional amount of commodity derivatives was $20, of which $12 related to jet fuel swaps and $8 related to soybean oil futures. As of June 30, 2016, the notional amount of commodity derivatives was $30, of which $16 related to jet fuel swaps and $14 related to soybean oil futures.

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

As of both December 31, 2016 and June 30, 2016, the Company had no interest rate derivative instruments.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $36 as of December 31, 2016, and $84 as of June 30, 2016.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Commodity, Interest Rate and Foreign Exchange Derivatives

The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, interest rate forward contracts for forecasted interest payments, and foreign currency forward contracts for forecasted purchases of inventory as cash flow hedges.

The effects of derivative instruments designated as hedging instruments on Comprehensive income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended		Six Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Commodity purchase derivative contracts	$1	$—	$1	$(7)
Interest rate derivative contracts	—	—	—	—
Foreign exchange derivative contracts	1	(2)	1	5
Total	$2	$(2)	$2	$(2)

	Gains (losses) reclassified from Accumulated other comprehensive loss and recognized in Net earnings
	Three Months Ended		Six Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Commodity purchase derivative contracts	$—	$(3)	$(1)	$(5)
Interest rate derivative contracts	(1)	(1)	(3)	(3)
Foreign exchange derivative contracts	(2)	(1)	(3)	—
Total	$(3)	$(5)	$(7)	$(8)

The gains (losses) reclassified from Accumulated other comprehensive losses and recognized in Net earnings during the three and six months ended December 31, 2016 and 2015, for commodity purchase and foreign exchange contracts were included in Cost of products sold, and for interest rate contracts were included in Interest expense.

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive losses as of December 31, 2016, that is expected to be reclassified into Net earnings within the next twelve months is $4. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Net earnings. During both the three and six months ended December 31, 2016 and 2015, hedge ineffectiveness was not significant.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the derivative instruments of $1 and $5 reflected in Accounts payable and accrued liabilities as of December 31, 2016 and June 30, 2016, respectively, $0 and $4, respectively, contained such terms. As of both December 31, 2016 and June 30, 2016, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2016 and June 30, 2016, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both December 31, 2016 and June 30, 2016, the Company maintained cash margin balances related to exchange-traded futures contracts of $1, which are classified as Other current assets on the condensed consolidated balance sheets.

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

As of December 31, 2016 and June 30, 2016, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the applicable periods included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund certain of the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

			12/31/2016		6/30/2016
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market funds	Cash and cash equivalents (a)	1	$252	$252	$234	$234
Time deposits	Cash and cash equivalents (a)	2	81	81	79	79
Commodity purchase futures contracts	Other current assets	1	1	1	1	1
Commodity purchase swaps contracts	Other current assets	2	1	1	—	—
Foreign exchange forward contracts	Other current assets	2	1	1	1	1
Commodity purchase swaps contracts	Other assets	2	—	—	1	1
Trust assets for nonqualified deferred compensation plans	Other assets	1	64	64	52	52
			$400	$400	$368	$368
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$759	$759	$523	$523
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	—	—	1	1
Foreign exchange forward contracts	Accounts payable and accrued liabilities	2	1	1	4	4
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	1,790	1,851	1,789	1,922
			$2,550	$2,611	$2,317	$2,450
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

NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 34.1% and 33.0% for the three and six months ended December 31, 2016, respectively, and 34.5% for both the three and six months ended December 31, 2015. The decrease in the current six-month period was primarily due to the recognition of excess tax benefits from share-based compensation upon the adoption of ASU No. 2016-09 in the first quarter of fiscal year 2017. Refer to Note 1 for further details.
NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is a reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Basic	128,497	129,543	128,973	129,349
Dilutive effect of stock options and other	2,278	2,003	2,433	2,128
Diluted	130,775	131,546	131,406	131,477

Antidilutive stock options and other	1,335	—	39	—

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of December 31, 2016, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.
Share repurchases under authorized programs during the three and six months ended December 31, 2016 were as follows:

	Three Months Ended				Six Months Ended
	12/31/2016		12/31/2015		12/31/2016		12/31/2015
	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Open-market purchase programs	$—	—	$—	—	$—	—	$—	—
Evergreen Program	70	572	32	262	183	1,455	144	1,268
Total	$70	572	$32	262	$183	1,455	$144	1,268

NOTE 8. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Earnings from continuing operations	$150	$151	$329	$324
Earnings (losses) from discontinued operations, net of tax	(1)	(2)	(1)	(3)
Net earnings	149	149	328	321
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17)	(24)	(18)	(67)
Net unrealized gains (losses) on derivatives	4	3	7	6
Pension and postretirement benefit adjustments	1	1	2	2
Total other comprehensive income (loss), net of tax	(12)	(20)	(9)	(59)
Comprehensive income	$137	$129	$319	$262
Changes in Accumulated other comprehensive net (losses) income by component for the six months ended December 31 were as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (losses) income
Balance as of June 30, 2015	$(300)	$(53)	$(149)	$(502)
Other comprehensive (loss) income before reclassifications	(61)	(2)	—	(63)
Amounts reclassified from accumulated other comprehensive net losses	—	8	3	11
Income tax benefit (expense)	(6)	—	(1)	(7)
Net current period other comprehensive income (loss)	(67)	6	2	(59)
Balance as of December 31, 2015	$(367)	$(47)	$(147)	$(561)
Balance as of June 30, 2016	$(353)	$(44)	$(173)	$(570)
Other comprehensive (loss) income before reclassifications	(20)	2	—	(18)
Amounts reclassified from accumulated other comprehensive net losses	—	7	4	11
Income tax benefit (expense)	2	(2)	(2)	(2)
Net current period other comprehensive income (loss)	(18)	7	2	(9)
Balance as of December 31, 2016	$(371)	$(37)	$(171)	$(579)
Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For both the three and six months ended December 31, 2016, Other comprehensive income (loss) on these loans totaled $(3). For the three and six months ended December 31, 2015, Other comprehensive income (loss) on these loans totaled $(6) and $(11), respectively. There were no amounts reclassified from Accumulated other comprehensive net (losses) income for the periods presented.

NOTE 9. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Service cost	$—	$—	$—	$—
Interest cost	6	6	11	13
Expected return on plan assets	(5)	(5)	(10)	(9)
Amortization of unrecognized items	3	3	6	5
Total	$4	$4	$7	$9

The net periodic benefit cost for the Company’s retirement health care plans was $0 for each of the three and six months ended December 31, 2016 and 2015.
During the three and six months ended December 31, 2016, the Company made $0 and $15 in discretionary contributions to the domestic qualified retirement income plan, respectively.
NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $22 and $14 as of December 31, 2016 and June 30, 2016, respectively, for its share of aggregate future remediation costs related to these matters.
One matter in Dickinson County, Michigan, at the site of one of the Company's former operations for which the Company is jointly and severally liable, accounted for $11 of the recorded liability as of both December 31, 2016 and June 30, 2016. This amount reflects the Company's agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
Another matter, which accounted for $9 and less than $1 of the recorded liability as of December 31, 2016 and June 30, 2016, respectively, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions not included in the study. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES (continued)

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
The Company had not recorded any liabilities on the aforementioned guarantees as of December 31, 2016.
As of December 31, 2016, the Company was a party to letters of credit of $10 primarily related to one of its insurance carriers, of which $0 had been drawn upon.
Other Matters
During the second quarter of fiscal year 2017, the Company recognized a $21 non-cash charge related to impairing certain assets of the Company’s Aplicare business within the Cleaning segment. The asset impairment charge was recorded to Other (income) expense, net, and primarily related to writing down Property, plant and equipment to fair value in connection with an updated valuation of the Aplicare business. Such updated valuation takes into account proposed actions that the Company plans to take in response to a December 2016 FDA warning letter that focused on the validation of Aplicare's sterilization process as well as quality controls and environmental monitoring for Aplicare's povidone-iodine products. The Aplicare business, which represents slightly less than 1% of the Company’s net sales, is a business primarily focused on providing skin antisepsis products to health care institutions. While the Company continues to believe in the value of the processes that Aplicare has used for the past 30 years, the Company may have additional future charges as it addresses the warning letter and explores other strategic alternatives for the Aplicare business. As of December 31, 2016, the Aplicare business has remaining total assets of $17, including net Receivables of $5, Inventory of $8 and net Property, plant and equipment of $4.

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

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Cleaning	$469	$457	$1,003	$954
Household	421	375	843	786
Lifestyle	260	251	496	482
International	256	262	507	513
Corporate	—	—	—	—
Total	$1,406	$1,345	$2,849	$2,735

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Six Months Ended
	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Cleaning	$104	$123	$268	$272
Household	71	67	140	149
Lifestyle	77	72	139	131
International	28	22	55	54
Corporate	(53)	(54)	(111)	(112)
Total	$227	$230	$491	$494

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for each of the three and six months ended December 31, 2016 and 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which was filed with the Securities and Exchange Commission (SEC) on August 16, 2016, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three- and six-month periods ended December 31, 2016 (the current period) to the three and six-month period ended December 31, 2015 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
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

•
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

•
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

•
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

•
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	12/31/2016	12/31/2015	% Change	12/31/2016	12/31/2015
Diluted net earnings per share from continuing operations	$1.14	$1.14	—%
Net sales	1,406	1,345	5	100%	100%
Gross profit	629	600	5	44.7	44.6
Selling and administrative expenses	197	191	3	14.0	14.2
Advertising costs	128	126	2	9.1	9.4
Research and development costs	32	34	(6)	2.3	2.5
Interest expense	22	22	—	1.6	1.6

	Six Months Ended			% of Net Sales
	12/31/2016	12/31/2015	% Change	12/31/2016	12/31/2015
Diluted net earnings per share from continuing operations	$2.51	$2.46	2%
Net sales	2,849	2,735	4	100%	100%
Gross profit	1,269	1,225	4	44.5	44.8
Selling and administrative expenses	397	377	5	13.9	13.8
Advertising costs	256	249	3	9.0	9.1
Research and development costs	63	64	(2)	2.2	2.3
Interest expense	44	45	(2)	1.5	1.6

Diluted net earnings per share from continuing operations remained flat in the current quarter, primarily due to net sales growth and cost savings, offset by higher manufacturing and logistics costs and the non-cash impairment charge for the Aplicare business (See Note 10 to the Condensed Consolidated Financial Statements).
Diluted net earnings per share from continuing operations increased $0.05, or 2%, in the current six-month period, primarily due to net sales growth and cost savings, partially offset by higher manufacturing and logistics costs and the non-cash impairment charge for the Aplicare business (See Note 10 to the Condensed Consolidated Financial Statements).
Net sales in the current quarter increased 5% versus the year-ago period. Volume increased 8% reflecting higher shipments in all reportable segments, including the benefit from the acquisition of RenewLife. Volume outpaced net sales primarily due to unfavorable foreign currency exchange rates and product mix, partially offset by the benefit of price increases.
Net sales in the current six-month period increased 4%. Volume increased 8% reflecting higher shipments in all reportable segments, including the benefit from the acquisition of RenewLife. Volume outpaced net sales primarily due to unfavorable foreign currency exchange rates and product mix, partially offset by the benefit of price increases.
Gross margin, defined as gross profit as a percentage of net sales, increased 10 basis points in the current quarter. The increase was driven by cost savings and the benefit of price increases, partially offset by higher manufacturing and logistics costs.
Gross margin decreased 30 basis points in the current six-month period. The decrease was driven by higher manufacturing and logistics costs and unfavorable product mix, partially offset by cost savings and the benefit of price increases.
Selling and administrative expenses, as a percentage of net sales, remained essentially flat in the three- and six-month periods.
Advertising costs, as a percentage of net sales, remained essentially flat in the three- and six-month periods. The Company’s U.S. retail advertising spend in the current quarter and year-ago quarter was 10%.

Research and development costs remained essentially flat in the current three- and six-month periods, reflecting the Company’s continued support of its new products and established brands with an emphasis on innovation.
Other (income) expense, net, was $23 and $18 in the current three- and six-month periods, respectively, and $(3) and $(4) in the prior three- and six-month periods, respectively. The change in the current three- and six-month periods was primarily driven by the $21 non-cash charge related to impairing certain assets of the Aplicare business and the $9 projected environmental costs associated with the Company’s former operations at a site in Alameda County, California over an estimated 30-year period. See Note 10 to the Condensed Consolidated Financial Statements for more information.
Interest expense remained essentially flat in the current three- and six-month periods.
The effective tax rate on earnings from continuing operations was 34.1% and 33.0% for the current three- and six-month periods and 34.5% for both the prior three- and six-month periods. The decrease for the six-month period was primarily due to the recognition of excess tax benefits from share-based compensation upon the adoption of Accounting Standards Update No. 2016-09 in the first quarter of fiscal year 2017. See Notes to the Condensed Consolidated Financial Statements for more information.

DISCONTINUED OPERATIONS
Since the exit of Clorox Venezuela in the first quarter of fiscal year 2015, the Company has recognized $50 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela. The Company believes it is reasonably possible that it will recognize an additional $0 to $10 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela during the remainder of fiscal year 2017 and fiscal years 2018 through 2019, for a total of $50 to $60 over the entire five-year period.
See Notes to the Condensed Consolidated Financial Statements for more information regarding discontinued operations of Clorox Venezuela.

SEGMENT RESULTS FROM CONTINUING OPERATIONS
The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:
Cleaning

	Three Months Ended			Six Months Ended
	12/31/2016	12/31/2015	% Change	12/31/2016	12/31/2015	% Change
Net sales	$469	$457	3%	$1,003	$954	5%
Earnings from continuing operations before income taxes	104	123	(15)	268	272	(1)

Volume and net sales increased by 10% and 3%, respectively, while earnings from continuing operations before income taxes decreased by 15% in the current quarter. Both volume and net sales growth were driven mainly by higher shipments across several Clorox® branded products within Home Care, primarily Clorox® disinfecting wipes resulting from expanded club-channel distribution, and in Professional Products across cleaning products. This was partially offset by lower shipments in Laundry primarily driven by Clorox® bleach due to category softness. Volume outpaced net sales due to unfavorable product mix and higher trade promotion spending. The decrease in earnings from continuing operations before income taxes was due to the $21 non-cash impairment charge for the Aplicare business (See Note 10 to the Condensed Consolidated Financial Statements for more information), partially offset by cost savings.

Volume and net sales increased by 12% and 5%, respectively, while earnings from continuing operations before income taxes decreased by 1% in the current six-month period. Both volume and net sales growth were driven mainly by higher shipments across several Clorox® branded products within Home Care, primarily Clorox® disinfecting wipes resulting from expanded club-channel distribution, and in Professional Products across cleaning products. This was partially offset by lower shipments in Laundry, primarily due to category softness. Volume outpaced net sales mainly due to unfavorable product mix. The decrease in earnings from continuing operations before income taxes was due to the $21 non-cash impairment charge for the Aplicare business (See Note 10 to the Condensed Consolidated Financial Statements for more information), partially offset by cost savings and net sales growth.

Household

	Three Months Ended			Six Months Ended
	12/31/2016	12/31/2015	% Change	12/31/2016	12/31/2015	% Change
Net sales	$421	$375	12%	$843	$786	7%
Earnings from continuing operations before income taxes	71	67	6	140	149	(6)

Volume, net sales and earnings from continuing operations before income taxes increased by 11%, 12% and 6% respectively, in the current quarter. Both volume growth and net sales growth were driven mainly by the acquisition of RenewLife and increased shipments in Charcoal. The increase in earnings from continuing operations before income taxes was mainly due to net sales growth and cost savings, partially offset by higher manufacturing and logistics costs.

Volume and net sales increased by 8% and 7%, respectively, while earnings from continuing operations before income taxes decreased 6% in the current six-month period. Both volume growth and net sales growth were driven mainly by the acquisition of RenewLife. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing and logistics costs, partially offset by net sales growth and cost savings.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2016	12/31/2015	% Change	12/31/2016	12/31/2015	% Change
Net sales	$260	$251	4%	$496	$482	3%
Earnings from continuing operations before income taxes	77	72	7	139	131	6

Volume, net sales, and earnings from continuing operations before income taxes increased by 5%, 4% and 7%, respectively, in the current quarter. Volume growth was primarily driven by higher shipments in the Burt’s Bees Natural Personal Care business due to innovation in lip care and color and higher shipments of bottled salad dressings mainly due to increased merchandising activities. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth.
Volume, net sales, and earnings from continuing operations before income taxes increased by 3%, 3% and 6%, respectively, in the current six-month period. Both volume growth and net sales growth were primarily driven by higher shipments in the Burt’s Bees Natural Personal Care business due to innovation in lip care and color and higher shipments of dry and bottled salad dressings mainly due to increased merchandising activities. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth.

International

	Three Months Ended			Six Months Ended
	12/31/2016	12/31/2015	% Change	12/31/2016	12/31/2015	% Change
Net sales	$256	$262	(2)%	$507	$513	(1)%
Earnings from continuing operations before income taxes	28	22	27	55	54	2

Volume increased 2%, net sales decreased 2% and earnings from continuing operations before income taxes increased by 27% in the current quarter. Volume growth was primarily due to higher shipments, mainly in Canada, which included the benefit from the RenewLife acquisition and base business growth, partially offset by lower shipments in certain Latin American countries, mainly Argentina. Net sales declined primarily due to unfavorable foreign exchange rates, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to the benefit of price increases and cost savings, partially offset by inflationary pressure on manufacturing and logistics costs and unfavorable foreign currency exchange rates.
Volume increased 3%, net sales decreased 1% and earnings from continuing operations before income taxes increase by 2% in the current six-month period. Volume growth was primarily due to higher shipments, mainly in Canada, which included the benefit from the RenewLife acquisition and base business growth, partially offset by lower shipments in certain Latin American countries, mainly Argentina. Volume outpaced net sales due to unfavorable foreign exchange rates, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to the benefit of price increases and cost savings, partially offset by unfavorable foreign currency exchange rates and inflationary pressure on manufacturing and logistics costs.

Argentina
The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 3% of the Company’s consolidated net sales for both the six months ended December 31, 2016 and the fiscal year ended June 30, 2016. The operating environment in Argentina continues to present business challenges, including significant devaluing of Argentina’s currency and inflation.
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
For the six months ended December 31, 2016 and the year ended June 30, 2016, the value of the Argentine peso (ARS) declined 6% and 39%, respectively. As of December 31, 2016, using the exchange rate of 15.9 ARS per USD, Clorox Argentina had total assets of $72, including cash and cash equivalents of $7, net receivables of $21, inventories of $16, net property, plant and equipment of $19 and intangible assets excluding goodwill of $3. Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, further volatility and declines in the exchange rate are expected in the future, which would have an additional adverse impact on Clorox Argentina’s net sales, net earnings, and net monetary asset position.
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

	Three Months Ended			Six Months Ended
	12/31/2016	12/31/2015	% Change	12/31/2016	12/31/2015	% Change
Losses from continuing operations before income taxes	$(53)	$(54)	(2)%	$(111)	$(112)	(1)%

The decrease in losses from continuing operations before income taxes attributable to Corporate in both the three- and six-month periods was primarily driven by lower employee benefit costs primarily offset by an increase in the projected environmental costs associated with the Company’s former operations at a site in Alameda County, California in the second quarter of fiscal year 2017 (See Note 10 to the Condensed Consolidated Financial Statements for more information).

FINANCIAL POSITION AND LIQUIDITY
Operating Activities
The Company’s financial condition and liquidity remained strong as of December 31, 2016. Net cash provided by continuing operations was $271 in the current six-month period, compared with $178 in the prior six-month period. The year-over-year increase was primarily related to higher earnings, excluding non-cash items, and lower tax payments in the current period.
Investing Activities
Net cash used by investing activities was $114 in the current six-month period, compared with $56 in the prior six-month period. Capital expenditures were $117 in the current six-month period, compared with $68 in the prior six-month period. Capital spending as a percentage of net sales was approximately 4% and 2% in the six months ended December 31, 2016 and 2015, respectively. The year-over-year increase was mainly due to higher capital spending for manufacturing efficiencies in the current period.
Financing Activities
Net cash used for financing activities was $139 in the current six-month period, compared with $104 in the prior six-month period. The change was primarily due to a decline in proceeds from the issuance of stock for employee stock plans and an increase in stock repurchased, partially offset by an increase in cash sourced from debt borrowings.
Credit Arrangements
As of December 31, 2016, the Company had a $1,100 revolving credit agreement (the Credit Agreement) that expires in October 2019. As of December 31, 2016, there were no borrowings under the Credit Agreement, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a maximum ratio of total debt to earnings before interest, taxes, depreciation and amortization and intangible asset impairment (Consolidated EBITDA) for the trailing four quarters (Consolidated Leverage ratio), as defined and described in the Credit Agreement, of 3.50.
The following table sets forth the calculation of the Consolidated Leverage ratio as of December 31, 2016, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

12/31/2016
Earnings from continuing operations	$653
Add back:
Interest expense	87
Income tax expense	327
Depreciation and amortization	165
Non-cash asset impairment charges	32
Deduct:
Interest income	(4)
Consolidated EBITDA	$1,260
Total debt	$2,549
Consolidated Leverage ratio	2.02

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2016, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.
Of the $29 of foreign and other credit lines as of December 31, 2016, $5 was outstanding and the remainder of $24 was available for borrowing.

Share repurchases and dividends
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of December 31, 2016, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.
During the three and six months ended December 31, 2016, the Company repurchased approximately 0.6 million and 1.5 million shares, respectively, under its Evergreen Program, for an aggregate amount of $70 and $183, respectively. During the prior comparable periods, the Company repurchased approximately 0.3 million shares and 1.3 million shares, respectively, under its Evergreen Program, for an aggregate amount of $32 and $144, respectively. The Company did not repurchase any shares under the open-market purchase program during the current or prior periods.
During the three and six months ended December 31, 2016, the Company paid dividends per share of $0.80 and $1.60, respectively, equivalent to $102 and $206, respectively. During the prior comparable periods, the Company paid dividends per share of $0.77 and $1.54, respectively, equivalent to $99 and $198, respectively.
CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.

Cautionary Statement
This Quarterly Report on Form 10-Q (the Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volume, sales, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed herein. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:

•	intense competition in the Company’s markets;

•	worldwide, regional and local economic conditions and financial market volatility;

•	the ability of the Company to drive sales growth, increase price and market share, grow its product categories and achieve favorable product and geographic mix;

•	volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities, and increases in energy, transportation or other costs;

•	dependence on key customers and risks related to customer consolidation and ordering patterns;

•
risks related to reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;

•
lower revenue or increased costs resulting from government actions and regulations, including with respect to the Aplicare business, despite the write down of Aplicare assets in the second quarter ended December 31, 2016;

•	the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;

•
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

•	risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges related to, among others, intangible assets and goodwill;

•	the ability of the Company to develop and introduce commercially successful products;

•	supply disruptions and other risks inherent in reliance on a limited base of suppliers;

•	the impact of product liability claims, labor claims and other legal proceedings, including in foreign jurisdictions

•	the success of the Company’s business strategies;

•	the ability of the Company to implement and generate anticipated cost savings and efficiencies;

•	the Company’s ability to attract and retain key personnel;

•	the Company’s ability to maintain its business reputation and the reputation of its brands;

•
environmental matters, including costs associated with the remediation and monitoring of past contamination, and possible increases in those costs resulting from actions by relevant regulators, and the handling and/or transportation of hazardous substances;

•	the impact of natural disasters, terrorism and other events beyond the Company’s control;

•	the Company’s ability to maximize, assert and defend its intellectual property rights;

•	any infringement or claimed infringement by the Company of third-party intellectual property rights;

•
risks related to the potential increase in the Company’s purchase price for P&G’s interest in the Glad® business and the impact from the decision on whether or not to extend the term of the related agreement with P&G;

•	the effect of the Company’s indebtedness and credit rating on its business operations and financial results;

•	risks related to the Company’s discontinuation of operations in Venezuela;

•	the Company’s ability to pay and declare dividends or repurchase its stock in the future;

•	the Company’s ability to maintain an effective system of internal controls, including after completing acquisitions;

•	uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;

•	the accuracy of the Company’s estimates and assumptions on which its financial projections are based; and

•	the impacts of potential stockholder activism.
The Company’s forward-looking statements in this Report are based on management’s current views, beliefs and assumptions regarding future events and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.
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
No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and the information in “Cautionary Statement” included in this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2017.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2016	572,414	$121.10	572,414	(2)
November 1 to 30, 2016	—	—	—	(2)
December 1 to 31, 2016	—	—	—	(2)
Total	572,414	$121.10	572,414	(2)
____________________

(1)	Shares purchased in October 2016 were acquired pursuant to the Company’s share repurchase program to offset the impact of share dilution related to share-based awards (the Evergreen Program).

(2)
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of December 31, 2016, and the Evergreen Program, the purpose of which is to offset the impact of anticipated share dilution related to share-based awards and which has no authorization limit as to the amount or timing of repurchases.

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
101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2016, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 3, 2017	BY	/s/ Thomas D. Johnson
Thomas D. Johnson Vice President – Global Business Services and Chief Accounting Officer

EXHIBIT INDEX
Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2016, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.