Form 10-Q
period 2017-03-31
CLOROX CO /DE/
filed 2017-05-03
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 19, 2017, there were 128,798,239 shares outstanding of the registrant’s common stock ($1.00 – par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Net sales	$1,477	$1,426	$4,326	$4,161
Cost of products sold	827	780	2,407	2,290
Gross profit	650	646	1,919	1,871
Selling and administrative expenses	201	204	598	581
Advertising costs	161	146	417	395
Research and development costs	35	35	98	99
Interest expense	22	22	66	67
Other (income) expense, net	(16)	2	2	(2)
Earnings from continuing operations before income taxes	247	237	738	731
Income taxes on continuing operations	75	78	237	248
Earnings from continuing operations	172	159	501	483
Earnings (losses) from discontinued operations, net of tax	—	3	(1)	—
Net earnings	$172	$162	$500	$483
Net earnings (losses) per share
Basic
Continuing operations	$1.34	$1.23	$3.89	$3.73
Discontinued operations	—	0.02	(0.01)	—
Basic net earnings per share	$1.34	$1.25	$3.88	$3.73
Diluted
Continuing operations	$1.31	$1.21	$3.82	$3.67
Discontinued operations	—	0.02	(0.01)	—
Diluted net earnings per share	$1.31	$1.23	$3.81	$3.67
Weighted average shares outstanding (in thousands)
Basic	128,752	129,690	128,899	129,463
Diluted	131,362	131,647	131,399	131,652
Dividend declared per share	$0.80	$0.77	$2.40	$2.31
Comprehensive income	$186	$181	$505	$443

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share and per share data)

	3/31/2017	6/30/2016
ASSETS
Current assets
Cash and cash equivalents	$431	$401
Receivables, net	568	569
Inventories, net	510	443
Other current assets	94	72
Total current assets	1,603	1,485
Property, plant and equipment, net of accumulated depreciation and amortization of $1,972 and $1,911, respectively	903	906
Goodwill	1,193	1,197
Trademarks, net	655	657
Other intangible assets, net	70	78
Other assets	205	187
Total assets	$4,629	$4,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$650	$523
Current maturities of long-term debt	400	—
Accounts payable and accrued liabilities	948	1,035
Income taxes payable	—	—
Total current liabilities	1,998	1,558
Long-term debt	1,390	1,789
Other liabilities	788	784
Deferred income taxes	49	82
Total liabilities	4,225	4,213
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of March 31, 2017 and June 30, 2016; and 128,780,607 and 129,355,263 shares outstanding as of March 31, 2017 and June 30, 2016, respectively	159	159
Additional paid-in capital	912	868
Retained earnings	2,351	2,163
Treasury shares, at cost: 29,960,854 and 29,386,198 shares as of March 31, 2017 and June 30, 2016, respectively	(2,453)	(2,323)
Accumulated other comprehensive net (losses) income	(565)	(570)
Stockholders’ equity	404	297
Total liabilities and stockholders’ equity	$4,629	$4,510

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2017	3/31/2016
Operating activities:
Net earnings	$500	$483
Deduct: Losses from discontinued operations, net of tax	(1)	—
Earnings from continuing operations	501	483
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	121	122
Share-based compensation	38	33
Deferred income taxes	(38)	10
Other	17	(4)
Changes in:
Receivables, net	2	(24)
Inventories, net	(70)	(86)
Other current assets	(14)	(1)
Accounts payable and accrued liabilities	(75)	(2)
Income taxes payable	1	(95)
Net cash provided by continuing operations	483	436
Net cash (used for) provided by discontinued operations	(1)	11
Net cash provided by operations	482	447
Investing activities:
Capital expenditures	(161)	(113)
Other	25	12
Net cash used for investing activities	(136)	(101)
Financing activities:
Notes and loans payable, net	123	337
Long-term debt repayments	—	(300)
Treasury stock purchased	(183)	(216)
Cash dividends paid	(309)	(298)
Issuance of common stock for employee stock plans and other	55	176
Net cash used for financing activities	(314)	(301)
Effect of exchange rate changes on cash and cash equivalents	(2)	(13)
Net increase in cash and cash equivalents	30	32
Cash and cash equivalents:
Beginning of period	401	382
End of period	$431	$414

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2017 and 2016, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires presenting the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line item(s) that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. Additionally, the new guidance limits the components that are eligible for capitalization in assets to only the service cost component. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with the option to early adopt in the first quarter of fiscal year 2018. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including requiring excess tax benefits and tax deficiencies to be recognized as income tax benefits or expenses in the consolidated statement of earnings. Additionally, the standard requires cash flows from excess tax benefits and deficiencies, previously classified as a financing activity, to be classified as an operating activity in the consolidated statement of cash flows. The Company adopted this guidance in the first quarter of fiscal year 2017. Excess tax benefits of $11 and $17 were recognized in the consolidated statement of earnings and classified as an operating activity in the consolidated statement of cash flows during the three and nine months ended March 31, 2017, respectively. The prior period consolidated statement of cash flows has not been adjusted as permitted. The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company did not make this election and will continue to account for forfeitures on an estimated basis.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces most of the existing U.S. GAAP revenue recognition guidance and is intended to improve and converge with international standards on the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers, including information about significant judgments and changes in judgments. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with the option to early adopt in the first quarter of fiscal year 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

NOTE 2. DISCONTINUED OPERATIONS
On September 22, 2014, Clorox Venezuela announced that it was discontinuing its operations, effective immediately, and seeking to sell its assets. Since fiscal year 2012, Clorox Venezuela has been required to sell more than two thirds of its products at prices frozen by the Venezuelan government. During this same period, Clorox Venezuela experienced successive years of hyperinflation resulting in significant sustained increases in its input costs, including packaging, raw materials, transportation and wages. As a result, Clorox Venezuela had been selling its products at a loss, resulting in ongoing operating losses. Clorox Venezuela repeatedly met with government authorities in an effort to help them understand the rapidly declining state of the business, including the need for immediate, significant and ongoing price increases and other critical remedial actions to address these adverse impacts. Based on the Venezuelan government’s representations, Clorox Venezuela had expected significant price increases would be forthcoming much earlier; however, the price increases subsequently approved were insufficient and would have caused Clorox Venezuela to continue operating at a significant loss into the foreseeable future. As such, Clorox Venezuela was no longer financially viable and was forced to discontinue its operations.
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
Net sales for Clorox Venezuela were $0 for each of the three and nine months ended March 31, 2017 and 2016.

The following table provides a summary of Earnings (losses) from discontinued operations for Clorox Venezuela and Earnings (losses) from discontinued operations other than Clorox Venezuela for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Operating losses from Clorox Venezuela before income taxes	$—	$—	$—	$—
Exit costs and other related expenses for Clorox Venezuela	(1)	(1)	(2)	(2)
Total earnings (losses) from Clorox Venezuela before income taxes	(1)	(1)	(2)	(2)
Income tax benefit attributable to Clorox Venezuela	1	2	1	2
Total earnings (losses) from Clorox Venezuela, net of tax	—	1	(1)	—
Gains (losses) from discontinued operations other than Clorox Venezuela, net of tax	—	2	—	—
Earnings (losses) from discontinued operations, net of tax	$—	$3	$(1)	$—

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
The assets and liabilities of RenewLife were recorded at their respective estimated fair value as of the date of the acquisition using U.S. GAAP for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired was allocated to goodwill. The recorded goodwill primarily reflects the value of expanding the Company’s portfolio further into the health and wellness arena.
The following table summarizes the fair value of RenewLife’s assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date. As of March 31, 2017, the fair value of the assets acquired and liabilities assumed reflects the final insignificant measurement period adjustments related to deferred income taxes and income taxes payable. The weighted-average estimated useful life of intangible assets subject to amortization is 15 years.

RenewLife
Goodwill	$137
Trademarks	134
Customer relationships	36
Property, plant and equipment	3
Working capital, net	40
Deferred income taxes	(60)
Purchase Price	$290
Pro forma results reflecting the acquisition were not presented because the acquisition did not meet the threshold requirements for additional disclosure.
NOTE 4. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	3/31/2017	6/30/2016
Finished goods	$425	$361
Raw materials and packaging	108	111
Work in process	3	3
LIFO allowances	(26)	(32)
Total	$510	$443

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

As of March 31, 2017, the notional amount of commodity derivatives was $20, of which $10 related to jet fuel swaps used for the charcoal business and $10 related to soybean oil futures used for bottled salad dressings. As of June 30, 2016, the notional amount of commodity derivatives was $30, of which $16 related to jet fuel swaps and $14 related to soybean oil futures.

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

As of both March 31, 2017 and June 30, 2016, the Company had no interest rate derivative instruments.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $48 as of March 31, 2017, and $84 as of June 30, 2016, respectively. The net notional values of outstanding foreign currency forward contracts used by the Company to economically hedge foreign exchange risk associated with certain intercompany transactions were $23 and $0 as of March 31, 2017 and June 30, 2016, respectively.

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

The effects of derivative instruments designated as hedging instruments on Comprehensive income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Commodity purchase derivative contracts	$(3)	$3	$(2)	$(4)
Interest rate derivative contracts	—	—	—	—
Foreign exchange derivative contracts	(1)	(9)	—	(4)
Total	$(4)	$(6)	$(2)	$(8)

	Gains (losses) reclassified from Accumulated other comprehensive loss and recognized in Net earnings
	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Commodity purchase derivative contracts	$—	$(4)	$(1)	$(9)
Interest rate derivative contracts	(2)	(2)	(5)	(5)
Foreign exchange derivative contracts	—	1	(3)	1
Total	$(2)	$(5)	$(9)	$(13)

The gains (losses) reclassified from Accumulated other comprehensive losses and recognized in Net earnings during the three and nine months ended March 31, 2017 and 2016, for commodity purchase and foreign exchange contracts were included in Cost of products sold, and for interest rate contracts were included in Interest expense.

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive losses as of March 31, 2017, that is expected to be reclassified into Net earnings within the next twelve months is $7. Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Net earnings. During both the three and nine months ended March 31, 2017 and 2016, hedge ineffectiveness was not significant.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments held as of March 31, 2017 and June 30, 2016 less than $1 and $4, respectively, contained such terms. As of both March 31, 2017 and June 30, 2016, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2017 and June 30, 2016, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both March 31, 2017 and June 30, 2016, the Company maintained cash margin balances related to exchange-traded futures contracts of $1, which are classified as Other current assets in the condensed consolidated balance sheets.

Trust Assets

The Company has held interests in mutual funds and cash equivalents as part of trust assets related to certain of its nonqualified deferred compensation plans. The participants in the nonqualified deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts, which hold the marketable securities. These trusts represent variable interest entities for which the Company is considered the primary beneficiary, and therefore, trust assets are consolidated and included in Other assets in the condensed consolidated balance sheets. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments.

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

As of March 31, 2017 and June 30, 2016, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the applicable periods included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund certain of the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

			3/31/2017		6/30/2016
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market funds	Cash and cash equivalents (a)	1	$196	$196	$234	$234
Time deposits	Cash and cash equivalents (a)	2	132	132	79	79
Commodity purchase futures contracts	Other current assets	1	—	—	1	1
Commodity purchase swaps contracts	Other current assets	2	1	1	—	—
Foreign exchange forward contracts	Other current assets	2	—	—	1	1
Commodity purchase swaps contracts	Other assets	2	—	—	1	1
Trust assets for nonqualified deferred compensation plans	Other assets	1	69	69	52	52
			$398	$398	$368	$368
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$650	$650	$523	$523
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	1	1	—	—
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	—	—	1	1
Foreign exchange forward contracts	Accounts payable and accrued liabilities	2	1	1	4	4
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	1,790	1,854	1,789	1,922
			$2,442	$2,506	$2,317	$2,450
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

NOTE 6. DEBT

Revolving Credit Agreement

On February 8, 2017, the Company entered into a new $1,100 revolving credit agreement (the Credit Agreement) that matures in February 2022. The Credit Agreement replaced a prior $1,100 revolving credit agreement in place since October 2014. No termination fees or penalties were incurred in connection with the Company's debt modification. There were no borrowings under the Credit Agreement as of March 31, 2017 and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations, with which the Company was in compliance as of March 31, 2017.

NOTE 7. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 30.2% and 32.1% for the three and nine months ended March 31, 2017, respectively, and 33.0% and 34.0% for the three and nine months ended March 31, 2016, respectively. The decrease in the current three- and nine-month periods was primarily due to the recognition of excess tax benefits from share-based compensation upon the adoption of ASU No. 2016-09 in the first quarter of fiscal year 2017. Refer to Note 1 for further details.
NOTE 8. NET EARNINGS PER SHARE (EPS)
The following is a reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Basic	128,752	129,690	128,899	129,463
Dilutive effect of stock options and other	2,610	1,957	2,500	2,189
Diluted	131,362	131,647	131,399	131,652

Antidilutive stock options and other	5	14	44	40

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2017, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases.
Share repurchases under authorized programs during the three and nine months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended				Nine Months Ended
	3/31/2017		3/31/2016		3/31/2017		3/31/2016
	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Open-market purchase programs	$—	—	$—	—	$—	—	$—	—
Evergreen Program	—	—	74	595	183	1,455	218	1,863
Total	$—	—	$74	595	$183	1,455	$218	1,863

NOTE 9. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Earnings from continuing operations	$172	$159	$501	$483
Earnings (losses) from discontinued operations, net of tax	—	3	(1)	—
Net earnings	172	162	500	483
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13	20	(5)	(47)
Net unrealized gains (losses) on derivatives	—	(1)	7	4
Pension and postretirement benefit adjustments	1	—	3	3
Total other comprehensive income (loss), net of tax	14	19	5	(40)
Comprehensive income	$186	$181	$505	$443
Changes in Accumulated other comprehensive net (losses) income by component were as follows for the nine months ended March 31:

	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (losses) income
Balance as of June 30, 2015	$(300)	$(53)	$(149)	$(502)
Other comprehensive income (loss) before reclassifications	(40)	(8)	—	(48)
Amounts reclassified from Accumulated other comprehensive net losses	—	13	4	17
Income tax benefit (expense)	(7)	(1)	(1)	(9)
Net current period other comprehensive income (loss)	(47)	4	3	(40)
Balance as of March 31, 2016	$(347)	$(49)	$(146)	$(542)
Balance as of June 30, 2016	$(353)	$(44)	$(173)	$(570)
Other comprehensive income (loss) before reclassifications	(6)	(2)	—	(8)
Amounts reclassified from Accumulated other comprehensive net losses	—	9	6	15
Income tax benefit (expense)	1	—	(3)	(2)
Net current period other comprehensive income (loss)	(5)	7	3	5
Balance as of March 31, 2017	$(358)	$(37)	$(170)	$(565)
Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and nine months ended March 31, 2017, Other comprehensive income (loss) on these loans totaled $4 and $0, respectively. For the three and nine months ended March 31, 2016, Other comprehensive income (loss) on these loans totaled $0 and $(11), respectively. There were no amounts reclassified from Accumulated other comprehensive net (losses) income for the periods presented.

NOTE 10. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Service cost	$1	$1	$1	$1
Interest cost	5	6	16	19
Expected return on plan assets	(5)	(4)	(15)	(13)
Amortization of unrecognized items	2	2	8	7
Total	$3	$5	$10	$14

The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three and nine months ended March 31, 2017 and a credit of $1 for both the three and nine months ended March 31, 2016.
During the three and nine months ended March 31, 2017, the Company made $0 and $15 in discretionary contributions to the domestic qualified retirement income plan, respectively.
NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $22 and $14 as of March 31, 2017 and June 30, 2016, respectively, for its share of aggregate future remediation costs related to these matters.
One matter in Dickinson County, Michigan, at the site of one of the Company's former operations for which the Company is jointly and severally liable, accounted for $12 and $11 of the recorded liability as of both March 31, 2017 and June 30, 2016, respectively. This amount reflects the Company's agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
Another matter, which accounted for $9 and less than $1 of the recorded liability as of March 31, 2017 and June 30, 2016, respectively, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions not included in the study. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES (continued)

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
The Company had not recorded any liabilities on the aforementioned guarantees as of March 31, 2017.
As of March 31, 2017, the Company was a party to letters of credit of $10 primarily related to one of its insurance carriers, of which $0 had been drawn upon.
Other Matters
During the second quarter of fiscal year 2017, the Company recognized a $21 non-cash charge related to impairing certain assets of the Company’s Aplicare business within the Cleaning segment. The asset impairment charge was recorded to Other (income) expense, net, and primarily related to writing down Property, plant and equipment to fair value in connection with an updated valuation of the Aplicare business. Such updated valuation took into account proposed actions that the Company planned to take in response to a December 2016 FDA warning letter that focused on the validation of Aplicare's sterilization process as well as quality controls and environmental monitoring for Aplicare's povidone-iodine products. The Aplicare business, which represents slightly less than 1% of the Company’s net sales, is a business primarily focused on providing skin antisepsis products to health care institutions. While the Company continues to believe in the value of the processes that Aplicare has used for the past 30 years, the Company may have additional future charges as it continues to address the warning letter and explores a range of various strategic alternatives for the Aplicare business. As of March 31, 2017, the Aplicare business has remaining total assets of $17, including net Receivables of $5, Inventory of $8 and net Property, plant and equipment of $4.

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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Cleaning	$497	$465	$1,500	$1,419
Household	486	467	1,329	1,253
Lifestyle	246	254	742	736
International	248	240	755	753
Corporate	—	—	—	—
Total	$1,477	$1,426	$4,326	$4,161

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Cleaning	$132	$122	$400	$394
Household	106	113	246	262
Lifestyle	51	70	190	201
International	20	11	75	65
Corporate	(62)	(79)	(173)	(191)
Total	$247	$237	$738	$731

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ Net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated Net sales, were 27% and 26% for the three and nine months ended March 31, 2017, respectively, and 27% for each of the three and nine months ended March 31, 2016.
In January 2017, the Company sold an international facility, previously reported in the International reportable segment, which resulted in $23 in cash proceeds from investing activities and a gain of $(10) recorded in Other (income) expense, net, on the condensed consolidated statement of earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which was filed with the Securities and Exchange Commission (SEC) on August 16, 2016, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three- and nine-month periods ended March 31, 2017 (the current period) to the three and nine-month period ended March 31, 2016 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

	Three Months Ended			% of Net Sales
	3/31/2017	3/31/2016	% Change	3/31/2017	3/31/2016
Diluted net earnings per share from continuing operations	$1.31	$1.21	8%
Net sales	1,477	1,426	4	100%	100%
Gross profit	650	646	1	44.0	45.3
Selling and administrative expenses	201	204	(1)	13.6	14.3
Advertising costs	161	146	10	10.9	10.2
Research and development costs	35	35	—	2.4	2.5
Interest expense	22	22	—	1.5	1.5

	Nine Months Ended			% of Net Sales
	3/31/2017	3/31/2016	% Change	3/31/2017	3/31/2016
Diluted net earnings per share from continuing operations	$3.82	$3.67	4%
Net sales	4,326	4,161	4	100%	100%
Gross profit	1,919	1,871	3	44.4	45.0
Selling and administrative expenses	598	581	3	13.8	14.0
Advertising costs	417	395	6	9.6	9.5
Research and development costs	98	99	(1)	2.3	2.4
Interest expense	66	67	(1)	1.5	1.6

Diluted net earnings per share from continuing operations increased $0.10, or 8%, in the current quarter, primarily due to net sales growth, a lower effective tax rate and a gain from the sale of an international facility, partially offset by increased demand building investments to drive awareness of new products and lower gross margin.
Diluted net earnings per share from continuing operations increased $0.15, or 4%, in the current nine-month period, primarily due to net sales growth and a lower effective tax rate, partially offset by higher manufacturing and logistics costs, increased demand building investments, the non-cash impairment charge for the Aplicare business (See Note 11 to the Condensed Consolidated Financial Statements) and lower gross margin.
Net sales in the current quarter increased 4% versus the year-ago period. Volume increased 7% reflecting higher shipments in the Cleaning and Household reportable segments, including the benefit from the acquisition of RenewLife. Volume outpaced net sales primarily due to unfavorable mix and higher trade promotion spending, partially offset by the benefit of price increases.
Net sales in the current nine-month period increased 4%. Volume increased 7% reflecting higher shipments in all reportable segments, including the benefit from the acquisition of RenewLife. Volume outpaced net sales primarily due to unfavorable mix, unfavorable foreign currency exchange rates and higher trade promotion spending, partially offset by the benefit of price increases.
Gross margin, defined as gross profit as a percentage of net sales, decreased 130 basis points in the current quarter. The decrease was primarily driven by higher manufacturing and logistics costs, unfavorable mix, unfavorable commodity costs and increased trade promotion spending, partially offset by cost savings and the benefit of price increases.
Gross margin decreased 60 basis points in the current nine-month period. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable mix, partially offset by cost savings and the benefit of price increases.
Selling and administrative expenses remained relatively flat in the current three- and nine-month periods.

Advertising costs, as a percentage of net sales, increased in the current quarter, mainly to support innovation across the Company's global portfolio. Advertising costs in the current nine-month period remained essentially flat. The Company’s U.S. retail advertising spend as a percentage of net sales in the current quarter and year-ago quarter was 11%.
Research and development costs remained essentially flat in the current three- and nine-month periods, reflecting the Company’s continued support of its new products and established brands with an emphasis on innovation.
Interest expense remained essentially flat in the current three- and nine-month periods.
Other (income) expense, net, was $(16) in the current three-month period and $2 in the prior three-month period. The change was primarily driven by a $(10) gain from the sale of an international facility in January 2017.
Other (income) expense, net, was $2 in the current nine-month period and $(2) in the prior nine-month period. The change was primarily driven by the $21 non-cash charge related to impairing certain assets of the Aplicare business in the second quarter of fiscal year 2017 and $9 environmental costs associated with the Company’s former operation at a site in Alameda County, California in the second quarter of fiscal year 2017. See Note 11 to the Condensed Consolidated Financial Statements for more information. This was partially offset by a $(10) gain from the sale of an international facility in January 2017 and other insignificant activity.

The effective tax rate on earnings from continuing operations was 30.2% and 32.1% for the current three- and nine-month periods, respectively and 33.0% and 34.0% for the prior three- and nine-month periods, respectively. The decrease for the current three- and nine-month periods was primarily due to the recognition of excess tax benefits from share-based compensation upon the adoption of Accounting Standards Update No. 2016-09 in the first quarter of fiscal year 2017. See Notes to the Condensed Consolidated Financial Statements for more information.

DISCONTINUED OPERATIONS
Since the exit of Clorox Venezuela in the first quarter of fiscal year 2015, the Company has recognized $50 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela. The Company believes it is reasonably possible that it will recognize an additional $0 to $10 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela for the remainder of fiscal year 2017 through fiscal years 2019, for a total of $50 to $60 over the entire five-year period.
See Notes to the Condensed Consolidated Financial Statements for more information regarding discontinued operations of Clorox Venezuela.

SEGMENT RESULTS FROM CONTINUING OPERATIONS
The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:
Cleaning

	Three Months Ended			Nine Months Ended
	3/31/2017	3/31/2016	% Change	3/31/2017	3/31/2016	% Change
Net sales	$497	$465	7%	$1,500	$1,419	6%
Earnings from continuing operations before income taxes	132	122	8	400	394	2

Volume, net sales and earnings from continuing operations before income taxes increased by 13%, 7% and 8%, respectively, in the current quarter. Both volume and net sales growth were driven primarily by higher shipments in Home Care, mainly due to Clorox® disinfecting wipes from expanded club-channel distribution and the new product launch of ScentivaTM branded wipes and sprays, and higher shipments in Professional Products mainly across cleaning products. Volume outpaced net sales primarily due to unfavorable mix. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth and cost savings.

Volume, net sales and earnings from continuing operations before income taxes increased by 12%, 6% and 2%, respectively, in the current nine-month period. Both volume and net sales growth were driven mainly by increased shipments across several Clorox® branded products within Home Care, namely Clorox® disinfecting wipes from expanded club-channel distribution, in Professional Products mainly across cleaning products and the new product launch of ScentivaTM branded wipes and sprays. This was partially offset by lower shipments in Laundry, primarily due to category softness. Volume outpaced net sales primarily due to unfavorable mix and higher trade promotion spending. The increase in earnings from continuing operations before income taxes was due to cost savings and net sales growth, partially offset by the $21 non-cash impairment charge for the Aplicare business in the second quarter of fiscal year 2017 (See Note 11 to the Condensed Consolidated Financial Statements for more information) and higher manufacturing and logistics costs.

Household

	Three Months Ended			Nine Months Ended
	3/31/2017	3/31/2016	% Change	3/31/2017	3/31/2016	% Change
Net sales	$486	$467	4%	$1,329	$1,253	6%
Earnings from continuing operations before income taxes	106	113	(6)	246	262	(6)

Volume and net sales increased 9% and 4%, respectively, while earnings from continuing operations before income taxes decreased by 6% in the current quarter. Both volume and net sales growth were driven by the acquisition of RenewLife and higher shipments in Cat Litter, primarily due to increased merchandising support. These increases were partially offset by lower shipments of Charcoal. Volume outpaced net sales primarily due to unfavorable mix and higher trade promotion spending. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing and logistics costs and increased demand building investments, partially offset by net sales growth and costs savings.

Volume and net sales increased by 9% and 6%, respectively, while earnings from continuing operations before income taxes decreased 6% in the current nine-month period. Both volume and net sales growth were driven mainly by the acquisition of RenewLife and increased shipments in Cat Litter, primarily due to increased merchandising support. Volume outpaced net sales primarily due to unfavorable mix and higher trade promotion spending. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing and logistics costs and increased demand building investments, partially offset by net sales growth and cost savings.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2017	3/31/2016	% Change	3/31/2017	3/31/2016	% Change
Net sales	$246	$254	(3)%	$742	$736	1%
Earnings from continuing operations before income taxes	51	70	(27)	190	201	(5)

Volume, net sales and earnings from continuing operations before income taxes decreased 1%, 3%, 27%, respectively, in the current quarter. The slight decline in volume was primarily driven by lower shipments of water filtration and within the Burt’s Bees Natural Personal Care business. Volume outpaced net sales, primarily due to higher trade promotion spending. The decrease in earnings from continuing operations before income taxes was primarily due to lower net sales, increased demand building investments to support innovation and higher manufacturing and logistics costs.

Volume and net sales increased by 2% and 1%, respectively, while earnings from continuing operations before income taxes decreased by 5% in the current nine-month period. Volume growth and net sales growth were primarily driven by higher shipments within the Burt’s Bees Natural Personal Care business largely due to innovation in lip care and increased shipments of bottled and dry salad dressings mainly due to increased merchandising activity. The decrease in earnings from continuing operations before income taxes was primarily due to higher manufacturing and logistics costs and increased demand building investments to support innovation, partially offset by net sales growth.

International

	Three Months Ended			Nine Months Ended
	3/31/2017	3/31/2016	% Change	3/31/2017	3/31/2016	% Change
Net sales	$248	$240	3%	$755	$753	—%
Earnings from continuing operations before income taxes	20	11	82	75	65	15

Volume decreased 2% while net sales and earnings from continuing operations before income taxes increased by 3% and 82%, respectively, in the current quarter. Volume decreased due to lower shipments in certain Latin American countries, mainly Argentina, partially offset by increased shipments in Canada, which included the benefit from the RenewLife acquisition. Net sales outpaced volume primarily due to the benefit of price increases, partially offset by increased trade promotion spending. The increase in earnings from continuing operations before income taxes was primarily due to a gain from the sale of an international facility, net sales growth and cost savings, partially offset by unfavorable commodity costs and inflationary pressure on manufacturing and logistics costs.

Volume increased 1%, net sales were flat and earnings from continuing operations before income taxes increased by 15% in the current nine-month period. Volume grew due to higher shipments, mainly in Canada, which included the benefit from the RenewLife acquisition, partially offset by lower shipments in certain Latin American countries, mainly Argentina. Volume outpaced net sales due to unfavorable foreign exchange rates, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth, cost savings and a gain from the sale of an international facility, partially offset by inflationary pressure on manufacturing and logistics costs and unfavorable foreign currency exchange rates.

Argentina
The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 3% of the Company’s consolidated net sales for both the nine months ended March 31, 2017 and the fiscal year ended June 30, 2016. The operating environment in Argentina continues to present business challenges, including significant devaluing of Argentina’s currency and inflation.
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
For the nine months ended March 31, 2017 and the year ended June 30, 2016, the value of the Argentine peso (ARS) declined 3% and 39%, respectively. As of March 31, 2017, using the exchange rate of 15.4 ARS per USD, Clorox Argentina had total assets of $78, including cash and cash equivalents of $11, net receivables of $22, inventories of $15, net property, plant and equipment of $21 and intangible assets excluding goodwill of $3. Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, further volatility and declines in the exchange rate are expected in the future, which would have an additional adverse impact on Clorox Argentina’s net sales, net earnings, and net monetary asset position.
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

	Three Months Ended			Nine Months Ended
	3/31/2017	3/31/2016	% Change	3/31/2017	3/31/2016	% Change
Losses from continuing operations before income taxes	$(62)	$(79)	(22)%	$(173)	$(191)	(9)%

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current quarter was primarily driven by lower employee incentive compensation costs and non-repeating prior year spending for strategic initiatives.
The decrease in losses from continuing operations before income taxes attributable to Corporate in the current nine-month period was primarily driven by lower employee incentive compensation costs, non-repeating prior year spending for strategic initiatives and various other spending reductions, partially offset by an increase in the projected environmental costs associated with the Company’s former operations at a site in Alameda County, California in the second quarter of fiscal year 2017 (See Note 11 to the Condensed Consolidated Financial Statements for more information).

FINANCIAL POSITION AND LIQUIDITY
Operating Activities
The Company’s financial condition and liquidity remained strong as of March 31, 2017. Net cash provided by continuing operations was $483 in the current nine-month period, compared with $436 in the prior nine-month period. The year-over-year increase was primarily related to higher earnings in the current period and the timing of tax payments.
Investing Activities
Net cash used for investing activities was $136 in the current nine-month period, compared with $101 in the prior nine-month period. Capital expenditures were $161 in the current nine-month period, compared with $113 in the prior nine-month period. Capital spending as a percentage of net sales was approximately 4% and 3% in the nine months ended March 31, 2017 and 2016, respectively. The year-over-year increase was mainly due to higher capital spending for manufacturing efficiencies in the current period.
Financing Activities
Net cash used for financing activities was $314 in the current nine-month period, compared with $301 in the prior nine-month period. The change was primarily due to a decline in proceeds from the issuance of stock for employee stock plans and higher cash dividends paid in the current period, partially offset by an increase in cash sourced from debt borrowings and a reduction in treasury stock purchases.
Credit Arrangements
On February 8, 2017, the Company entered into a new $1,100 revolving credit agreement (the Credit Agreement) that matures in February 2022. The Credit Agreement replaced a prior $1,100 revolving credit agreement in place since October 2014. No termination fees or penalties were incurred in connection with the Company's debt modification. As of March 31, 2017, there were no borrowings under the Credit Agreement and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement, of 4.0.
The following table sets forth the calculation of the Interest Coverage ratio as of March 31, 2017, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

3/31/2017
Earnings from continuing operations	$666
Add back:
Interest expense	87
Income tax expense	324
Depreciation and amortization	164
Non-cash asset impairment charges	27
Deduct:
Interest income	(4)
Consolidated EBITDA	$1,264
Interest expense	$87
Interest Coverage ratio	14.5

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of March 31, 2017, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

As of March 31, 2017, the Company had $29 of foreign and other credit lines, of which $4 was outstanding and the remainder of $25 was available for borrowing.

Share repurchases and dividends
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2017, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to the amount or timing of repurchases.
Share repurchases under authorized programs were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	3/31/2017		3/31/2016		3/31/2017		3/31/2016
	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Open-market purchase programs	$—	—	$—	—	$—	—	$—	—
Evergreen Program	—	—	74	595	183	1,455	218	1,863
Total	$—	—	$74	595	$183	1,455	$218	1,863

Dividends per share declared and total dividends paid were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2017	3/31/2016	3/31/2017	3/31/2016
Dividends per share declared	$0.80	$0.77	$2.40	$2.31
Total dividends paid	$103	$100	$309	$298

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
No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, and the information in “Cautionary Statement” included in this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2017.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2017	—	$—	—	(2)
February 1 to 28, 2017	—	—	—	(2)
March 1 to 31, 2017	—	—	—	(2)
Total	—	$—	—	(2)
____________________

(1)	No shares were purchased in January, February and March 2017.

(2)
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of March 31, 2017, and the Evergreen Program, the purpose of which is to offset the anticipated impact of share dilution related to share-based awards and which has no authorization limit as to the amount or timing of repurchases.

Item 6. Exhibits

10.1
Credit Agreement, dated as of February 8, 2017, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed February 10, 2017, incorporated herein by reference).

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 3, 2017	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller

EXHIBIT INDEX
Exhibit No.

10.1
Credit Agreement, dated as of February 8, 2017, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A. as Servicing Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed February 10, 2017, incorporated herein by reference).

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.