Form 10-K
period 2017-06-30
CLOROX CO /DE/
filed 2017-08-15
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☑.
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $15.4 billion.
As of July 28, 2017, there were 129,068,511 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2017, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2017

PART I
This Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volume, sales, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.
The Company’s forward-looking statements in this Report are based on management’s current views and assumptions regarding future events and speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.
In this Report, unless the context requires otherwise, the terms “the Company,” “Clorox,” “we,” “us” and “our” refer to The Clorox Company and its subsidiaries.
ITEM 1. BUSINESS
Overview of Business
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with fiscal year 2017 net sales of $6.0 billion and approximately 8,100 employees worldwide as of June 30, 2017. Clorox sells its products primarily through mass retail and grocery outlets, warehouse clubs, dollars stores, e-commerce channels, military stores and other retail outlets, and medical supply distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners, Liquid-Plumr® clog removers, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and container products, Kingsford® and Match Light® charcoal, RenewLife® digestive health products, Hidden Valley® dressings and sauces, Brita® water-filtration products, and Burt’s Bees® natural personal care products. The Company also markets to professional services channels, including infection control products for the healthcare industry with the Clorox Healthcare® brand and Clorox Commercial Solutions® brand. More than 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, California in 1913 and is incorporated in Delaware.
The Company’s 2020 strategy focuses on delivering long-term, profitable growth and total shareholder return. The Company’s long-term financial goals include annual net sales growth of 3-5%, annual EBIT margin growth of 25-50 basis points and annual free cash flow of 10-12% of net sales.
In May 2016, the Company acquired 100 percent of the digestive health company RenewLife for $290 million. Results for RenewLife’s domestic business are reflected in the Household reportable segment and results for RenewLife’s international business are reflected in the International reportable segment. Included in the Company’s results for fiscal year 2017 and 2016 was $130 million and $21 million, respectively, of RenewLife’s global net sales.
In fiscal year 2017, the Company delivered strong results including 4% net sales growth and a 9% increase in diluted earnings per share (EPS) from continuing operations, despite high levels of competition in select categories, increasingly competitive retail dynamics and rising commodity costs and inflationary pressures globally, as well as a difficult macro-economic environment in international markets, including slowing economies and unfavorable foreign exchange rates.
The Company focused on driving profitable sales growth in its United States (U.S.) business, leveraging incremental demand building investments, including product innovation to support category and market share growth. The Company launched new products in many categories in fiscal year 2017, including the Brita® StreamTM pitcher, Burt's Bees® gloss lip crayon and Burt's Bees® flavor crystals® lip balm, Clorox Scentiva® line of sprays and wipes, Clorox® Healthcare FuzionTM cleaner disinfectant, Clorox® Total 360TM electrostatic disinfection system, Fresh Step® Extreme with the power of Febreze® Hawaiian AlohaTM l itter and Fresh Step® Extreme with the power of Febreze® lightweight litter, Glad Kitchen Pro™ trash bags, Hidden Valley® Simply Ranch® dressing, and Kingsford® BBQ sauces and Kingsford® long-burning charcoal.
In international markets, the Company focused on executing its Go Lean Strategy, which emphasizes driving the long-term profitability of its International business. Continued currency declines across the majority of countries and high inflation in several markets were more than offset by price increases and cost savings initiatives. Despite these challenges, the Company’s international business continues to play an important strategic role, with No. 1 and No. 2 brands in multiple countries.
In fiscal year 2017, the Company repurchased approximately 1.5 million shares of its common stock for $189 million, paid $412 million in dividends to stockholders and announced a 5% increase in its quarterly dividend from prior year, payable in August 2017.
Finally, in fiscal year 2017, the Company remained committed to corporate responsibility by maintaining strong and transparent environmental, social and governance practices. As part of its 2020 sustainability goals, it continued to work to reduce water and energy use, solid waste to landfill and greenhouse gas emissions as well as improve the sustainability of its product portfolio. The Company's achievements were acknowledged through multiple external recognitions, including a No. 12 ranking on the annual list of top corporate citizens by Corporate Responsibility magazine and the EPA Safer Choice Partner of the Year award, presented for the second straight year by the U.S. Environmental Protection Agency (EPA). The Company also earned the top rating of 100 percent on the Human Rights Campaign's Corporate Equality Index and was named one of the Best Places to Work in the U.S. by Glassdoor based on employee reviews. In fiscal year 2017, The Clorox Company Foundation and The Burt’s Bees Greater Good Foundation together awarded approximately $5 million in cash grants, and the Company donated products with a fair market value of approximately $5 million and contributed more than $1 million to deserving nonprofits through cause marketing programs for charitable causes.
In fiscal year 2018, the Company anticipates ongoing challenges that may impact its sales and margins, including continued high levels of competition in select categories, a more competitive retail environment, rising commodity costs and the continuation of a difficult macro-economic environment in many international markets.
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

•
Household consists of charcoal, bags, wraps and containers, cat litter, and digestive health products marketed and sold in the United States. Products within this segment include charcoal products under the Kingsford® and Match Light® brands; bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and digestive health products under the RenewLife® brand.

•
Lifestyle consists of food products, water-filtration systems and filters and natural personal care products marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece®, Kingsford®and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® brand.

•
International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration, digestive health products, charcoal and cat litter products, food products, bags, wraps and containers, natural personal care products and professional cleaning and disinfecting products primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, RenewLife®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley®, Burt’s Bees® brands and Clorox Healthcare® brands.

Information about the results of each of the Company’s reportable segments for the last three fiscal years and total assets as of the end of the last two fiscal years, reconciled to the consolidated amounts, is set forth below. Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. For additional information, refer to the information set forth under the caption “Segment Results from Continuing Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1.

(Dollars in millions)	Fiscal Year	Cleaning	Household	Lifestyle	International	Corporate	Total Company
Net Sales	2017	$2,002	$1,961	$1,000	$1,010	$—	$5,973
	2016	1,912	1,862	990	997	—	5,761
	2015	1,824	1,794	950	1,087	—	5,655
Earnings (losses) from continuing operations before Income taxes	2017	523	419	244	81	(234)	1,033
	2016	511	428	251	66	(273)	983
	2015	445	375	257	79	(235)	921
Total assets (1)	2017	881	1,103	902	1,060	627	4,573
	2016	883	1,092	880	1,057	598	4,510
(1) Prior year amounts have been retrospectively adjusted to conform to the current year presentation of debt issuance costs required by Accounting Standards Update (ASU) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Refer to the Notes to Consolidated Financial Statements for further details.

The Company’s product lines that accounted for 10% or more of consolidated net sales (U.S. and international) for the fiscal years ended June 30 were as follows:

	2017	2016	2015
Home Care products	25%	24%	24%
Bags, wraps and containers	18%	19%	19%
Laundry additives	15%	16%	17%
Charcoal products	11%	11%	11%
Food products	10%	10%	10%
Principal Markets and Methods of Distribution
In the U.S., most of the Company’s products are nationally advertised and sold to mass retail and grocery outlets, warehouse clubs, dollar stores, military stores and other retail outlets primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. The Company sells institutional, janitorial, and food-service versions of many of its products through distributors using a network of brokers, and sells healthcare products through a direct sales force and medical supply distributors. Outside the U.S., the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners. Additionally, the Company sells many of its products through e-commerce.
Financial Information About Foreign and Domestic Operations
For detailed financial information about the Company’s foreign and domestic operations, including net sales and property, plant and equipment, net, by geographic area, see the Notes to Consolidated Financial Statements in Exhibit 99.1.
Sources and Availability of Raw Materials
The Company purchases raw materials from numerous unaffiliated domestic and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, diesel, sodium hypochlorite, corrugated cardboard, soybean oil and other agricultural commodities. Sufficient raw materials were available during fiscal year 2017. Costs for resin and other commodity costs increased in fiscal year 2017. Additionally, costs for many other materials continued to increase amid volatility and inflation in some key geographic and commodity markets. The Company expects commodity increases to continue in fiscal year 2018. The Company generally utilizes supply contracts to help ensure availability and a number of forward-purchase contracts to help reduce the volatility of the pricing of raw materials needed in its operations. However, the

Company is highly exposed to changes in the prices of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 and “Risk Factors – Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and in the future may negatively impact, the Company’s net earnings and cash flow” in Item 1.A.
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
Seasonality
Most sales of the Company’s charcoal products occur in the back half of the fiscal year. The volume and sales of charcoal products may be affected by weather conditions.
Customers
Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 27% and 26% of consolidated net sales for each of the fiscal years ended June 30, 2017, 2016 and 2015, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company's consolidated net sales in any of these fiscal years. The Company's five largest customers accounted for nearly half of the Company's consolidated net sales for each of the fiscal years 2017, 2016 and 2015.
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
Research and Development
The Company conducts research and development primarily at its facility located in Pleasanton, CA, which the Company has leased since 2011. The Pleasanton facility consists of approximately 357,000 square feet of leased space, utilizing advanced labs and open work spaces to encourage creativity, collaboration and innovation. In addition to the leased facility in Pleasanton, CA, the Company conducts research and development activities in Buenos Aires, Argentina; Meriden, CT; Willowbrook, IL; Durham, NC; and Cincinnati, OH.
The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop commercially viable consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $135 million, $141 million and $136 million in fiscal years 2017, 2016 and 2015, respectively, on research activities relating to the product innovation and cost savings. In addition, the Company obtains technologies from third parties for use in its products. Royalties relating to such technologies are reflected in the Company’s Cost of products sold. For further information regarding the Company’s research and development costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1.
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

Number of Persons Employed
As of June 30, 2017, the Company employed approximately 8,100 people.
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at TheCloroxCompany.com under Investors/Financial Information/SEC Filings. Information relating to corporate governance at Clorox, including the Company’s Code of Conduct, the Clorox Company Board of Directors Governance Guidelines and Board Committee charters for the Management Development and Compensation Committee, the Audit Committee, and the Nominating and Governance Committee, is available at TheCloroxCompany.com under Who We Are//Corporate Governance or https://www.thecloroxcompany.com/who-we-are/corporate-governance/. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Report.

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
The Company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the Company’s products compete with other widely advertised brands within each product category. The Company also faces competition from retailers, including club stores, grocery stores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. Increased purchases of “private label” products could reduce net sales of the Company’s higher-margin products or there could be a shift in product mix to lower-margin offerings, which would negatively impact our margins.
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
Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and in the future may negatively impact, the Company’s net earnings and cash flow.
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
To reduce the cost volatility associated with anticipated commodity purchases, the Company uses derivative instruments, including commodity futures and swaps. The extent of the Company’s derivative position at any given time depends on the Company’s assessment of the markets for these commodities, the cost volatility in the markets and the cost of the derivative instruments. Many of the commodities used by the Company in its products do not have actively traded derivative instruments. If the Company does not or is unable to take a derivative position and costs subsequently increase, or if it executes a position and costs subsequently decrease, the Company’s costs may be greater than anticipated or higher than its competitors’ costs and the Company’s financial results could be adversely affected. For further information regarding the Company’s use of derivative instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1.

Sales growth objectives may be difficult to achieve, the Company may not be able to successfully implement price increases, and market and category declines and changes to the Company’s product and geographic mix may adversely impact the Company’s financial results.
A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2017, 83% of the Company’s net sales were generated in U.S. markets. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, expansion into new products and categories, channels and countries, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. If the Company is unable to increase market share in existing product lines, develop product improvements, undertake sales, marketing and advertising initiatives that grow its product categories and/or develop, acquire or successfully launch new products or brands, it may not achieve its sales growth objectives. Even when the Company is successful in increasing market share within particular product categories, a decline in the markets for such product categories has had and can continue to have a negative impact on the Company’s financial results. In addition, changes to the mix of products the Company sells, as well as the mix of countries in which its products are sold, can adversely impact the Company’s net sales, profitability and cash flow.
Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.
A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 27% and 26% of consolidated net sales for each of the fiscal years ended June 30, 2017, 2016 and 2015, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company's consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company's consolidated net sales for each of the fiscal years 2017, 2016 and 2015 and a significant portion of the Company's future revenues may continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry, a shift of shelf space to “private label” or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm the Company’s net sales or margins, and reduce the ability of the Company to offer new innovative and improved products to consumers. In addition, the use of the latest technology by our customers regarding pricing may lead to category pricing pressures. Furthermore, any loss of a key customer or a significant reduction in net sales to a key customer, even if such loss or reduction relates to a key customer of a business unit of the Company, could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Company continues to see retailer consolidation both in the U.S. and internationally. This trend has resulted in the increased size and influence of large consolidated retailers, who have in the past changed, and may in the future change, their business strategies, demand lower pricing or special packaging or impose other burdensome requirements on product suppliers. These business demands may relate to inventory practices, transportation and storage, a shift in focus away from branded products toward “private label” or other aspects of the customer-supplier relationship. These large consolidated companies could also exert additional competitive pressure on the Company’s other customers, which could in turn lead to such customers demanding lower pricing or special packaging or imposing other onerous requirements on the Company. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease due to customer inventory reductions or otherwise, the Company’s business, financial condition and results of operations may be harmed.
The changing retail environment could affect the Company’s business, financial condition and results of operations.
The Company’s sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels. However, alternative retail channels, including hard discounters, e-commerce retailers and subscription services, have become more prevalent and consumer products are increasingly being sold through such alternative retail channels. Although the Company is engaged in e-commerce with respect to many of its products, if we are not successful in expanding sales in such alternative retail channels, our business, financial condition and results of operations may be negatively impacted. In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly "private label" products may reduce the Company's ability to market and sell its products through such retailers. The retail environment is changing with the growth of alternative retail channels and this could significantly change the way traditional retailers do business. If these alternative retail channels were to take significant market share away from traditional retailers and/or the Company is not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.
Cyber-attacks, privacy breaches, data breaches or a failure of key information technology systems could adversely impact the Company’s ability to conduct business.
The Company relies extensively on information technology systems, many of which are managed by third-party service providers, in order to conduct its business. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers, vendors, investors and other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with financial reporting, regulatory, legal and tax requirements and implementing other processes involved in managing the business. Although the Company has made progress with its implementation of enterprise-wide upgrades to its hardware, software and operating systems, legacy systems still remain. If the Company’s existing and/or future technology systems, third-party service providers and processes do not adequately support the future growth of the Company’s business, the Company’s business may be adversely impacted. In addition, the Company from time to time may need to upgrade its information technology systems. If a new system does not function properly, it could affect the Company's ability to process and deliver customer orders and process and receive payments for its products. This could adversely impact the Company's results of operations and cash flows.
Although the Company has a broad array of network and information security measures in place, the information technology systems may be vulnerable to computer viruses or other malicious codes, security breaches and other disruptions from unauthorized uses or system failures, including Internet outages. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches or other similar events or as a result of legacy systems, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in its ability to manage or conduct business, which may adversely impact the Company’s business. In addition, such incidents could result in unauthorized disclosure of material confidential information. The Company cannot guarantee that its security efforts will prevent attacks and resulting breaches or breakdowns of the Company's, or its third-party service providers', databases or systems. Cyber threats are constantly evolving and this increases the difficulty of detecting and successfully defending against them. In addition, although the Company has policies and procedures in place governing the secure storage of personal information collected by the Company and its third-party service providers, as well as protection of company information and assets, data breaches or theft of such information assets may occur in the future. Furthermore, the Company sells its Burt’s Bees® natural personal care products, RenewLife® digestive health products and other products directly to consumers online and through websites, mobile apps and connected devices, and the Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that may result in unauthorized disclosure of consumer, customer, employee, vendor or Company information.
If the Company suffers a loss as a result of a breach or other breakdown in its technology, including cyber-attack, privacy breaches, data breaches or other incident involving the Company or any of the Company’s vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, the Company's reputation, competitiveness and/or business may be harmed and the Company may be exposed to legal liability, which may adversely affect the Company’s results of operations and/or financial condition. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations, which would adversely affect the Company.
Government regulations could impose material costs.
Generally, the manufacture, packaging, labeling, storage, distribution and advertising of the Company’s products and the conduct of its business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the U.S., many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration and the Consumer Product Safety Commission, and the Company’s product claims and advertising are regulated by the Federal Trade Commission, among other regulatory agencies. Most states have agencies that regulate in parallel to these federal agencies. The Company’s international operations are also subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. There is also a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, the Company could be subject to inquiries or investigations by governmental and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with applicable law could expose the Company to future impairment charges or significant fines, penalties or other sanctions that may result in a reduction in net income or otherwise adversely impact the business and reputation of the Company.
In particular, because of the Company’s extensive international operations, we could be adversely affected by violations of the Foreign Corrupt Practices Act and similar worldwide anti-bribery laws. The Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal controls policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, results of operations, cash flows and financial condition.
It is expected that federal, state and foreign governments will continue to introduce new and expanded legislation affecting the Company’s operations, which may require the Company to increase its resources, capabilities and expertise in such areas. For example, the Company is subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards, and new and increased regulation in other areas, such as with respect to “conflict minerals.” Such regulation could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs. In addition, the Company is subject to laws of various countries where it operates or does business related to solicitation, collection, processing or use of consumer, customer, vendor or employee information or related data. Furthermore, pending legislative initiatives and adopted legislation in the areas of healthcare reform and other areas, such as the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Foreign Account Tax Compliance Act and legislation in the area of taxation of domestic and foreign profits, executive compensation and corporate governance, could also increase the Company’s costs. These risks may be increased by the Company’s fiscal year 2016 acquisition of RenewLife, which manufactures products subject to additional regulations.
Additionally, recent reform proposals have introduced greater uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the U.S. and other countries. Major developments in tax policy or trade relations could have a material effect on our balance sheet and results of operations.
If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, including the evolving regulations related to privacy and data security and protection, it could be subject to civil remedies, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. As the Company expands its natural personal care and healthcare businesses such as through Burt’s Bees®, HealthLink®, Aplicare® and Caltech Industries, an increasing number of its products have and will become subject to regulations and laws relating to drugs and medical devices. In addition, the Company's digestive health space business resulting from its acquisition of RenewLife® has products that are subject to regulations relating to dietary supplements. In order to comply with these laws and regulations, the Company may be required to make changes to product formulation, labeling or marketing claims, perform additional testing to substantiate its product claims, make costly changes in its manufacturing processes or supply chain or stop selling certain products until corrective actions have been taken.
Acquisitions, new venture investments and divestitures may not be successful, which could impact the Company’s business operations and financial results.
In connection with the Company’s strategy, the Company expects to continue to seek acquisition opportunities, such as the fiscal year 2016 acquisition of RenewLife, which competes in the digestive health category. However, the Company may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive prices. In addition, all acquisitions and investments entail numerous risks, including risks relating to the Company’s ability to:

•	successfully integrate acquired companies, products, systems or personnel into the Company’s existing business operations;

•
maintain uniform standards, controls, procedures and policies throughout acquired companies, including effective integration of acquired companies into the Company's internal controls over financial reporting;

•	minimize any potential interruption to the ongoing business of the Company or the acquired company;

•	successfully enter categories and markets in which the Company may have limited or no prior experience;

•	achieve expected synergies and obtain the desired financial or strategic benefits from acquisitions;

•	achieve distribution expansion related to products, categories and markets from acquisitions; and

•	retain key relationships with employees, customers, partners and suppliers of acquired companies.

Acquired companies or operations or joint ventures may not be profitable or may not achieve sales levels and profitability and cash flow expectations. Future acquisitions or ventures could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, including litigation, an increase in expenses related to certain assets and increased operating expenses, all of which could adversely affect the Company’s results of operations and financial condition. Future acquisitions of foreign companies or new foreign ventures would subject the Company to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, tax or labor laws, government price control, repatriation of profits and liabilities relating to the Foreign Corrupt Practices Act. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record impairment charges related to goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its operating results and/or net earnings per share.
The Company may also divest certain assets, businesses or brands that do not meet the Company’s strategic objectives or growth targets. With respect to any divestiture, the Company may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income or sales resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability and cash flow subsequent to any divestiture. The Company may also be required to recognize impairment charges as a result of a divestiture.
In addition, any potential future acquisitions, new ventures or divestitures may divert the attention of management and resources from matters that are core or critical to the Company’s business.
Uncertain worldwide, regional and local economic and financial market conditions may negatively impact the Company and consumers of its products, which would negatively affect the Company’s financial performance and liquidity.
Although the Company continues to devote significant resources to support its brands, uncertain economic conditions have negatively affected, and may continue to negatively affect, consumer demand for the Company’s products. Consumers may also be sensitive to economic uncertainty or unfavorable economic conditions and reduce discretionary spending, which may lead to reduced net sales or cause a shift in the Company’s product mix from higher-margin to lower-margin products. Consumers may increase purchases of lower-priced or “private label” products, and the Company’s competitors may increase levels of advertising and promotional activity for lower-priced products as they seek to maintain sales volumes during uncertain economic times, which may negatively impact the Company’s net sales.
Global markets continued to face threats and uncertainty during fiscal year 2017. Uncertain economic and financial market conditions may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. If customers’ financial conditions are adversely affected, customers may reduce their purchases of the Company’s products or the Company may not be able to collect accounts receivable, each of which could have a material adverse impact on the Company’s business operations or financial results.
The Company is subject to risks related to its international operations and international trade.
In fiscal year 2017, 17% of the Company’s net sales were generated in international markets. The Company faces and will continue to face substantial risks associated with its foreign operations, including the following:

•	economic or political instability;

•	price controls and related government actions;

•
foreign currency fluctuations, currency controls and inflation, which may adversely affect the Company’s ability to do business in certain markets and reduce the U.S. dollar value of revenues, profits or cash flows it generates in non-U.S. markets;

•	continued high levels of inflation in Argentina, which may result in the Company adopting hyperinflationary accounting treatment for Argentina's operations;

•	difficulty in obtaining non-local currency (e.g., U.S. dollars) to pay for the raw materials needed to manufacture the Company’s products and contract-manufactured products;

•	restrictions on or costs related to the repatriation of foreign profits to the U.S., including possible taxes or withholding obligations on any repatriations;

•
the imposition of tariffs, trade restrictions, price, profit or other government controls, labor laws, travel or immigration restrictions, import and export laws or other government actions generating a negative impact on the Company’s business, including changes in trade policies that may be implemented and the impact of geopolitical events generally;

•	difficulties in hiring and retaining qualified employees;

•	civil unrest, work stoppages and labor disputes;

•	employment litigation related to employees, contractors and suppliers, particularly in Argentina;

•	difficulties in obtaining or unavailability of raw materials;

•	potential loss of distribution channels as a result of retailer consolidation;

•	increased credit risk of customers, suppliers and distributors;

•
potential harm to third parties, the Company’s employees and/or surrounding communities, and related liabilities and damages to the Company’s reputation, from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach, whether such actions are undertaken by the Company or by the Company’s business partners;

•	difficulties in enforcing intellectual property and contractual rights;

•	lack of well-established or reliable, and impartial legal systems in certain countries where the Company operates;

•
challenges relating to enforcement of or compliance with local laws and regulations and with U.S. laws affecting operations outside of the U.S., including without limitation, the Foreign Corrupt Practices Act;

•	the possibility of nationalization, expropriation of assets or other similar government actions; and

•	risks related to the Company’s discontinued operations in Venezuela.

In addition, changes as result of the United Kingdom's decision to exit the European Union could subject the Company to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and additional legal and economic uncertainty. Moreover, as a result of the 2016 U.S. presidential and Congressional elections, there may be shifts in U.S. foreign trade, economic and other policies that may negatively impact our foreign operations and our ability to market our products in certain international markets. All of the foregoing risks could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its results of operations or financial condition. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.
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
The Company may not successfully achieve its innovation goals, or develop and introduce new products and line extensions or expand into adjacent categories and countries, which could adversely impact its financial results.
The Company’s future performance and growth depends on innovation and its ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product improvements or enter into or expand into adjacent product categories, sales channels or countries. The Company's ability to quickly innovate in order to adapt its products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. This risk is further heightened by the continued evolution of consumer needs, habits and preferences as a result of shifts in U.S. demographics, reflecting various factors including cultural and socioeconomic changes. The Company cannot be certain that it will successfully achieve its innovation goals. The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. In addition, effective and integrated systems are required for the Company to gather and use consumer data and information to successfully market its products. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and the Company’s net earnings could be adversely affected. In addition, if sales generated by new products cause a decline in sales of the Company’s existing products, the Company’s financial condition and results of operations could be materially adversely affected.
Profitability and cash flow could suffer if the Company is unable to generate anticipated cost savings, successfully implement its strategies, or efficiently manage supply chain and manufacturing processes.
The Company continues to implement plans to improve its competitive position by setting aggressive annual cost savings targets, and it expects ongoing cost savings from its continuous improvement activities. The Company anticipates these cost savings will result from reducing material costs and manufacturing inefficiencies and realizing productivity gains, distribution efficiencies and overhead reductions. If the Company cannot successfully implement its cost savings plans or the cost of making these changes increases, the Company may not realize all anticipated benefits, which could adversely affect its financial results or its long-term strategies, such as the 2020 Strategy, which includes financial goals such as annual net sales growth of 3-5%, annual EBIT margin growth between 25-50 basis points and annual free cash flow as a percentage of net sales of about 10-12%. The Company also continues to seek to penetrate new markets and introduce new products and product improvements. These goals and strategies may not be implemented or may fail to achieve desired results, and the Company may fail to achieve one or more of the financial goals for one or more of the relevant fiscal years. In addition, the Company expects to continue to restructure its operations as necessary to improve operational efficiency, including occasionally opening or closing offices, facilities or plants. Gaining additional efficiencies may become increasingly difficult over time, there may be one-time costs relating to facility closures or other restructurings and anticipated cost savings and the Company’s strategies may not be implemented or may fail to achieve desired results. If the Company is unable to generate anticipated costs savings, successfully implement its strategies or efficiently manage its supply chain and manufacturing processes, the Company’s financial results could suffer. These plans and strategies could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s financial results.
Harm to the Company’s reputation or the reputation of one or more of its leading brands could have an adverse effect on the business.
Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve the Company’s reputation and the reputation of its brands. These programs include ethics and compliance, setting sustainability goals and product safety and quality initiatives. Despite these efforts, negative publicity about the Company, including product safety, quality, efficacy and sustainability or similar concerns, whether real or perceived, could occur, and the Company may not meet its sustainability goals. As a result, the Company’s products could face withdrawal, recall or other quality issues. The Company also licenses certain of its brands to third parties, which creates additional exposure for those brands to product safety, quality, sustainability and other concerns. In addition, widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination. Negative publicity, posts or comments on social media or network sites about the Company or its brands, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media. Such events, if they were to occur, could harm the Company’s image and adversely affect its business, as well as require resources to rebuild the Company’s reputation.
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
In January 2003, the Company entered into a venture agreement with P&G related to the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides research and development support to the Glad® business. The agreement with P&G will expire in January 2023 unless the parties agree, on or prior to January 2018, to extend the term of the agreement for another 10 years or agree to take some other relevant action.
Unless extended, the agreement will require the Company to purchase P&G’s 20% interest in January 2023 for cash at fair value as established by predetermined valuation procedures. As of June 30, 2017, the estimated fair value of P&G’s interest was $458 million, of which $317 million has been recognized by the Company and is reflected in Other liabilities in the Company’s June 30, 2017 Consolidated Balance Sheet. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. The estimated fair value of P&G's interest increased significantly over the past several years and may continue to change up until any such purchase by the Company of P&G’s interest. Any additional significant increases in the fair value of such interest may adversely affect the Company’s net earnings and future cash flow.
If the Company and P&G decide not to extend the term of the agreement, this decision may harm the terms on which the Company has access to innovation from P&G. Alternatively, if the Company and P&G decide to extend the term of the agreement, there can be no assurance that any future innovation will result. In either case, net earnings and cash flow may be negatively impacted. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to the Consolidated Financial Statements in Exhibit 99.1.
Reliance on a limited base of suppliers may result in disruptions to the Company’s business.
The Company relies on a limited number of suppliers for certain commodities and raw material inputs, including sole-source and single-source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. New suppliers have to be qualified under Company standards and may also have to be qualified under governmental and industry standards, and any relevant standards of the Company's customers, which can require additional investment and time. The Company could experience disruptions in production and its financial results and relationships with customers could be adversely affected if the Company is unable to qualify any needed new suppliers or maintain supplier arrangements and relationships, if it is unable to contract with suppliers at the quantity, quality and price levels needed for its business or if any of the Company’s key suppliers becomes insolvent or experiences financial distress or if any environmental, economic or other outside factors impact its operations.
Product liability, commercial claims or other legal proceedings could adversely affect the Company’s net sales and operating results, including cash flow.
The Company has in the past paid, and may be required in the future to pay, for losses or injuries purportedly caused by its products. Such claims may be based on allegations that, among other things, the Company’s products contain contaminants or provide inadequate instructions or warnings regarding their use, have defective packaging, fail to perform as advertised, or damage property or persons. Product liability claims could result in negative publicity that could harm the Company’s reputation, sales and operating results and the reputation of the Company's brands. In addition, if any of the Company’s products is found to be defective, the Company may recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, insurance recovery for product liability claims may be subject to a retention, exceed the amount of insurance coverage or be excluded under the terms of the policies.
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
The Company’s success depends, in part, on its ability to retain its key personnel, including its executive officers and senior management team. The unexpected loss of one or more of the Company’s key employees could disrupt its business. The Company’s success also depends, in part, on its continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense, especially in the San Francisco Bay Area, where the Company’s headquarters and largest research facility are located. In addition, the Company's employees may be targeted and recruited by other companies. As the Company expands into new categories or markets, including more regulated businesses, it will also require personnel with relevant training and experience in such categories or markets. The Company may not be able to attract, assimilate or retain qualified personnel in the future, and its failure to do so could adversely affect the Company.
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
The Company had a recorded liability of $28 million and $14 million as of June 30, 2017 and 2016, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. One matter, which accounted for $14 million and less than $1 million of the recorded liability as of June 30, 2017 and 2016, respectively, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. Another matter, in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for $12 million and $11 million of the recorded liability as of June 30, 2017 and 2016, respectively. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies, and the Company’s exposure may exceed the amount recorded for these matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.
The Company also handles and/or transports hazardous substances, including but not limited to chlorine, at some of its international production facilities. A release of such chemicals, whether in transit or at the Company’s facilities, due to accident or an intentional act, could result in substantial liability and business disruptions.
The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.
Operations at facilities of the Company, its suppliers, service providers and retail customers are subject to disruption for a variety of reasons, including work stoppages, demonstrations, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters. The Company’s corporate headquarters and primary research and development facility are located near major earthquake fault lines in California. If a major disruption were to occur, it could result in injury to people, damages to the natural environment, temporary loss of access to critical data, delays in shipments of products to customers or suspension of operations. Any such disruption could have a material adverse impact on the Company and its financial results.
Failure to maximize, successfully assert or successfully defend the Company’s intellectual property rights could impact its competitiveness.
The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands, products, packaging for its products, inventions and confidential information. The Company cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions and product improvements. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which the Company’s products are or may be sold may not protect intellectual property rights to the same extent as the laws of the U.S. If other parties infringe the Company’s intellectual property rights, they may dilute or diminish the value of the Company’s brands and products in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its net sales. The failure to perfect and protect its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, operating results, and financial condition.
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
The Company’s indebtedness could adversely affect its business operations and financial results and prevent the Company from fulfilling its obligations, and the Company may incur substantially more debt in the future, which could exacerbate these risks.
As of June 30, 2017, the Company had over $2 billion of debt. The Company’s indebtedness could have important consequences. For example, it could:

•
require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends and for other general corporate purposes;

•	limit the Company’s flexibility in planning for or reacting to general adverse economic conditions or changes in its business and the industries in which it operates;

•	place the Company at a competitive disadvantage compared to its competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in the Company’s debt documents, its ability to borrow additional funds.
Additionally, failure by the Company to comply with the financial and other restrictive covenants in its debt documents could result in an event of default that, if not cured or waived, could have a significant adverse effect on the Company. Further, certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of June 30, 2017, the Company had been assigned investment-grade ratings with both Standard & Poor’s and Moody’s. However, if the Company’s credit rating were to fall below investment grade, the counterparties to the derivative instruments in net liability positions could request full collateralization.
The Company may incur substantial additional indebtedness in the future to fund acquisitions, repurchase shares or fund other activities for general business purposes, subject to compliance with the Company’s existing debt covenants. As of June 30, 2017, the Company could add approximately $4 billion in incremental debt and remain in compliance with its debt covenants, although the actual amount that the Company may be able to borrow in the future may not equal this amount. If new debt is added to the current debt levels, the related risks that the Company now faces could intensify. In addition, the cost of incurring additional debt could increase due to rising interest rates, possible downgrades in the Company’s credit rating, economic conditions or otherwise. In this regard, failure to maintain the Company's credit ratings could adversely affect the interest rate in future financings, liquidity, competitive position and access to capital markets.
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
Clorox management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets, such as its acquisition of RenewLife, may place significant additional pressure on the Company’s system of internal control over financial reporting. Moreover, the Company engages the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and shareholder claims.
The Company’s judgments regarding the accounting for tax positions and the resolution of tax disputes may impact the Company’s net earnings and cash flow.
Significant judgment is required to determine the Company’s effective tax rate and evaluate its tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may impact the Company’s effective tax rate and the Company’s financial results. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter in any of the jurisdictions in which we operate could increase the effective tax rate, which would have an adverse effect on the Company’s operating results. Any resolution of a tax issue may require the use of cash in the year of resolution. For additional information, see the information set forth in the Notes to Consolidated Financial Statements in Exhibit 99.1.
The estimates and assumptions on which the Company’s financial projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s future profitability, cash flows and stock price.
The Company’s financial projections are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing, volume and product mix, foreign exchange rates and volatility, commodity prices, distribution, cost savings, accruals for estimated liabilities, including litigation reserves, goodwill, measurement of benefit obligations for pension and other postretirement benefit plans and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its shares, make acquisitions, pay dividends and meet debt obligations. While the Company’s financial projections are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, the Company’s actual results may differ materially from its financial projections. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.
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
ITEM 1.B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Production and Distribution Facilities
The Company owns or leases and operates 22 manufacturing facilities in North America and owns or leases and operates 13 manufacturing facilities outside North America. The Company also leases 6 regional distribution centers in North America and several other warehouse facilities in the U.S. and international markets. Management believes the Company’s owned and leased production and distribution facilities are adequate to support the business efficiently, and that the Company’s properties and equipment have generally been well maintained. The Company is continually performing a supply-chain efficiency analysis, which may lead to closures of domestic and international manufacturing facilities and the redistribution of production between its remaining facilities and contract manufacturers to optimize availability and capacity and to seek to reduce operating costs.
Offices and Research and Development Facilities
Since 2011, the Company has leased a facility located in Pleasanton, CA, which houses the Company’s primary research and development group as well as other administrative and operational support personnel. The facility features state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. The Company leases office space in Oakland, CA for its corporate headquarters. The Company owns a research and development facility located at its plant in Buenos Aires, Argentina. The Company also conducts research and development activities and engineering research in leased facilities in Meriden, CT; Willowbrook, IL; Durham, NC; and Cincinnati, OH. Leased sales offices and other facilities are located at a number of other locations.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages, year first elected and current titles of each of the executive officers of the Company as of August 15, 2017, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Benno Dorer	53	2009	Chairman and Chief Executive Officer
James Foster	54	2009	Executive Vice President – Product Supply, Enterprise Performance and IT
Stephen M. Robb	52	2011	Executive Vice President – Chief Financial Officer
Laura Stein	55	2005	Executive Vice President – General Counsel and Corporate Affairs
Dawn Willoughby	48	2013	Executive Vice President – Chief Operating Officer
William S. Bailey	51	2016	Senior Vice President – Corporate Business Development
Jon Balousek	48	2013	Senior Vice President – General Manager, Specialty Division
Michael R. Costello	51	2011	Senior Vice President – International
Denise Garner	54	2015	Senior Vice President – Chief Innovation Officer
Matthew Laszlo	47	2015	Senior Vice President – Chief Customer Officer
Kirsten Marriner	44	2016	Senior Vice President – Chief People Officer
Linda Rendle	39	2016	Senior Vice President – General Manager, Cleaning Division
Eric Reynolds	47	2015	Senior Vice President – Chief Marketing Officer
Manjit Singh	48	2016	Senior Vice President – Chief Information Officer
There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information.
Benno Dorer is the chairman and chief executive officer of the Company, a position he has held since August 2016. Prior to this role, he served as chief executive officer of the Company from November 2014 until August 2016. From January 2013 until November 2014, he served as executive vice president – chief operating officer, cleaning, international and corporate strategy. From March 2011 to December 2012, he served as senior vice president – cleaning division and Canada. He served as senior vice president – general manager, cleaning division from June 2009 to March 2011. Mr. Dorer joined the Company in 2005 and has served in various roles.
James Foster is the executive vice president – product supply, enterprise performance and IT of the Company, a position he has held since November 2014. Prior to this role, he served as senior vice president – chief product supply officer from June 2009 to November 2014. Mr. Foster joined the Company in 1997 and has served in various roles.
Stephen M. Robb is the executive vice president – chief financial officer of the Company, a position he has held since November 2014. Prior to this role, he served as senior vice president – chief financial officer from November 2011 to November 2014. From January 2011 until November 2011, he served as vice president – global finance. He served as vice president – financial planning & analysis from October 2004 to January 2011. Mr. Robb joined the Company in 1989 and has served in various roles.
Laura Stein is the executive vice president – general counsel and corporate affairs of the Company, having served as executive vice president – general counsel since February 2015, and having taken on responsibility for corporate affairs in February 2016. She served as senior vice president – general counsel from January 2005 to February 2015. From January 2000 through January 2005, Ms. Stein was senior vice president – general counsel for H.J. Heinz Company. Immediately prior to that, she spent eight years working for the Company, lastly as its assistant general counsel – regulatory affairs.
Dawn Willoughby is the executive vice president – chief operating officer of the Company, a position she has held since April 2017. Prior to this role, she served as executive vice president – chief operating officer, cleaning, international and corporate strategy of the Company, having taken on responsibility for corporate strategy in August 2016; and cleaning and international in September 2014 and for the professional products division in November 2014. Prior to this role, she served as senior vice president – general manager, cleaning division from January 2013 to September 2014. She served as vice president – general manager, home care, from October 2012 to January 2013, and vice president – general manager, Glad® Products from January 2010 to October 2012. Ms. Willoughby joined the Company in 2001 and has served in various roles.
William S. Bailey is the senior vice president – corporate business development of the Company, a position he has held since January 2016. Prior to joining the Company, he served as vice president – corporate and business development at TripAdvisor, from June 2012 to January 2016. He served as vice president – corporate development at Ancestry.com, from June 2011 to June 2012. From August 2009 to June 2011, he served as vice president – corporate and business development at Check Point Software Technologies Inc.
Jon Balousek is the senior vice president – general manager, specialty division of the Company, a position he has held since January 2013. Prior to this role, he served as vice president – general manager, litter, food and charcoal from October 2011 to December 2012, and vice president – marketing, cleaning division from October 2008 to September 2011. Mr. Balousek joined the Company in 1991 and has served in various roles.
Michael R. Costello is the senior vice president – international of the Company, a position he has held since September 2013. Prior to this role, he served as vice president – general manager, international, from March 2011 to August 2013. From July 2009 through March 2011, he served as vice president – general manager, Latin America and Europe. Mr. Costello joined the Company in 1988 and has served in various roles.
Denise Garner is the senior vice president – chief innovation officer of the Company, a position she has held since January 2015. Prior to this role, she served as vice president, R&D – global cleaning & international, from January 2010 to December 2014. Ms. Garner joined the Company in 1988 and has served in various roles.
Matthew Laszlo is the senior vice president – chief customer officer of the Company, a position he has held since October 2014. Prior to this role, he served as vice president – general manager, professional products division, from October 2013 to October 2014. From January 2012 to October 2013 he served as vice president – sales, professional products division. From January 2010 to January 2012 he served as director – field sales, professional products division. Mr. Laszlo joined the Company in 2005 and has served in various roles.
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
Linda Rendle is the senior vice president – general manager, cleaning division of the Company, a position she has held since August 2016, having taken on responsibility for the professional products division in April 2017. Prior to this role, she served as vice president – general manager, home care from October 2014 to August 2016. From April 2012 to October 2014, she served as vice president – sales, cleaning division. From August 2011 to April 2012, she served as director of sales planning – litter, food & charcoal. From January 2010 to August 2011, she served as director of sales – supply chain. Ms. Rendle joined the Company in 2003 and has served in various roles.
Eric Reynolds is the senior vice president – chief marketing officer of the Company, a position he has held since January 2015. Prior to this role, he served as vice president – general manager, Europe, Middle East, Africa and Asia from May 2012 to January 2015. From May 2011 to April 2012 he was director, International business development. From June 2008 to April 2011 he was general manager, Caribbean. Mr. Reynolds joined the Company in 1998 and has served in various roles.
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
Holders
The number of record holders of the Company’s common stock as of July 28, 2017, was 10,736 based on information provided by the Company’s transfer agent.
Dividends
The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in the Notes to Consolidated Financial Statements in Exhibit 99.1, incorporated herein by reference.
Equity Compensation Plan Information
See Part III, Item 12 hereof.
Issuer Purchases of Equity Securities
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2017.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2017	—	$—	—	(2)
May 1 to 31, 2017	—	—	—	(2)
June 1 to 30, 2017	50,000	133.72	50,000	(2)
	50,000	$133.72	50,000

(1)	Shares purchased in June 2017 were acquired pursuant to the Company’s share repurchase program to offset the impact of share dilution related to share-based awards (the Evergreen Program).

(2)
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of June 30, 2017, and the Evergreen Program, the purpose of which is to offset the anticipated impact of share dilution related to share-based awards and which has no authorization limit as to the amount or timing of repurchases.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.
Change in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9.B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.
The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer, among others. The Code of Conduct is located on the Company’s website at TheCloroxCompany.com under Who We Are//Corporate Governance/Code of Conduct or https://www.thecloroxcompany.com/who-we-are/corporate-governance/codes-of-conduct/. The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its Code of Conduct by posting such information on the Company’s website. The Company’s website also contains its corporate governance guidelines and the charters of its principal board committees.
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
Reports of Independent Registered Public Accounting Firm.
Consolidated Statements of Earnings for the fiscal years ended June 30, 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2017, 2016 and 2015.
Consolidated Balance Sheets as of June 30, 2017 and 2016.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017, 2016 and 2015.
Notes to Consolidated Financial Statements.
Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2, incorporated herein by reference.

(b)	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-07151	3(iii)	February 14, 2000
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	September 15, 2016
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-07151	4.1	December 9, 2014
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.	10-K	001-07151	10.8	August 25, 2014
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2014.	10-K	001-07151	10.9	August 21, 2015
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2015.	10-Q	001-07151	10.1	November 2, 2015
10.8*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2016.	10-Q	001-07151	10.1	November 2, 2016
10.9*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.13	August 23, 2013
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-Q	001-07151	10.2	November 2, 2016
10.11*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.12*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.13*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.14*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.15*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.16*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.17*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.18*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.19*	First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.	10-Q	001-07151	10.1	February 5, 2015
10.20*	Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.	10-Q	001-07151	10.2	February 5, 2015
10.21*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.22*	Amendment No. 1 to The Clorox Company Executive Retirement Plan.	10-K	001-07151	10.22	August 16, 2016
10.23*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.24*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.25	Credit Agreement dated as of February 8, 2017, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A., as Servicing Agent.	8-K	001-07151	10.1	February 10, 2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016
21.0	Subsidiaries.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.
99.3	Reconciliation of Economic Profit (Unaudited).
101
The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2017 are formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 15, 2017	By:	/s/ Benno Dorer
Benno Dorer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. Banse	Director	August 15, 2017
A. Banse
/s/ R. H. Carmona	Director	August 15, 2017
R. H. Carmona
/s/ S. C. Fleischer	Director	August 15, 2017
S. C. Fleischer
/s/ E. Lee	Director	August 15, 2017
E. Lee
/s/ A.D.D. Mackay	Director	August 15, 2017
A.D.D. Mackay
/s/ R. W. Matschullat	Director	August 15, 2017
R. W. Matschullat
/s/ J. Noddle	Director	August 15, 2017
J. Noddle
/s/ P. Thomas-Graham	Director	August 15, 2017
P. Thomas-Graham
/s/ C. M. Ticknor	Director	August 15, 2017
C. M. Ticknor
/s/ R.J. Weiner	Director	August 15, 2017
R.J. Weiner
/s/ C. J. Williams	Director	August 15, 2017
C. J. Williams
/s/ B. Dorer	Chairman and Chief Executive Officer (Principal Executive Officer)	August 15, 2017
B. Dorer
/s/ S. M. Robb	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	August 15, 2017
S. M. Robb
/s/ J. Baker	Vice President – Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 15, 2017
J. Baker

INDEX OF EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-07151	3(iii)	February 14, 2000
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	September 15, 2016
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee	8-K	001-07151	4.1	December 9, 2014
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.	10-K	001-07151	10.8	August 25, 2014
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2014.	10-K	001-07151	10.9	August 21, 2015
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2015.	10-Q	001-07151	10.1	November 2, 2015
10.8*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2016.	10-Q	001-07151	10.1	November 2, 2016
10.9*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-K	001-07151	10.13	August 23, 2013
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-Q	001-07151	10.2	November 2, 2016
10.11*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.12*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.14*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.15*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.16*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.17*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.18*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.19*	First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.	10-Q	001-07151	10.1	February 5, 2015
10.20*	Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.	10-Q	001-07151	10.2	February 5, 2015
10.21*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.22*	Amendment No. 1 to The Clorox Company Executive Retirement Plan.	10-K	001-07151	10.22	August 16, 2016
10.23*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.24*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.25	Credit Agreement dated as of February 8, 2017 among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A. and Wells Fargo Bank, National Association, as Adminstrative Agents, and Citibank, N.A. as Servicing Agent.	8-K	001-07151	10.1	February 10, 2017
10.26	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016
21.0	Subsidiaries.
23.0	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
101
The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2017 are formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.