Form 10-Q
period 2017-09-30
CLOROX CO /DE/
filed 2017-11-01
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

As of October 18, 2017, there were 128,938,551 shares outstanding of the registrant’s common stock ($1.00 – par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended
	9/30/2017	9/30/2016
Net sales	$1,500	$1,443
Cost of products sold	827	803
Gross profit	673	640
Selling and administrative expenses	204	200
Advertising costs	134	128
Research and development costs	32	31
Interest expense	21	22
Other (income) expense, net	3	(5)
Earnings from continuing operations before income taxes	279	264
Income taxes on continuing operations	87	85
Earnings from continuing operations	192	179
Earnings (losses) from discontinued operations, net of tax	—	—
Net earnings	$192	$179
Net earnings (losses) per share
Basic
Continuing operations	$1.49	$1.39
Discontinued operations	—	—
Basic net earnings per share	$1.49	$1.39
Diluted
Continuing operations	$1.46	$1.36
Discontinued operations	—	—
Diluted net earnings per share	$1.46	$1.36
Weighted average shares outstanding (in thousands)
Basic	129,019	129,449
Diluted	131,509	132,193
Dividend per share declared	$0.84	$0.80
Comprehensive income	$211	$182

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share and per share data)

	9/30/2017	6/30/2017
ASSETS
Current assets
Cash and cash equivalents	$468	$418
Receivables, net	531	565
Inventories, net	462	459
Prepaid expenses and other current assets	59	72
Total current assets	1,520	1,514
Property, plant and equipment, net of accumulated depreciation and amortization of $2,015 and $2,001, respectively	934	931
Goodwill	1,203	1,196
Trademarks, net	654	654
Other intangible assets, net	66	68
Other assets	223	210
Total assets	$4,600	$4,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$13	$404
Current maturities of long-term debt	400	400
Accounts payable and accrued liabilities	912	1,005
Income taxes payable	51	—
Total current liabilities	1,376	1,809
Long-term debt	1,787	1,391
Other liabilities	783	770
Deferred income taxes	62	61
Total liabilities	4,008	4,031
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of September 30, 2017 and June 30, 2017; and 128,923,671 and 129,014,172 shares outstanding as of September 30, 2017 and June 30, 2017, respectively	159	159
Additional paid-in capital	922	928
Retained earnings	2,524	2,440
Treasury shares, at cost: 29,817,790 and 29,727,289 shares as of September 30, 2017 and June 30, 2017, respectively	(2,489)	(2,442)
Accumulated other comprehensive net (losses) income	(524)	(543)
Stockholders’ equity	592	542
Total liabilities and stockholders’ equity	$4,600	$4,573

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2017	9/30/2016
Operating activities:
Net earnings	$192	$179
Deduct: Losses from discontinued operations, net of tax	—	—
Earnings from continuing operations	192	179
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	40	41
Stock-based compensation	12	12
Deferred income taxes	(4)	(2)
Other	17	(14)
Changes in:
Receivables, net	35	74
Inventories, net	(10)	(23)
Prepaid expenses and other current assets	(7)	(6)
Accounts payable and accrued liabilities	(89)	(153)
Income taxes payable	71	62
Net cash provided by continuing operations	257	170
Net cash provided by discontinued operations	1	—
Net cash provided by operations	258	170
Investing activities:
Capital expenditures	(49)	(59)
Other	13	1
Net cash used for investing activities	(36)	(58)
Financing activities:
Notes and loans payable, net	(391)	95
Long-term debt borrowings, net of issuance costs	396	—
Treasury stock purchased	(66)	(110)
Cash dividends paid	(108)	(104)
Issuance of common stock for employee stock plans and other	(7)	15
Net cash used for financing activities	(176)	(104)
Effect of exchange rate changes on cash and cash equivalents	4	(1)
Net increase in cash and cash equivalents	50	7
Cash and cash equivalents:
Beginning of period	418	401
End of period	$468	$408

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2017 and 2016, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2017, which includes a complete set of footnote disclosures including the Company’s significant accounting policies.

Recently Issued Accounting Standards

Recently Issued Accounting Standards not yet adopted

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the hedge accounting recognition and presentation requirements to better align an entity’s risk management activities with its financial reporting. This standard also simplifies the application of hedge accounting in certain situations. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires presenting the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line item(s) that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. Additionally, the new guidance limits the components that are eligible for capitalization in assets to only the service cost component. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces most of the existing U.S. GAAP revenue recognition guidance and is intended to improve and converge with international standards on the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers, including information about significant judgments and changes in judgments. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2019, and is expected to be applied on a modified retrospective basis.

Based on the Company's preliminary assessment, the adoption of the standard is not expected to have a significant impact on its annual consolidated financial statements; however, there may be an impact on the Company's financial results in interim periods due to the timing of recognition for certain trade promotion spending. As the Company completes its overall assessment, it is also identifying potential changes to its accounting policies, business processes, systems and controls to align with the new revenue recognition guidance and disclosure requirements.

NOTE 2. DISCONTINUED OPERATIONS
On September 22, 2014, the Company's Venezuela affiliate, Corporación Clorox de Venezuela S.A. (Clorox Venezuela) announced that it was discontinuing its operations, effective immediately, and seeking to sell its assets. Since fiscal year 2012, Clorox Venezuela has been required to sell more than two thirds of its products at prices frozen by the Venezuelan government. During this same period, Clorox Venezuela experienced successive years of hyperinflation resulting in significant sustained increases in its input costs, including packaging, raw materials, transportation and wages. As a result, Clorox Venezuela had been selling its products at a loss, resulting in ongoing operating losses. Clorox Venezuela repeatedly met with government authorities in an effort to help them understand the rapidly declining state of the business, including the need for immediate, significant and ongoing price increases and other critical remedial actions to address these adverse impacts. Based on the Venezuelan government’s representations, Clorox Venezuela had expected significant price increases would be forthcoming much earlier; however, the price increases subsequently approved were insufficient and would have caused Clorox Venezuela to continue operating at a significant loss into the foreseeable future. As such, Clorox Venezuela was no longer financially viable and was forced to discontinue its operations.
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
There were no net sales for each of the three months ended September 30, 2017 and 2016, and losses from discontinued operations, net of tax were insignificant for these same periods.

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	9/30/2017	6/30/2017
Finished goods	$368	$363
Raw materials and packaging	115	119
Work in process	5	3
LIFO allowances	(26)	(26)
Total	$462	$459

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, foreign currency and interest rate risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

Commodity Price Risk Management

The Company may use commodity exchange traded futures and over-the-counter swap contracts, which are generally no longer than 2 years, to fix the price of a portion of its forecasted raw material requirements. Commodity purchase contracts are measured at fair value using market quotations obtained from commodity derivative dealers.

As of September 30, 2017 and June 30, 2017, the notional amount of commodity derivatives was $26, of which $14 related to jet fuel swaps used for the charcoal business and $12 related to soybean oil futures used for the food business.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $43 as of September 30, 2017, and $49 as of June 30, 2017, respectively.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate forward contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt or to manage the Company’s level of fixed and floating rate debt. These interest rate forward contracts generally have durations of less than 12 months. The interest rate contracts are measured at fair value using information quoted by U.S. government bond dealers.

As of September 30, 2017 and June 30, 2017, the Company had no outstanding interest rate forward contracts.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Commodity, Foreign Exchange and Interest Rate Derivatives

The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory, and interest rate forward contracts for forecasted interest payments as cash flow hedges.

The effects of derivative instruments designated as hedging instruments on Other comprehensive income (loss) and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended
	9/30/2017	9/30/2016
Commodity purchase derivative contracts	$2	$—
Foreign exchange derivative contracts	(1)	—
Interest rate derivative contracts	2	—
Total	$3	$—

	Gains (losses) reclassified from Accumulated other comprehensive loss and recognized in Net earnings
	Three Months Ended
	9/30/2017	9/30/2016
Commodity purchase derivative contracts	$—	$(1)
Foreign exchange derivative contracts	(1)	(1)
Interest rate derivative contracts	(2)	(2)
Total	$(3)	$(4)

The gains (losses) reclassified from Accumulated other comprehensive net losses and recognized in Net earnings during the three months ended September 30, 2017 and 2016, for commodity purchase and foreign exchange contracts were included in Cost of products sold, and for interest rate contracts were included in Interest expense.

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive losses as of September 30, 2017, which is expected to be reclassified into Net earnings within the next twelve months is $(6). Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Net earnings. During each of the three months ended September 30, 2017 and 2016, hedge ineffectiveness was not significant.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments held as of both September 30, 2017 and June 30, 2017, $1 contained such terms. As of both September 30, 2017 and June 30, 2017, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2017 and June 30, 2017, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of September 30, 2017 and June 30, 2017, the Company maintained cash margin balances related to exchange-traded futures contracts of $0 and $1, respectively, which are classified as Prepaid expenses and other current assets in the condensed consolidated balance sheets.

Trust Assets

The Company has held interests in mutual funds and cash equivalents as part of trust assets related to its nonqualified deferred compensation plans. The participants in the nonqualified deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts, which hold the marketable securities. The trusts represent variable interest entities for which the Company is considered the primary beneficiary, and therefore, trust assets are consolidated and included in Other assets in the condensed consolidated balance sheets. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments.

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

As of September 30, 2017 and June 30, 2017, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

			9/30/2017		6/30/2017
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market funds	Cash and cash equivalents (a)	1	$257	$257	$221	$221
Time deposits	Cash and cash equivalents (a)	2	139	139	115	115
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	2	2	1	1
Trust assets for nonqualified deferred compensation plans	Other assets	1	76	76	72	72
			$474	$474	$409	$409
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$13	$13	$404	$404
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	—	—	1	1
Foreign exchange forward contracts	Accounts payable and accrued liabilities	2	2	2	1	1
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	2,187	2,248	1,791	1,855
			$2,202	$2,263	$2,197	$2,261
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

(c)
Current maturities of long-term debt and Long-term debt are recorded at cost. The fair value of Long-term debt, including current maturities, was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

NOTE 5. DEBT

In September 2017, the Company issued $400 of senior notes with an annual fixed interest rate of 3.10% and a maturity date of October 1, 2027 under its existing shelf registration statement filed with the SEC. Interest on the notes is payable semi-annually in April and October. Additionally, the Company entered into, and subsequently terminated interest rate forward contracts with a notional amount of $200 related to the issuance, which resulted in an insignificant gain to Accumulated other comprehensive net (losses) income. The notes carry an effective interest rate of 3.13%, which includes the impact of amortizing debt issuance costs and the gain on the interest rate forward contracts over the life of the notes. The notes rank equally with all of the Company's existing senior indebtedness.

The proceeds from the debt issuance were used to repay commercial paper in September 2017. In October 2017, the Company used commercial paper borrowings to repay its $400 senior notes with an annual fixed interest rate of 5.95%.
NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 31.3% for the three months ended September 30, 2017 and 32.0% for the three months ended September 30, 2016. The decrease in the effective tax rate on earnings from continuing operations was primarily due to higher excess tax benefits from stock-based compensation in the current period.
NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2017	9/30/2016
Basic	129,019	129,449
Dilutive effect of stock options and other	2,490	2,744
Diluted	131,509	132,193

Antidilutive stock options and other	1,174	—

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available from share repurchases as of September 30, 2017, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases. There were no share repurchases under the open-market purchase program during either of the three months ended September 30, 2017 and 2016.

Share repurchases under the Evergreen Program were as follows during the three month ended September 30:

	Three Months Ended
	9/30/2017		9/30/2016
	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Evergreen Program	$60	450	$113	883

NOTE 8. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended
	9/30/2017	9/30/2016
Earnings from continuing operations	$192	$179
Earnings (losses) from discontinued operations, net of tax	—	—
Net earnings	192	179
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14	(1)
Net unrealized gains (losses) on derivatives	5	3
Pension and postretirement benefit adjustments	—	1
Total other comprehensive income (loss), net of tax	19	3
Comprehensive income	$211	$182
Changes in Accumulated other comprehensive net (losses) income by component were as follows for the three months ended September 30:

	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (losses) income
Balance as of June 30, 2016	$(353)	$(44)	$(173)	$(570)
Other comprehensive income (loss) before reclassifications	(1)	—	—	(1)
Amounts reclassified from Accumulated other comprehensive net losses	—	4	2	6
Income tax benefit (expense)	—	(1)	(1)	(2)
Net current period other comprehensive income (loss)	(1)	3	1	3
Balance as of September 30, 2016	$(354)	$(41)	$(172)	$(567)
Balance as of June 30, 2017	$(356)	$(37)	$(150)	$(543)
Other comprehensive income (loss) before reclassifications	16	3	—	19
Amounts reclassified from Accumulated other comprehensive net losses	—	3	1	4
Income tax benefit (expense)	(2)	(1)	(1)	(4)
Net current period other comprehensive income (loss)	14	5	—	19
Balance as of September 30, 2017	$(342)	$(32)	$(150)	$(524)
Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three months ended September 30, 2017 and 2016, Other comprehensive income (loss) on these loans totaled $(1) and $0, respectively, and there were no amounts reclassified from Accumulated other comprehensive net (losses) income for the periods presented.

NOTE 9. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2017	9/30/2016
Service cost	$—	$—
Interest cost	6	5
Expected return on plan assets (1)	(5)	(5)
Amortization of unrecognized items	3	3
Total	$4	$3
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2018 net periodic benefit cost is 4.42%.
During the three months ended September 30, 2017 and 2016, the Company made $2 and $17 in contributions to the domestic retirement income plans, respectively.
NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of September 30, 2017 and June 30, 2017 for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of September 30, 2017 and June 30, 2017 relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017 the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company's former operations for which the Company is jointly and severally liable, accounted for $12 of the recorded liability as of September 30, 2017 and June 30, 2017. This amount reflects the Company's agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company's estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any liabilities on the aforementioned guarantees as of September 30, 2017 and June 30, 2017.
As of September 30, 2017, the Company was a party to letters of credit of $9 primarily related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 11. SEGMENT RESULTS
The Company operates through strategic business units that are aggregated into four reportable segments based on the economics and nature of the products sold: Cleaning, Household, Lifestyle and International.
Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, other investments and deferred taxes.
The table below presents reportable segment information and a reconciliation of the segment information to the Company’s consolidated Net sales and Earnings from continuing operations before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate.

	Net sales
	Three Months Ended
	9/30/2017	9/30/2016
Cleaning	$559	$534
Household	441	422
Lifestyle	246	236
International	254	251
Corporate	—	—
Total	$1,500	$1,443

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended
	9/30/2017	9/30/2016
Cleaning	$172	$164
Household	73	69
Lifestyle	64	62
International	23	27
Corporate	(53)	(58)
Total	$279	$264

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for each of the three months ended September 30, 2017 and 2016.
In August 2017, the Company sold the Aplicare business, previously reported in the Cleaning reportable segment. For the fiscal year ended June 30, 2017, the Aplicare business had net sales of $46 and insignificant net earnings excluding the $21 non-cash impairment charge recorded in the second quarter of fiscal year 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which was filed with the Securities and Exchange Commission (SEC) on August 15, 2017, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three-month period ended September 30, 2017 (the current period) to the three-month period ended September 30, 2016 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

EXECUTIVE OVERVIEW
Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,100 employees worldwide. Clorox sells its products primarily through mass retail outlets and grocery outlets, warehouse clubs, dollar stores, e-commerce channels, military stores and other retail outlets, and medical supply distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners, Liquid-Plumr® clog removers, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and container products, Kingsford® and Match Light® charcoal, RenewLife® digestive health products, Hidden Valley® dressings and sauces, Brita® water-filtration products and Burt’s Bees® natural personal care products. The Company also markets to professional services channels, including infection control products for the healthcare industry with Clorox Healthcare® brand, and commercial cleaning products with Commercial Solutions® brand. The Company has operations in more than 25 countries or territories and sells its products in more than 100 markets.
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
The Company operates through strategic business units that are aggregated into the following four reportable segments based on the economics and nature of the products sold:

•
Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning and disinfecting products under the Clorox®, Dispatch®, HealthLink® and Clorox Healthcare® brands.

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

•
Lifestyle consists of food products, water-filtration systems and filters and natural personal care products marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece® , Kingsford® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® brand.

•
International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration, digestive health products, charcoal and cat litter products, food products, bags, wraps and containers and natural personal care products and professional cleaning and disinfecting products, primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, RenewLife®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley® and Burt’s Bees® brands and Clorox Healthcare® brands.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS
Continuing operations

	Three Months Ended
	9/30/2017	9/30/2016	% Change
Net sales	$1,500	$1,443	4%
Net sales in the current period increased 4%. Volume increased 4% reflecting higher shipments in the Cleaning, Household and Lifestyle reportable segments. Net sales also included the benefit of price increases more than offset by unfavorable mix.

	Three Months Ended
	9/30/2017	9/30/2016	% Change
Gross profit	$673	$640	5%
Gross margin	44.9%	44.4%
Gross margin, defined as gross profit as a percentage of net sales, increased 50 basis points in the current period from 44.4% to 44.9%. The increase was primarily driven by cost savings and the benefit of price increases, partially offset by unfavorable commodity costs and higher manufacturing and logistics costs.

	Three Months Ended
				% of Net Sales
	9/30/2017	9/30/2016	% Change	9/30/2017	9/30/2016
Selling and administrative expenses	$204	$200	2%	13.6%	13.9%
Advertising costs	134	128	5	8.9	8.9
Research and development costs	32	31	3	2.1	2.1
Selling and administrative expenses remained essentially flat in the current period. Selling and administrative expenses, as a percentage of net sales, decreased by 30 basis points.
Advertising costs, as a percentage of net sales, remained flat in the current period. The Company’s U.S. retail advertising spend was approximately 10% of net sales in the current period and the prior period.
Research and development costs, as a percentage of net sales, remained flat in the current period. The Company continues to focus on product innovation and cost savings.
Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended
	9/30/2017	9/30/2016
Interest expense	$21	$22
Other (income) expense, net	3	(5)
Effective tax rate on earnings	31.3%	32.0%
Interest expense remained essentially flat in the current period.
Other (income) expense, net, was $3 in the current period and $(5) in the prior period.
The effective tax rate on earnings from continuing operations was 31.3% and 32.0% for the current and prior period, respectively. The decrease in the effective tax rate on earnings from continuing operations was primarily due to higher excess tax benefits from stock-based compensation in the current period.

Diluted net earnings per share

	Three Months Ended
	9/30/2017	9/30/2016	% Change
Diluted net earnings per share from continuing operations	$1.46	$1.36	7%
Diluted net earnings per share from continuing operations increased $0.10 or 7%, in the current period, primarily due to net sales growth and gross margin expansion.
DISCONTINUED OPERATIONS
Since the exit of Clorox Venezuela in the first quarter of fiscal year 2015, the Company has recognized $51 in after-tax exit costs and other related expenses within discontinued operations related to the exit of Clorox Venezuela. While the Company may continue to incur costs relating to this exit going forward, the Company does not expect these costs to be significant.
See Notes to the Condensed Consolidated Financial Statements for more information regarding discontinued operations of Clorox Venezuela.

SEGMENT RESULTS FROM CONTINUING OPERATIONS
The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:
Cleaning

	Three Months Ended
	9/30/2017	9/30/2016	% Change
Net sales	$559	$534	5%
Earnings from continuing operations before income taxes	172	164	5

Volume, net sales and earnings from continuing operations before income taxes all increased by 5% during the current period. Both volume growth and net sales growth were driven primarily by higher shipments in Home Care, mainly due to Clorox® disinfecting wipes from increased merchandising and the product launch of ScentivaTM branded wipes and sprays in January 2017. The increase in earnings from continuing operations before income taxes was due to net sales growth and cost savings, partially offset by higher manufacturing and logistics costs and unfavorable commodity costs.

Household

	Three Months Ended
	9/30/2017	9/30/2016	% Change
Net sales	$441	$422	5%
Earnings from continuing operations before income taxes	73	69	6

Volume, net sales and earnings from continuing operations before income taxes increased by 7%, 5% and 6%, respectively, during the current period. Both volume growth and net sales growth were driven by higher shipments in Cat Litter, primarily due to increased merchandising activity supporting product innovation and increased shipments in Glad® due to strength in premium trash bags. Volume outpaced net sales, primarily due to unfavorable mix. The increase in earnings from continuing operations before income taxes was mainly due to cost savings and net sales growth, partially offset by higher advertising costs.

Lifestyle

	Three Months Ended
	9/30/2017	9/30/2016	% Change
Net sales	$246	$236	4%
Earnings from continuing operations before income taxes	64	62	3

Volume, net sales and earnings from continuing operations before income taxes increased by 2%, 4% and 3%, respectively, during the current period. Both volume growth and net sales growth were primarily driven by higher shipments within Burt’s Bees Natural Personal Care business mainly due to the new product launch of face and eye cosmetics and increased shipments in lip care due to expanded club channel distribution. Volume and net sales growth were also driven by higher shipments of bottled salad dressings due to increased merchandising activity, partially offset by lower shipments in Brita® due to lower merchandising activity. Net sales outpaced volume due to favorable mix and lower trade promotion spending. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth.

International

	Three Months Ended
	9/30/2017	9/30/2016	% Change
Net sales	$254	$251	1%
Earnings from continuing operations before income taxes	23	27	(15)

Volume decreased by 2%, net sales increased by 1% and earnings from continuing operations before income taxes decreased by 15% during the current period. Volume decreased primarily due to lower shipments in Argentina. Net sales outpaced volume primarily due to the benefit of price increases, partially offset by unfavorable mix. The decrease in earnings from continuing operations before income taxes was primarily due to inflationary pressure on manufacturing, logistics and administrative costs and unfavorable commodity costs, partially offset by net sales growth and cost savings.

Argentina
The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 3% of the Company’s consolidated net sales for each of the three months ended September 30, 2017 and for the fiscal year ended June 30, 2017. The operating environment in Argentina continues to present business challenges, including continuing devaluation of Argentina’s currency and high inflation.
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
For the three months ended September 30, 2017 and for the year ended June 30, 2017, the value of the Argentine peso (ARS) declined 6% and 9%, respectively. As of September 30, 2017, using the exchange rate of 17.5 ARS per U.S. dollar (USD), Clorox Argentina had total assets of $70, including cash and cash equivalents of $8, net receivables of $20, inventories of $15, net property, plant and equipment of $20 and intangible assets excluding goodwill of $3. Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, further volatility and declines in the exchange rate are expected in the future, which, along with competition and changes in the retail and macro-economic environment, would have an additional adverse impact on Clorox Argentina’s net sales, net earnings, and net monetary asset position.
The Company is closely monitoring developments in Argentina and continues to take steps intended to mitigate the adverse conditions, but there can be no assurances that these actions will be able to mitigate these conditions as they may occur.
Corporate
Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, other investments and deferred taxes.

	Three Months Ended
	9/30/2017	9/30/2016	% Change
Losses from continuing operations before income taxes	$(53)	$(58)	(9)%

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current period is primarily driven by lower employee incentive compensation costs.

FINANCIAL POSITION AND LIQUIDITY
The following table summarizes cash activities from continuing operations:

	Three Months Ended
	9/30/2017	9/30/2016
Net cash provided by continuing operations	$257	$170
Net cash used for investing activities	(36)	(58)
Net cash used for financing activities	(176)	(104)

Operating Activities
The Company’s financial condition and liquidity remained strong as of September 30, 2017. Net cash provided by continuing operations was $257 in the current period, compared with $170 in the prior period. The year-over-year increase was primarily related to lower employee incentive compensation payments and higher earnings in the current period.
Investing Activities
Net cash used for investing activities was $36 in the current period, compared with $58 in the prior period. Capital expenditures were $49 in the current period, compared with $59 in the prior period. Capital spending as a percentage of net sales was approximately 3% and 4% in the three months ended September 30, 2017 and 2016, respectively. The year-over-year decrease was mainly due to cash proceeds from the sale of the Aplicare business and lower capital spending in the current period.
Financing Activities
Net cash used for financing activities was $176 in the current period, compared with $104 in the prior period. The change was primarily due to a decrease in short-term debt, partially offset by proceeds from the debt issuance and a reduction in treasury stock purchases in the current period.
Capital Resources and Liquidity
The Company believes it will have the funds necessary to meet its financing requirements and other fixed obligations as they become due based on its working capital requirements, anticipated ability to generate positive cash flows from operations in the future, investment-grade credit ratings, demonstrated access to long-term and short-term credit markets and current borrowing availability under credit agreements.
Credit Arrangements
On February 8, 2017, the Company entered into a new $1,100 revolving credit agreement (the Credit Agreement) that matures in February 2022. As of September 30, 2017, there were no borrowings under the Credit Agreement and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0 calculated as total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

The following table sets forth the calculation of the Interest Coverage ratio as of September 30, 2017, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

Twelve Months Ended
9/30/2017
Earnings from continuing operations	$716
Add back:
Interest expense	87
Income tax expense	332
Depreciation and amortization	162
Non-cash asset impairment charges	23
Deduct:
Interest income	(4)
Consolidated EBITDA	$1,316
Interest expense	$87
Interest Coverage ratio	15.1

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of September 30, 2017, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its revolving credit agreement, and currently expects that any drawing on the agreement will be fully funded.

As of September 30, 2017, the Company maintained $29 of foreign and other credit lines, of which $3 was outstanding and the remainder of $26 was available for borrowing.
Long-term borrowings
In September 2017, the Company issued $400 of senior notes with an annual fixed interest rate of 3.10%. The notes carry an effective interest rate of 3.13%, which includes the impact of amortizing debt issuance costs and the impact from the settlement of interest rate forward contracts (see Note 5). The notes rank equally with all of the Company's existing senior indebtedness.
Share repurchases and dividends
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of September 30, 2017, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to the amount or timing of repurchases. There were no share repurchases under the open-market purchase program during either of the three months ended September 30, 2017 and 2016.
Share repurchases under the Evergreen Program were as follows for the periods indicated:

	Three Months Ended
	9/30/2017		9/30/2016
	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Evergreen Program	$60	450	$113	883
Dividends per share and total dividends paid were as follows for the periods indicated:

	Three Months Ended
	9/30/2017	9/30/2016
Dividends per share declared	$0.84	$0.80
Total dividends paid	108	104

CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.
NON-GAAP FINANCIAL MEASURES
The non-GAAP financial measures included in this MD&A and the reasons management believes they are useful to investors are described below.  These measures should be considered supplemental in nature and are not intended to be a substitute for the related financial information prepared in accordance with U.S. GAAP.  In addition, these measures may not be the same as similarly named measures presented by other companies.
The Company uses the term Consolidated EBITDA, which is a financial measure that is not defined by accounting principles generally accepted in the United States of America, because it is a term used in its revolving credit agreement. As defined in the credit agreement, Consolidated EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization and non-cash asset impairment charges. Interest Coverage ratio is the ratio of Consolidated EBITDA to interest expense. The Company's management believes disclosure of Consolidated EBITDA provides useful information to investors because it is used in the primary restrictive covenant in the Company's credit agreement. For additional discussion of the Interest Coverage ratio, see “Financial Position and Liquidity - Financing Activities - Credit Arrangements” above.

Cautionary Statement
This Quarterly Report on Form 10-Q (the Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volume, sales, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:

•	intense competition in the Company’s markets;

•	volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities, and increases in energy, transportation or other costs;

•	the ability of the Company to drive sales growth, increase price and market share, grow its product categories and manage favorable product and geographic mix;

•	dependence on key customers and risks related to customer consolidation and ordering patterns;

•	the impact of increase in sales of consumer products through alternative retail channels;

•
risks related to reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;

•	lower revenue or increased costs resulting from government actions and regulations;

•	the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;

•	risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges related to, among others, intangible assets and goodwill;

•	worldwide, regional and local economic and financial market conditions;

•
risks related to international operations and international trade, including political instability; government-imposed price controls or other regulations; foreign currency exchange rate controls, including periodic changes in such controls, fluctuations and devaluations; changes in trade, tax or U.S. immigration policies, labor claims, labor unrest and inflationary pressures, particularly in Argentina; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; and the possibility of nationalization, expropriation of assets or other government action;

•	the ability of the Company to innovate and to develop and introduce commercially successful products;

•	the ability of the Company to implement and generate cost savings and efficiencies;

•	the success of the Company’s business strategies;

•	the Company’s ability to maintain its business reputation and the reputation of its brands;

•
risks related to the potential increase in the Company’s purchase price for P&G’s interest in the Glad® business and the impact from the decision on whether or not to extend the term of the related agreement with P&G;

•	supply disruptions and other risks inherent in reliance on a limited base of suppliers;

•	the impact of product liability claims, labor claims and other legal or tax proceedings, including in foreign jurisdictions;

•	the Company’s ability to attract and retain key personnel;

•
environmental matters, including costs associated with the remediation and monitoring of past contamination, and possible increases in costs resulting from actions by relevant regulators, and the handling and/or transportation of hazardous substances;

•	the impact of natural disasters, terrorism and other events beyond the Company’s control;

•	the Company’s ability to maximize, assert and defend its intellectual property rights;

•	any infringement or claimed infringement by the Company of third-party intellectual property rights;

•	the effect of the Company’s indebtedness and credit rating on its business operations and financial results;

•	the Company’s ability to pay and declare dividends or repurchase its stock in the future;

•	the Company’s ability to maintain an effective system of internal controls;

•	uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;

•	the accuracy of the Company’s estimates and assumptions on which its financial projections are based;

•	risks related to the Company’s discontinuation of operations in Venezuela; and

•	the impacts of potential stockholder activism.
The Company’s forward-looking statements in this Report are based on management’s current views and assumptions regarding future events and speak only as of the dates when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.
In this Report, unless the context requires otherwise, the terms “the Company,” “Clorox,” “we,” “us” and “our” refer to The Clorox Company and its subsidiaries.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2017. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
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
No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, and the information in “Cautionary Statement” included in this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2018.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2017	450,000	$132.53	450,000	(2)
August 1 to 31, 2017	—	—	—	(2)
September 1 to 30, 2017	—	—	—	(2)
Total	450,000	$132.53	450,000	(2)
____________________

(1)	Shares purchased in July 2017 were acquired pursuant to the Company's share repurchase program to offset the impact of share dilution related to share-based awards (the Evergreen program).

(2)
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of September 30, 2017, and the Evergreen Program, the purpose of which is to offset the anticipated impact of share dilution related to share-based awards and which has no authorization limit as to the amount or timing of repurchases.

Item 6. Exhibits
See Exhibit Index Below.
EXHIBIT INDEX
Exhibit No.

4.1
Sixth Supplemental Indenture, dated as of September 28, 2017, between the Company and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K, filed September 28, 2017, incorporated herein by reference).

10.1	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan.
10.2	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2017.
10.3	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 1, 2017	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller