Form 10-Q
period 2017-12-31
CLOROX CO /DE/
filed 2018-02-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017.

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

As of January 19, 2018, there were 129,403,990 shares outstanding of the registrant’s common stock ($1.00 – par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Net sales	$1,416	$1,406	$2,916	$2,849
Cost of products sold	807	777	1,634	1,580
Gross profit	609	629	1,282	1,269
Selling and administrative expenses	197	197	401	397
Advertising costs	140	128	274	256
Research and development costs	31	32	63	63
Interest expense	20	22	41	44
Other (income) expense, net	(6)	23	(3)	18
Earnings from continuing operations before income taxes	227	227	506	491
Income taxes on continuing operations	(6)	77	81	162
Earnings from continuing operations	233	150	425	329
Earnings (losses) from discontinued operations, net of tax	—	(1)	—	(1)
Net earnings	$233	$149	$425	$328
Net earnings (losses) per share
Basic
Continuing operations	$1.81	$1.16	$3.29	$2.55
Discontinued operations	—	—	—	(0.01)
Basic net earnings per share	$1.81	$1.16	$3.29	$2.54
Diluted
Continuing operations	$1.77	$1.14	$3.23	$2.51
Discontinued operations	—	—	—	(0.01)
Diluted net earnings per share	$1.77	$1.14	$3.23	$2.50
Weighted average shares outstanding (in thousands)
Basic	129,359	128,497	129,189	128,973
Diluted	131,655	130,775	131,559	131,406
Dividends per share declared	$0.84	$0.80	$1.68	$1.60
Comprehensive income	$233	$137	$444	$319

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share and per share data)

	12/31/2017	6/30/2017
ASSETS
Current assets
Cash and cash equivalents	$489	$418
Receivables, net	536	565
Inventories, net	494	459
Prepaid expenses and other current assets	161	72
Total current assets	1,680	1,514
Property, plant and equipment, net of accumulated depreciation and amortization of $2,031 and $2,001, respectively	935	931
Goodwill	1,202	1,196
Trademarks, net	655	654
Other intangible assets, net	65	68
Other assets	221	210
Total assets	$4,758	$4,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$495	$404
Current maturities of long-term debt	—	400
Accounts payable and accrued liabilities	885	1,005
Income taxes payable	—	—
Total current liabilities	1,380	1,809
Long-term debt	1,788	1,391
Other liabilities	791	770
Deferred income taxes	39	61
Total liabilities	3,998	4,031
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of December 31, 2017 and June 30, 2017; and 129,348,120 and 129,014,172 shares outstanding as of December 31, 2017 and June 30, 2017, respectively	159	159
Additional paid-in capital	941	928
Retained earnings	2,649	2,440
Treasury shares, at cost: 29,393,341 and 29,727,289 shares as of December 31, 2017 and June 30, 2017, respectively	(2,465)	(2,442)
Accumulated other comprehensive net (losses) income	(524)	(543)
Stockholders’ equity	760	542
Total liabilities and stockholders’ equity	$4,758	$4,573

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2017	12/31/2016
Operating activities:
Net earnings	$425	$328
Deduct: Losses from discontinued operations, net of tax	—	(1)
Earnings from continuing operations	425	329
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	81	82
Stock-based compensation	23	25
Deferred income taxes	(37)	(4)
Other	29	20
Changes in:
Receivables, net	31	57
Inventories, net	(40)	(63)
Prepaid expenses and other current assets	(6)	(13)
Accounts payable and accrued liabilities	(113)	(142)
Income taxes payable	(71)	(20)
Net cash provided by continuing operations	322	271
Net cash provided by discontinued operations	—	(1)
Net cash provided by operations	322	270
Investing activities:
Capital expenditures	(89)	(117)
Other	15	3
Net cash used for investing activities	(74)	(114)
Financing activities:
Notes and loans payable, net	88	233
Long-term debt borrowings, net of issuance costs	396	—
Long-term debt repayments	(400)	—
Treasury stock purchased	(70)	(183)
Cash dividends paid	(217)	(206)
Issuance of common stock for employee stock plans and other	26	17
Net cash used for financing activities	(177)	(139)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net increase in cash and cash equivalents	71	13
Cash and cash equivalents:
Beginning of period	418	401
End of period	$489	$414

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2017 and 2016, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires the presentation of the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line item(s) that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. Additionally, the new guidance limits the components that are eligible for capitalization in assets to only the service cost component. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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
There were no net sales for each of the three and six months ended December 31, 2017 and 2016, and losses from discontinued operations, net of tax were insignificant for these same periods.

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	12/31/2017	6/30/2017
Finished goods	$399	$363
Raw materials and packaging	115	119
Work in process	6	3
LIFO allowances	(26)	(26)
Total	$494	$459

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

As of December 31, 2017, the notional amount of commodity derivatives was $21, of which $11 related to jet fuel swaps used for the charcoal business and $10 related to soybean oil futures used for the food business. As of June 30, 2017, the notional amount of commodity derivatives was $26, of which $14 related to jet fuel swaps and $12 related to soybean oil futures.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $35 as of December 31, 2017, and $49 as of June 30, 2017.

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

As of December 31, 2017 and June 30, 2017, the Company had no outstanding interest rate forward contracts.

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

The effects of derivative instruments designated as hedging instruments on Other comprehensive income (loss) and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Commodity purchase derivative contracts	$1	$1	$3	$1
Foreign exchange derivative contracts	1	1	—	1
Interest rate derivative contracts	—	—	2	—
Total	$2	$2	$5	$2

	Gains (losses) reclassified from Accumulated other comprehensive net (losses) income and recognized in Net earnings
	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Commodity purchase derivative contracts	$—	$—	$—	$(1)
Foreign exchange derivative contracts	—	(2)	(1)	(3)
Interest rate derivative contracts	(2)	(1)	(4)	(3)
Total	$(2)	$(3)	$(5)	$(7)

The gains (losses) reclassified from Accumulated other comprehensive net (losses) income and recognized in Net earnings during the three and six months ended December 31, 2017 and 2016, for commodity purchase and foreign exchange contracts were included in Cost of products sold, and for interest rate contracts were included in Interest expense.

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (losses) income as of December 31, 2017, which is expected to be reclassified into Net earnings within the next twelve months is $(4). Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Net earnings. During the three and six months ended December 31, 2017 and 2016, hedge ineffectiveness was not significant.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments held as of December 31, 2017 and June 30, 2017, $0 and $1, respectively, contained such terms. As of December 31, 2017 and June 30, 2017, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2017 and June 30, 2017, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of December 31, 2017 and June 30, 2017, the Company maintained cash margin balances related to exchange-traded futures contracts of $0 and $1, respectively, which are classified as Prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

As of December 31, 2017 and June 30, 2017, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

			12/31/2017		6/30/2017
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market funds	Cash and cash equivalents (a)	1	$240	$240	$221	$221
Time deposits	Cash and cash equivalents (a)	2	149	149	115	115
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	2	2	1	1
Commodity purchase swaps contracts	Other assets	2	1	1	—	—
Trust assets for nonqualified deferred compensation plans	Other assets	1	84	84	72	72
			$476	$476	$409	$409
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$495	$495	$404	$404
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	—	—	1	1
Foreign exchange forward contracts	Accounts payable and accrued liabilities	2	1	1	1	1
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	1,788	1,843	1,791	1,855
			$2,284	$2,339	$2,197	$2,261
____________________

(a)
Cash and cash equivalents are composed of time deposits and other interest bearing investments including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.

(b)	Notes and loans payable is composed of U.S. commercial paper and/or other similar short-term debt issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.

(c)
Current maturities of long-term debt and Long-term debt are recorded at cost. The fair value of Long-term debt, including current maturities, was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

NOTE 5. DEBT

In September 2017, the Company issued $400 of senior notes with an annual fixed interest rate of 3.10% and a maturity date of October 1, 2027 under its existing shelf registration statement filed with the SEC. Interest on the notes is payable semi-annually in April and October. Additionally, the Company entered into, and subsequently terminated, interest rate forward contracts with a notional amount of $200 related to the issuance, which resulted in an insignificant gain to Accumulated other comprehensive net (losses) income. The notes carry an effective interest rate of 3.13%, which includes the impact of amortizing debt issuance costs and the gain on the interest rate forward contracts over the life of the notes. The notes rank equally with all of the Company's existing senior indebtedness.

The proceeds from the debt issuance were used to repay commercial paper in September 2017. In October 2017, the Company used commercial paper borrowings to repay its $400 senior notes with an annual fixed interest rate of 5.95%.

NOTE 6. OTHER LIABILITIES
Other liabilities consisted of the following:

	12/31/2017	6/30/2017
Venture agreement terminal obligation, net	$327	$317
Employee benefit obligations	307	298
Taxes	47	42
Other	110	113
Total	$791	$770
Venture Agreement
The Company has an agreement with The Procter & Gamble Company (P&G) for the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides research and development (R&D) support to the Glad® business. As of December 31, 2017 and June 30, 2017, P&G had a 20% interest in the venture. The Company pays a royalty to P&G for its interest in the profits, losses and cash flows, as contractually defined, of the Glad® business, which is included in Cost of products sold. In December 2017, the Company and P&G extended the term of the agreement and the related R&D support provided by P&G. The term will now expire in January 2026, unless the parties agree, on or prior to January 31, 2025, to further extend the term of the agreement for another seven years or agree to take some other relevant action. The agreement can be terminated under certain circumstances, including at P&G’s option upon a change in control of the Company or, at either party’s option, upon the sale of the Glad® business by the Company.

Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of December 31, 2017 and June 30, 2017, the estimated fair value of P&G’s interest was $630 and $458, respectively, of which $327 and $317, respectively, has been recognized and is reflected in Other liabilities as noted in the table above. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. Following termination, the Glad® business will retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.

NOTE 7. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was (3.1)% and 15.9% for the three and six months ended December 31, 2017, respectively, and 34.1% and 33.0% for the three and six months ended December 31, 2016, respectively. The decrease in the effective tax rate on earnings from continuing operations for the current three and six month periods was primarily due to the enactment of The Tax Cuts and Jobs Act (the Tax Act) during the quarter.

The Tax Act was signed into law by the President of the United States on December 22, 2017. The Tax Act makes significant changes to U.S. tax law, and includes a reduction of U.S. corporation statutory income tax rates from 35% to 21% effective January 1, 2018. Under the Tax Act, the Company is subject to an average federal statutory tax rate of 28.1% for its fiscal year ending June 30, 2018. The Company’s federal statutory tax rate will be 21.0% beginning in July 2018 for the fiscal year ending June 30, 2019. The Tax Act also includes, among other things, a one-time transition tax on accumulated foreign earnings and the adoption of a modified territorial approach to the taxation of future foreign earnings.

Under U.S. GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. As of December 31, 2017, the Company did not have adequate time to thoroughly obtain, prepare and analyze information necessary to finalize the accounting for the impacts of the Tax Act. Consequently, reasonable estimates of the impact of the Tax Act on the Company’s deferred tax balances and one-time transition tax have been reported as provisional, as defined in Staff Accounting Bulletin No. 118.

Based on the provisions of the Tax Act, the Company provisionally remeasured its net deferred tax liabilities to incorporate the future lower corporate tax rate resulting in a $33 reduction to net deferred tax liabilities. In addition, remeasurements specifically related to the reversal of deferred tax liabilities for U.S. tax on foreign unremitted earnings, related deferred foreign tax credits and related unrealized foreign exchange gains and losses, reduced the Company’s net deferred tax liability by a provisional amount of $27. These reductions in the net deferred tax liabilities were recognized as a benefit in the Company’s provision for income taxes in the three and six months ended December 31, 2017. The Company is continuing to analyze certain aspects of the Tax Act and is refining its calculations which could potentially affect the measurements of these balances or potentially give rise to new deferred tax amounts. The total provisional amounts related to the remeasurement of the Company’s deferred tax balances resulted in a $60 beneficial impact.

A provisional, one-time transition tax expense on accumulated foreign earnings, net of applicable foreign tax credits, of $7 was recognized in the Company’s provision for income taxes in the three and six months ended December 31, 2017. This amount may change as the Company continues to finalize the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets. This amount may also change as new guidance and clarifications are issued by the Internal Revenue Service. The Company anticipates that it will be able to utilize existing foreign tax credit carryforwards to fully offset its one-time transition tax liability.

The impact of the Tax Act in the three and six months ended December 31, 2017 also includes a provisional $28 benefit related to current year taxable income. Taken together, the beneficial impact of the Tax Act totaled $81 for the three and six months ended December 31, 2017 and was due to several provisional adjustments including net deferred tax liability reductions of $60, a beneficial current taxable income impact of $28 and a provisional one-time transition tax of $7.

NOTE 8. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Basic	129,359	128,497	129,189	128,973
Dilutive effect of stock options and other	2,296	2,278	2,370	2,433
Diluted	131,655	130,775	131,559	131,406

Antidilutive stock options and other	1,223	1,335	1,223	39

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available from share repurchases as of December 31, 2017, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases. There were no share repurchases under the open-market purchase program during either of the three and six months ended December 31, 2017 and 2016.

Share repurchases under the Evergreen Program were as follows during the three and six months ended December 31:

	Three Months Ended				Six Months Ended
	12/31/2017		12/31/2016		12/31/2017		12/31/2016
	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Evergreen Program	$3	26	$70	572	$63	476	$183	1,455

NOTE 9. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Earnings from continuing operations	$233	$150	$425	$329
Earnings (losses) from discontinued operations, net of tax	—	(1)	—	(1)
Net earnings	233	149	425	328
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	(17)	10	(18)
Net unrealized gains (losses) on derivatives	3	4	8	7
Pension and postretirement benefit adjustments	1	1	1	2
Total other comprehensive income (loss), net of tax	—	(12)	19	(9)
Comprehensive income	$233	$137	$444	$319
Changes in Accumulated other comprehensive net (losses) income by component were as follows for the six months ended December 31:

	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (losses) income
Balance as of June 30, 2016	$(353)	$(44)	$(173)	$(570)
Other comprehensive income (loss) before reclassifications	(20)	2	—	(18)
Amounts reclassified from Accumulated other comprehensive net losses	—	7	4	11
Income tax benefit (expense)	2	(2)	(2)	(2)
Net current period other comprehensive income (loss)	(18)	7	2	(9)
Balance as of December 31, 2016	$(371)	$(37)	$(171)	$(579)
Balance as of June 30, 2017	$(356)	$(37)	$(150)	$(543)
Other comprehensive income (loss) before reclassifications	13	5	—	18
Amounts reclassified from Accumulated other comprehensive net losses	—	5	3	8
Income tax benefit (expense)	(3)	(2)	(2)	(7)
Net current period other comprehensive income (loss)	10	8	1	19
Balance as of December 31, 2017	$(346)	$(29)	$(149)	$(524)
Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and six months ended December 31, 2017, Other comprehensive income (loss) on these loans totaled $(3) and $(4), respectively. For the three and six months ended December 31, 2016, Other comprehensive income (loss) on these loans totaled $(3). There were no amounts reclassified from Accumulated other comprehensive net (losses) income for the periods presented.

NOTE 10. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Service cost	$—	$—	$—	$—
Interest cost	5	6	11	11
Expected return on plan assets (1)	(4)	(5)	(9)	(10)
Amortization of unrecognized items	2	3	5	6
Total	$3	$4	$7	$7
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2018 net periodic benefit cost is 4.42%.
During the three and six months ended December 31, 2017, the Company made $2 and $4 in contributions to the domestic retirement income plans, respectively. For the three and six months ended December 31, 2016, the Company made $2 and $19 in contributions to the domestic retirement income plans, respectively.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of December 31, 2017 and June 30, 2017, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of December 31, 2017 and June 30, 2017, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017 the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company's former operations for which the Company is jointly and severally liable, accounted for $12 of the recorded liability, as of December 31, 2017 and June 30, 2017. This amount reflects the Company's agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company's estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any liabilities on the aforementioned guarantees as of December 31, 2017 and June 30, 2017.
As of December 31, 2017, the Company was a party to letters of credit of $9 primarily related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Cleaning	$472	$469	$1,031	$1,003
Household	410	421	851	843
Lifestyle	268	260	514	496
International	266	256	520	507
Corporate	—	—	—	—
Total	$1,416	$1,406	$2,916	$2,849

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Cleaning	$121	$104	$293	$268
Household	54	71	127	140
Lifestyle	69	77	133	139
International	23	28	46	55
Corporate	(40)	(53)	(93)	(111)
Total	$227	$227	$506	$491

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for each of the three and six months ended December 31, 2017 and 2016.
In August 2017, the Company sold the Aplicare business, previously reported in the Cleaning reportable segment. For the fiscal year ended June 30, 2017, the Aplicare business had net sales of $46 and insignificant net earnings excluding the $21 non-cash impairment charge recorded in December 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which was filed with the Securities and Exchange Commission (SEC) on August 15, 2017, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three- and six-month periods ended December 31, 2017 (the current period) to the three- and six-month period ended December 31, 2016 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS
Continuing operations

	Three Months Ended			Six Months Ended
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016	% Change
Net sales	$1,416	$1,406	1%	$2,916	$2,849	2%
Net sales in the current quarter increased 1%. Volume increased 1%, reflecting higher shipments in the Cleaning and Lifestyle reportable segments. Net sales also included the benefit of price increases offset by unfavorable mix.
Net sales in the current six-month period increased 2%. Volume increased 3%, reflecting higher shipments in the Cleaning, Household and Lifestyle reportable segments. Volume outpaced net sales due to unfavorable mix, partially offset by the benefit of price increases.

	Three Months Ended			Six Months Ended
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016	% Change
Gross profit	609	$629	(3)%	$1,282	$1,269	1%
Gross margin	43.0%	44.7%		44.0%	44.5%
Gross margin, defined as gross profit as a percentage of net sales, decreased 170 basis points in the current quarter from 44.7% to 43.0%. The decrease was primarily driven by higher manufacturing, logistics and commodity costs, partially offset by cost savings.
Gross margin decreased 50 basis points in the current six-month period from 44.5% to 44.0%. The decrease was primarily driven by higher manufacturing, logistics and commodity costs, partially offset by cost savings.

	Three Months Ended
				% of Net Sales
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016
Selling and administrative expenses	$197	$197	—%	13.9%	14.0%
Advertising costs	140	128	9	9.9	9.1
Research and development costs	31	32	(3)	2.2	2.3

	Six Months Ended
				% of Net Sales
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016
Selling and administrative expenses	$401	$397	1%	13.8%	13.9%
Advertising costs	274	256	7	9.4	9.0
Research and development costs	63	63	—	2.2	2.2
Selling and administrative expenses remained essentially flat in the current three- and six-month periods.
Advertising costs, as a percentage of net sales, increased 80 basis points in the current quarter and 40 basis points in the current six-month period, primarily due to increased investments to support innovation. The Company’s U.S. retail advertising spend as a percentage of net sales was 11% in the current quarter and 10% in the year-ago quarter.
Research and development costs remained essentially flat in the current three- and six-month periods. The Company continues to focus on product innovation and cost savings.

Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Interest expense	$20	$22	$41	$44
Other (income) expense, net	(6)	23	(3)	18
Effective tax rate on earnings	(3.1)%	34.1%	15.9%	33.0%
Interest expense remained essentially flat in the current three- and six-month periods.
Other (income) expense, net, was $(6) and $(3) in the current three- and six-month periods, respectively, and $23 and $18 in the prior three- and six-month periods, respectively. The change in the current three- and six-month periods was primarily driven by a $21 non-cash impairment charge related to certain assets of the Aplicare business and $9 projected environmental costs associated with the Company’s former operations at a site in Alameda County, California, both of which were recorded in December 2016.
The effective tax rate on earnings from continuing operations was (3.1)% and 15.9% for the current three- and six-month periods, respectively, and 34.1% and 33.0% for the prior three- and six-month periods, respectively. The decrease for the three- and six-month periods was primarily due to the passage of The Tax Cuts and Jobs Act (the Tax Act) during the current quarter (See Note 7 to the Condensed Consolidated Financial Statements). The major drivers contributing to the decrease in the effective tax rate from 34.1% in the prior three-month period to (3.1%) in the current three-month period were due to several provisional adjustments including a $60 benefit related to a reduction in the net deferred tax liability, a $28 benefit from the reduction in the statutory tax rate applied to current taxable income, partially offset by $7 for the one-time transition tax.
Diluted net earnings per share

	Three Months Ended			Six Months Ended
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016	% Change
Diluted net earnings per share from continuing operations	$1.77	$1.14	55%	$3.23	$2.51	29%
Diluted net earnings per share from continuing operations increased $0.63, or 55%, in the current quarter, primarily driven by a lower effective tax rate due to the passage of the Tax Act in December 2017 (See Note 7 to the Condensed Consolidated Financial Statements) and higher net sales, partially offset by lower gross margin.
Diluted net earnings per share from continuing operations increased $0.72, or 29%, in the current six-month period, primarily driven by a lower effective tax rate due to the passage of the Tax Act in December 2017 (See Note 7 to the Condensed Consolidated Financial Statements) and higher net sales, partially offset by lower gross margin.

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

SEGMENT RESULTS FROM CONTINUING OPERATIONS
The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:
Cleaning

	Three Months Ended			Six Months Ended
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016	% Change
Net sales	$472	$469	1%	$1,031	$1,003	3%
Earnings from continuing operations before income taxes	121	104	16	293	268	9

Volume, net sales and earnings from continuing operations before income taxes increased by 2%, 1% and 16%, respectively, in the current quarter. Both volume growth and net sales growth were driven primarily by higher shipments in Home Care, mainly due to continued strength in Clorox® disinfecting wipes in the club channel and the launch of Scentiva® branded products, partially offset by lower shipments in Professional Products, primarily due to the sale of the Aplicare business in August 2017. Volume outpaced net sales primarily due to unfavorable mix. The increase in earnings from continuing operations before income taxes in the current quarter was primarily due to the prior year $21 non-cash impairment charge for the Aplicare business. The increase also reflected cost savings and net sales growth, partially offset by higher manufacturing and logistics costs.
Volume, net sales and earnings from continuing operations before income taxes increased by 4%, 3% and 9%, respectively, in the current six-month period. Both volume growth and net sales growth were driven primarily by higher shipments in Home Care, mainly due to continued strength in Clorox® disinfecting wipes in the club channel and the launch of Scentiva® branded products, partially offset by lower shipments in Professional Products, primarily due to the sale of the Aplicare business in August 2017. Volume outpaced net sales primarily due to unfavorable mix. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth, the prior year $21 non-cash impairment charge for the Aplicare business and cost savings, partially offset by higher manufacturing, logistics and commodity costs.

Household

	Three Months Ended			Six Months Ended
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016	% Change
Net sales	$410	$421	(3)%	$851	$843	1%
Earnings from continuing operations before income taxes	54	71	(24)	127	140	(9)

Volume was flat, while net sales and earnings from continuing operations before income taxes decreased by 3% and 24%, respectively, in the current quarter. Volume reflected higher shipments of RenewLife® digestive health products, primarily due to growth in the e-commerce channel, offset by lower shipments of Glad®, Cat Litter and Charcoal products. Net sales decreased primarily due to a price decrease on a portion of the Glad® trash portfolio and unfavorable mix. The decrease in earnings from continuing operations before income taxes was mainly due to lower net sales and higher manufacturing and logistics costs, partially offset by cost savings.
Volume and net sales increased by 3% and 1%, respectively, while earnings from continuing operations before income taxes decreased by 9% in the current six-month period. Both volume growth and net sales growth were driven by higher shipments in Cat Litter, primarily due to increased merchandising activity supporting product innovation, higher shipments of RenewLife® digestive health products, primarily due to growth in the e-commerce channel, and increased shipments of Glad® due to strength in premium trash bags. Volume outpaced net sales, primarily due to unfavorable mix. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing, logistics and commodity costs, partially offset by cost savings.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016	% Change
Net sales	$268	$260	3%	$514	$496	4%
Earnings from continuing operations before income taxes	69	77	(10)	133	139	(4)
Volume and net sales each increased by 3%, while earnings from continuing operations before income taxes decreased by 10% in the current quarter. Both volume growth and net sales growth were primarily driven by higher shipments of Brita®, mainly pour through water-filtration products due to increased merchandising activity and innovation, and growth in the Burt’s Bees® Natural Personal Care business, mainly due to continued strength in lip care. The decrease in earnings from continuing operations before income taxes was primarily due to higher manufacturing and logistics costs and increased advertising costs to support innovation, partially offset by net sales growth.
Volume and net sales increased by 3% and 4%, respectively, while earnings from continuing operations before income taxes decreased by 4% in the current six-month period. Both volume growth and net sales growth were primarily driven by higher shipments of Burt’s Bees® Natural Personal Care products, mainly due to continued strength in lip care and the new product launch of face and eye cosmetics. Net sales outpaced volume primarily due to favorable mix. The decrease in earnings from continuing operations before income taxes was primarily due to higher manufacturing and logistics costs and increased advertising costs to support innovation, partially offset by net sales growth.

International

	Three Months Ended			Six Months Ended
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016	% Change
Net sales	$266	$256	4%	$520	$507	3%
Earnings from continuing operations before income taxes	23	28	(18)	46	55	(16)
Volume was flat, net sales increased by 4% and earnings from continuing operations before income taxes decreased by 18% in the current quarter. Volume reflected higher shipments in Canada offset by lower shipments in certain Asian and Latin American countries. Net sales outpaced volume primarily due to the benefit of price increases. The decrease in earnings from continuing operations before income taxes was primarily due to inflationary pressure on manufacturing, logistics and administrative costs, partially offset by net sales growth.
Volume decreased by 1%, net sales increased by 3% and earnings from continuing operations before income taxes decreased by 16% in the current six-month period. Volume decreased primarily due to lower shipments in certain Latin American and Asian countries, partially offset by higher shipments in Canada. Net sales outpaced volume primarily due to the benefit of price increases. The decrease in earnings from continuing operations before income taxes was primarily due to inflationary pressure on manufacturing, logistics and administrative costs and unfavorable commodity costs, partially offset by net sales growth and cost savings.

Argentina
The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 3% of the Company’s consolidated net sales for both the six months ended December 31, 2017 and for the fiscal year ended June 30, 2017. The operating environment in Argentina continues to present business challenges, including continuing devaluation of Argentina’s currency and high inflation.
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
For the six months ended December 31, 2017 and for the year ended June 30, 2017, the value of the Argentine peso (ARS) declined 14% and 9%, respectively. As of December 31, 2017, using the exchange rate of 19.18 ARS per U.S. dollar (USD), Clorox Argentina had total assets of $70, including cash and cash equivalents of $9, net receivables of $20, inventories of $14, net property, plant and equipment of $19 and intangible assets excluding goodwill of $3. Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, further volatility and declines in the exchange rate are expected in the future, which, along with competition and changes in the retail, labor and macro-economic environment, would have an additional adverse impact on Clorox Argentina’s net sales, net earnings, and net monetary asset position.
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

	Three Months Ended			Six Months Ended
	12/31/2017	12/31/2016	% Change	12/31/2017	12/31/2016	% Change
Losses from continuing operations before income taxes	$(40)	$(53)	(25)%	$(93)	$(111)	(16)%

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current quarter was primarily driven by a prior year increase in projected environmental costs associated with the Company's former operations at a site in Alameda County, California and lower employee incentive compensation costs.

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current six-month period was primarily driven by a prior year increase in projected environmental costs associated with the Company's former operations at a site in Alameda County, California and lower employee incentive compensation costs.

FINANCIAL POSITION AND LIQUIDITY
The following table summarizes cash activities from continuing operations:

	Six Months Ended
	12/31/2017	12/31/2016
Net cash provided by continuing operations	$322	$271
Net cash used for investing activities	(74)	(114)
Net cash used for financing activities	(177)	(139)

Operating Activities
The Company’s financial condition and liquidity remained strong as of December 31, 2017. Net cash provided by continuing operations was $322 in the current six-month period, compared with $271 in the prior six-month period. The year-over-year increase was primarily related to lower employee incentive compensation payments.
Investing Activities
Net cash used for investing activities was $74 in the current six-month period, compared with $114 in the prior six-month period. Capital expenditures were $89 in the current six-month period, compared with $117 in the prior six-month period. Capital spending as a percentage of net sales was approximately 3% and 4% in the six months ended December 31, 2017 and 2016, respectively. The year-over-year decrease was mainly due to cash proceeds from the sale of the Aplicare business in August 2017 and lower capital spending in the current six-month period.
Financing Activities
Net cash used for financing activities was $177 in the current six-month period, compared with $139 in the prior six-month period. The increase was primarily due to lower funding from notes and loans payable, partially offset by a decrease in treasury stock purchases in the current period.
Capital Resources and Liquidity
The Company believes it will have the funds necessary to meet its financing requirements and other fixed obligations as they become due based on its working capital requirements, anticipated ability to generate positive cash flows from operations in the future, investment-grade credit ratings, demonstrated access to long-term and short-term credit markets and current borrowing availability under credit agreements. Additionally, the Company does not believe the one-time transition tax associated with the Tax Act will have any significant liquidity implications since the Company anticipates utilizing existing foreign tax credit carryforwards to fully offset its one-time transition tax liability.
Credit Arrangements
As of December 31, 2017, the Company maintained a $1,100 revolving credit agreement (the Credit Agreement) that matures in February 2022. As of December 31, 2017, there were no borrowings under the Credit Agreement and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0 calculated as total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

The following table sets forth the calculation of the Interest Coverage ratio as of December 31, 2017, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

Twelve Months Ended
12/31/2017
Earnings from continuing operations	$799
Add back:
Interest expense	85
Income tax expense	249
Depreciation and amortization	162
Non-cash asset impairment charges	1
Deduct:
Interest income	(5)
Consolidated EBITDA	$1,291
Interest expense	$85
Interest Coverage ratio	15.2

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2017, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its Credit Agreement, and currently expects that any drawing on the agreement will be fully funded.

As of December 31, 2017, the Company maintained $29 of foreign and other credit lines, of which $3 was outstanding and the remainder of $26 was available for borrowing.
Long-term borrowings
In October 2017, $400 of the Company's senior notes with an annual fixed interest rate of 5.95% became due and were repaid using commercial paper borrowings.
In September 2017, the Company issued $400 of senior notes with an annual fixed interest rate of 3.10%. The notes carry an effective interest rate of 3.13%, which includes the impact of amortizing debt issuance costs and the impact from the settlement of interest rate forward contracts (see Note 5 to the Condensed Consolidated Financial Statements). The notes rank equally with all of the Company's existing senior indebtedness.
Share repurchases and dividends
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of December 31, 2017, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to the amount or timing of repurchases. There were no share repurchases under the open-market purchase program during either of the six months ended December 31, 2017 and 2016.
Share repurchases under the Evergreen Program were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	12/31/2017		12/31/2016		12/31/2017		12/31/2016
	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Evergreen Program	$3	26	$70	572	$63	476	$183	1,455

Dividends per share and total dividends paid were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Dividends per share declared	$0.84	$0.80	$1.68	$1.60
Total dividends paid	$109	102	217	206

Venture Agreement
The Company has a venture agreement with The Procter & Gamble Company (P&G) for the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides research and development (R&D) support to the Glad® business. As of December 31, 2017 and June 30, 2017, P&G had a 20% interest in the venture. In December 2017, the Company and P&G extended the term of the agreement and the related R&D support provided by P&G. The term will now expire in January 2026, unless the parties agree, on or prior to January 31, 2025, to further extend the term of the agreement for another seven years or agree to take some other relevant action. Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures.

As of December 31, 2017 and June 30, 2017, the estimated fair value of P&G’s interest was $630 and $458, respectively, of which $327 and $317, respectively, has been recognized and is reflected in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. Of the $172 increase in the estimated fair value of P&G’s interest since June 30, 2017, more than half was driven by a lower effective tax rate as a result of the recent passage of the Tax Act with the majority of the remaining change due to the extension of the agreement and the related R&D support provided by P&G. Income taxes are a key estimate in the income approach and are also inherent to the determination of the discount rate. The tax rates that were used for the calculation of the estimated fair value of P&G’s interest are based on the Company’s current assessment, estimates and interpretation of the Tax Act. These rates could be materially different based upon the Company’s actual results for future periods, the Company's further analysis of the Tax Act, any additional Congressional, administrative and Financial Accounting Standards Board (FASB) actions or guidance related to the Tax Act and any actions the Company takes as a result of the Tax Act. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement.

CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The most critical accounting policies and estimates are those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. As of December 31, 2017, there have been no significant changes to the Company’s critical accounting policies and estimates since the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, except as noted below.
Venture Agreement Terminal Obligation
The Company has a venture agreement with P&G for the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides R&D support to the Glad® business.  As of December 31, 2017 and June 30, 2017, P&G had a 20% interest in the venture. In December 2017, the Company and P&G extended the term of the agreement and the related R&D support provided by P&G. The term will now expire in January 2026, unless the parties agree, on or prior to January 31, 2025, to further extend the term of the agreement for another seven years or agree to take some other relevant action. Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. The Company’s obligation to purchase P&G’s interest is reflected in Other Liabilities (See Notes to Condensed Consolidated Financial Statements). The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement.

The estimated fair value of P&G’s interest may increase or decrease up until any such purchase by the Company of P&G’s interest. The Company uses the income approach to estimate the fair value of P&G’s interest. Under this approach, the Company estimates the future cash flows and discounts these cash flows at a rate of return that reflects its risk. The cash flows used are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced and the long-term business strategy. The other key assumptions and estimates used include, but are not limited to, future volumes, net sales and expense growth rates, commodity prices, changes in working capital, capital expenditures, foreign exchange rates, tax rates, discount rates, inflation and perpetuity growth rates. Changes in the judgments, assumptions and estimates used could result in significantly different estimates of fair value. For perspective, if the discount rate as of December 31, 2017 were to increase or decrease by 100 basis points, the estimated fair value of P&G’s interest would decrease by approximately $60 or increase by approximately $80, respectively. Additionally, if the tax rate as of December 31, 2017 were to increase or decrease by 100 basis points, the estimated fair value of P&G’s interest would change by approximately $8. Such changes would affect the amount of future charges to Cost of products sold.

Income Taxes
The Company’s effective tax rate is based on income by tax jurisdiction, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect the utilization of a deferred tax asset, statutory carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Valuation allowances maintained by the Company relate mostly to deferred tax assets arising from the Company’s currently anticipated inability to use net operating losses in certain foreign countries. As of December 31, 2017 and June 30, 2017, valuation allowances related to realization of deferred tax assets were approximately $41 and $40, respectively.

In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted in the period when new information becomes available or when positions are effectively settled. As of December 31, 2017 and June 30, 2017, the liabilities recorded for uncertain tax positions, excluding associated interest and penalties, were approximately $43 and $40, respectively.
It is the Company’s understanding that foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested. The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination on a quarterly basis. A change to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances. Changes in the Company’s determination would likely require an adjustment to the income tax provision in the quarter in which the determination is made. United States income taxes have been provided on foreign earnings in accordance with the one-time transition tax of the Tax Act without regard to the indefinite reinvestment status of foreign earnings.

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
The Company uses the term Consolidated EBITDA, which is a financial measure that is not defined by accounting principles generally accepted in the United States of America, because it is a term used in its Credit Agreement. As defined in the Credit Agreement, Consolidated EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization and non-cash asset impairment charges. Interest Coverage ratio is the ratio of Consolidated EBITDA to interest expense. The Company's management believes disclosure of Consolidated EBITDA provides useful information to investors because it is used in the primary restrictive covenant in the Company's Credit Agreement. For additional discussion of the Interest Coverage ratio, see “Financial Position and Liquidity - Financing Activities - Credit Arrangements” above.

Cautionary Statement
This Quarterly Report on Form 10-Q (the Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volume, sales, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as updated from time to time in the Company’s Securities and Exchange Commission filings, including this Report. These factors include, but are not limited to:

•	intense competition in the Company’s markets;

•	volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities, and increases in energy, transportation or other costs;

•	the ability of the Company to drive sales growth, increase prices and market share, grow its product categories and manage favorable product and geographic mix;

•	dependence on key customers and risks related to customer consolidation and ordering patterns;

•	the impact of increases in sales of consumer products through alternative retail channels;

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

•
risks related to the effects of the Tax Cuts and Jobs Act (Tax Act) on the Company as the Company continues to assess and analyze such effects as well as its current interpretation, assumptions and expectations relating to the Tax Act, and the possibility that the final impact of the Tax Act on the Company may be materially different from the Company’s current estimates based on the Company’s actual results for future periods, the Company’s further assessment and analysis of the Tax Act, any additional Congressional administrative and FASB actions, or other guidance related to the Tax Act and any actions that the Company may take as a result of the Tax Act;

•
risks related to additional increases in the estimated fair value of P&G's interest in the Glad® business, such as the significant increase over the first half of fiscal year 2018 primarily due to the recent Tax Act and the recent extension of the venture agreement with, and the related R&D support provided by, P&G;

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
No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as modified by the following additional and revised risk factors, and the information in “Cautionary Statement” included in this Report.
The effects of the Tax Cuts and Jobs Act on our business and our company have not yet been fully analyzed and the final impacts could be materially different from our current estimates.
On December 22, 2017, H.R. 1, also known as the “Tax Cuts and Jobs Act” (the Tax Act), was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate to 21% from 35%, one time taxation of accumulated foreign earnings regardless of whether they are repatriated, limitations on the deduction for interest expense, immediate tax deductions for five years for new investments instead of deductions for depreciation expense over time, disallowance of deductions for certain-performance based compensation, elimination of the deduction for certain domestic production activities and a migration from a “worldwide” system of taxation to a modified territorial system. Although we continue to assess and analyze the full effects of the Tax Act on our business and our company, we expect the Tax Act, as a whole, will reduce our effective tax rate in future periods, in addition to our second fiscal quarter. In addition, although we expect a positive impact to our cash flows from the Tax Act, such impact will be realized in future periods as we realize the benefit from the lower effective tax rates.
Given the close proximity of the Tax Act’s enactment date to the end of our fiscal second quarter reporting period, we continue to assess and analyze the accounting for the impacts of the Tax Act. Moreover, the process of adopting extensive tax legislation in a short amount of time may have led to drafting errors, issues needing clarification and unintended consequences that Congress may decide to review in subsequent tax legislation. In addition, interpretation of many provisions of the Tax Act are still unclear.  At this point, it is not clear when, or whether, Congress may address any of these issues or when the Internal Revenue Service may be able to issue administrative guidance on the changes made in the Tax Act. In addition, the FASB recently provided guidance intended to clarify the accounting for certain aspects of the Tax Act. Furthermore, foreign countries may decide to enact tax laws that may negatively affect our foreign tax liabilities in retaliation for any real or perceived negative effects of the Tax Act on their countries that they deem unfair or for other reasons and/or states or local government may decide to enact tax laws that may increase tax liabilities for companies doing business in such jurisdictions as they see opportunities to increase state and local corporate taxes after the federal corporate tax rate was reduced by the Tax Act.
We continue to assess and analyze the impact of the Tax Act on our business and our company. Accordingly, some of the income tax effects reflected in our unaudited Condensed Consolidated Financial Statements are provisional amounts. For example, provisional amounts are reported for our revaluation of net deferred tax liabilities and for our one-time transition tax on accumulated foreign earnings. In addition, certain underlying income tax effects embedded within the valuations of certain balance sheet items, including the liability related to our obligation to purchase The Procter & Gamble Company’s (“P&G’s”) 20% interest in our Glad® business upon the termination of our venture agreement with P&G, may be subject to change as we finalize the provisional elements in our assessment of the Tax Act. The estimated impacts of the Tax Act, including with respect to our revaluation of net deferred tax liabilities, assessment of our deferred taxes related to foreign unremitted earnings, estimate of our effective tax rates for future periods and valuation of our potential obligation to purchase P&G’s interest in our Glad® business, are based on management’s current assessment and estimates and could be materially different based on our actual results for future periods, our further analysis of the Tax Act, any additional Congressional, administrative and FASB actions or guidance related to the Tax Act and any actions that we may take as a result of the Tax Act. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Condensed Consolidated Financial Statements (Unaudited).
Increases in the estimated fair value of P&G’s interest in the Company’s Glad® business, such as the significant increase over the first half of this fiscal year primarily due to the recent enactment of the Tax Act and the recent extension of the venture agreement with, and the related R&D support provided by, P&G, increase the value of the Company’s obligation to purchase P&G’s interest in the Glad® business upon the termination of the venture agreement and may, in the future, adversely affect the Company’s net earnings and cash flow.
In January 2003, the Company entered into a venture agreement with P&G related to the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides research and development support to the Glad® business. The agreement with P&G was extended in December 2017 and the agreement will now expire in January 2026 unless the parties agree to further extend the term. The agreement requires the Company to purchase P&G’s 20% interest at the expiration of its term for cash at fair value as established by predetermined valuation procedures. As of December 31, 2017 and June 30, 2017, the estimated fair value of P&G’s interest was $630 million and $458 million, respectively, of which $327 million and

$317 million, respectively, has been recognized by the Company and is reflected in Other liabilities in the Company’s Condensed Consolidated Balance Sheet (Unaudited). The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. The estimated fair value of P&G's interest, which has increased significantly over the past several years, increased by $172 million from June 30, 2017 to December 31, 2017, primarily as a result of the recent enactment of the Tax Act and the recent extension of the venture agreement with, and the related R&D support provided by, P&G, and may continue to change up until any such purchase by the Company of P&G’s interest. The key assumptions and estimates used to arrive at the estimated fair value include, but are not limited to, tax rates, the rate at which future cash flows are discounted (discount rate), commodity prices, future volume estimates, net sales and expense growth rates, changes in working capital, capital expenditures, foreign exchange rates, inflation and perpetuity growth rates. Any changes in such assumptions or estimates could significantly affect such estimated fair value and, accordingly, the value of the Company’s repurchase obligation and may adversely affect the Company’s net earnings up until any such purchase and cash flow at the time of any such purchase. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the Condensed Consolidated Financial Statements (Unaudited).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2018.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2017	—	$—	—	(2)
November 1 to 30, 2017	25,534	127.99	25,534	(2)
December 1 to 31, 2017	—	—	—	(2)
Total	25,534	$127.99	25,534	(2)
____________________

(1)	Shares purchased in November 2017 were acquired pursuant to the Company’s share repurchase program to offset the impact of share dilution related to share-based awards (the Evergreen program).

(2)
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of December 31, 2017, and the Evergreen Program, the purpose of which is to offset the anticipated impact of share dilution related to share-based awards and which has no authorization limit as to the amount or timing of repurchases.

Item 6. Exhibits
See Exhibit Index Below.
EXHIBIT INDEX
Exhibit No.

10.1
First Extension and Amendment of the Amended and Restated Joint Venture Agreement, dated as of December 20, 2017, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.

10.2
Amendment No. 1 to the Amended and Restated Joint Venture Agreement, dated as of October 15, 2010, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2017, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 2, 2018	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller