Form 10-Q
period 2018-03-31
CLOROX CO /DE/
filed 2018-05-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

As of April 18, 2018, there were 129,507,979 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Net sales	$1,517	$1,477	$4,433	$4,326
Cost of products sold	868	827	2,502	2,407
Gross profit	649	650	1,931	1,919
Selling and administrative expenses	208	201	609	598
Advertising costs	150	161	424	417
Research and development costs	32	35	95	98
Interest expense	20	22	61	66
Other (income) expense, net	(3)	(16)	(6)	2
Earnings from continuing operations before income taxes	242	247	748	738
Income taxes on continuing operations	61	75	142	237
Earnings from continuing operations	181	172	606	501
Earnings (losses) from discontinued operations, net of tax	—	—	—	(1)
Net earnings	$181	$172	$606	$500
Net earnings (losses) per share
Basic
Continuing operations	$1.39	$1.34	$4.69	$3.89
Discontinued operations	—	—	—	(0.01)
Basic net earnings per share	$1.39	$1.34	$4.69	$3.88
Diluted
Continuing operations	$1.37	$1.31	$4.60	$3.82
Discontinued operations	—	—	—	(0.01)
Diluted net earnings per share	$1.37	$1.31	$4.60	$3.81
Weighted average shares outstanding (in thousands)
Basic	129,694	128,752	129,357	128,899
Diluted	131,900	131,362	131,703	131,399
Dividends per share declared	$0.96	$0.80	$2.64	$2.40
Comprehensive income	$180	$186	$624	$505

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except share and per share data)

	3/31/2018	6/30/2017
ASSETS
Current assets
Cash and cash equivalents	$1,174	$418
Receivables, net	595	565
Inventories, net	508	459
Prepaid expenses and other current assets	96	72
Total current assets	2,373	1,514
Property, plant and equipment, net of accumulated depreciation and amortization of $2,055 and $2,001, respectively	933	931
Goodwill	1,200	1,196
Trademarks, net	655	654
Other intangible assets, net	63	68
Other assets	220	210
Total assets	$5,444	$4,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$1,066	$404
Current maturities of long-term debt	—	400
Accounts payable and accrued liabilities	947	1,005
Income taxes payable	—	—
Total current liabilities	2,013	1,809
Long-term debt	1,789	1,391
Other liabilities	778	770
Deferred income taxes	27	61
Total liabilities	4,607	4,031
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of March 31, 2018 and June 30, 2017; and 129,489,382 and 129,014,172 shares outstanding as of March 31, 2018 and June 30, 2017, respectively	159	159
Additional paid-in capital	956	928
Retained earnings	2,704	2,440
Treasury shares, at cost: 29,252,079 and 29,727,289 shares as of March 31, 2018 and June 30, 2017, respectively	(2,457)	(2,442)
Accumulated other comprehensive net (losses) income	(525)	(543)
Stockholders’ equity	837	542
Total liabilities and stockholders’ equity	$5,444	$4,573

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2018	3/31/2017
Operating activities:
Net earnings	$606	$500
Deduct: Losses from discontinued operations, net of tax	—	(1)
Earnings from continuing operations	606	501
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	121	121
Stock-based compensation	37	38
Deferred income taxes	(43)	(38)
Other	23	17
Changes in:
Receivables, net	(29)	2
Inventories, net	(58)	(70)
Prepaid expenses and other current assets	(3)	(14)
Accounts payable and accrued liabilities	(64)	(75)
Income taxes payable	(16)	1
Net cash provided by (used for) continuing operations	574	483
Net cash provided by (used for) discontinued operations	—	(1)
Net cash provided by (used for) operations	574	482
Investing activities:
Capital expenditures	(126)	(161)
Other	14	25
Net cash provided by (used for) investing activities	(112)	(136)
Financing activities:
Notes and loans payable, net	657	123
Long-term debt borrowings, net of issuance costs	396	—
Long-term debt repayments	(400)	—
Treasury stock purchased	(70)	(183)
Cash dividends paid	(326)	(309)
Issuance of common stock for employee stock plans and other	35	55
Net cash provided by (used for) financing activities	292	(314)
Effect of exchange rate changes on cash and cash equivalents	2	(2)
Net increase in cash and cash equivalents	756	30
Cash and cash equivalents:
Beginning of period	418	401
End of period	$1,174	$431

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2018 and 2017, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2017, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Recently Issued Accounting Standards

Recently Issued Accounting Standards not yet adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which amends its guidance to allow a reclassification from Accumulated Other Comprehensive Income to Retained Earnings for the stranded income tax effects resulting from The Tax Cuts and Jobs Act (the Tax Act). The amendments are effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will potentially have on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the hedge accounting recognition and presentation requirements to better align an entity’s risk management activities with its financial reporting. This standard also simplifies the application of hedge accounting in certain situations. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

Recently Adopted Accounting Standards

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which amends its guidance to address the initial accounting for the income tax effects of the Tax Act, which was enacted on December 22, 2017 (enactment date). This new guidance allows reasonable estimates of income tax effects to be reported as provisional amounts during the measurement period, which is one year from the enactment date, when the necessary information is not available, prepared, or analyzed in sufficient detail to complete the accounting. The amendments also added specific disclosure requirements. The Company has adopted this new guidance. The Company recorded $81 of provisional benefits in the second quarter of fiscal year 2018. Refer to Note 7 to the Condensed Consolidated Financial Statements for more information.

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

NOTE 2. DISCONTINUED OPERATIONS (Continued)

With this exit, the financial results of Clorox Venezuela are reflected as discontinued operations in the Company’s condensed consolidated financial statements for all periods presented. The results of Clorox Venezuela had historically been part of the International reportable segment.
There were no net sales for each of the three and nine months ended March 31, 2018 and 2017, and losses from discontinued operations, net of tax were insignificant for these same periods.

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	3/31/2018	6/30/2017
Finished goods	$415	$363
Raw materials and packaging	114	119
Work in process	5	3
LIFO allowances	(26)	(26)
Total	$508	$459

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

As of March 31, 2018, the notional amount of commodity derivatives was $21, of which $10 related to jet fuel swaps used for the charcoal business and $11 related to soybean oil futures used for the food business. As of June 30, 2017, the notional amount of commodity derivatives was $26, of which $14 related to jet fuel swaps and $12 related to soybean oil futures.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $34 as of March 31, 2018, and $49 as of June 30, 2017.

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

As of March 31, 2018 and June 30, 2017, the Company had no outstanding interest rate forward contracts.

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

The effects of derivative instruments designated as hedging instruments on Other comprehensive income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Commodity purchase derivative contracts	$—	$(3)	$3	$(2)
Foreign exchange derivative contracts	1	(1)	1	—
Interest rate derivative contracts	—	—	2	—
Total	$1	$(4)	$6	$(2)

	Gains (losses) reclassified from Accumulated other comprehensive net (losses) income and recognized in Net earnings
	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Commodity purchase derivative contracts	$—	$—	$—	$(1)
Foreign exchange derivative contracts	—	—	(1)	(3)
Interest rate derivative contracts	(1)	(2)	(5)	(5)
Total	$(1)	$(2)	$(6)	$(9)

The gains (losses) reclassified from Accumulated other comprehensive net (losses) income and recognized in Net earnings during the three and nine months ended March 31, 2018 and 2017, for commodity purchase and foreign exchange contracts were included in Cost of products sold, and for interest rate contracts were included in Interest expense.

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (losses) income as of March 31, 2018, which is expected to be reclassified into Net earnings within the next twelve months is $(4). Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Net earnings. During the three and nine months ended March 31, 2018 and 2017, hedge ineffectiveness was not significant.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of March 31, 2018 and June 30, 2017, $0 and $1, respectively, contained such terms. As of March 31, 2018 and June 30, 2017, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2018 and June 30, 2017, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of March 31, 2018 and June 30, 2017, the Company maintained cash margin balances related to exchange-traded futures contracts of $1, which are classified as Prepaid expenses and other current assets in the condensed consolidated balance sheets.

Trust Assets

The Company has held interests in mutual funds and cash equivalents as part of trust assets related to its nonqualified deferred compensation plans. The participants in the nonqualified deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts, which hold the marketable securities. The trusts represent variable interest entities for which the Company is considered the primary beneficiary, and, therefore, trust assets are consolidated and included in Other assets in the condensed consolidated balance sheets. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments.

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

As of March 31, 2018 and June 30, 2017, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

			3/31/2018		6/30/2017
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market funds	Cash and cash equivalents (a)	1	$891	$891	$221	$221
Time deposits	Cash and cash equivalents (a)	2	182	182	115	115
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	2	2	1	1
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	—	—
Trust assets for nonqualified deferred compensation plans	Other assets	1	84	84	72	72
			$1,160	$1,160	$409	$409
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$1,066	$1,066	$404	$404
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	—	—	1	1
Foreign exchange forward contracts	Accounts payable and accrued liabilities	2	—	—	1	1
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	1,789	1,797	1,791	1,855
			$2,855	$2,863	$2,197	$2,261
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

NOTE 5. DEBT

In September 2017, the Company issued $400 of senior notes with an annual fixed interest rate of 3.10% and a maturity date of October 1, 2027. Interest on the notes is payable semi-annually in April and October. The notes carry an effective interest rate of 3.13%, which includes the impact of amortizing debt issuance costs and the gain on the interest rate forward contracts over the life of the notes. The notes rank equally with all of the Company's existing senior indebtedness. Additionally, the Company entered into, and subsequently terminated, interest rate forward contracts with a notional amount of $200 related to the issuance, which resulted in an insignificant gain to Accumulated other comprehensive net (losses) income.

The proceeds from the debt issuance were used to repay commercial paper in September 2017. In October 2017, the Company used commercial paper borrowings to repay its $400 senior notes with an annual fixed interest rate of 5.95%.

On March 26, 2018, the Company entered into a $250 revolving credit agreement that matures in March 2019. The Company also maintains a $1,100 revolving credit agreement that matures in February 2022. There were no borrowings under these credit agreements as of March 31, 2018 and the Company believes that borrowings under these credit agreements are and will continue to be available for general corporate purposes. The credit agreements include certain restrictive covenants and limitations, with which the Company was in compliance as of March 31, 2018.

NOTE 6. OTHER LIABILITIES
Other liabilities consisted of the following as of:

	3/31/2018	6/30/2017
Venture agreement terminal obligation, net	$334	$317
Employee benefit obligations	292	298
Taxes	48	42
Other	104	113
Total	$778	$770
Venture Agreement
The Company has an agreement with The Procter & Gamble Company (P&G) for the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides research and development (R&D) support to the Glad® business. As of March 31, 2018 and June 30, 2017, P&G had a 20% interest in the venture. The Company pays a royalty to P&G for its interest in the profits, losses and cash flows, as contractually defined, of the Glad® business, which is included in Cost of products sold. In December 2017, the Company and P&G extended the term of the agreement and the related R&D support provided by P&G. The term will now expire in January 2026, unless the parties agree, on or prior to January 31, 2025, to further extend the term of the agreement for another seven years or agree to take some other relevant action. The agreement can be terminated under certain circumstances, including at P&G’s option upon a change in control of the Company or, at either party’s option, upon the sale of the Glad® business by the Company.

Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of March 31, 2018 and June 30, 2017, the estimated fair value of P&G’s interest was $630 and $458, respectively, of which $334 and $317, respectively, has been recognized and is reflected in Other liabilities, as noted in the table above. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. Following termination, the Glad® business will retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.

NOTE 7. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 25.5% and 19.0% for the three and nine months ended March 31, 2018, respectively, and 30.2% and 32.1% for the three and nine months ended March 31, 2017, respectively. The decrease in the effective tax rate on earnings from continuing operations for the current three- and nine-month periods was primarily due to the enactment of the Tax Act during the second quarter of fiscal year 2018 (the period of the Tax Act's enactment).

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

Under U.S. GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. As of March 31, 2018, the Company continued to obtain, prepare and analyze information necessary to finalize the accounting for the impacts of the Tax Act. Consequently, reasonable estimates of the impacts of the Tax Act on the Company’s deferred tax balances and one-time transition tax have been reported as provisional, as defined in Staff Accounting Bulletin No. 118.

Based on the provisions of the Tax Act, the Company provisionally remeasured its net deferred tax liabilities to incorporate the future lower corporate tax rate resulting in a $33 reduction to net deferred tax liabilities in the period of the Tax Act's enactment. In addition, remeasurements specifically related to the reversal of deferred tax liabilities for U.S. tax on foreign unremitted earnings, related deferred foreign tax credits and related unrealized foreign exchange gains and losses, reduced the Company’s net deferred tax liability by a provisional amount of $27. These reductions in the net deferred tax liabilities were recognized as a benefit in the Company’s provision for income taxes. The Company is continuing to analyze certain aspects of the Tax Act and is refining its calculations which could potentially affect the measurements of these balances or potentially give rise to new deferred tax amounts. The total provisional amounts related to the remeasurement of the Company’s deferred tax balances resulted in a $60 beneficial impact in the period of the Tax Act's enactment.

A provisional, one-time transition tax expense on accumulated foreign earnings, net of applicable foreign tax credits, of $7 was recognized in the Company’s provision for income taxes in the period of the Tax Act's enactment. This amount may change as the Company continues to finalize the calculation of post-1986 foreign earnings and profits previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets. This amount may also change as new guidance and clarifications are issued by the Internal Revenue Service. The Company anticipates that it will be able to utilize existing foreign tax credit carryforwards to fully offset its one-time transition tax liability.

The impact recognized in the period of the Tax Act's enactment also included a provisional $28 benefit related to current year taxable income. Taken together, total benefits of $81 were recorded in the period of the Tax Act's enactment and were due to several provisional adjustments including net deferred tax liability reductions of $60, a beneficial current taxable income impact of $28 and a provisional one-time transition tax of $7. Measurement adjustments to the provisional amounts were not significant for the third quarter of fiscal year 2018.

Per U.S. GAAP, foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested. The Company regularly reviews and assesses whether there are any changes to its indefinite reinvestment assertion. Through the second quarter of fiscal year 2018, the Company had determined that the undistributed earnings of a number of its foreign subsidiaries were indefinitely reinvested. In the third quarter of fiscal year 2018, the Company made the determination that none of the undistributed earnings of its foreign subsidiaries were indefinitely reinvested due to the passage of the Tax Act, which significantly reduced the cost of U.S. repatriation. As a result, the Company is providing foreign withholding taxes on the undistributed earnings of all foreign subsidiaries where applicable, which has no significant impact on the Company’s consolidated results.

NOTE 8. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Basic	129,694	128,752	129,357	128,899
Dilutive effect of stock options and other	2,206	2,610	2,346	2,500
Diluted	131,900	131,362	131,703	131,399

Antidilutive stock options and other	1,136	5	1,136	44

The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2018, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to amount or timing of repurchases. There were no share repurchases under the open-market purchase program during either of the three and nine months ended March 31, 2018 and 2017.

Share repurchases under the Evergreen Program were as follows during the three and nine months ended March 31:

	Three Months Ended				Nine Months Ended
	3/31/2018		3/31/2017		3/31/2018		3/31/2017
	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Evergreen Program	$—	—	$—	—	$63	476	$183	1,455

NOTE 9. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Earnings from continuing operations	$181	$172	$606	$501
Earnings (losses) from discontinued operations, net of tax	—	—	—	(1)
Net earnings	181	172	606	500
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	13	6	(5)
Net unrealized gains (losses) on derivatives	2	—	10	7
Pension and postretirement benefit adjustments	1	1	2	3
Total other comprehensive income (loss), net of tax	(1)	14	18	5
Comprehensive income	$180	$186	$624	$505
Changes in Accumulated other comprehensive net (losses) income by component were as follows for the nine months ended March 31:

	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (losses) income
Balance as of June 30, 2016	$(353)	$(44)	$(173)	$(570)
Other comprehensive income (loss) before reclassifications	(6)	(2)	—	(8)
Amounts reclassified from Accumulated other comprehensive net losses	—	9	6	15
Income tax benefit (expense)	1	—	(3)	(2)
Net current period other comprehensive income (loss)	(5)	7	3	5
Balance as of March 31, 2017	$(358)	$(37)	$(170)	$(565)
Balance as of June 30, 2017	$(356)	$(37)	$(150)	$(543)
Other comprehensive income (loss) before reclassifications	9	6	—	15
Amounts reclassified from Accumulated other comprehensive net losses	—	6	4	10
Income tax benefit (expense)	(3)	(2)	(2)	(7)
Net current period other comprehensive income (loss)	6	10	2	18
Balance as of March 31, 2018	$(350)	$(27)	$(148)	$(525)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and nine months ended March 31, 2018, Other comprehensive income (loss) on these loans totaled $0 and $(3), respectively. For the three and nine months ended March 31, 2017, Other comprehensive income (loss) on these loans totaled $4 and $0, respectively. There were no amounts reclassified from Accumulated other comprehensive net (losses) income for the periods presented.

NOTE 10. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Service cost	$1	$1	$1	$1
Interest cost	6	5	17	16
Expected return on plan assets (1)	(5)	(5)	(14)	(15)
Amortization of unrecognized items	2	2	7	8
Total	$4	$3	$11	$10
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2018 net periodic benefit cost is 4.42%.
During the three and nine months ended March 31, 2018, the Company made $15 and $19 in contributions to the domestic retirement income plans, respectively. For the three and nine months ended March 31, 2017, the Company made $10 and $29 in contributions to the domestic retirement income plans, respectively.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of March 31, 2018 and June 30, 2017, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of March 31, 2018 and June 30, 2017, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company's former operations for which the Company is jointly and severally liable, accounted for $12 of the recorded liability, as of March 31, 2018 and June 30, 2017. This amount reflects the Company's agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company's estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any liabilities on the aforementioned guarantees as of March 31, 2018 and June 30, 2017.
As of March 31, 2018, the Company was a party to letters of credit of $9 primarily related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Cleaning	$513	$497	$1,544	$1,500
Household	493	486	1,344	1,329
Lifestyle	252	246	766	742
International	259	248	779	755
Corporate	—	—	—	—
Total	$1,517	$1,477	$4,433	$4,326

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Cleaning	$135	$132	$428	$400
Household	88	106	215	246
Lifestyle	55	51	188	190
International	23	20	69	75
Corporate	(59)	(62)	(152)	(173)
Total	$242	$247	$748	$738

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% and 26% for the three and nine months ended March 31, 2018, respectively, and 27% and 26% for the three and nine months ended March 31, 2017, respectively.
In August 2017, the Company sold the Aplicare business, previously reported in the Cleaning reportable segment. For the fiscal year ended June 30, 2017, the Aplicare business had net sales of $46 and insignificant net earnings excluding the $21 non-cash impairment charge recorded in December 2016.
In January 2017, the Company sold an Australian distribution facility, previously reported in the International reportable segment, which resulted in $23 in cash proceeds from investing activities and a gain of $(10) recorded in Other (income) expense, net, on the condensed consolidated statement of earnings.

NOTE 13. SUBSEQUENT EVENTS
On April 2, 2018, the Company acquired 100 percent of Nutranext, a health and wellness company based in Sunrise, Florida. Nutranext manufactures and markets leading dietary supplement brands in the retail and e-commerce channels as well as in its direct-to-consumer business. The purchase of the business reflects the Company's strategy to acquire leading brands in fast-growing categories with attractive gross margins and a focus on health and wellness.
The total purchase price was $700, but may ultimately be adjusted for any cash acquired, working capital adjustments and any amounts to be paid by the Company pending final cash settlements. The Company funded the closing of the transaction through commercial paper borrowings.
Purchase accounting for this acquisition will be included in the Company’s fourth fiscal quarter results subject to customary closing adjustments. Pro forma results reflecting the acquisition will not be presented because the acquisition is not significant to the Company’s consolidated financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which was filed with the Securities and Exchange Commission (SEC) on August 15, 2017, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three- and nine-month periods ended March 31, 2018 (the current period) to the three- and nine-month period ended March 31, 2017 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS
Continuing operations

	Three Months Ended			Nine Months Ended
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017	% Change
Net sales	$1,517	$1,477	3%	$4,433	$4,326	2%
Net sales in the current quarter increased 3%, reflecting sales growth across all reportable segments. Volume increased 3%, reflecting higher shipments in the Cleaning, Household and International reportable segments. Net sales also included the benefit of price increases offset by unfavorable mix.
Net sales and volume in the current nine-month period increased 2% and 3%, respectively, reflecting higher shipments across all four reportable segments. Volume outpaced net sales, primarily due to unfavorable mix, partially offset by the benefit of price increases.

	Three Months Ended			Nine Months Ended
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017	% Change
Gross profit	$649	$650	—%	$1,931	$1,919	1%
Gross margin	42.8%	44.0%		43.6%	44.4%
Gross margin, defined as gross profit as a percentage of net sales, decreased 120 basis points in the current quarter from 44.0% to 42.8%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by cost savings and the benefit of price increases.
Gross margin decreased 80 basis points in the current nine-month period from 44.4% to 43.6%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by cost savings and the benefit of price increases.

	Three Months Ended
				% of Net Sales
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017
Selling and administrative expenses	$208	$201	3%	13.7%	13.6%
Advertising costs	150	161	(7)	9.9	10.9
Research and development costs	32	35	(9)	2.1	2.4

	Nine Months Ended
				% of Net Sales
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017
Selling and administrative expenses	$609	$598	2%	13.7%	13.8%
Advertising costs	424	417	2	9.6	9.6
Research and development costs	95	98	(3)	2.1	2.3
Selling and administrative expenses, as a percentage of net sales, were relatively flat in the current three- and nine-month periods.
Advertising costs, as a percentage of net sales, decreased 100 basis points in the current three-month period and were flat in the current nine-month period. The decreased spend in the current three-month period was primarily due to the timing of advertising investments mainly in the International reportable segment. The Company’s U.S. retail advertising spend as a percentage of net sales in the current quarter and year-ago quarter was 11%.

Research and development costs remained essentially flat in the current three- and nine-month periods. The Company continues to focus on product innovation and cost savings.
Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Interest expense	$20	$22	$61	$66
Other (income) expense, net	(3)	(16)	(6)	2
Effective tax rate on earnings	25.5%	30.2%	19.0%	32.1%
Interest expense remained essentially flat in the current three- and nine-month periods.
Other (income) expense, net, was $(3) in the current three-month period and $(16) in the prior three-month period. The change was primarily driven by a $(10) gain from the sale of an Australian distribution facility in January 2017.
Other (income) expense, net, was $(6) in the current nine-month period and $2 in the prior nine-month period. The change was primarily driven by a $21 non-cash impairment charge related to certain assets of the Aplicare business and $9 projected environmental costs associated with the Company’s former operations at a site in Alameda County, California, both of which were recorded in December 2016. These were partially offset by a gain of $(10) from the sale of an Australian distribution facility in January 2017.
The effective tax rate on earnings from continuing operations was 25.5% and 19.0% for the current three- and nine-month periods, respectively, and 30.2% and 32.1% for the prior three-and nine-month periods, respectively. The decrease for the three- and nine-month periods was primarily due to the enactment of The Tax Cuts and Jobs Act (the Tax Act) during the second quarter of fiscal year 2018 (See Note 7 to the Condensed Consolidated Financial Statements).

Diluted net earnings per share

	Three Months Ended			Nine Months Ended
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017	% Change
Diluted net earnings per share from continuing operations	$1.37	$1.31	5%	$4.60	$3.82	20%
Diluted net earnings per share from continuing operations increased $0.06, or 5%, in the current three-month period, primarily driven by higher net sales and a lower effective tax rate due to the passage of the Tax Act in December 2017 (See Note 7 to the Condensed Consolidated Financial Statements), partially offset by lower gross margin.
Diluted net earnings per share from continuing operations increased $0.78, or 20%, in the current nine-month period, primarily driven by a lower effective tax rate due to the passage of the Tax Act in December 2017 (See Note 7 to the Condensed Consolidated Financial Statements) and higher net sales, partially offset by lower gross margin.

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

SEGMENT RESULTS FROM CONTINUING OPERATIONS
The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:
Cleaning

	Three Months Ended			Nine Months Ended
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017	% Change
Net sales	$513	$497	3%	$1,544	$1,500	3%
Earnings from continuing operations before income taxes	135	132	2	428	400	7

Volume, net sales and earnings from continuing operations before income taxes increased by 4%, 3% and 2%, respectively, in the current quarter. Both volume growth and net sales growth were driven primarily by higher shipments in Home Care, mainly due to continued strength in Clorox® disinfecting wipes and the launch of Scentiva® branded products. Volume outpaced net sales primarily due to unfavorable mix and higher trade promotion spending, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes in the current quarter was primarily due to net sales growth and cost savings, partially offset by higher manufacturing and logistics costs and unfavorable commodity costs.
Volume, net sales and earnings from continuing operations before income taxes increased by 4%, 3% and 7%, respectively, in the current nine-month period. Both volume growth and net sales growth were driven primarily by higher shipments in Home Care, mainly due to continued strength in Clorox® disinfecting wipes in the club channel and the launch of Scentiva® branded products, partially offset by lower shipments in Professional Products. The decreased shipments in Professional Products were primarily driven by the sale of the Aplicare business in August 2017, partially offset by increased shipments of cleaning products driven by e-commerce growth and innovation. Volume outpaced net sales primarily due to unfavorable mix, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth, the prior year $21 non-cash impairment charge for the Aplicare business and cost savings, partially offset by higher manufacturing and logistics costs and unfavorable commodity costs.

Household

	Three Months Ended			Nine Months Ended
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017	% Change
Net sales	$493	$486	1%	$1,344	$1,329	1%
Earnings from continuing operations before income taxes	88	106	(17)	215	246	(13)

Volume and net sales increased by 3% and 1%, respectively, while earnings from continuing operations before income taxes decreased by 17% in the current quarter. Both volume growth and net sales growth were driven by higher shipments in cat litter, primarily due to innovation and increased merchandising activity, partially offset by lower shipments of Charcoal products mainly due to poor weather. Volume outpaced net sales primarily due to a price decrease on a portion of the Glad® trash portfolio, unfavorable mix and higher trade promotion spending. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by cost savings and net sales growth.
Volume and net sales increased by 3% and 1%, respectively, while earnings from continuing operations before income taxes decreased by 13% in the current nine-month period. Both volume growth and net sales growth were driven by higher shipments in Cat Litter, primarily due to increased merchandising activity supporting product innovation, higher shipments of RenewLife® digestive health products, primarily due to growth in the e-commerce channel, and increased shipments of Glad® products due to strength in premium trash bags. These increases were partially offset by lower shipments of Charcoal products mainly due to poor weather during the third quarter of fiscal year 2018. Volume outpaced net sales, primarily due to unfavorable mix and a price decrease on a portion of the Glad® trash portfolio. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by cost savings.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017	% Change
Net sales	$252	$246	2%	$766	$742	3%
Earnings from continuing operations before income taxes	55	51	8	188	190	(1)
Volume was flat, net sales increased by 2%, and earnings from continuing operations before income taxes increased by 8% in the current quarter. Volume reflected lower shipments of Brita® water filtration products primarily due to merchandising timing, offset by growth in the Burt’s Bees® Natural Personal Care business, mainly due to continued strength in lip care and the introduction of new face care products. Net sales outpaced volume primarily due to lower trade promotion spending. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth, partially offset by higher manufacturing and logistics costs.
Volume and net sales increased by 2% and 3%, respectively, while earnings from continuing operations before income taxes decreased by 1% in the current nine-month period. Both volume growth and net sales growth were primarily driven by higher shipments of Burt’s Bees® Natural Personal Care products, mainly due to continued strength in lip care and the new product launch of face and eye cosmetics, partially offset by lower shipments of Brita® water filtration products. Net sales outpaced volume, primarily due to lower trade promotion spending. The decrease in earnings from continuing operations before income taxes was primarily due to higher manufacturing and logistics costs, unfavorable commodity costs, and increased advertising costs to support innovation, partially offset by net sales growth.
International

	Three Months Ended			Nine Months Ended
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017	% Change
Net sales	$259	$248	4%	$779	$755	3%
Earnings from continuing operations before income taxes	23	20	15	69	75	(8)

Volume, net sales and earnings from continuing operations before income taxes increased by 3%, 4% and 15%, respectively, in the current quarter. Volume grew primarily due to higher shipments in Canada. Net sales outpaced volume primarily due to the benefit of price increases, partially offset by unfavorable mix and unfavorable foreign currency exchange rates. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth, mainly driven by pricing, and lower advertising costs. These were partially offset by inflationary pressure on manufacturing and logistics costs and a gain from the sale of an Australian distribution facility in January 2017.

Volume was flat, net sales increased by 3%, while earnings from continuing operations before income taxes decreased by 8% in the current nine-month period. Volume reflected higher shipments in Canada, partially offset by lower shipments in certain Latin American and Asian countries. Net sales outpaced volume primarily due to the benefit of price increases, partially offset by unfavorable mix, higher trade promotion spending and unfavorable foreign currency exchange rates. The decrease in earnings from continuing operations before income taxes was primarily due to inflationary pressure on manufacturing, logistics, and administrative costs and unfavorable commodity costs, partially offset by net sales growth, mainly driven by pricing, and cost savings.

Argentina
The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 3% of the Company’s consolidated net sales for both the nine months ended March 31, 2018 and the fiscal year ended June 30, 2017. The operating environment in Argentina continues to present business challenges, including continuing devaluation of Argentina’s currency and high inflation.

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
For the nine months ended March 31, 2018 and for the fiscal year ended June 30, 2017, value of the Argentine peso (ARS) declined 18% and 9%, respectively. As of March 31, 2018, using the exchange rate of 20.1 ARS per U.S. dollar (USD), Clorox Argentina had total assets of $73, including cash and cash equivalents of $9, net receivables of $23, inventories of $13, net property, plant and equipment of $20 and intangible assets excluding goodwill of $3. Although Argentina is not currently designated as a highly inflationary economy for accounting purposes, further volatility and declines in the exchange rate are expected in the future, which, along with competition and changes in the retail, labor and macro-economic environment, would have an additional adverse impact on Clorox Argentina’s net sales, net earnings, and net monetary asset position.
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

	Three Months Ended			Nine Months Ended
	3/31/2018	3/31/2017	% Change	3/31/2018	3/31/2017	% Change
Losses from continuing operations before income taxes	$(59)	$(62)	(5)%	$(152)	$(173)	(12)%

The losses from continuing operations before income taxes attributable to Corporate in the current three-month period were essentially flat.

The decrease in losses from continuing operations before income taxes attributable to Corporate in the current nine-month period was primarily driven by a prior year increase in projected environmental costs associated with the Company's former operations at a site in Alameda County, California and lower employee incentive compensation costs in the current nine-month period.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of March 31, 2018. The following table summarizes cash activities from continuing operations:

	Nine Months Ended
	3/31/2018	3/31/2017
Net cash provided by (used for) continuing operations	$574	$483
Net cash provided by (used for) investing activities	(112)	(136)
Net cash provided by (used for) financing activities	292	(314)

Operating Activities
Net cash provided by continuing operations was $574 in the current period, compared with $483 in the year-ago period. The year-over-year increase was primarily related to lower tax payments, mainly due to the Tax Act, and lower employee incentive compensation payments, partially offset by working capital changes.

Investing Activities
Net cash used for investing activities was $112 in the current nine-month period, compared with $136 in the prior nine-month period. Capital expenditures were $126 in the current nine-month period, compared with $161 in the prior nine-month period. Capital spending as a percentage of net sales was approximately 3% and 4% in the nine months ended March 31, 2018 and 2017, respectively. The year-over-year decrease in net cash used for investing activities was mainly due to lower capital spending in the current nine-month period. In addition, the cash proceeds from the sale of Aplicare in the current nine-month period were lower than the cash proceeds from the sale of an Australian distribution facility in the prior nine-month period.
Acquisition
On April 2, 2018, the Company acquired 100 percent of Nutranext, a health and wellness company based in Sunrise, Florida. Nutranext manufactures and markets leading dietary supplement brands in the retail and e-commerce channels as well as in its direct-to-consumer business. The purchase of the business reflects the Company's strategy to acquire leading brands in fast-growing categories with attractive gross margins and a focus on health and wellness.

The total purchase price was $700, but may ultimately be adjusted for any cash acquired, working capital adjustments and any amounts to be paid by the Company pending final cash settlements. The Company funded the closing of the transaction through commercial paper borrowings. This acquisition is disclosed as a subsequent event for the quarter ended March 31, 2018. See Note 13 to the Condensed Consolidated Financial Statements.

In calendar year 2017, Nutranext generated sales of approximately $200. Purchase accounting for this acquisition will be included in the Company’s fourth fiscal quarter results subject to customary closing adjustments. Pro forma results reflecting the acquisition will not be presented because the acquisition is not significant to the Company’s consolidated financial results.

Financing Activities
Net cash provided by financing activities was $292 in the current nine-month period, compared with net cash used for financing activities of $314 in the prior nine-month period. The year-over-year increase in net cash provided by financing activities was primarily due to higher notes and loans payable balances to generate the cash used to fund the Nutranext acquisition in April 2018. In addition, there was a decrease in treasury stock purchased in the current nine-month period. These impacts were partially offset by an increase in cash dividends in the current nine-month period.
The Company intends to repay the aforementioned increased notes and loans payable balance using a combination of long-term debt financing and cash repatriated from foreign subsidiaries.

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
Credit Arrangements
As of March 31, 2018, the Company maintained an aggregate of $1,350 in revolving borrowing capacity pursuant to two credit agreements of which $250 matures in March 2019 and $1,100 matures in February 2022. As of March 31, 2018, there were no borrowings under the credit agreements and the Company believes that borrowings under theses credit agreements are and will continue to be available for general corporate purposes. These credit agreements include certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0 calculated as total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in these credit agreements.
The following table sets forth the calculation of the Interest Coverage ratio as of March 31, 2018, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

Twelve Months Ended
3/31/2018
Earnings from continuing operations	$808
Add back:
Interest expense	83
Income tax expense	235
Depreciation and amortization	163
Non-cash asset impairment charges	1
Deduct:
Interest income	(5)
Consolidated EBITDA	$1,285
Interest expense	$83
Interest Coverage ratio	15.5

The Company was in compliance with all restrictive covenants and limitations in these credit agreements as of March 31, 2018, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its credit agreements, and currently expects that any drawing on these agreements will be fully funded.

As of March 31, 2018, the Company maintained $30 of foreign and other credit lines, of which $0 was outstanding.

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

Share repurchases and dividends
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750, all of which was available for share repurchases as of March 31, 2018, and a program to offset the anticipated impact of share dilution related to share-based awards (the Evergreen Program), which has no authorization limit as to the amount or timing of repurchases. There were no share repurchases under the open-market purchase program during either of the three and nine months ended March 31, 2018 and 2017.
Share repurchases under the Evergreen Program were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	3/31/2018		3/31/2017		3/31/2018		3/31/2017
	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)	Amount	Shares (in 000's)
Evergreen Program	$—	—	$—	—	$63	476	$183	1,455
Dividends per share declared and total dividends paid were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2018	3/31/2017	3/31/2018	3/31/2017
Dividends per share declared	$0.96	$0.80	$2.64	$2.40
Total dividends paid	109	103	326	309
On February 13, 2018, the Company declared a quarterly dividend of 96 cents per share payable on May 11, 2018 to common shareholders of record at the close of business on April 25, 2018. This represented an increase of 14 percent in the quarterly dividend, which was an accelerated declaration of the Company’s dividend increase that has typically taken place in the month of May and was a result of the passage of the Tax Act.
Venture Agreement
The Company has a venture agreement with The Procter & Gamble Company (P&G) for the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides research and development (R&D) support to the Glad® business. As of March 31, 2018 and June 30, 2017, P&G had a 20% interest in the venture. In December 2017, the Company and P&G extended the term of the agreement and the related R&D support provided by P&G. The term will now expire in January 2026, unless the parties agree, on or prior to January 31, 2025, to further extend the term of the agreement for another seven years or agree to take some other relevant action. Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures.

As of March 31, 2018 and June 30, 2017, the estimated fair value of P&G’s interest was $630 and $458, respectively, of which $334 and $317, respectively, has been recognized and is reflected in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. Of the $172 increase in the estimated fair value of P&G’s interest since June 30, 2017, more than half was driven by a lower effective tax rate as a result of the recent passage of the Tax Act with the majority of the remaining change due to the extension of the agreement and the related R&D support provided by P&G. Income taxes are a key estimate in the income approach and are also inherent to the determination of the discount rate. The tax rates that were used for the calculation of the estimated fair value of P&G’s interest are based on the Company’s current assessment, estimates and interpretation of the Tax Act. These rates could be materially different based upon the Company’s actual results for future periods, the Company's further analysis of the Tax Act, any additional Congressional, administrative and Financial Accounting Standards Board (FASB) actions or guidance related to the Tax Act and any actions the Company takes as a result of the Tax Act. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement.

CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. The most critical accounting policies and estimates are those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. As of March 31, 2018, there have been no significant changes to the Company’s critical accounting policies and estimates since the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, except as noted below.
Venture Agreement Terminal Obligation
The Company has a venture agreement with P&G for the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides R&D support to the Glad® business.  As of March 31, 2018 and June 30, 2017, P&G had a 20% interest in the venture. In December 2017, the Company and P&G extended the term of the agreement and the related R&D support provided by P&G. The term will now expire in January 2026, unless the parties agree, on or prior to January 31, 2025, to further extend the term of the agreement for another seven years or agree to take some other relevant action. Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. The Company’s obligation to purchase P&G’s interest is reflected in Other Liabilities (See Note 6 to the Condensed Consolidated Financial Statements). The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement.

The estimated fair value of P&G’s interest may increase or decrease up until any such purchase by the Company of P&G’s interest. The Company uses the income approach to estimate the fair value of P&G’s interest. Under this approach, the Company estimates the future cash flows and discounts these cash flows at a rate of return that reflects its risk. The cash flows used are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced and the long-term business strategy. The other key assumptions and estimates used include, but are not limited to, future volumes, net sales and expense growth rates, commodity prices, changes in working capital, capital expenditures, foreign exchange rates, tax rates, discount rates, inflation and perpetuity growth rates. Changes in the judgments, assumptions and estimates used could result in significantly different estimates of fair value. For perspective, if the discount rate as of March 31, 2018 were to increase or decrease by 100 basis points, the estimated fair value of P&G’s interest would decrease by approximately $60 or increase by approximately $80, respectively. Additionally, if the tax rate as of March 31, 2018 were to increase or decrease by 100 basis points, the estimated fair value of P&G’s interest would change by approximately $8. Such changes would affect the amount of future charges to Cost of products sold.

Income Taxes
The Company’s effective tax rate is based on income by tax jurisdiction, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.
The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect the utilization of a deferred tax asset, statutory carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Valuation allowances maintained by the Company relate mostly to deferred tax assets arising from the Company’s currently anticipated inability to use net operating losses in certain foreign countries. As of March 31, 2018 and June 30, 2017, valuation allowances related to realization of deferred tax assets were approximately $43 and $40, respectively.

In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet certain recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted in the period when new information becomes available or when positions are effectively settled. As of March 31, 2018 and June 30, 2017, the liabilities recorded for uncertain tax positions, excluding associated interest and penalties, were approximately $44 and $40, respectively.
Foreign withholding taxes are not provided when foreign earnings are indefinitely reinvested. The Company determines whether its foreign subsidiaries will invest their undistributed earnings indefinitely and reassesses this determination on a quarterly basis. A change to the Company’s determination may be warranted based on the Company’s experience as well as plans regarding future international operations and expected remittances. Changes in the Company’s determination would require an adjustment to the income tax provision in the quarter in which the determination is made. Through the second quarter of fiscal year 2018, the Company had determined that the undistributed earnings of a number of its foreign subsidiaries were indefinitely reinvested. In the third quarter of fiscal year 2018, the Company made the determination that none of the undistributed earnings of its foreign subsidiaries were indefinitely reinvested due to the passage of the Tax Act, which significantly reduced the cost of U.S. repatriation. As a result, the Company is providing foreign withholding taxes on the undistributed earnings of all foreign subsidiaries where applicable, which has no significant impact on the Company's consolidated results.

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
The Company uses the term Consolidated EBITDA, which is a financial measure that is not defined by accounting principles generally accepted in the United States of America, because it is a term used in its Credit Agreements. As defined in the Credit Agreements, Consolidated EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization and non-cash asset impairment charges. Interest Coverage ratio is the ratio of Consolidated EBITDA to interest expense. The Company's management believes disclosure of Consolidated EBITDA provides useful information to investors because it is used in the primary restrictive covenant in the Company's Credit Agreements. For additional discussion of the Interest Coverage ratio, see “Financial Position and Liquidity - Financing Activities - Credit Arrangements” above.

Cautionary Statement
This Quarterly Report on Form 10-Q (the Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volumes, sales, foreign currencies, costs, cost savings, margins, earnings, earnings per share, including as a result of the Nutranext acquisition, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as updated from time to time in the Company’s Securities and Exchange Commission filings, including the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017 and this Report. These factors include, but are not limited to:

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

•
the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity and as a result of the Nutranext acquisition;

•
risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges related to, among others, intangible assets and goodwill; and the ability to complete announced transactions and, if completed, integration costs and potential contingent liabilities related to those transactions, including those related to the Nutranext acquisition;

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
The Company’s forward-looking statements in this Report are based on management’s current views, beliefs and assumptions regarding future events and speak only as of the dates when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.
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
No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as modified by the risk factors in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2018.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2018	—	$—	—	(2)
February 1 to 28, 2018	—	—	—	(2)
March 1 to 31, 2018	—	—	—	(2)
Total	—	$—	—	(2)
____________________

(1)	No shares were purchased during the third quarter of fiscal year 2018.

(2)
The Company has two share repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $750 million, all of which was available for share repurchases as of March 31, 2018, and the Evergreen Program, the purpose of which is to offset the anticipated impact of share dilution related to share-based awards and which has no authorization limit as to the amount or timing of repurchases.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1	Amendment No. 3 to The Clorox Company Supplemental Executive Retirement Plan, effective as of March 28, 2018.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 2, 2018	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller