Form 10-K
period 2018-06-30
CLOROX CO /DE/
filed 2018-08-14
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2018
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 29, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $19.2 billion.
As of July 27, 2018, there were 128,085,895 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2018, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2018

PART I
This Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volume, sales, foreign currencies, costs, cost savings, margin, earnings, earnings per share, including as a result of the Nutranext acquisition, diluted earnings per share, foreign currency exchange rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.
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

ITEM 1. BUSINESS
Overview of Business
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with fiscal year 2018 net sales of $6.1 billion and approximately 8,700 employees worldwide as of June 30, 2018. Clorox sells its products primarily through mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, third-party and owned e-commerce channels, military stores and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners, Liquid-Plumr® clog removers, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® dressings, Brita® water-filtration products, Burt’s Bees® natural personal care products, RenewLife® digestive health products, and Rainbow Light®, Natural Vitality® and Neocell® dietary supplements. The Company also markets brands for professional services, including Clorox Healthcare® and Clorox Commercial Solutions®. More than 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, California in 1913 and is incorporated in Delaware.
The Company’s 2020 strategy focuses on delivering long-term, profitable growth and total shareholder return. The Company’s long-term financial goals include annual net sales growth of 3-5%, annual EBIT margin growth of 25-50 basis points and annual free cash flow of 11-13% of net sales.
In April 2018, the Company acquired 100 percent of Nutranext, a health and wellness company based in Sunrise, Florida, for $681 million. Results for Nutranext's global business are reflected in the Lifestyle reportable segment. In May 2016, the Company acquired 100 percent of RenewLife, a digestive health company, for $290 million. The purchases of Nutranext and RenewLife reflect the Company's strategy to acquire leading brands in economically attractive categories with a focus on health and wellness.
In fiscal year 2018, the Company delivered net sales growth of 3% as well as 17% increase in diluted earnings per share (EPS) from continuing operations in a macroeconomic environment that included high levels of competition in select categories, increasingly competitive retail dynamics, significantly rising logistics and commodity costs and global inflationary pressures, as well as a difficult macroeconomic environment in international markets.

The Company continued to focus on driving profitable sales growth in its United States (U.S.) business, leveraging strong demand building investments, including product innovation to support category and market share growth. The Company launched new products in many categories in fiscal year 2018, including Clorox® performance bleach with Cloromax®, Clorox® Scentiva™ bathroom cleaners, Fresh Step® Clean Paws™ low tracking litter, Glad® ForceFlex® Plus™ advanced protection trash bags, Burt’s Bees® natural cosmetics, RenewLife® probiotic and prebiotic supplements, Hidden Valley® Simply Dinners meal preparation kits, Clorox® Triple Accion bleach and Clorox® Clothes Powder.
In international markets, the Company continued to focus on execution of its Go Lean Strategy, which emphasizes driving the long-term profitability of its international business. The Company’s international business continues to play an important strategic role, with No. 1 and No. 2 brands in the majority of categories and countries where we operate.
In February 2018, the Company announced an increase of 14% in its quarterly dividend, which was an accelerated declaration of the Company’s dividend increase that has typically taken place in the month of May and was a result of the passage of The Tax Cuts and Jobs Act (the Tax Act) in the U.S. in December 2017. In fiscal year 2018, the Company paid $450 million in dividends to stockholders.
In May 2018, the Board of Directors authorized the Company to repurchase up to $2 billion in shares of common stock on the open market, which replaced the prior open-market purchase program with an authorized aggregate purchase amount of up to $750 million. In fiscal year 2018, the Company repurchased 749,000 shares of its common stock for $95 million under the open-market purchase program.

Finally, in fiscal year 2018, the Company remained committed to corporate responsibility by maintaining strong and transparent environmental, social and governance practices. As part of its 2020 sustainability goals, the Company continued to work to reduce water and energy use, solid waste to landfill and greenhouse gas emissions as well as improve the sustainability of its product portfolio. The Company's achievements were acknowledged through multiple external recognitions, including a No. 9 ranking on Barron’s Most Sustainable Companies list and No. 20 ranking on the annual list of top corporate citizens by Corporate Responsibility magazine. The Company also earned the top rating of 100 percent on the Human Rights Campaign's Corporate Equality Index for the 12th consecutive year, was ranked No. 28 on the 2017 Thomson Reuters Diversity and Inclusion Index and was listed in the first sector-neutral Bloomberg Gender Equality Index among leading companies helping to advance gender equality around the world. In fiscal year 2018, The Clorox Company Foundation and The Burt’s Bees Greater Good Foundation together awarded approximately $5 million in cash grants, and the Company donated products with a fair market value of approximately $14 million, which included providing support following hurricanes Harvey, Irma and Maria in the U.S. and Puerto Rico as well as the California wildfires. Additionally, the Company contributed approximately $1 million to deserving nonprofits and research foundations through cause marketing programs benefiting social and other charitable causes.
In fiscal year 2019, the Company anticipates ongoing challenges that may impact its sales and margins, including continued high levels of competition in select categories, a more competitive retail environment, rising logistics and commodity costs, changes in foreign currency exchange rates, and the continuation of a difficult macroeconomic environment in many international markets.
For additional information on recent business developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, incorporated herein by reference.
Financial Information About Operating Segments and Principal Products
The Company operates through strategic business units (SBUs) that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. The four reportable segments consist of the following:

•
Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning, disinfecting, and Food service products under the Clorox®, Dispatch®, HealthLink®, Clorox Healthcare®, Hidden Valley®, KC Masterpiece®, and Soy Vay® brands.

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

•
Lifestyle consists of food products, water-filtration systems and filters, natural personal care products and dietary supplements primarily marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece®, Kingsford®and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; natural personal care products under the Burt’s Bees® brand; and dietary supplements under the Rainbow Light®, Natural Vitality® and Neocell® brands.

•
International consists of products sold outside the United States. Products within this segment include laundry, home care, water-filtration systems and filters, digestive health products, charcoal, cat litter products, food products, bags, wraps and containers, natural personal care products and professional cleaning and disinfecting products primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, RenewLife®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley®, Burt’s Bees® and Clorox Healthcare® brands.

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

(Dollars in millions)	Fiscal Year	Cleaning	Household	Lifestyle	International	Corporate	Total Company
Net Sales	2018	$2,060	$1,959	$1,077	$1,028	$—	$6,124
	2017	2,002	1,961	1,000	1,010	—	5,973
	2016	1,912	1,862	990	997	—	5,761
Earnings (losses) from continuing operations before Income taxes	2018	574	370	243	84	(217)	1,054
	2017	523	419	244	81	(234)	1,033
	2016	511	428	251	66	(273)	983
Total assets	2018	902	1,223	1,533	1,045	357	5,060
	2017	881	1,103	902	1,060	627	4,573

The Company’s product lines that accounted for 10% or more of consolidated net sales (U.S. and international) for the fiscal years ended June 30 were as follows:

	2018	2017	2016
Home Care products	26%	25%	24%
Bags, wraps and containers	18%	18%	19%
Laundry additives	15%	15%	16%
Charcoal products	10%	11%	11%
Food products	10%	10%	10%
Principal Markets and Methods of Distribution
In the U.S., most of the Company’s products are nationally advertised and sold to mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, military stores and other retail outlets primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. Some brands are sold using the direct-to-consumer model. The Company sells institutional, janitorial, and food-service versions of many of its products through distributors using a network of brokers, and sells healthcare products through a direct sales force and medical supply distributors. Outside the U.S., the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners. In the U.S. and in the international markets, the Company also sells many of its products through e-commerce.

Financial Information About Foreign and Domestic Operations
For detailed financial information about the Company’s foreign and domestic operations, including net sales and property, plant and equipment, net, by geographic area, see Notes to Consolidated Financial Statements in Exhibit 99.1.
Sources and Availability of Raw Materials
The Company purchases raw materials from numerous unaffiliated U.S. and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, diesel, sodium hypochlorite, corrugated cardboard, soybean oil, jet fuel and other agricultural commodities. Sufficient raw materials were available during fiscal year 2018. Costs for resin and other commodity costs increased in fiscal year 2018, due in part to natural disasters, including the Gulf Coast hurricanes. Additionally, costs for many other materials continued to increase amid volatility and inflation in some key geographic and commodity markets. The Company expects commodity increases to continue in fiscal year 2019. The Company generally utilizes supply contracts to help ensure availability and a number of forward-purchase contracts to help reduce the volatility of the pricing of raw materials needed in its operations. However, the Company is highly exposed to changes in the prices of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 and “Risk Factors – Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and in the future may negatively impact, the Company’s net earnings and cash flow” in Item 1.A.
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
Seasonality
Most sales of the Company’s charcoal products occur during the months of March through September each calendar year. The volume and sales of charcoal products may be affected by weather conditions.
Customers
Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 26% and 27% of consolidated net sales for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company's consolidated net sales in any of these fiscal years. The Company's five largest customers accounted for nearly half of the Company's consolidated net sales for each of the fiscal years 2018, 2017 and 2016.
Competition
The markets for consumer products are highly competitive. The Company’s products compete with other nationally advertised brands and with “private label” brands within each category. Competition comes from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. The Company’s products generally compete on the basis of product performance, brand recognition, image and price. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it typically requires continued advertising and promotional support and ongoing product innovation to maintain its relative market position. For further information regarding the intense competition the Company faces, see “Risk Factors – The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow” in Item 1.A.
Research and Development
The Company conducts research and development primarily at its facility located in Pleasanton, CA, which the Company has leased since 2011. The Pleasanton facility consists of approximately 357,000 square feet of leased space, utilizing advanced labs and open work spaces to encourage creativity, collaboration and innovation. In addition to the leased facility in Pleasanton, CA, the Company conducts research and development activities in Buenos Aires, Argentina; Santa Cruz, CA; Willowbrook, IL; Durham, NC; and Cincinnati, OH.

The Company devotes significant resources and attention to product development, process technology and consumer insight research to develop commercially viable consumer-preferred products with innovative and distinctive features. The Company incurred expenses of $132 million, $135 million and $141 million in fiscal years 2018, 2017 and 2016, respectively, on research activities relating to the product innovation and cost savings. In addition, the Company obtains technologies from third parties for use in its products. Royalties relating to such technologies are reflected in the Company’s Cost of products sold. For further information regarding the Company’s research and development costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1.
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
Number of Persons Employed
As of June 30, 2018, the Company employed approximately 8,700 people.
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at TheCloroxCompany.com under Investors/Financial Information/SEC Filings. Information relating to corporate governance at Clorox, including the Company’s Code of Conduct, the Clorox Company Board of Directors Governance Guidelines and Board Committee charters for the Management Development and Compensation Committee, the Audit Committee, and the Nominating and Governance Committee, is available at TheCloroxCompany.com under Who We Are/Corporate Governance or https://www.thecloroxcompany.com/who-we-are/corporate-governance/. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Report.

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
The Company’s products generally compete on the basis of product performance, brand recognition, and price. Advertising, promotion, merchandising and packaging also have significant impacts on consumer purchasing decisions, and the Company is increasingly using digital media marketing and promotional programs to reach consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it typically requires continued advertising, promotional support and product innovations to maintain its relative market position. If the Company’s advertising, marketing and promotional programs, including its use of digital media to reach consumers, are not effective or adequate, the Company’s net sales may be negatively impacted.
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
The changing retail environment could adversely affect the Company’s business, financial condition and results of operations.
The Company’s sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels. However, alternative retail channels, including e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and consumer products that are sold through such alternative retail channels are continuing to increase. In particular, the growing presence of e-commerce retailers have affected, and may continue to affect, consumer preferences and market dynamics. Although the Company is engaged in e-commerce with respect to many of its products, if we are not successful in adapting to the changing consumer preferences and market dynamics and expanding sales through e-commerce retailers, hard discounters and other alternative retail channels, our business, financial condition and results of operations may be negatively impacted. In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly "private label" products may reduce the Company's ability to market and sell its products through such retailers. The retail environment is changing with the growth of e-commerce retailers, hard discounters and other alternative retail channels and this could significantly change the way traditional retailers do business. In addition, these alternative retail channels may create significant pricing pressures for consumer goods, presenting additional challenges to increasing prices in response to commodity or other cost increases in all of the channels into which the Company sells. If these alternative retail channels were to take significant market share away from traditional retailers and/or the Company is not successful in these alternative retail channels, our margins and results of operations may be negatively impacted.

Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may negatively impact, the Company’s net earnings and cash flow.
Volatility and increases in the costs of raw materials, including resin, sodium hypochlorite, linerboard, soybean oil, solvent, corrugated cardboard and other chemicals and agricultural commodities, and increases in the cost of energy, transportation, labor and other necessary supplies or services have harmed, and may continue to harm, the Company’s profits and operating results. We distribute our products and receive raw materials primarily by rail and truck. Reduced availability of rail or trucking capacity has caused and could continue to cause us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials in a timely manner, which could disrupt our operations, strain our customer relations and adversely affect our operating profits. In particular, the recent reduced trucking capacity due to shortage of drivers, recent enforcement deadline for a federal regulation requiring drivers to electronically log their driving hours and adverse weather conditions, among other reasons, has caused an increase in the cost of transportation for us and many other companies. The Company believes commodity and other cost increases could continue in the future. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, its profits and operating results will be harmed. In addition, even if the Company increases the prices of its products in response to increases in the cost of commodities, it may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases, which could adversely affect its financial condition and results of operations.
To reduce the cost volatility associated with anticipated purchases of certain commodities, the Company uses derivative instruments, including commodity futures and swaps. The extent of the Company’s derivative position at any given time depends on the Company’s assessment of the markets for these commodities, the cost volatility in the markets and the cost of the derivative instruments. Many of the commodities used by the Company in its products do not have actively traded derivative instruments. If the Company does not or is unable to take a derivative position and costs subsequently increase, or if it executes a position and costs subsequently decrease, the Company’s costs may be greater than anticipated or higher than its competitors’ costs and the Company’s financial results could be adversely affected. For further information regarding the Company’s use of derivative instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1.
Sales growth objectives may be difficult to achieve, the Company may not be able to successfully implement price increases, and market and category declines and changes to the Company’s product and geographic mix may adversely impact the Company’s financial results.
A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2018, 84% of the Company’s net sales were generated in U.S. markets, including U.S. territories. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, expansion into new products and categories, channels and countries, investment in its established brands and enhanced merchandising and its ability to capture market share from competitors. The Company's ability to achieve sales growth also depends on foreign currency fluctuations, a weakening of foreign currencies in which sales are generated relative to the currencies in which costs are denominated would decrease net sales. The Company has recently implemented price increases and/or expects to implement price increases in fiscal year 2019 across a significant portion of its global portfolio, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. If the Company is unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow its product categories and/or develop, acquire or successfully launch new products or brands, it may not achieve its sales growth objectives. Even when the Company is successful in increasing market share within particular product categories, a decline in the markets for such product categories has had and can continue to have a negative impact on the Company’s financial results. In addition, changes to the mix of products the Company sells, as well as the mix of countries in which its products are sold, may adversely impact the Company’s net sales, profitability and cash flow.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.
A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 26% and 27% of consolidated net sales for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company's consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company's consolidated net sales for each of the fiscal years 2018, 2017 and 2016 and a significant portion of the Company's future revenues may continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry, a shift of shelf space to “private label” or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm the Company’s net sales or margins, and reduce the ability of the Company to offer new innovative products to consumers. In addition, the use of the latest technology by our customers regarding pricing may lead to category pricing pressures. Furthermore, any loss of a key customer or a significant reduction in net sales to a key customer, even if such loss or reduction relates to a key customer of a business unit of the Company, could have a material adverse effect on the Company’s business, financial condition and results of operations.
In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases from the Company, causing the Company’s net sales and net earnings to decline. Furthermore, unfavorable market conditions or competitive pressures may cause the Company’s customers to reevaluate the number and mix of brands they sell, resulting in lower purchases of the Company’s products by these customers. In addition, some of our customers have experienced and may experience in the future declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. We regularly review the financial strength of our key customers and, where appropriate, modify customer credit limits, which may have an adverse impact on future sales.
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
Cyber-attacks, privacy breaches, data breaches or a failure of key information technology systems could adversely impact the Company’s business and reputation.
The Company relies extensively on information technology systems, many of which are managed, hosted, provided and/or used by third-parties and their vendors, in order to conduct its business. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers, vendors, investors and other parties, ordering and managing materials from suppliers, converting materials to finished products, receiving and processing purchase orders and shipping products to customers, processing transactions, hosting, processing and sharing confidential and proprietary research, business and financial information, summarizing and reporting results of operations, complying with financial reporting, regulatory, legal and tax requirements and implementing other processes involved in managing the business. Although the Company has made progress with its implementation of enterprise-wide upgrades to its hardware, software and operating systems, legacy systems, which may be vulnerable to increased risk, still remain. In addition, some of the legacy systems will need to be upgraded or replaced in the near future as such systems cease to be supported by third-party service providers. If a new system does not function properly, it could affect the Company's ability to process and deliver customer orders and process and receive payments for its products. This could adversely impact the Company's results of operations and cash flows. In addition, if the technology systems of acquired companies, including those of Nutranext, are not successfully integrated into those of the Company or the Company's existing and/or future technology systems, are not adequately supported by third-party service providers and processes, the Company's business may be adversely impacted.

Although the Company has a broad array of network and information security measures in place and provides employee awareness regarding phishing, malware and other cyber risks, the information technology systems, including those of our customers, vendors, suppliers and other third-party service providers with whom we have contracted, may be vulnerable to computer viruses or other malicious codes, security breaches, unauthorized access attempts, phishing attacks and other disruptions from employee error, unauthorized uses or system failures, including Internet outages. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches, cyber-attacks or other similar events or as a result of legacy systems, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in its ability to manage or conduct business, as well as reputational harm and litigation, which may adversely impact the Company’s business. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information. The Company cannot guarantee that its security efforts will prevent attacks and resulting breaches or breakdowns of the Company's, or its third-party service providers', databases or systems. Cyber threats are becoming more sophisticated and constantly evolving and this increases the difficulty of detecting and successfully defending against them. In addition, although the Company has policies and procedures in place governing the secure storage of personal information collected by the Company and its third-party service providers, as well as protection of company information and assets, data breaches or theft of such information assets may occur in the future. Furthermore, the Company sells its Burt’s Bees® natural personal care products, RenewLife® digestive health products, Nutranext dietary supplements and other products directly to consumers online and through websites, mobile apps and connected devices, and the Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that may result in unauthorized disclosure and misuse of consumer, customer, employee, vendor or Company information. The Company is subject to laws of various countries where it operates or does business related to solicitation, collection, processing or use of consumer, customer, vendor or employee information or related data, including the European Union's General Data Protection Regulation, which recently went into effect.
If the Company suffers a loss as a result of a breach or other breakdown in its technology, including cyber-attack, privacy breaches, data breaches or other incident involving the Company or any of the Company’s vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, the Company's reputation, competitiveness and/or business may be harmed and the Company may be exposed to legal liability and be subject to government investigations, which may adversely affect the Company’s results of operations and/or financial condition. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations, which would adversely affect the Company.
Harm to the Company’s reputation or the reputation of one or more of its leading brands could have an adverse effect on the business.
Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve the Company’s reputation and the reputation of its brands. These programs include ethics and compliance, setting sustainability goals and product safety and quality initiatives. Despite these efforts, negative publicity about the Company, including product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management) and other sustainability or similar issues, whether real or perceived, could occur, and the Company may not meet its sustainability goals. As a result, the Company’s products could face withdrawal, recall or other quality issues. The Company also licenses certain of its brands to third parties, which creates additional exposure for those brands to product safety, quality, sustainability and other concerns. In addition, widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination. Negative publicity, posts or comments on social media or network sites about the Company or its brands, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media. Such events, if they were to occur, could harm the Company’s image and adversely affect its business, as well as require resources to rebuild the Company’s reputation.

Acquisitions, new venture investments and divestitures may not be successful, which could impact the Company’s business operations and financial results.
In connection with the Company’s strategy, the Company expects to continue to seek acquisition opportunities, such as the fiscal year 2018 acquisition of Nutranext, which competes in the dietary supplements category. However, the Company may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive prices. In addition, all acquisitions and investments entail numerous risks, including risks relating to the Company’s ability to:

•	successfully integrate acquired companies, products, systems or personnel into the Company’s existing business operations in an effective, timely and cost efficient manner;

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
The Company has divested and may, in the future, divest certain assets, businesses or brands that do not meet the Company’s strategic objectives or growth targets. With respect to any potential future divestiture, the Company may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any future divestiture could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income or sales resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability and cash flow subsequent to any divestiture. The Company may also be required to recognize impairment charges as a result of a divestiture.
In addition, any potential future acquisitions, new ventures or divestitures may divert the attention of management and resources from matters that are core or critical to the Company’s business.
Government regulations could impose material costs.
Generally, the manufacture, packaging, labeling, storage, distribution, advertising and sale of the Company’s products and the conduct of its business operations must all comply with extensive federal, state and foreign laws and regulations. For example, in the U.S., many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration (including applicable current good manufacturing practice regulations) and/or the Consumer Product Safety Commission, and the Company’s product claims and advertising are regulated by the Federal Trade Commission, among other regulatory agencies. Most states have agencies that regulate in parallel to these federal agencies. The Company’s international operations are also subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. There is also a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, the Company could be subject to inquiries or investigations by governmental and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with applicable law could expose the Company to future impairment charges or significant fines, penalties or other sanctions that may result in a reduction in net income or otherwise adversely impact the business and reputation of the Company.

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
It is expected that federal, state and foreign governments will continue to introduce new and expanded legislation affecting the Company’s operations, which may require the Company to increase its resources, capabilities and expertise in such areas. For example, the Company is subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards, and regulations in other areas, such as with respect to “conflict minerals.” Such regulation could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs. In addition, the Company is subject to laws of various countries where it operates or does business related to solicitation, collection, processing or use of consumer, customer, vendor or employee information or related data, including the European Union's General Data Protection Regulation. Furthermore, additional legislation in the areas of healthcare reform, taxation of domestic and foreign profits, executive compensation and corporate governance, could also increase the Company’s costs. These risks may be increased by the Company’s acquisition of Nutranext and RenewLife, which manufactures products subject to additional regulations, such as those under the Dietary Supplement Health and Education Act.
Additionally, the recent imposition of tariffs on products imported from certain countries have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our balance sheet and results of operations.
If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, including the evolving regulations related to privacy and data security and protection, it could be subject to civil remedies, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect operating results. As the Company expands its natural personal care and healthcare businesses such as through Burt’s Bees®, HealthLink® and Caltech Industries, an increasing number of its products have and will become subject to regulations and laws relating to drugs and medical devices. In addition, as a result of the Company's acquisition of RenewLife and Nutranext, it markets and sells products that are subject to regulations relating to dietary supplements. In order to comply with these laws and regulations, the Company may be required to make changes to product formulation, labeling or marketing claims, perform additional testing to substantiate its product claims, make costly changes in its manufacturing processes or supply chain or stop selling certain products until corrective actions have been taken.
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
Global markets continued to face threats and uncertainty during fiscal year 2018. Future changes to U.S. or foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions or other government actions and foreign currency fluctuations, including devaluations, may lead to continuation of such threats and uncertainty. Uncertain economic and financial market conditions may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. If customers’ financial conditions are adversely affected, customers may reduce their purchases of the Company’s products or the Company may not be able to collect accounts receivable, each of which could have a material adverse impact on the Company’s business operations or financial results.

The Company is subject to risks related to its international operations and international trade.
In fiscal year 2018, 16% of the Company’s net sales were generated in international markets. The Company faces and will continue to face substantial risks associated with its foreign operations, including the following:

•	economic or political instability;

•	price controls and related government actions;

•
foreign currency fluctuations, including devaluations, currency controls and inflation, which may adversely affect the Company’s ability to do business in certain markets and reduce the U.S. dollar value of revenues, profits or cash flows it generates in non-U.S. markets;

•	continued high levels of inflation in Argentina;

•	difficulty in obtaining non-local currency (e.g., U.S. dollars) to pay for the raw materials needed to manufacture the Company’s products and contract-manufactured products;

•	restrictions on or costs related to the repatriation of foreign profits to the U.S.;

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

•	the possibility of nationalization, expropriation of assets or other similar government actions;

•	risks related to natural disasters, terrorism and other events beyond the Company’s control; and

•	risks related to the Company’s discontinued operations in Venezuela.

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
The Company is also exposed to foreign currency exchange rate risks with respect to its net sales, net earnings and cash flow driven by movements of the U.S. dollar relative to other currencies. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease net earnings and cash flow. Although the Company uses instruments to hedge certain foreign currency risks, these hedges only offset a small portion of the Company’s exposure to foreign currency fluctuations, including devaluations, therefore, the Company’s reported net earnings may be negatively affected by changes in foreign exchange rates.
Inflation is another risk associated with the Company’s international operations. For example, effective July 1, 2018, Argentina has been designated as a highly inflationary economy, as it has experienced cumulative inflation of approximately 100 percent or more over a three-year period. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of Argentina will be recorded in net earnings for the first quarter of the Company's fiscal year ending June 30, 2019. Other countries in which the Company operates may also become highly inflationary or such countries’ currencies may be devalued, or both, which may negatively impact the Company’s business operations and financial results.

For further information regarding Argentina, including the recent designation as a highly inflationary economy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1.
The Company may not successfully achieve its innovation goals, or develop and introduce new products and line extensions or expand into adjacent categories and countries, which could adversely impact its financial results.
The Company’s future performance and growth depends on innovation and its ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries. The Company's ability to quickly innovate in order to adapt its products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. This risk is further heightened by the continued evolution of consumer needs, habits and preferences as a result of shifts in U.S. demographics, reflecting various factors including cultural and socioeconomic changes. The Company cannot be certain that it will successfully achieve its innovation goals. The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which the Company may be unable to recoup if the new products do not gain widespread market acceptance. In addition, effective and integrated systems are required for the Company to gather and use consumer data and information to successfully market its products. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and the Company’s net earnings could be adversely affected. In addition, if sales generated by new products cause a decline in sales of the Company’s existing products, the Company’s financial condition and results of operations could be materially adversely affected.
Product liability and labeling claims, commercial claims or other legal proceedings could adversely affect the Company’s net sales and operating results, including cash flow.
The Company has in the past paid, and may be required in the future to pay, for losses or injuries purportedly caused by its products. Such claims may be based on allegations that, among other things, the Company’s products contain contaminants or provide inadequate instructions or warnings regarding their use, have defective packaging, fail to perform as advertised, or damage property or persons. Product liability claims could result in negative publicity that could harm the Company’s reputation, sales and operating results and the reputation of the Company's brands. Furthermore, acquisitions or ventures could also result in the assumption of contingent liabilities, including litigation, which could adversely affect the Company's results of operations and financial condition. In addition, if any of the Company’s products is found to be defective, the Company may recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, insurance recovery for product liability claims may be subject to a retention, exceed the amount of insurance coverage or be excluded under the terms of the policies.
In addition, the Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings , including advertising disputes with competitors, consumer class actions, including those related to advertising claims, labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims and litigation in foreign jurisdictions. The Company may be subject to additional claims, proceedings and actions as it expands into dietary supplements category. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and may in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect its business or financial results or condition. It is not possible to predict the final resolution of the litigation, investigations, disputes or proceedings with which the Company currently is or may in the future become involved. The impact of these matters on the Company’s business, results of operations and financial condition could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these matters.

Profitability and cash flow could suffer if the Company is unable to generate anticipated cost savings, successfully implement its strategies, or efficiently manage supply chain and manufacturing processes.
The Company continues to implement plans to improve its competitive position by setting aggressive annual cost savings targets, and it expects ongoing cost savings from its continuous improvement activities. The Company anticipates these cost savings will result from reducing material costs and manufacturing inefficiencies and realizing productivity gains, distribution efficiencies and overhead reductions. If the Company cannot successfully implement its cost savings plans or the cost of making these changes increases, the Company may not realize all anticipated benefits, which could adversely affect its financial results or its long-term strategies, such as the 2020 Strategy, which includes financial goals such as annual net sales growth of 3-5%, annual EBIT margin growth between 25-50 basis points and annual free cash flow as a percentage of net sales of about 11-13%. The Company also continues to seek to penetrate new markets and introduce new products and product innovations. These goals and strategies may not be implemented or may fail to achieve desired results, and the Company may fail to achieve one or more of the financial goals for one or more of the relevant fiscal years. In addition, the Company expects to continue to restructure its operations as necessary to improve operational efficiency, including occasionally opening or closing offices, facilities or plants. Gaining additional efficiencies may become increasingly difficult over time, there may be one-time costs relating to facility closures or other restructurings and anticipated cost savings and the Company’s strategies may not be implemented or may fail to achieve desired results. If the Company is unable to generate anticipated costs savings, successfully implement its strategies or efficiently manage its supply chain and manufacturing processes, the Company’s financial results could suffer. These plans and strategies could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s financial results.
Increases in the estimated fair value of the Procter & Gamble Co. ("P&G's") interest in the Company’s Glad® business, such as the significant increase over the first half of fiscal year 2018 due to the enactment of H.R. 1, also known as the "Tax Cuts and Jobs Act" (the "Tax Act"), and the extension of the venture agreement with, and the related R&D support provided by, P&G, increase the value of the Company’s obligation to purchase P&G’s interest in the Glad® business upon the termination of the venture agreement and may, in the future, adversely affect the Company’s net earnings and cash flow.

In January 2003, the Company entered into a venture agreement with P&G related to the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides research and development support to the Glad® business. The agreement with P&G was extended in December 2017 and the agreement will now expire in January 2026 unless the parties agree to further extend the term. The agreement requires the Company to purchase P&G’s 20% interest at the expiration of its term for cash at fair value as established by predetermined valuation procedures. As of June 30, 2018 and June 30, 2017, the estimated fair value of P&G's interest was $631 million and $458 million, respectively, of which $341 million and $317 million, respectively, has been recognized by the Company and is reflected in Other liabilities in the Company's Condensed Consolidated Balance Sheet (Unaudited). The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. The estimated fair value of P&G's interest, which has increased significantly over the past several years, increased by $173 million from June 30, 2017 to June 30, 2018, primarily as a result of the enactment of the Tax Act and the extension of the venture agreement with, and the related R&D support provided by, P&G, and may continue to change up until any such purchase by the Company of P&G’s interest. The key assumptions and estimates used to arrive at the estimated fair value include, but are not limited to, tax rates, the rate at which future cash flows are discounted (discount rate), commodity prices, future volume estimates, net sales and expense growth rates, changes in working capital, capital expenditures, foreign exchange rates, inflation and perpetuity growth rates. Any changes in such assumptions or estimates could significantly affect such estimated fair value and, accordingly, the value of the Company’s repurchase obligation and may adversely affect the Company’s net earnings up until any such purchase and cash flow at the time of any such purchase. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 of Notes to Consolidated Financial Statements in Exhibit 99.1.
Loss of, or inability to attract, key personnel could adversely impact the Company’s business.
The Company’s success depends, in part, on its ability to retain its key personnel, including its executive officers and senior management team. The unexpected loss of one or more of the Company’s key employees could disrupt its business. The Company’s success also depends, in part, on its continuing ability to identify, hire, develop and retain other highly qualified personnel. Competition for these employees can be intense, especially in the San Francisco Bay Area, where the Company’s headquarters and largest research facility are located. In addition, the Company's employees may be targeted and recruited by other companies. As the Company expands into new categories or markets, including more regulated businesses, it will also require personnel with relevant training and experience in such categories or markets. The Company may not be able to attract, or retain qualified personnel in the future, and its failure to do so or the compensation costs of doing so could adversely affect the Company.

Reliance on a limited base of suppliers may result in disruptions to the Company’s business.
The Company relies on a limited number of suppliers for certain commodities and raw material inputs, including sole-source and single-source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. New suppliers have to be qualified under Company standards and may also have to be qualified under governmental and industry standards, and any relevant standards of the Company's customers, which may require additional investment and time. The Company could experience disruptions in production and other supply chain issues, which could result in out-of-stock conditions, and its financial results and relationships with customers could be adversely affected if the Company is unable to qualify any needed new suppliers or maintain supplier arrangements and relationships, if it is unable to contract with suppliers at the quantity, quality and price levels needed for its business, if any of the Company’s key suppliers becomes insolvent or experiences financial distress, or if any environmental, economic or other outside factors impact its operations.
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
The Company had a recorded liability of $28 million as of June 30, 2018 and 2017, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. One matter, which accounted for $14 million of the recorded liability as of June 30, 2018 and 2017, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. Another matter, in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for $12 million of the recorded liability as of June 30, 2018 and 2017. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies, and the Company’s exposure may exceed the amount recorded for these matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.
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
Operations at facilities of the Company, its suppliers (including sole-source and single-source suppliers), service providers and retail customers are subject to disruption for a variety of reasons, including work stoppages, demonstrations, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues. The Company’s corporate headquarters and primary research and development facility are located near major earthquake fault lines in California. If a major disruption at the Company or its suppliers were to occur, it could result in injury to people, damages to the natural environment, temporary loss of access to critical data, delays in shipments of products to customers, disruptions in the Company's supply chain or suspension of operations. Any such disruption could have a material adverse impact on the Company and its financial results.

Failure to maximize, successfully assert or successfully defend the Company’s intellectual property rights could impact its competitiveness.
The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands, products, packaging for its products, inventions and confidential information. The Company cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions and product innovations. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which the Company’s products are or may be sold may not protect intellectual property rights to the same extent as the laws of the U.S. It is also possible that the Company’s brands may not be available for use in certain countries due to prior third party rights, thereby limiting expansion of the Company's brands. If other parties infringe the Company’s intellectual property rights, they may dilute or diminish the value of the Company’s brands and products in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its net sales. The failure to perfect and protect its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, operating results, and financial condition.
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
The Company's judgments regarding the accounting for tax positions, the resolution of tax disputes and the effects of the Tax Act on our business and our company could be materially different from our current estimates or expectations, all of which could impact the Company's net earnings and cash flow.
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
Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may also impact the Company’s effective tax rate and the Company’s financial results, and changes in tax laws, such as the Tax Act which was signed into law on December 22, 2017, could create uncertainty and have a material impact the Company’s operating results. The Tax Act, among other things, contains significant changes to corporate taxation, including a reduction of the U.S. corporation statutory income tax rate to 21% from 35%, one-time taxation of accumulated foreign earnings regardless of whether they are repatriated, limitations on the deduction for interest expense, immediate tax deductions for five years for new investments instead of deductions for depreciation expense over time, disallowance of deductions for certain-performance based compensation, elimination of the deduction for certain domestic production activities and a migration from a “worldwide” system of taxation to a modified territorial system. Although we continue to assess and analyze the full effects of the Tax Act on our business and the Company, we expect the Tax Act, as a whole, will reduce our effective tax rate in future periods, in addition to fiscal year 2018. In addition, although we expect a positive impact to our cash flows from the Tax Act, such impact will be realized in future periods as we realize the benefit from the lower effective tax rates.

We are continuing to assess and analyze the accounting for the impacts of the Tax Act. Moreover, the process of adopting extensive tax legislation in a short amount of time may have led to drafting errors, issues needing clarification and unintended consequences that Congress may decide to review in subsequent tax legislation. In addition, interpretation of many provisions of the Tax Act is still unclear. It is not clear when, or whether, Congress may address any of these issues or when the Internal Revenue Service may issue additional administrative guidance on the changes made in the Tax Act. In addition, the FASB provided guidance intended to clarify the accounting for certain aspects of the Tax Act. Furthermore, foreign countries may decide to enact tax laws that may negatively affect our foreign tax liabilities in retaliation for any real or perceived negative effects of the Tax Act on their countries that they deem unfair or for other reasons and/or states or local government may decide to enact tax laws that may increase tax liabilities for companies doing business in such jurisdictions as they see opportunities to increase state and local corporate taxes after the federal corporate tax rate was reduced by the Tax Act.

We continue to assess and analyze the impact of the Tax Act on our business and our Company. Accordingly, some of the income tax effects reflected in our Consolidated Financial Statements are provisional amounts. For example, provisional amounts are reported for our revaluation of net deferred tax liabilities and for our one-time transition tax on accumulated foreign earnings. In addition, certain underlying income tax effects embedded within the valuations of certain balance sheet items, including the liability related to our obligation to purchase P&G’s 20% interest in our Glad® business upon the termination of our venture agreement with P&G, may be subject to change as we finalize the provisional elements in our assessment of the Tax Act. The estimated impacts of the Tax Act, including with respect to our revaluation of net deferred tax liabilities, assessment of our deferred taxes related to foreign unremitted earnings, estimate of our effective tax rates for future periods and valuation of our potential obligation to purchase P&G’s interest in our Glad® business, are based on management’s current assessment and estimates and could be materially different based on our actual results for future periods, our further analysis of the Tax Act, any additional Congressional, administrative and FASB actions or guidance related to the Tax Act and any actions that we may take as a result of the Tax Act. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements.
The Company’s indebtedness could adversely affect its business operations and financial results and prevent the Company from fulfilling its obligations, and the Company may not be able to maintain its current credit ratings, may not continue to pay dividends or repurchase its stock and may not remain in compliance with existing debt covenants.
As of June 30, 2018, the Company had over $2 billion of debt. The Company’s indebtedness could have important consequences. For example, it could:

•
require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchase the Company's common stock and for other general corporate purposes;

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
The Company may incur substantial additional indebtedness in the future to fund acquisitions, repurchase stock or fund other activities for general business purposes. If new debt is added to the current debt levels, the related risks that the Company now faces could limit its ability to access debt capital markets or other forms of financing and result in increased borrowing costs. Further, certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of June 30, 2018, the Company had been assigned investment-grade ratings with both Standard & Poor’s and Moody’s. However, if the Company’s credit rating were to fall below investment grade, the counterparties to the derivative instruments in net liability positions could request full collateralization.

Although the Company has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its stock subject to certain limitations under its stock repurchase programs, any determinations by the board of directors to continue to declare and pay cash dividends on the Company’s common stock or to repurchase the Company’s common stock will be based primarily upon the Company’s financial condition, results of operations and business requirements, its access to debt capital markets or other forms of financing, the price of its common stock in the case of the repurchase program and the board of directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event the Company does not declare and pay a quarterly dividend or discontinues its stock repurchases, the Company’s stock price could be adversely affected. The Company is subject to compliance with the Company’s existing debt covenants. As of June 30, 2018, the Company could add approximately $4 billion in incremental debt and remain in compliance with its debt covenants, although the actual amount that the Company may be able to borrow in the future may exceed this amount. Failure by the Company to comply with the financial and other restrictive covenants in its debt documents could result in an event of default that, if not cured or waived, could have a significant adverse effect on the Company.
The Company’s continued growth and expansion and reliance on third-party service providers could adversely affect its internal control over financial reporting, which could harm its business and financial results.
Clorox management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets, such as its acquisition of Nutranext and RenewLife, may place significant additional pressure on the Company’s system of internal control over financial reporting and require the Company to update its internal control over financial reporting to integrate such acquisitions. Moreover, the Company engages the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and shareholder claims.
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
The Company’s financial projections are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing, volume and product mix, foreign exchange rates and volatility, commodity prices, distribution, cost savings, accruals for estimated liabilities, including litigation reserves, goodwill, measurement of benefit obligations for pension and other postretirement benefit plans and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its stock, make acquisitions, pay dividends and meet debt obligations. While the Company’s financial projections are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, the Company’s actual results may differ materially from its financial projections. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.
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
ITEM 1.B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Production and Distribution Facilities
The Company owns or leases and operates 21 manufacturing facilities in North America and owns or leases and operates 13 manufacturing facilities outside North America. The Company also leases 6 regional distribution centers in North America and several other warehouse facilities in the U.S. and international markets. Management believes the Company’s owned and leased production and distribution facilities are adequate to support the business efficiently, and that the Company’s properties and equipment have generally been well maintained. The Company is continually performing a supply-chain efficiency analysis, which may lead to closures of domestic and international manufacturing facilities and the redistribution of production between its remaining facilities and contract manufacturers to optimize availability and capacity and to seek to reduce operating costs.
Offices and Research and Development Facilities
Since 2011, the Company has leased a facility located in Pleasanton, CA, which houses the Company’s primary research and development group as well as other administrative and operational support personnel. The facility features state-of-the-art labs and open work spaces to encourage creativity, collaboration and innovation. The Company leases office space in Oakland, CA for its corporate headquarters. The Company owns a research and development facility located at its plant in Buenos Aires, Argentina and Santa Cruz, CA. The Company also conducts research and development activities and engineering research in leased facilities in Willowbrook, IL; Durham, NC; and Cincinnati, OH. Leased sales offices and other facilities are located at a number of other locations.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages, year first elected and current titles of each of the executive officers of the Company as of August 14, 2018, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Benno Dorer	54	2009	Chairman and Chief Executive Officer
Laura Stein	56	2005	Executive Vice President – General Counsel and Corporate Affairs
Dawn Willoughby	49	2013	Executive Vice President – Chief Operating Officer
Jon Balousek	49	2013	Executive Vice President – Specialty and Corporate Development
Linda Rendle	40	2016	Executive Vice President – Cleaning and Strategy
William S. Bailey	52	2016	Senior Vice President – Corporate Business Development
Diego J. Barral	48	2018	Senior Vice President – General Manager, International Division
Michael R. Costello	52	2011	Senior Vice President – General Manager, Nutranext and RenewLife
Denise Garner	55	2015	Senior Vice President – Chief Innovation Officer
Kevin B. Jacobsen	52	2018	Senior Vice President – Chief Financial Officer
Matthew Laszlo	48	2015	Senior Vice President – Chief Customer Officer
Kirsten Marriner	45	2016	Senior Vice President – Chief People Officer
John J. McNulty	62	2018	Senior Vice President – Chief Information Officer
Andrew J. Mowery	52	2018	Senior Vice President – Chief Product Supply Officer
Eric Reynolds	48	2015	Senior Vice President – Chief Marketing Officer
There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information.
Benno Dorer is the chairman and chief executive officer of the Company, a position he has held since August 2016. Prior to this role, he served as chief executive officer of the Company from November 2014 until August 2016. From January 2013 to November 2014, he served as executive vice president – chief operating officer, cleaning, international and corporate strategy. From March 2011 to December 2012, he served as senior vice president – cleaning division and Canada. He served as senior vice president – general manager, cleaning division from June 2009 to March 2011. Mr. Dorer joined the Company in 2005. Prior to joining the Company, he served in various roles at The Procter & Gamble Company.

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
Dawn Willoughby is the executive vice president – chief operating officer of the Company, a position she has held since April 2017. Prior to this role, she served as executive vice president – chief operating officer, cleaning, international and corporate strategy of the Company, having taken on responsibility for corporate strategy in August 2016; and cleaning and international in September 2014 and for the professional products division in November 2014. Prior to this role, she served as senior vice president – general manager, cleaning division from January 2013 to September 2014. She served as vice president – general manager, home care, from October 2012 to January 2013, and vice president – general manager, Glad® Products from January 2010 to October 2012. Ms. Willoughby joined the Company in 2001.
Jon Balousek is the executive vice president – specialty and corporate development of the Company, having served as executive vice president since June 2018, and having taken on responsibility for corporate development in June 2018. Prior to this role, he served as senior vice president – general manager, specialty division from January 2013 to June 2018. He served as vice president – general manager, litter, food & charcoal from October 2011 to December 2012, and vice president – marketing, cleaning division from October 2008 to September 2011. Mr. Balousek joined the Company in 1991.
Linda Rendle is the executive vice president – cleaning and strategy of the Company, having served as executive vice president since June 2018, and having taken on strategy in June 2018. Prior to this role, she served as senior vice president – general manager, cleaning division of the Company, from August 2016 to June 2018, having taken on responsibility for the professional products division in April 2017. She served as vice president – general manager, home care from October 2014 to August 2016. From April 2012 to October 2014, she served as vice president – sales, cleaning division. From August 2011 to April 2012, she served as director of sales planning – litter, food & charcoal. From January 2010 to August 2011, she served as director of sales – supply chain. Ms. Rendle joined the Company in 2003.
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
Diego J. Barral is the senior vice president – general manager, international of the Company, a position he has held since April 2018. Prior to this role, he served as vice president – general manager, Latin America, from January 2012 to April 2018. Mr. Barral joined the company in 1995 and has served in various finance, procurement, business development and international roles.
Michael R. Costello is the senior vice president – general manager, Nutranext and RenewLife, a position he has held since April 2018. Prior to this role, he served as senior vice president – international from September 2013 to April 2018. He served as vice president – general manager, international, from March 2011 to August 2013. From July 2009 through March 2011, he served as vice president – general manager, Latin America and Europe. Mr. Costello joined the Company in 1988.
Denise Garner is the senior vice president – chief innovation officer of the Company, a position she has held since January 2015. Prior to this role, she served as vice president, R&D – global cleaning & international, from January 2010 to December 2014. Ms. Garner joined the Company in 1988.
Kevin B. Jacobsen is the senior vice president – chief financial officer of the Company, a position he has held since April 2018. Prior to this role, he served as vice president – financial planning and analysis, from November 2011 through March 2018. Mr. Jacobsen joined the Company in 1995 and has held a number of senior leadership roles in the Company's finance department over the years, including serving as the finance leader for the specialty division, head of finance for Brazil operation, the product supply organization and various business units.
Matthew Laszlo is the senior vice president – chief customer officer of the Company, a position he has held since October 2014. Prior to this role, he served as vice president – general manager, professional products division, from October 2013 to October 2014. From January 2012 to October 2013, he served as vice president – sales, professional products division. From January 2010 to January 2012 he served as director – field sales, professional products division. Mr. Laszlo joined the Company in 2005.

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
John J. McNulty is the senior vice president and chief information officer of the Company, a position he has held since July 2018.  Prior to this role, he served as vice president – global support and delivery from January 2018 to June 2018. From July 2016 to January 2018, he was vice president – performance management. Prior to joining the Company, he served as a partner at Nathanson and Company from September 2000 to July 2016. Mr. McNulty joined the Company in 2016.
Andrew J. Mowery is the senior vice president – chief product supply officer of the Company, a position he has held since December 2017. Prior to this role, he served as vice president – product supply operations, from February 2014 to November 2017. He served as vice president – global strategic sourcing & supply chain strategy from April 2011 to February 2014. Mr. Mowery joined the Company as vice president – global strategic sourcing in April 2009. Prior to joining the Company, he worked in a variety of supply chain roles at Johnson & Johnson from 1988 to 2009.
Eric Reynolds is the senior vice president – chief marketing officer of the Company, a position he has held since January 2015. Prior to this role, he served as vice president – general manager, Europe, Middle East, Africa and Asia from May 2012 to January 2015. From May 2011 to April 2012, he was director, international business development. From June 2008 to April 2011 he was general manager, Caribbean. Mr. Reynolds joined the Company in 1998.

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
Holders
The number of record holders of the Company’s common stock as of July 27, 2018, was 10,422 based on information provided by the Company’s transfer agent.
Dividends
The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in the Notes to Consolidated Financial Statements in Exhibit 99.1, incorporated herein by reference.
Equity Compensation Plan Information
See Part III, Item 12 hereof.
Issuer Purchases of Equity Securities
In May 2018, the Board of Directors authorized the Company to repurchase up to $2,000 million in shares of common stock on the open market (the 2018 Open-Market Program), which has no expiration date and replaced the prior open-market purchase program with an authorized aggregate purchase amount of up to $750 million which had not been utilized prior to termination in May 2018.
In August 1999, the Board of Directors authorized a stock repurchase program to reduce or eliminate dilution upon the issuance of common stock pursuant to the Company’s stock compensation plans (the Evergreen Program). In November 2005, the Board of Directors authorized the extension of the Evergreen Program to reduce or eliminate dilution in connection with issuances of common stock pursuant to the Company’s 2005 Stock Incentive Plan. The Evergreen Program has no expiration date and has no specified limit as to dollar amount and therefore is not included in column [d] below.
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2018.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2018	—	$—	—	$750 million
May 1 to 31, 2018	850,000	120.06	850,000	$1,996 million
June 1 to 30, 2018	845,000	126.59	845,000	$1,905 million
	1,695,000	$123.32	1,695,000

(1)
Of the shares purchased in May 2018, 815,457 shares were acquired pursuant to the Company’s Evergreen Program and 34,543 shares were acquired pursuant to the Company’s 2018 Open-Market Program. Of the shares purchased in June 2018, 714,179 shares were acquired pursuant to the 2018 Open-Market Program and 130,821 shares were acquired pursuant to the Evergreen Program.

(2)	Average price paid per share in the period includes commission.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.
Change in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9.B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information regarding the executive officers of the registrant is reported in Part I of this Report.
The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer, among others. The Code of Conduct is located on the Company’s website at TheCloroxCompany.com under Who We Are/Corporate Governance/Code of Conduct or https://www.thecloroxcompany.com/who-we-are/corporate-governance/codes-of-conduct/. The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its Code of Conduct by posting such information on the Company’s website. The Company’s website also contains its corporate governance guidelines and the charters of its principal board committees.
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
Reports of Independent Registered Public Accounting Firm.
Consolidated Statements of Earnings for the fiscal years ended June 30, 2018, 2017 and 2016.
Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2018, 2017 and 2016.
Consolidated Balance Sheets as of June 30, 2018 and 2017.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements.
Valuation and Qualifying Accounts and Reserves included in Exhibit 99.2, incorporated herein by reference.

(b)	Exhibits:
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	September 15, 2016
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	December 9, 2014
4.8	Sixth Supplemental Indenture, dated as of September 28, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 28, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.9	Seventh Supplemental Indenture, dated as of May 9, 2018, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 9, 2018
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.	10-K	001-07151	10.8	August 25, 2014
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2015.	10-Q	001-07151	10.1	November 2, 2015
10.7*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2016.	10-Q	001-07151	10.1	November 2, 2016
10.8*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2017.	10-Q	001-07151	10.2	November 1, 2017
10.9*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-Q	001-07151	10.1	November 1, 2017
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-Q	001-07151	10.3	November 1, 2017
10.11*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.12*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.13*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.14*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.15*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.16*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.17*	Amendment No. 3 to The Clorox Company Supplemental Executive Retirement Plan, effective as of March 28, 2018.	10-Q	001-07151	10.1	May 2, 2018
10.18*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.19*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.20*	First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.	10-Q	001-07151	10.1	February 5, 2015
10.21*	Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.	10-Q	001-07151	10.2	February 5, 2015
10.22*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.23*	Amendment No. 1 to The Clorox Company Executive Retirement Plan.	10-K	001-07151	10.22	August 16, 2016
10.24*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.25*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.26*	The Clorox Company Director Equity Award Policy, effective as of November 15, 2017.
10.27	Credit Agreement dated as of February 8, 2017, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A., as Servicing Agent.	8-K	001-07151	10.1	February 10, 2017
10.28	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016
10.29	Amendment No. 1 to the Amended and Restated Joint Venture Agreement, dated as of October 15, 2010, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 2, 2018
10.30	First Extension and Amendment of the Amended and Restated Joint Venture Agreement, dated as of December 20, 2017, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.1	February 2, 2018
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Valuation and Qualifying Accounts and Reserves.
99.3	Reconciliation of Economic Profit (Unaudited).
101
The following materials from The Clorox Company’s Annual Report on Form 10-K for the year ended June 30, 2018 are formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

THE CLOROX COMPANY

Date: August 14, 2018	By:	/s/ Benno Dorer
Benno Dorer
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. Banse	Director	August 14, 2018
A. Banse
/s/ R. H. Carmona	Director	August 14, 2018
R. H. Carmona
/s/ S. C. Fleischer	Director	August 14, 2018
S. C. Fleischer
/s/ E. Lee	Director	August 14, 2018
E. Lee
/s/ A. D. D. Mackay	Director	August 14, 2018
A. D. D. Mackay
/s/ R. W. Matschullat	Director	August 14, 2018
R. W. Matschullat
/s/ J. Noddle	Director	August 14, 2018
J. Noddle
/s/ M. J. Shattock	Director	August 14, 2018
M. J. Shattock
/s/ P. Thomas-Graham	Director	August 14, 2018
P. Thomas-Graham
/s/ C. M. Ticknor	Director	August 14, 2018
C. M. Ticknor
/s/ R. J. Weiner	Director	August 14, 2018
R. J. Weiner
/s/ C. J. Williams	Director	August 14, 2018
C. J. Williams
/s/ B. Dorer	Chairman and Chief Executive Officer (Principal Executive Officer)	August 14, 2018
B. Dorer
/s/ K. B. Jacobsen	Senior Vice President – Chief Financial Officer (Principal Financial Officer)	August 14, 2018
K. B. Jacobsen
/s/ J. R. Baker	Vice President – Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 14, 2018
J. R. Baker