Form 10-Q
period 2018-09-30
CLOROX CO /DE/
filed 2018-10-31
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 17, 2018, there were 127,652,097 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended
	9/30/2018	9/30/2017
Net sales	$1,563	$1,500
Cost of products sold	885	827
Gross profit	678	673
Selling and administrative expenses	212	204
Advertising costs	139	134
Research and development costs	32	32
Interest expense	24	21
Other (income) expense, net	3	3
Earnings from continuing operations before income taxes	268	279
Income taxes on continuing operations	58	87
Earnings from continuing operations	210	192
Earnings (losses) from discontinued operations, net of tax	—	—
Net earnings	$210	$192
Net earnings (losses) per share
Basic
Continuing operations	$1.65	$1.49
Discontinued operations	—	—
Basic net earnings per share	$1.65	$1.49
Diluted
Continuing operations	$1.62	$1.46
Discontinued operations	—	—
Diluted net earnings per share	$1.62	$1.46
Weighted average shares outstanding (in thousands)
Basic	127,803	129,019
Diluted	129,946	131,509
Dividends per share declared	$0.96	$0.84
Comprehensive income	$210	$211

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	9/30/2018	6/30/2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$162	$131
Receivables, net	568	600
Inventories, net	519	506
Prepaid expenses and other current assets	68	74
Total current assets	1,317	1,311
Property, plant and equipment, net of accumulated depreciation and amortization of $2,084 and $2,061, respectively	988	996
Goodwill	1,602	1,602
Trademarks, net	794	795
Other intangible assets, net	131	134
Other assets	226	222
Total assets	$5,058	$5,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$280	$199
Accounts payable and accrued liabilities	947	1,001
Income taxes payable	8	—
Total current liabilities	1,235	1,200
Long-term debt	2,285	2,284
Other liabilities	793	778
Deferred income taxes	68	72
Total liabilities	4,381	4,334
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of September 30, 2018 and June 30, 2018; and 127,605,069 and 127,982,767 shares outstanding as of September 30, 2018 and June 30, 2018, respectively	159	159
Additional paid-in capital	984	975
Retained earnings	2,883	2,797
Treasury shares, at cost: 31,136,392 and 30,758,694 shares as of September 30, 2018 and June 30, 2018, respectively	(2,802)	(2,658)
Accumulated other comprehensive net (loss) income	(547)	(547)
Stockholders’ equity	677	726
Total liabilities and stockholders’ equity	$5,058	$5,060

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2018	9/30/2017
		(As Adjusted*)
Operating activities:
Net earnings	$210	$192
Deduct: Losses from discontinued operations, net of tax	—	—
Earnings from continuing operations	210	192
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	44	40
Stock-based compensation	8	12
Deferred income taxes	(3)	(4)
Other	16	18
Changes in:
Receivables, net	33	35
Inventories, net	(13)	(10)
Prepaid expenses and other current assets	(13)	(6)
Accounts payable and accrued liabilities	(52)	(89)
Income taxes payable	29	71
Net cash provided by continuing operations	259	259
Net cash provided by (used for) discontinued operations	—	1
Net cash provided by operations	259	260
Investing activities:
Capital expenditures	(36)	(49)
Other	—	13
Net cash used for investing activities	(36)	(36)
Financing activities:
Notes and loans payable, net	80	(391)
Long-term debt borrowings, net of issuance costs	—	396
Treasury stock purchased	(203)	(66)
Cash dividends paid	(122)	(108)
Issuance of common stock for employee stock plans and other	53	(7)
Net cash used for financing activities	(192)	(176)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	4
Net increase in cash, cash equivalents, and restricted cash	31	52
Cash, cash equivalents, and restricted cash:
Beginning of period	134	419
End of period	$165	$471

*Adjusted to reflect the retrospective adoption of Accounting Standards Update (ASU) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” effective July 1, 2018. As of September 30, 2018 and 2017 and June 30, 2018 and 2017, the Company had $3, $3, $3 and $2 of restricted cash, respectively, and the restricted cash was included in Prepaid expenses and other current assets and Other assets in the condensed consolidated balance sheets.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2018 and 2017, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain prior year reclassifications were made in the condensed consolidated statements of cash flows to conform to the current year presentation. The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2018, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Revenue Recognition

Revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company's performance obligation generally consists of the promise to sell finished products to wholesalers, distributors, retailers or consumers. Control of the finished products are transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, the Company has completed its performance obligation, and revenue is recognized. After completion of the performance obligation, there is an unconditional right to consideration as outlined in the contract. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. The Company typically collects its customer receivables within two months. All performance obligations under the terms of contracts with customers have an original duration of one year or less.

The Company routinely commits to one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. Programs include shelf price reductions, end-of-aisle or in-store displays of the Company’s products and graphics and other trade-promotion activities conducted by the customer. The costs of such activities, defined as variable consideration under Topic 606 of the Accounting Standards Codification, "Revenue from Contracts with Customers," are netted against sales and recorded when the related sale takes place. The accruals for trade promotion programs and consumer coupon liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date. The Company uses forecasted appropriations, historical trend analysis, and customer and sales organization inputs in determining the accruals for promotional activities, and uses historical trend experience and coupon redemption estimates for the coupon accrual requirements.

The Company provides an allowance for doubtful accounts based on its historical experience and ongoing assessment of its customers’ credit risk and aging. Receivables are presented net of the allowance for doubtful accounts.

Foreign Currency Transactions and Translation

Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, since it has experienced cumulative inflation of approximately 100 percent or more over a three-year period. As a result, beginning July 1, 2018, the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina (collectively, "Clorox Argentina"). Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities for Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which amends its guidance to allow a reclassification from Accumulated Other Comprehensive Income to Retained Earnings for the stranded income tax effects resulting from The Tax Cuts and Jobs Act of 2017 (the Tax Act). The amendments are effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will potentially have on its consolidated financial statements.
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation will depend on the classification of a lease as either a finance or an operating lease. ASU 2016-02 also requires expanded disclosures about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842), Targeted Improvements," which provides an optional transition method in applying the new lease standard. Topic 842 can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or as permitted by ASU 2018-11, at the beginning of the period in which it is adopted. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company has initiated its plan for the adoption and implementation of this new accounting standard, including assessing its lease arrangements and implementing software to meet the reporting and disclosure requirements of this standard. Additionally, the Company is in the process of identifying changes to its business processes and controls to support the adoption and is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Recently Adopted Accounting Standards

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

The Company adopted the new guidance on a modified retrospective basis effective July 1, 2018, and does not expect the guidance to have a material impact on the Company's annual consolidated financial statements. However, there will be an impact on the Company’s financial results in the interim periods due to the timing of recognition for certain trade promotion spending. Due to a change in the timing of recognition for certain trade promotion spending, the Company recorded an immaterial cumulative effect of initially applying the new guidance as an adjustment to the fiscal year 2019 opening balance of Retained earnings. Results for periods beginning on or after July 1, 2018 are recognized and presented in accordance with Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the prior accounting guidance under Topic 605, "Revenue Recognition." The Company has made changes to its accounting policies, business processes, systems and controls to align with the new revenue recognition guidance and disclosure requirements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires presenting the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period. This standard also requires that other components of the net periodic benefit cost be presented separately from the line item(s) that includes service costs and outside of any subtotal of operating income, if one is presented, on a retrospective basis. The Company adopted this new guidance in the first quarter of fiscal year 2019 and the adoption did not have a material impact on the Company's consolidated financial statements. Following the adoption of this guidance, the Company records the non-service cost components of net periodic benefit cost in Other (income) expense, net.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which amends its guidance to address the initial accounting for the income tax effects of the Tax Act, which was enacted on December 22, 2017 (enactment date). This new guidance allows reasonable estimates of income tax effects to be reported as provisional amounts during the measurement period, which is one year from the enactment date, when the necessary information is not available, prepared, or analyzed in sufficient detail to complete the accounting. The amendments also added specific disclosure requirements. The Company has adopted this new guidance. The Company recorded $81 of provisional benefits in the second quarter of fiscal year 2018. Refer to Note 6 for more information.

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
There were no net sales for each of the three months ended September 30, 2018 and 2017, and losses from discontinued operations, net of tax were insignificant for these same periods.

NOTE 3. BUSINESS ACQUIRED

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

The total consideration paid of $681, which included post-closing working capital and other adjustments, was initially funded through commercial paper borrowings and subsequently repaid using a combination of long-term debt financing and cash repatriated from foreign subsidiaries. The assets and liabilities of Nutranext were recorded at their respective estimated fair value as of the acquisition date using generally accepted accounting principles for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill in the Lifestyle and Household reportable segments of $309 and $102, respectively. The goodwill of $411 is primarily attributable to the synergies, including those with the digestive health business, expected to arise after the acquisition and reflects the value of further expanding the Company’s portfolio into the health and wellness arena. Of the total goodwill, $363 is expected to be deductible for tax purposes.

The following table summarizes the estimated fair value of Nutranext's assets acquired and liabilities assumed and the related deferred income taxes as of the acquisition date. Due to the timing of the acquisition, the fair value of the assets acquired and liabilities assumed are based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to goodwill and income taxes. The weighted-average estimated useful life of intangible assets subject to amortization is 15 years.

Nutranext
Goodwill ($309 in Lifestyle reportable segment and $102 in Household reportable segment)	$411
Trademarks	143
Customer relationships	75
Property, plant and equipment	49
Working capital, net	23
Deferred income taxes	(20)
Consideration paid	$681
Effective April 2, 2018, Nutranext was consolidated into the Company's results of operations. Results for Nutranext's global business are reflected in the Lifestyle reportable segment.
Pro forma results reflecting the acquisition were not presented because the acquisition did not meet the threshold requirements for additional disclosure.

NOTE 4. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	9/30/2018	6/30/2018
Finished goods	$408	$395
Raw materials and packaging	135	129
Work in process	7	9
LIFO allowances	(31)	(27)
Total	$519	$506

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Risk Management and Derivative Instruments

The Company is exposed to certain commodity, foreign currency and interest rate risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.

Commodity Price Risk Management

The Company may use commodity exchange traded futures and over-the-counter swap contracts, which are generally no longer than 2 years, to fix the price of a portion of its forecasted raw material requirements. Commodity purchase contracts are measured at fair value using market quotations obtained from the Chicago Board of Trade commodity futures exchange and commodity derivative dealers.

As of September 30, 2018, the notional amount of commodity derivatives was $39, of which $28 related to soybean oil futures used for the food business and $11 related to jet fuel swaps used for the charcoal business. As of June 30, 2018, the notional amount of commodity derivatives was $34, of which $24 related to soybean oil futures and $10 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $39 as of September 30, 2018, and $50 as of June 30, 2018.

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

As of September 30, 2018 and June 30, 2018, the Company had no outstanding interest rate forward contracts.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Commodity, Foreign Exchange and Interest Rate Derivatives

The Company designates its commodity forward and future contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory, and interest rate forward contracts for forecasted interest payments as cash flow hedges.

The effects of derivative instruments designated as hedging instruments on Other comprehensive income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended
	9/30/2018	9/30/2017
Commodity purchase derivative contracts	$4	$2
Foreign exchange derivative contracts	—	(1)
Interest rate derivative contracts	—	2
Total	$4	$3

	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
	Three Months Ended
	9/30/2018	9/30/2017
Commodity purchase derivative contracts	$4	$—
Foreign exchange derivative contracts	1	(1)
Interest rate derivative contracts	(2)	(2)
Total	$3	$(3)

The gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings during the three months ended September 30, 2018 and 2017, for commodity purchase and foreign exchange contracts were included in Cost of products sold, and for interest rate contracts were included in Interest expense.

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of September 30, 2018, which is expected to be reclassified into Net earnings within the next twelve months is $(3). Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Net earnings. During the three months ended September 30, 2018 and 2017, hedge ineffectiveness was not significant.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of September 30, 2018 and June 30, 2018, none contained such terms. As of September 30, 2018 and June 30, 2018, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings of the Company and its counterparties, as assigned by Standard & Poor’s and Moody’s, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2018 and June 30, 2018, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of September 30, 2018 and June 30, 2018, the Company maintained cash margin balances related to exchange-traded futures contracts of $2, which are classified as Prepaid expenses and other current assets in the condensed consolidated balance sheets.

Trust Assets

The Company has held interests in mutual funds and cash equivalents as part of the trust assets related to its nonqualified deferred compensation plans. The participants in the nonqualified deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which to invest their compensation deferrals in accordance with the terms of the plans and within the confines of the trusts, which hold the marketable securities. The trusts represent variable interest entities for which the Company is considered the primary beneficiary, and, therefore, trust assets are consolidated and included in Other assets in the condensed consolidated balance sheets. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments.

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

As of September 30, 2018 and June 30, 2018, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

			9/30/2018		6/30/2018
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments including money market funds	Cash and cash equivalents (a)	1	$40	$40	$24	$24
Time deposits	Cash and cash equivalents (a)	2	32	32	23	23
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	4	4	3	3
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	2	2
Trust assets for nonqualified deferred compensation plans	Other assets	1	93	93	86	86
			$170	$170	$138	$138
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$280	$280	$199	$199
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	1	1	1	1
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	2,285	2,269	2,284	2,269
			$2,566	$2,550	$2,484	$2,469
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

NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 21.5% and 31.3% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate on earnings from continuing operations for the current period was primarily due to the corporate income tax rate reduction resulting from enactment of the Tax Act during the second quarter of fiscal year 2018 (the period of the Tax Act's enactment).

The Tax Act was signed into law by the President of the United States on December 22, 2017. The Tax Act makes significant changes to U.S. tax law, and includes a reduction of U.S. corporation statutory income tax rates from 35% to 21% effective January 1, 2018. Under the Tax Act, the Company was subject to an average federal statutory tax rate of 28.1% for its fiscal year ended June 30, 2018. The Company’s federal statutory tax rate was 21.0% beginning in July 2018 for the fiscal year ending June 30, 2019. The Tax Act also includes, among other things, a one-time transition tax on accumulated foreign earnings and the adoption of a modified territorial approach to the taxation of future foreign earnings.

As of September 30, 2018, the Company continued to obtain, prepare and analyze information necessary to finalize the accounting for the impacts of the Tax Act. Consequently, reasonable estimates of the impacts of the Tax Act have been reported as provisional, as defined in Staff Accounting Bulletin No. 118.

Total benefits of $81 were recorded in the period of the Tax Act's enactment and were due to several provisional adjustments including net deferred tax liability reductions of $60, a beneficial current taxable income impact of $28 and a provisional one-time transition tax of $7. Measurement adjustments to the provisional amounts were not significant for the first quarter of fiscal year 2019.

NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2018	9/30/2017
Basic	127,803	129,019
Dilutive effect of stock options and other	2,143	2,490
Diluted	129,946	131,509

Antidilutive stock options and other	967	1,174

The Company has two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended
	9/30/2018		9/30/2017
	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$78	591	$—	—
Evergreen Program	120	832	60	450

NOTE 8. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended
	9/30/2018	9/30/2017
Earnings from continuing operations	$210	$192
Earnings (losses) from discontinued operations, net of tax	—	—
Net earnings	210	192
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	14
Net unrealized gains (losses) on derivatives	1	5
Pension and postretirement benefit adjustments	1	—
Total other comprehensive income (loss), net of tax	—	19
Comprehensive income	$210	$211
Changes in Accumulated other comprehensive net (loss) income by component were as follows for the three months ended September 30:

	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (loss) income
Balance as of June 30, 2017	$(356)	$(37)	$(150)	$(543)
Other comprehensive income (loss) before reclassifications	16	3	—	19
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	3	1	4
Income tax benefit (expense)	(2)	(1)	(1)	(4)
Net current period other comprehensive income (loss)	14	5	—	19
Balance as of September 30, 2017	$(342)	$(32)	$(150)	$(524)
Balance as of June 30, 2018	$(384)	$(25)	$(138)	$(547)
Other comprehensive income (loss) before reclassifications	(2)	4	—	2
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(3)	2	(1)
Income tax benefit (expense)	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(2)	1	1	—
Balance as of September 30, 2018	$(386)	$(24)	$(137)	$(547)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three months ended September 30, 2018 and 2017, Other comprehensive income (loss) on these loans totaled $(2) and $(1), respectively. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 9. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2018	9/30/2017
Service cost	$—	$—
Interest cost	6	6
Expected return on plan assets (1)	(4)	(5)
Amortization of unrecognized items	2	3
Total	$4	$4
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2019 net periodic benefit cost is 4.33%.
During the three months ended September 30, 2018 and 2017, the Company made $2 in contributions to the domestic retirement income plans.
As a result of adopting ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715)," effective July 1, 2018, net periodic benefit cost is reflected in Other (income) expense, net for fiscal year 2019, and in Cost of products sold, Selling and administrative expenses and Research and development costs prior to fiscal year 2019. Refer to Note 1 for more details.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of September 30, 2018 and June 30, 2018, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of September 30, 2018 and June 30, 2018, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company's former operations for which the Company is jointly and severally liable, accounted for $12 of the recorded liability, as of September 30, 2018 and June 30, 2018. This amount reflects the Company's agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company's estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of September 30, 2018 and June 30, 2018.
As of September 30, 2018, the Company was a party to letters of credit of $9, primarily related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended
	9/30/2018	9/30/2017
Cleaning	$571	$559
Household	442	441
Lifestyle	309	246
International	241	254
Corporate	—	—
Total	$1,563	$1,500

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended
	9/30/2018	9/30/2017
Cleaning	$180	$172
Household	59	73
Lifestyle	62	64
International	28	23
Corporate	(61)	(53)
Total	$268	$279
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% and 26% for the three months ended September 30, 2018 and 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which was filed with the Securities and Exchange Commission (SEC) on August 14, 2018, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three-month period ended September 30, 2018 (the current period) to the three-month period ended September 30, 2017 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

EXECUTIVE OVERVIEW
Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,700 employees worldwide. Clorox sells its products primarily through mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, e-commerce channels, military stores and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners, Liquid-Plumr® clog removers, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and container products, Kingsford® charcoal, Hidden Valley® dressings, Brita® water-filtration products, Burt’s Bees® natural personal care products, RenewLife® digestive health products, and Rainbow Light®, Natural Vitality® and Neocell® dietary supplements. The Company also markets brands to professional services, including Clorox Healthcare® and Commercial Solutions®. The Company has operations in more than 25 countries or territories and sells its products in more than 100 markets.
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
The Company operates through strategic business units that are aggregated into the following four reportable segments based on the economics and nature of the products sold:

•
Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning and disinfecting and food service products under the Clorox®, Dispatch®, HealthLink®, Clorox Healthcare®, Hidden Valley®, KC Masterpiece® and Soy Vay® brands.

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

•
Lifestyle consists of food products, water-filtration systems and filters, natural personal care products, and dietary supplements primarily marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece®, Kingsford® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; natural personal care products under the Burt’s Bees® brand; and dietary supplements under the Rainbow Light®, Natural Vitality® and Neocell® brands.

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS
Continuing operations

	Three Months Ended
	9/30/2018	9/30/2017	% Change
Net sales	$1,563	$1,500	4%
Net sales in the current quarter increased by 4%, reflecting sales growth in the Lifestyle and Cleaning reportable segments, partially offset by lower sales in the International reportable segment. Volume increased by 5%, reflecting higher shipments in the Lifestyle and International reportable segments, partially offset by lower shipments in the Household and Cleaning reportable segments. Volume outpaced net sales primarily due to the impact of unfavorable foreign currency exchange rates, mainly in Argentina, and unfavorable mix, partially offset by the benefit of price increases.

	Three Months Ended
	9/30/2018	9/30/2017	% Change
Gross profit	$678	$673	1%
Gross margin	43.4%	44.9%
Gross margin, defined as gross profit as a percentage of net sales, decreased 150 basis points in the current period from 44.9% to 43.4%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by cost savings and the benefit of price increases.

	Three Months Ended
				% of Net Sales
	9/30/2018	9/30/2017	% Change	9/30/2018	9/30/2017
Selling and administrative expenses	$212	$204	4%	13.6%	13.6%
Advertising costs	139	134	4	8.9	8.9
Research and development costs	32	32	—	2.0	2.1
Selling and administrative expenses, as a percentage of net sales, remained flat in the current period.
Advertising costs, as a percentage of net sales, remained flat in the current period. The Company’s U.S. retail advertising spend as a percentage of net sales was 10% in the current and prior periods.
Research and development costs remained flat in the current period. The Company continues to focus on product innovation and cost savings.
Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended
	9/30/2018	9/30/2017
Interest expense	$24	$21
Other (income) expense, net	3	3
Effective tax rate on earnings	21.5%	31.3%
The effective tax rate on earnings from continuing operations was 21.5% and 31.3% for the current and prior periods, respectively. The decrease in the effective tax rate on earnings from continuing operations for the current period was primarily due to the corporate income tax rate reduction resulting from enactment of The Tax Cuts and Jobs Act (the Tax Act) in December 2017.

Diluted net earnings per share

	Three Months Ended
	9/30/2018	9/30/2017	% Change
Diluted net earnings per share from continuing operations	$1.62	$1.46	11%
Diluted net earnings per share (EPS) from continuing operations increased by $0.16, or 11%, in the current period, primarily due to a lower effective tax rate due to the passage of the Tax Act in December 2017, net sales growth and cost savings, partially offset by higher manufacturing and logistics costs and unfavorable commodity costs.
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

SEGMENT RESULTS FROM CONTINUING OPERATIONS
The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:
Cleaning

	Three Months Ended
	9/30/2018	9/30/2017	% Change
Net sales	$571	$559	2%
Earnings from continuing operations before income taxes	180	172	5
Volume decreased by 1%, while net sales and earnings from continuing operations before income taxes increased by 2% and 5%, respectively, during the current period. Volume decreased driven primarily by lower shipments in Home Care and Laundry. Net sales outpaced volume primarily due to the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth and cost savings, partially offset by higher manufacturing and logistics costs and unfavorable commodity costs.

Household

	Three Months Ended
	9/30/2018	9/30/2017	% Change
Net sales	$442	$441	—%
Earnings from continuing operations before income taxes	59	73	(19)
Volume decreased by 2%, net sales were flat, and earnings from continuing operations before income taxes decreased by 19% during the current period. Volume decreased driven primarily by lower shipments of Charcoal products due to lower consumption, and lower shipments of Glad® products mainly due to decreased merchandising activities, partially offset by higher shipments in Cat Litter mainly due to innovation. Net sales outpaced volume primarily due to lower trade promotion spending and the benefits of price increases, partially offset by unfavorable mix. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by cost savings.

Lifestyle

	Three Months Ended
	9/30/2018	9/30/2017	% Change
Net sales	$309	$246	26%
Earnings from continuing operations before income taxes	62	64	(3)
Volume and net sales increased by 35% and 26%, respectively, while earnings from continuing operations before income taxes decreased by 3% during the current period. Both volume and net sales growth were primarily driven by the benefit of the April 2018 acquisition of the Nutranext dietary supplements business, higher shipments of Burt’s Bees® Natural Personal Care products mainly due to innovation and continued strength in lip care, and higher shipments of food products due to increased merchandising activity. Volume outpaced net sales primarily due to unfavorable mix and higher trade promotion spending. The decrease in earnings from continuing operations before income taxes was primarily due to higher manufacturing and logistics costs, partially offset by net sales growth.

International

	Three Months Ended
	9/30/2018	9/30/2017	% Change
Net sales	$241	$254	(5)%
Earnings from continuing operations before income taxes	28	23	22
Volume increased by 2%, net sales decreased by 5%, and earnings from continuing operations before income taxes increased by 22% during the current period. Volume increased, primarily driven by higher shipments in Canada due to strength across categories. Volume outpaced net sales mainly due to unfavorable foreign currency exchange rates, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to the benefit of pricing increases, partially offset by the impact of unfavorable foreign currency exchange rates, mainly in Argentina.
Argentina
The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 2% and 3% of the Company’s consolidated net sales for the three months ended September 30, 2018 and for the fiscal year ended June 30, 2018, respectively. Total assets of Clorox Argentina were approximately 1% of the Company's consolidated assets as of September 30, 2018 and June 30, 2018. The operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina’s currency, high inflation and economic recession.
Effective July 1, 2018, under the requirements of generally accepted accounting principles in the United States (U.S. GAAP), Argentina was designated as a highly inflationary economy, since it has experienced cumulative inflation of approximately 100 percent or more over a three-year period. As a result, beginning July 1, 2018, the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities for Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings.
Volatility and declines in the exchange rate are expected in the future, which, along with competition and changes in the retail, labor and macro-economic environment, could have an adverse impact on Clorox Argentina’s net sales, net earnings, cash flows and net monetary asset position. The Company is closely monitoring developments in Argentina and continues to take steps intended to mitigate the adverse conditions, but there can be no assurances that these actions will be able to mitigate these conditions as they may occur.

Corporate
Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, other investments and deferred taxes.

	Three Months Ended
	9/30/2018	9/30/2017	% Change
Losses from continuing operations before income taxes	$(61)	$(53)	15%

The losses from continuing operations before income taxes attributable to Corporate increased by $8 in the current period. There were no significant individual items driving the year-over-year variance.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of September 30, 2018. The following table summarizes cash activities from continuing operations:

	Three Months Ended
	9/30/2018	9/30/2017
Net cash provided by continuing operations	$259	$259
Net cash used for investing activities	(36)	(36)
Net cash used for financing activities	(192)	(176)
Operating Activities
Net cash provided by continuing operations was flat versus the year-ago period at $259.
Investing Activities
Net cash used for investing activities was flat versus the year-ago period at $36. Lower capital spending in the current period was offset by cash proceeds from the sale of the Aplicare business in the year-ago period.
Financing Activities
Net cash used for financing activities was $192 in the current period, compared with $176 in the prior period. The year-over-year increase was mainly due to an increase in stock repurchases, offset by an increase in cash sourced from debt borrowings and higher proceeds from stock option exercises.

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
Credit Arrangements
As of September 30, 2018, the Company maintained a $1,100 revolving credit agreement that matures in February 2022. There were no borrowings under this credit agreement as of September 30, 2018 and June 30, 2018, and the Company believes that borrowings under this credit agreement are and will continue to be available for general corporate purposes. The credit agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0 calculated as total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the credit agreement.

The following table sets forth the calculation of the Interest Coverage ratio as of September 30, 2018, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

Twelve Months Ended
9/30/2018
Earnings from continuing operations	$841
Add back:
Interest expense	88
Income tax expense	202
Depreciation and amortization	170
Non-cash asset impairment charges	1
Deduct:
Interest income	(6)
Consolidated EBITDA	$1,296
Interest expense	$88
Interest Coverage ratio	14.7

The Company was in compliance with all restrictive covenants and limitations in the credit agreement as of September 30, 2018, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its credit agreements, and currently expects that any drawing on the credit agreement will be fully funded.

As of September 30, 2018, the Company maintained $37 of foreign and other credit lines, of which $2 was outstanding.

Long-term Borrowings

In September 2017, the Company issued $400 of senior notes with an annual fixed interest rate of 3.10% and used the proceeds to repay $400 of senior notes with an annual fixed interest rate of 5.95% that became due in October 2017. The September 2017 senior notes carry an effective interest rate of 3.13%. The notes rank equally with all of the Company's existing senior indebtedness.
Share Repurchases and Dividends
The Company has two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.
Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended
	9/30/2018		9/30/2017
	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$78	591	$—	—
Evergreen Program	120	832	60	450
Dividends per share declared and total dividends paid were as follows for the periods indicated:

	Three Months Ended
	9/30/2018	9/30/2017
Dividends per share declared	$0.96	$0.84
Total dividends paid	122	108

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
The Company uses the term Consolidated EBITDA, which is a financial measure that is not defined by U.S. GAAP, because it is a term used in its Credit Agreement. As defined in the Credit Agreement, Consolidated EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization and non-cash asset impairment charges. Interest Coverage ratio is the ratio of Consolidated EBITDA to interest expense. The Company's management believes disclosure of Consolidated EBITDA provides useful information to investors because it is used in the primary restrictive covenant in the Company's Credit Agreement. For additional discussion of the Interest Coverage ratio, see “Financial Position and Liquidity - Financing Activities - Credit Arrangements” above.

Cautionary Statement
This Quarterly Report on Form 10-Q (the Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volumes, sales, foreign currencies, costs, cost savings, margins, earnings, earnings per share, including as a result of the Nutranext acquisition, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:

•	intense competition in the Company’s markets;

•	the impact of the changing retail environment, including the growth of e-commerce retailers, hard discounters and other alternative retail channels;

•	volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities, and increases in energy, transportation or other costs;

•	the ability of the Company to drive sales growth, increase prices and market share, grow its product categories and manage favorable product and geographic mix;

•	dependence on key customers and risks related to customer consolidation and ordering patterns;

•
risks related to the Company's use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;

•	the Company's ability to maintain its business reputation and the reputation of its brands;

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

•
risks related to international operations and international trade, including political instability; government-imposed price controls or other regulations; foreign currency fluctuations, including devaluation, and foreign currency exchange rate controls, including periodic changes in such controls; changes in U.S. immigration or trade policies, including tariffs, labor claims, labor unrest and inflationary pressures, particularly in Argentina; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; and the possibility of nationalization, expropriation of assets or other government action;

•	the ability of the Company to innovate and to develop and introduce commercially successful products;

•	the impact of product liability claims, labor claims and other legal or tax proceedings, including in foreign jurisdictions;

•	the ability of the Company to implement and generate cost savings and efficiencies;

•	the success of the Company’s business strategies;

•
risks related to additional increases in the estimated fair value of The Procter & Gamble Company's (P&G) interest in the Glad® business such as the significant increases over fiscal year 2018 primarily due to the Tax Act and the extension of the venture agreement with, and the related R&D support provided by P&G;

•	the Company's ability to attract and retain key personnel;

•	supply disruptions and other risks inherent in reliance on a limited base of suppliers;

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

•
risks related to the effects of the Tax Act on the Company as the Company continues to assess and analyze such effects as well as its current interpretation, assumptions and expectations relating to the Tax Act, and the possibility that the final impact of the Tax Act on the Company may be materially different from the Company’s current estimates based on the Company’s actual results for future periods, the Company’s further assessment and analysis of the Tax Act, any additional Congressional, administrative or other actions, or other guidance related to the Tax Act and any actions that the Company may take as a result of the Tax Act;

•	uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;

•	the effect of the Company’s indebtedness and credit rating on its business operations and financial results;

•	the Company’s ability to pay and declare dividends or repurchase its stock in the future;

•	the Company’s ability to maintain an effective system of internal controls;

•	the impacts of potential stockholder activism.

•	the accuracy of the Company’s estimates and assumptions on which its financial projections are based; and

•	risks related to the Company’s discontinuation of operations in Venezuela.
The Company’s forward-looking statements in this Report are based on management’s current views, beliefs, assumptions and expectations regarding future events and speak only as of the dates when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.
In this Report, unless the context requires otherwise, the terms “the Company,” “Clorox,” “we,” “us” and “our” refer to The Clorox Company and its subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2018. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
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
No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and the information in “Cautionary Statement” included in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2018, the Board of Directors authorized the Company to repurchase up to $2,000 million in shares of common stock on the open market (the 2018 Open-Market Program), which has no expiration date and replaced the prior open-market purchase program with an authorized aggregate purchase amount of up to $750 million, which had not been utilized prior to termination in May 2018.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2019.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2018	646,953	$132.59	646,953	$1,827 million
August 1 to 31, 2018	719,774	144.73	719,774	$1,827 million
September 1 to 30, 2018	55,991	149.72	55,991	$1,827 million
Total	1,422,718	$139.40	1,422,718
____________________

(1)
Of the shares purchased in July 2018, 590,977 shares were acquired pursuant to the Company’s 2018 Open-Market Program and 55,976 shares were acquired pursuant to the Company's Evergreen Program. All shares purchased in August 2018 and September 2018 were acquired pursuant to the Evergreen Program.

(2)	Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan.
10.2	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2018.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: October 31, 2018	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller