Form 10-Q
period 2018-12-31
CLOROX CO /DE/
filed 2019-02-04
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018.

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

As of January 18, 2019, there were 128,164,289 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Net sales	$1,473	$1,416	$3,036	$2,916
Cost of products sold	830	807	1,715	1,634
Gross profit	643	609	1,321	1,282
Selling and administrative expenses	211	197	423	401
Advertising costs	145	140	284	274
Research and development costs	32	31	64	63
Interest expense	24	20	48	41
Other (income) expense, net	7	(6)	10	(3)
Earnings from continuing operations before income taxes	224	227	492	506
Income taxes on continuing operations	42	(6)	100	81
Earnings from continuing operations	182	233	392	425
Earnings (losses) from discontinued operations, net of tax	—	—	—	—
Net earnings	$182	$233	$392	$425
Net earnings (losses) per share
Basic
Continuing operations	$1.42	$1.81	$3.07	$3.29
Discontinued operations	—	—	—	—
Basic net earnings per share	$1.42	$1.81	$3.07	$3.29
Diluted
Continuing operations	$1.40	$1.77	$3.02	$3.23
Discontinued operations	—	—	—	—
Diluted net earnings per share	$1.40	$1.77	$3.02	$3.23
Weighted average shares outstanding (in thousands)
Basic	128,068	129,359	127,955	129,189
Diluted	130,094	131,655	130,107	131,559

Comprehensive income	$152	$233	$362	$444

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	12/31/2018	6/30/2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$162	$131
Receivables, net	528	600
Inventories, net	578	506
Prepaid expenses and other current assets	97	74
Total current assets	1,365	1,311
Property, plant and equipment, net of accumulated depreciation and amortization of $2,109 and $2,061, respectively	992	996
Goodwill	1,586	1,602
Trademarks, net	792	795
Other intangible assets, net	127	134
Other assets	211	222
Total assets	$5,073	$5,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$235	$199
Accounts payable and accrued liabilities	951	1,001
Total current liabilities	1,186	1,200
Long-term debt	2,285	2,284
Other liabilities	789	778
Deferred income taxes	71	72
Total liabilities	4,331	4,334
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of December 31, 2018 and June 30, 2018; and 128,090,404 and 127,982,767 shares outstanding as of December 31, 2018 and June 30, 2018, respectively	159	159
Additional paid-in capital	1,014	975
Retained earnings	2,940	2,797
Treasury shares, at cost: 30,651,057 and 30,758,694 shares as of December 31, 2018 and June 30, 2018, respectively	(2,794)	(2,658)
Accumulated other comprehensive net (loss) income	(577)	(547)
Stockholders’ equity	742	726
Total liabilities and stockholders’ equity	$5,073	$5,060

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2018	12/31/2017
		(As Adjusted*)
Operating activities:
Net earnings	$392	$425
Deduct: Losses from discontinued operations, net of tax	—	—
Earnings from continuing operations	392	425
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	88	81
Stock-based compensation	18	23
Deferred income taxes	2	(37)
Other	25	30
Changes in:
Receivables, net	68	31
Inventories, net	(74)	(40)
Prepaid expenses and other current assets	(15)	(5)
Accounts payable and accrued liabilities	(43)	(113)
Income taxes payable	(12)	(71)
Net cash provided by continuing operations	449	324
Net cash provided by discontinued operations	—	—
Net cash provided by operations	449	324
Investing activities:
Capital expenditures	(86)	(89)
Other	9	15
Net cash used for investing activities	(77)	(74)
Financing activities:
Notes and loans payable, net	33	88
Long-term debt borrowings, net of issuance costs	—	396
Long-term debt repayments	—	(400)
Treasury stock purchased	(243)	(70)
Cash dividends paid	(245)	(217)
Issuance of common stock for employee stock plans and other	117	26
Net cash used for financing activities	(338)	(177)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	—
Net increase in cash, cash equivalents, and restricted cash	31	73
Cash, cash equivalents, and restricted cash:
Beginning of period	134	419
End of period	$165	$492

*Adjusted to reflect the retrospective adoption of Accounting Standards Update (ASU) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” effective July 1, 2018. As of December 31, 2018 and 2017 and June 30, 2018 and 2017, the Company had $3, $3, $3 and $2 of restricted cash, respectively, and the restricted cash was included in Prepaid expenses and other current assets and Other assets in the condensed consolidated balance sheets.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2018 and 2017, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Revenue Recognition

Revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company's performance obligation generally consists of the promise to sell finished products to wholesalers, distributors, retailers or consumers. Control of finished products are transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, the Company has completed its performance obligation, and revenue is recognized. After completion of the performance obligation, there is an unconditional right to consideration as outlined in the contract. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. The Company typically collects its customer receivables within two months. All performance obligations under the terms of contracts with customers have an original duration of one year or less.

The Company routinely commits to one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs, which include shelf price reductions, end-of-aisle or in-store displays of the Company’s products and graphics and other trade-promotion activities conducted by the customer. The costs of such activities, defined as variable consideration under Topic 606 of the Accounting Standards Codification, "Revenue from Contracts with Customers," are netted against sales and recorded when the related sale takes place. The accruals for trade promotion programs and consumer coupon liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date. The Company uses forecasted appropriations, historical trend analysis, and customer and sales organization inputs in determining the accruals for promotional activities, and uses historical trend experience and coupon redemption estimates for the coupon accrual requirements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and a lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation will depend on the classification of a lease as either a finance or an operating lease. ASU 2016-02 also requires expanded disclosures about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842), Targeted Improvements," which provides an optional transition method in applying the new lease standard. Topic 842 can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or, as permitted by ASU 2018-11, at the beginning of the period in which it is adopted. The Company will adopt the new standard on July 1, 2019, on a modified retrospective basis using the optional transition method, and, accordingly, will not restate comparative periods. The Company has initiated its plan for the adoption and implementation of this new accounting standard, including assessing its lease arrangements and implementing software to meet the reporting and disclosure requirements of this standard. Additionally, the Company is in the process of identifying changes to its business processes and controls to support the adoption and is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements. Refer to Note 12 of the Notes to Consolidated Financial Statements in Form 10-K for the fiscal year ended June 30, 2018 for the future minimum annual lease payments required under the Company’s existing non-cancelable operating and capital lease arrangements as of June 30, 2018.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which amends its guidance to address the initial accounting for the income tax effects of the Tax Act, which was enacted on December 22, 2017 (enactment date). This new guidance allows reasonable estimates of income tax effects to be reported as provisional amounts during the measurement period, which is one year from the enactment date, when the necessary information is not available, prepared, or analyzed in sufficient detail to complete the accounting. The amendments also added specific disclosure requirements. The Company adopted this new guidance and initially recorded $81 of provisional benefits in the second quarter of fiscal year 2018. Refer to Note 6 for more information.

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
There were no net sales for each of the three and six months ended December 31, 2018 and 2017, and losses from discontinued operations, net of tax were insignificant for these same periods.

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

The total consideration paid of $681, which included post-closing working capital and other adjustments, was initially funded through commercial paper borrowings and subsequently repaid using a combination of long-term debt financing and cash repatriated from foreign subsidiaries. The assets and liabilities of Nutranext were recorded at their respective estimated fair value as of the acquisition date using U.S. GAAP for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill in the Lifestyle and Household reportable segments of $309 and $102, respectively. The goodwill of $411 is primarily attributable to the synergies, including those with the digestive health business, expected to arise after the acquisition and reflects the value of further expanding the Company’s portfolio into the health and wellness arena. Of the total goodwill, $363 is expected to be deductible for tax purposes.

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

NOTE 4. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	12/31/2018	6/30/2018
Finished goods	$467	$395
Raw materials and packaging	135	129
Work in process	7	9
LIFO allowances	(31)	(27)
Total	$578	$506

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

As of December 31, 2018, the notional amount of commodity derivatives was $34, of which $23 related to soybean oil futures used for the food business and $11 related to jet fuel swaps used for the charcoal business. As of June 30, 2018, the notional amount of commodity derivatives was $34, of which $24 related to soybean oil futures and $10 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $43 as of December 31, 2018, and $50 as of June 30, 2018.

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

As of December 31, 2018 and June 30, 2018, the Company had no outstanding interest rate forward contracts.

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

The effects of derivative instruments designated as hedging instruments on Other comprehensive income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Commodity purchase derivative contracts	$(10)	$1	$(6)	$3
Foreign exchange derivative contracts	1	1	1	—
Interest rate derivative contracts	—	—	—	2
Total	$(9)	$2	$(5)	$5

	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Commodity purchase derivative contracts	$(4)	$—	$—	$—
Foreign exchange derivative contracts	—	—	1	(1)
Interest rate derivative contracts	(1)	(2)	(3)	(4)
Total	$(5)	$(2)	$(2)	$(5)

The gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings during the three and six months ended December 31, 2018 and 2017, for commodity purchase and foreign exchange contracts were included in Cost of products sold, and for interest rate contracts were included in Interest expense.

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of December 31, 2018, which is expected to be reclassified into Net earnings within the next twelve months, is $(8). Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Net earnings. During the three and six months ended December 31, 2018 and 2017, hedge ineffectiveness was not significant.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of December 31, 2018 and June 30, 2018, $1 and $0, respectively, contained such terms. As of December 31, 2018 and June 30, 2018, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings of the Company and its counterparties, as assigned by Standard & Poor’s and Moody’s, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2018 and June 30, 2018, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of December 31, 2018 and June 30, 2018, the Company maintained cash margin balances related to exchange-traded futures contracts of $2, which are classified as Prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

As of December 31, 2018 and June 30, 2018, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

			12/31/2018		6/30/2018
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments, including money market funds	Cash and cash equivalents (a)	1	$43	$43	$24	$24
Time deposits	Cash and cash equivalents (a)	2	27	27	23	23
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	—	—	3	3
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	2	2	2	2
Trust assets for nonqualified deferred compensation plans	Other assets	1	85	85	86	86
			$157	$157	$138	$138
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$235	$235	$199	$199
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	1	1	1	1
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	1	1	—	—
Commodity purchase swaps contracts	Other liabilities	2	1	1	—	—
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	2,285	2,281	2,284	2,269
			$2,523	$2,519	$2,484	$2,469
____________________

(a)
Cash and cash equivalents are composed of time deposits and other interest bearing investments, including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.

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

NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 18.8% and 20.2% for the three and six months ended December 31, 2018, respectively, and (3.1)% and 15.9% for the three and six months ended December 31, 2017 (prior periods), respectively. The lower effective tax rates on earnings from continuing operations for the prior periods were primarily due to one-time tax benefits from the enactment of the Tax Act during the second quarter of fiscal year 2018.

The Tax Act was signed into law by the President of the United States on December 22, 2017. The Tax Act made significant changes to U.S. tax law, and included a reduction of U.S. corporation statutory income tax rates from 35% to 21% effective January 1, 2018. Under the Tax Act, the Company was subject to an average federal statutory tax rate of 28.1% for its fiscal year ended June 30, 2018. The Company’s federal statutory tax rate was 21.0% beginning in July 2018 for the fiscal year ending June 30, 2019. The Tax Act also included, among other things, a one-time transition tax on accumulated foreign earnings and the adoption of a modified territorial approach to the taxation of future foreign earnings.

During the second quarter of fiscal year 2018, the Company made reasonable estimates of the impacts of the Tax Act and initially recorded total benefits of $81 as provisional, as defined in Staff Accounting Bulletin No. 118, as follows:

Adjustments
One-time net deferred tax liability reduction	$60
One-time transition tax	(7)
Net total one-time tax benefit	53
Beneficial year-to-date current taxable income impact	28
Total tax benefits	$81

As of December 31, 2018, the Company completed its accounting for all of the enactment-date income tax effects of the Tax Act. Cumulative measurement adjustments through the second quarter of fiscal year 2019 were insignificant.

NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Basic	128,068	129,359	127,955	129,189
Dilutive effect of stock options and other	2,026	2,296	2,152	2,370
Diluted	130,094	131,655	130,107	131,559

Antidilutive stock options and other	1	1,223	831	1,223

The Company has two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	12/31/2018		12/31/2017		12/31/2018		12/31/2017
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$—	—	$78	591	$—	—
Evergreen Program	38	253	3	26	158	1,085	63	476
Total stock repurchases	$38	253	$3	26	$236	1,676	$63	476

Dividends per share declared were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Dividends per share declared	$0.96	$0.84	$1.92	$1.68

NOTE 8. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Earnings from continuing operations	$182	$233	$392	$425
Earnings (losses) from discontinued operations, net of tax	—	—	—	—
Net earnings	182	233	392	425
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29)	(4)	(31)	10
Net unrealized gains (losses) on derivatives	(2)	3	(1)	8
Pension and postretirement benefit adjustments	1	1	2	1
Total other comprehensive income (loss), net of tax	(30)	—	(30)	19
Comprehensive income	$152	$233	$362	$444
Changes in Accumulated other comprehensive net (loss) income by component were as follows for the six months ended December 31:

	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (loss) income
Balance as of June 30, 2017	$(356)	$(37)	$(150)	$(543)
Other comprehensive income (loss) before reclassifications	13	5	—	18
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	5	3	8
Income tax benefit (expense)	(3)	(2)	(2)	(7)
Net current period other comprehensive income (loss)	10	8	1	19
Balance as of December 31, 2017	$(346)	$(29)	$(149)	$(524)
Balance as of June 30, 2018	$(384)	$(25)	$(138)	$(547)
Other comprehensive income (loss) before reclassifications	(30)	(5)	—	(35)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	3	5
Income tax benefit (expense)	(1)	2	(1)	—
Net current period other comprehensive income (loss)	(31)	(1)	2	(30)
Balance as of December 31, 2018	$(415)	$(26)	$(136)	$(577)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and six months ended December 31, 2018, Other comprehensive income (loss) on these loans totaled $(2) and $(4), respectively. For the three and six months ended December 31, 2017, Other comprehensive income (loss) on these loans totaled $(3) and $(4), respectively. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 9. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Service cost	$—	$—	$—	$—
Interest cost	6	5	12	11
Expected return on plan assets (1)	(5)	(4)	(9)	(9)
Amortization of unrecognized items	3	2	5	5
Total	$4	$3	$8	$7
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2019 net periodic benefit cost is 4.33%.
During each of the three months ended December 31, 2018 and 2017, the Company made $2 in contributions to its domestic retirement income plans. During each of the six months ended December 31, 2018 and 2017, the Company made $4 in contributions to its domestic retirement income plans.
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
NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of December 31, 2018 and June 30, 2018, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of December 31, 2018 and June 30, 2018, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company's former operations for which the Company is jointly and severally liable, accounted for $12 of the recorded liability, as of December 31, 2018 and June 30, 2018. This amount reflects the Company's agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company's estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of December 31, 2018 and June 30, 2018.
As of December 31, 2018, the Company was a party to letters of credit of $9, primarily related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 11. SEGMENT RESULTS
The Company operates through strategic business units (SBUs) that are aggregated into four reportable segments based on the economics and nature of the products sold: Cleaning, Household, Lifestyle and International.
Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, other investments and deferred taxes.
The tables below present reportable segment information and a reconciliation of the segment information to the Company’s consolidated Net sales and Earnings from continuing operations before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate.

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Cleaning	$500	$472	$1,071	$1,031
Household	393	410	835	851
Lifestyle	335	268	644	514
International	245	266	486	520
Corporate	—	—	—	—
Total	$1,473	$1,416	$3,036	$2,916

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Cleaning	$135	$121	$315	$293
Household	46	54	105	127
Lifestyle	78	69	140	133
International	25	23	53	46
Corporate	(60)	(40)	(121)	(93)
Total	$224	$227	$492	$506
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 24% and 25% for the three and six months ended December 31, 2018, respectively, and 26% for both the three and six months ended December 31, 2017.

NOTE 11. SEGMENT RESULTS (continued)

The following table provides Net sales as a percentage of total Company, disaggregated by SBU:

	Net sales
	Three months ended		Six months ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Home care	19%	19%	20%	20%
Laundry	9%	9%	9%	9%
Professional products	6%	5%	6%	6%
Cleaning	34%	33%	35%	35%
Bags, wraps, containers	13%	15%	14%	15%
Cat litter	8%	7%	7%	7%
Charcoal	3%	5%	5%	5%
Digestive health	2%	2%	2%	2%
Household	26%	29%	28%	29%
Food products	10%	10%	9%	9%
Natural personal care	6%	6%	5%	5%
Water filtration	3%	3%	3%	4%
Dietary supplements (1)	4%	—%	4%	—%
Lifestyle	23%	19%	21%	18%
International	17%	19%	16%	18%
Total	100%	100%	100%	100%
(1) The dietary supplements business was acquired in April 2018. See Note 3 for details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which was filed with the Securities and Exchange Commission (SEC) on August 14, 2018, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three- and six-month periods ended December 31, 2018 (the current period) to the three- and six-month periods ended December 31, 2017 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS
Continuing operations

	Three Months Ended			Six Months Ended
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017	% Change
Net sales	$1,473	$1,416	4%	$3,036	$2,916	4%
Net sales in the current quarter increased by 4%, reflecting sales growth in the Lifestyle and Cleaning reportable segments, partially offset by lower sales in the International and Household reportable segments. Volume increased by 5% due to higher shipments in the Lifestyle and Cleaning reportable segments, offset by lower shipments in the Household reportable segment. The variance between volume and net sales was primarily due to the impact of unfavorable foreign currency exchange rates and unfavorable mix, partially offset by the benefit of price increases.
Net sales in the current six-month period increased 4%, reflecting sales growth in the Lifestyle and Cleaning reportable segments, partially offset by lower sales in the International and Household reportable segments. Volume increased by 5% due to higher shipments in the Lifestyle and International reportable segments, offset by lower shipments in the Household reportable segment. The variance between volume and net sales was primarily due to the impact of unfavorable foreign currency exchange rates and unfavorable mix, partially offset by the benefit of price increases.

	Three Months Ended			Six Months Ended
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017	% Change
Gross profit	$643	$609	6%	$1,321	$1,282	3%
Gross margin	43.7%	43.0%		43.5%	44.0%
Gross margin, defined as gross profit as a percentage of net sales, increased by 70 basis points in the current three-month period from 43.0% to 43.7%. The increase was primarily driven by the benefit of price increases and cost savings, partially offset by higher manufacturing and logistics costs and unfavorable commodity costs.
Gross margin decreased by 50 basis points in the current six-month period from 44.0% to 43.5%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by the benefit of price increases and cost savings.

	Three Months Ended
				% of Net Sales
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017
Selling and administrative expenses	$211	$197	7%	14.3%	13.9%
Advertising costs	145	140	4	9.8	9.9
Research and development costs	32	31	3	2.2	2.2

	Six Months Ended
				% of Net Sales
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017
Selling and administrative expenses	$423	$401	5%	13.9%	13.8%
Advertising costs	284	274	4	9.4	9.4
Research and development costs	64	63	2	2.1	2.2
Selling and administrative expenses, as a percentage of net sales, increased by 40 basis points in the current three-month period and remained relatively flat in the current six-month period. The increase in selling and administrative expenses in the current three- and six-month periods reflected the impact of the Nutranext business acquired in April 2018.

Advertising costs, as a percentage of net sales, remained essentially flat in the current three- and six-month periods. The Company’s U.S. retail advertising spend as a percentage of net sales was approximately 11% in the current and year-ago quarters.
Research and development costs remained flat in the current three- and six-month periods. The Company continues to focus on product innovation and cost savings.
Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Interest expense	$24	$20	$48	$41
Other (income) expense, net	7	(6)	10	(3)
Effective tax rate on earnings	18.8%	(3.1)%	20.2%	15.9%
Interest expense increased by $4 in the current three-month period and $7 in the current six-month period, primarily due to higher long-term debt balances resulting from the issuance of senior notes in May 2018.
Other (income) expense, net, was $7 and $(6) for the current and prior three-month periods, respectively, and $10 and $(3) in the current and prior six-month periods, respectively. The variances were primarily due to the impact from revaluation of the Company's trust assets related to its non-qualified deferred compensation plans (see Note 5 of the Notes to Condensed Consolidated Financial Statements).
The effective tax rate on earnings from continuing operations was 18.8% and 20.2% for the current three- and six-month prior periods, respectively, and (3.1)% and 15.9% for the prior three- and six-month periods, respectively. The lower effective tax rate on earnings from continuing operations for the prior periods were primarily due to one-time tax benefits from the enactment of The Tax Cuts and Jobs Act (the Tax Act) during the second quarter of fiscal year 2018. See Note 6 of the Notes to Condensed Consolidated Financial Statements for more details.
Diluted net earnings per share

	Three Months Ended			Six Months Ended
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017	% Change
Diluted net earnings per share from continuing operations	$1.40	$1.77	(21)%	$3.02	$3.23	(7)%
Diluted net earnings per share (EPS) from continuing operations decreased by $0.37, or 21%, in the current three-month period, primarily due to a one-time tax benefit of $0.40 associated with the enactment of the Tax Act in the year-ago period (see Note 6 of the Notes to Condensed Consolidated Financial Statements).
Diluted net earnings per share from continuing operations decreased by $0.21, or 7%, in the current six-month period, primarily due to a higher effective tax rate (see Note 6 of the Notes to Condensed Consolidated Financial Statements).
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

SEGMENT RESULTS FROM CONTINUING OPERATIONS
The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:
Cleaning

	Three Months Ended			Six Months Ended
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017	% Change
Net sales	$500	$472	6%	$1,071	$1,031	4%
Earnings from continuing operations before income taxes	135	121	12	315	293	8
Volume, net sales and earnings from continuing operations before income taxes increased by 1%, 6% and 12%, respectively, in the current quarter. The volume increase was driven primarily by higher shipments of Professional Products, reflecting continued growth across all categories, partially offset by lower shipments in Home Care. Net sales growth outpaced volume growth, primarily due to the benefit of price increases and favorable mix. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth and cost savings, partially offset by unfavorable commodity costs and higher manufacturing and logistics costs.
Volume was flat, while net sales and earnings from continuing operations before income taxes increased by 4% and 8%, respectively, in the current six-month period. Volume reflected higher shipments of Professional Products mainly due to continued growth in cleaning products, offset by lower shipments in Home Care and Laundry. Net sales outpaced volume, primarily due to the benefit of price increases and favorable mix. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth and cost savings, partially offset by higher manufacturing and logistics costs and unfavorable commodity costs.
Household

	Three Months Ended			Six Months Ended
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017	% Change
Net sales	$393	$410	(4)%	$835	$851	(2)%
Earnings from continuing operations before income taxes	46	54	(15)	105	127	(17)
Volume, net sales and earnings from continuing operations before income taxes decreased by 5%, 4% and 15%, respectively, in the current quarter. Both volume and net sales decreased, primarily driven by lower shipments of Glad® bags and wraps, mainly due to heightened competitive activity in trash bags and distribution losses in food storage products, and lower shipments in Charcoal, mainly due to a shift in the timing of shipments from the second quarter to the third quarter of the current fiscal year in support of an early-season customer program as well as continued lower consumption. These decreases were partially offset by higher shipments in Cat Litter, mainly due to innovation and increased merchandising support. The variance between volume and net sales was primarily due to the benefit of price increases, partially offset by unfavorable mix. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by cost savings.
Volume, net sales and earnings from continuing operations before income taxes decreased by 3%, 2% and 17%, respectively, in the current six-month period. Both volume and net sales decreased, primarily driven by lower shipments of Glad® bags and wraps due to heightened competitive activity, and lower shipments in Charcoal, mainly due to continued lower consumption. These decreases were partially offset by higher shipments in Cat Litter, primarily driven by innovation and increased merchandising support. The variance between volume and net sales was primarily due to the benefit of price increases and lower trade promotion spending, partially offset by unfavorable mix. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by cost savings.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017	% Change
Net sales	$335	$268	25%	$644	$514	25%
Earnings from continuing operations before income taxes	78	69	13	140	133	5
Volume, net sales and earnings from continuing operations before income taxes increased by 32%, 25% and 13%, respectively, in the current quarter. Both volume growth and net sales growth were primarily driven by the benefit of the April 2018 acquisition of the Nutranext dietary supplements business and higher shipments of Burt’s Bees® Natural Personal Care products due to continued growth in lip care supported by innovation. Volume growth outpaced net sales growth, primarily due to unfavorable mix and higher trade promotion spending, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth.
Volume, net sales and earnings from continuing operations before income taxes increased by 33%, 25% and 5%, respectively, in the current six-month period. Both volume growth and net sales growth were driven by the benefit of the April 2018 acquisition of the Nutranext dietary supplements business and higher shipments of Burt’s Bees®, Food and Brita® products. Increased shipments in Burt’s Bees® Natural Personal Care products were mainly due to continued strength in lip care supported by innovation and merchandising. Volume in Food grew, primarily driven by increased shipments of Hidden Valley® bottled salad dressing due to higher consumption and merchandising activity. Increased shipments in Brita® water filtration products were primarily driven by higher shipments of pour through systems and filters. Volume growth outpaced net sales growth, primarily due to unfavorable mix and higher trade promotion spending, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth and cost savings, partially offset by higher manufacturing and logistics costs.
International

	Three Months Ended			Six Months Ended
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017	% Change
Net sales	$245	$266	(8)%	$486	$520	(7)%
Earnings from continuing operations before income taxes	25	23	9	53	46	15
Volume was flat, net sales decreased by 8%, and earnings from continuing operations before income taxes increased by 9% in the current quarter. Volume reflected higher shipments primarily in Asia, offset by lower shipments in certain Latin American countries, mainly Argentina. The variance between volume and net sales was mainly due to unfavorable foreign currency exchange rates, higher trade promotion spending and unfavorable mix, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates, mainly from devaluation of the Argentine peso, and inflationary pressure on manufacturing and logistics costs.
Volume increased by 1%, net sales decreased by 7%, and earnings from continuing operations before income taxes increased by 15% in the current six-month period. Volume increased primarily driven by higher shipments in Asia and Canada, partially offset by lower shipments in certain Latin American countries, mainly Argentina. The variance between volume and net sales was mainly due to unfavorable foreign currency exchange rates and higher trade promotion spending, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was largely due to the benefit of price increases and cost savings, partially offset by unfavorable foreign currency exchange rates, mainly from devaluation of the Argentine peso, and inflationary pressure on manufacturing and logistics costs.
Argentina
The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 2% and 3% of the Company’s consolidated net sales for the six months ended December 31, 2018 and for the fiscal year ended June 30, 2018, respectively. Total assets of Clorox Argentina were approximately 1% of the Company's consolidated assets as of December 31, 2018 and June 30, 2018. The operating environment in Argentina continues to be a challenging business environment, including the continuing significant volatility in Argentina’s currency, high inflation and economic recession.

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
Volatility in the exchange rate is expected to continue in the future, which, along with competition and changes in the retail, labor and macro-economic environment, could have an adverse impact on Clorox Argentina’s net sales, net earnings, cash flows and net monetary asset position. The Company is closely monitoring developments in Argentina and continues to take steps intended to mitigate the adverse conditions, but there can be no assurances that these actions will be able to mitigate these conditions as they may occur.
Corporate
Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, other investments and deferred taxes.

	Three Months Ended			Six Months Ended
	12/31/2018	12/31/2017	% Change	12/31/2018	12/31/2017	% Change
Losses from continuing operations before income taxes	$(60)	$(40)	50%	$(121)	$(93)	30%

The increases in losses from continuing operations before income taxes for both the three- and six-month periods were primarily driven by the impact from revaluation of the Company's trust assets related to its non-qualified deferred compensation plans and an increase in interest expense.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of December 31, 2018. The following table summarizes cash activities from continuing operations:

	Six Months Ended
	12/31/2018	12/31/2017
Net cash provided by continuing operations	$449	$324
Net cash used for investing activities	(77)	(74)
Net cash used for financing activities	(338)	(177)
Operating Activities
Net cash provided by continuing operations was $449 in the current six-month period, compared with $324 in the prior six-month period. The year-over-year increase was primarily related to lower tax payments, mainly due to benefits from the Tax Act, timing of payments to vendors and timing of collections from customers, partially offset by an increase in inventory balance in the current period.
Investing Activities
Net cash used for investing activities of $77 in the current six-month period was relatively flat versus $74 in the prior six-month period.
Financing Activities
Net cash used for financing activities was $338 in the current six-month period, compared with $177 in the prior six-month period. The year-over-year increase was mainly due to higher treasury stock repurchases, a decrease in cash sourced from short-term borrowings and higher dividend payments, partially offset by higher proceeds from stock option exercises.

Capital Resources and Liquidity
The Company believes it will have the funds necessary to meet its financing requirements and other fixed obligations as they become due based on its working capital requirements, anticipated ability to generate positive cash flows from operations in the future, investment-grade credit ratings, demonstrated access to long-term and short-term credit markets and current borrowing availability under the credit agreement.
Credit Arrangements
As of December 31, 2018, the Company maintained a $1,100 revolving credit agreement that matures in February 2022. There were no borrowings under this credit agreement as of December 31, 2018 and June 30, 2018, and the Company believes that borrowings under this credit agreement are and will continue to be available for general corporate purposes. The credit agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0 calculated as total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the credit agreement.

The following table sets forth the calculation of the Interest Coverage ratio as of December 31, 2018, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

Twelve Months Ended
12/31/2018
Earnings from continuing operations	$790
Add back:
Interest expense	92
Income tax expense	250
Depreciation and amortization	173
Non-cash asset impairment charges	—
Deduct:
Interest income	(4)
Consolidated EBITDA	$1,301
Interest expense	$92
Interest Coverage ratio	14.1

The Company was in compliance with all restrictive covenants and limitations in the credit agreement as of December 31, 2018, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its credit agreement, and currently expects that any drawing on the credit agreement will be fully funded.

As of December 31, 2018, the Company maintained $38 of foreign and other credit lines, of which $2 was outstanding.

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

Stock Repurchases and Dividends
The Company has two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.
Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	12/31/2018		12/31/2017		12/31/2018		12/31/2017
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$—	—	$78	591	$—	—
Evergreen Program	38	253	3	26	158	1,085	63	476
Total stock repurchases	$38	253	$3	26	$236	1,676	$63	476
Dividends per share declared and total dividends paid were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Dividends per share declared	$0.96	$0.84	$1.92	$1.68
Total dividends paid	123	109	245	217

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

•	lower revenue or increased costs resulting from government actions and regulations, including as a result of a prolonged U.S. government shutdown;

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

•	the impact of natural disasters, terrorism and other events beyond the Company’s control;

•	the Company’s ability to maximize, assert and defend its intellectual property rights;

•	any infringement or claimed infringement by the Company of third-party intellectual property rights;

•	the on-going effects of the Tax Act on the Company, including as a result of any additional Congressional, administrative or other actions, or other guidance related to the Tax Act;

•	uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate;

•	the effect of the Company’s indebtedness and credit rating on its business operations and financial results;

•	the Company’s ability to pay and declare dividends or repurchase its stock in the future;

•	the Company’s ability to maintain an effective system of internal controls;

•	the impacts of potential stockholder activism;

•	the accuracy of the Company’s estimates and assumptions on which its financial projections are based; and

•	risks related to the Company’s discontinuation of operations in Venezuela.
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
No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2019.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2018	251,309	$147.11	251,309	$1,827 million
November 1 to 30, 2018	2,400	149.07	2,400	$1,827 million
December 1 to 31, 2018	—	—	—	$1,827 million
Total	253,709	$147.13	253,709
____________________

(1)	All of the shares purchased in October and November 2018 were acquired pursuant to the Company’s Evergreen Program.

(2)	Average price paid per share in the period includes commission.

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
101
The following materials from The Clorox Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2018, are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Earnings and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 4, 2019	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller