Form 10-Q
period 2019-03-31
CLOROX CO /DE/
filed 2019-05-01
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

As of April 17, 2019, there were 127,367,814 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Net sales	$1,551	$1,517	$4,587	$4,433
Cost of products sold	878	868	2,593	2,502
Gross profit	673	649	1,994	1,931
Selling and administrative expenses	216	208	639	609
Advertising costs	161	150	445	424
Research and development costs	34	32	98	95
Interest expense	24	20	72	61
Other (income) expense, net	(2)	(3)	8	(6)
Earnings from continuing operations before income taxes	240	242	732	748
Income taxes on continuing operations	53	61	153	142
Earnings from continuing operations	187	181	579	606
Earnings (losses) from discontinued operations, net of tax	—	—	—	—
Net earnings	$187	$181	$579	$606
Net earnings (losses) per share
Basic
Continuing operations	$1.46	$1.39	$4.53	$4.69
Discontinued operations	—	—	—	—
Basic net earnings per share	$1.46	$1.39	$4.53	$4.69
Diluted
Continuing operations	$1.44	$1.37	$4.45	$4.60
Discontinued operations	—	—	—	—
Diluted net earnings per share	$1.44	$1.37	$4.45	$4.60
Weighted average shares outstanding (in thousands)
Basic	128,404	129,694	128,092	129,357
Diluted	130,266	131,900	130,218	131,703

Comprehensive income	$200	$180	$562	$624

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	3/31/2019	6/30/2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$178	$131
Receivables, net	587	600
Inventories, net	556	506
Prepaid expenses and other current assets	72	74
Total current assets	1,393	1,311
Property, plant and equipment, net of accumulated depreciation and amortization of $2,125 and $2,061, respectively	1,000	996
Goodwill	1,589	1,602
Trademarks, net	791	795
Other intangible assets, net	124	134
Other assets	265	222
Total assets	$5,162	$5,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$321	$199
Accounts payable and accrued liabilities	940	1,001
Total current liabilities	1,261	1,200
Long-term debt	2,286	2,284
Other liabilities	774	778
Deferred income taxes	60	72
Total liabilities	4,381	4,334
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of March 31, 2019 and June 30, 2018; and 127,888,226 and 127,982,767 shares outstanding as of March 31, 2019 and June 30, 2018, respectively	159	159
Additional paid-in capital	1,033	975
Retained earnings	3,004	2,797
Treasury shares, at cost: 30,853,235 and 30,758,694 shares as of March 31, 2019 and June 30, 2018, respectively	(2,851)	(2,658)
Accumulated other comprehensive net (loss) income	(564)	(547)
Stockholders’ equity	781	726
Total liabilities and stockholders’ equity	$5,162	$5,060

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2019	3/31/2018
		(As Adjusted*)
Operating activities:
Net earnings	$579	$606
Deduct: Losses from discontinued operations, net of tax	—	—
Earnings from continuing operations	579	606
Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	133	121
Stock-based compensation	34	37
Deferred income taxes	(7)	(43)
Other	(29)	24
Changes in:
Receivables, net	11	(29)
Inventories, net	(51)	(58)
Prepaid expenses and other current assets	(10)	(2)
Accounts payable and accrued liabilities	(55)	(64)
Income taxes payable/receivable, net	(2)	(16)
Net cash provided by continuing operations	603	576
Net cash provided by discontinued operations	—	—
Net cash provided by operations	603	576
Investing activities:
Capital expenditures	(135)	(126)
Other	9	14
Net cash used for investing activities	(126)	(112)
Financing activities:
Notes and loans payable, net	117	657
Long-term debt borrowings, net of issuance costs	—	396
Long-term debt repayments	—	(400)
Treasury stock purchased	(315)	(70)
Cash dividends paid	(368)	(326)
Issuance of common stock for employee stock plans and other	137	35
Net cash (used for) provided by financing activities	(429)	292
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	2
Net increase in cash, cash equivalents, and restricted cash	46	758
Cash, cash equivalents, and restricted cash:
Beginning of period	134	419
End of period	$180	$1,177

*Adjusted to reflect the retrospective adoption of Accounting Standards Update (ASU) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” effective July 1, 2018. As of March 31, 2019 and 2018 and June 30, 2018 and 2017, the Company had $2, $3, $3 and $2 of restricted cash, respectively, and the restricted cash was included in Prepaid expenses and other current assets and Other assets in the condensed consolidated balance sheets.

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2019 and 2018, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Revenue Recognition

Revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company's performance obligation generally consists of the promise to sell finished products to wholesalers, distributors, retailers or consumers. Control of finished products is transferred upon shipment to, or receipt at, customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, the Company has completed its performance obligation, and revenue is recognized. After completion of the performance obligation, there is an unconditional right to consideration as outlined in the contract. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due. The Company typically collects its customer receivables within two months. All performance obligations under the terms of contracts with customers have an original duration of one year or less.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which amends its guidance to allow a reclassification from Accumulated Other Comprehensive Income to Retained Earnings for the stranded income tax effects resulting from The Tax Cuts and Jobs Act of 2017 (the Tax Act). If elected, this reclassification adjustment may be applied to either the period of adoption or retrospectively to the periods impacted by the Tax Act. The amendments are effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company expects to early adopt this guidance in, and apply it to, the fourth quarter of fiscal year 2019. The Company is evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which amends its guidance to address the initial accounting for the income tax effects of the Tax Act, which was enacted on December 22, 2017 (enactment date). This guidance allowed reasonable estimates of income tax effects to be reported as provisional amounts during the measurement period, which is one year from the enactment date, when the necessary information is not available, prepared, or analyzed in sufficient detail to complete the accounting. The amendments also added specific disclosure requirements. The Company adopted this new guidance and initially recorded $81 of provisional benefits in the second quarter of fiscal year 2018. Refer to Note 6 for more information.

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
There were no net sales for each of the three and nine months ended March 31, 2019 and 2018, and losses from discontinued operations, net of tax were insignificant for these same periods.

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

The total consideration paid of $681, which included post-closing working capital and other adjustments, was initially funded through commercial paper borrowings and subsequently repaid using a combination of long-term debt financing and cash repatriated from foreign subsidiaries. The assets and liabilities of Nutranext were recorded at their respective estimated fair value as of the acquisition date using U.S. GAAP for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill in the Lifestyle and Household reportable segments of $310 and $102, respectively. The goodwill of $412 is primarily attributable to the synergies, including those with the digestive health business, expected to arise after the acquisition and reflects the value of further expanding the Company’s portfolio into the health and wellness arena. Of the total goodwill, $363 is expected to be deductible for tax purposes.

The following table summarizes the final purchase price allocation for the fair value of Nutranext's assets acquired and liabilities assumed and the related deferred income taxes as of March 31, 2019. The fair value of the assets acquired and liabilities assumed reflects the final insignificant measurement period adjustments related to goodwill, deferred income taxes and income taxes payable. The weighted-average estimated useful life of intangible assets subject to amortization is 15 years.

Nutranext
Goodwill ($310 in Lifestyle reportable segment and $102 in Household reportable segment)	$412
Trademarks	143
Customer relationships	75
Property, plant and equipment	49
Working capital, net	22
Deferred income taxes	(20)
Consideration paid	$681

Effective April 2, 2018, Nutranext was consolidated into the Company's results of operations. Results for Nutranext's global business are reflected in the Lifestyle reportable segment.
Pro forma results reflecting the acquisition were not presented because the acquisition did not meet the threshold requirements for additional disclosure.

NOTE 4. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	3/31/2019	6/30/2018
Finished goods	$445	$395
Raw materials and packaging	136	129
Work in process	6	9
LIFO allowances	(31)	(27)
Total	$556	$506

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

As of March 31, 2019, the notional amount of commodity derivatives was $29, of which $18 related to soybean oil futures used for the food business and $11 related to jet fuel swaps used for the charcoal business. As of June 30, 2018, the notional amount of commodity derivatives was $34, of which $24 related to soybean oil futures and $10 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $50 as of both March 31, 2019 and June 30, 2018.

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

As of March 31, 2019 and June 30, 2018, the Company had no outstanding interest rate forward contracts.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Commodity, Foreign Exchange and Interest Rate Derivatives

The Company designates its commodity forward and futures contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory, and interest rate forward contracts for forecasted interest payments as cash flow hedges.

The effects of derivative instruments designated as hedging instruments on Other comprehensive income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Commodity purchase derivative contracts	$2	$—	$(4)	$3
Foreign exchange derivative contracts	—	1	1	1
Interest rate derivative contracts	—	—	—	2
Total	$2	$1	$(3)	$6

	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Commodity purchase derivative contracts	$(1)	$—	$(1)	$—
Foreign exchange derivative contracts	1	—	2	(1)
Interest rate derivative contracts	(2)	(1)	(5)	(5)
Total	$(2)	$(1)	$(4)	$(6)

The gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings during the three and nine months ended March 31, 2019 and 2018, for commodity purchase and foreign exchange contracts were included in Cost of products sold, and for interest rate contracts were included in Interest expense.

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of March 31, 2019, which is expected to be reclassified into Net earnings within the next twelve months, is $(6). Gains and losses on derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in Net earnings. During the three and nine months ended March 31, 2019 and 2018, hedge ineffectiveness was not significant.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of March 31, 2019 and June 30, 2018, none contained such terms. As of March 31, 2019 and June 30, 2018, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings of the Company and its counterparties, as assigned by Standard & Poor’s and Moody’s, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2019 and June 30, 2018, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of March 31, 2019 and June 30, 2018, the Company maintained cash margin balances related to exchange-traded futures contracts of $1 and $2, respectively, which are classified as Prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

As of March 31, 2019 and June 30, 2018, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the fair value of the Company’s assets and liabilities for which disclosure of fair value is required:

			3/31/2019		6/30/2018
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments, including money market funds	Cash and cash equivalents (a)	1	$40	$40	$24	$24
Time deposits	Cash and cash equivalents (a)	2	29	29	23	23
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	1	1	3	3
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	2	2
Trust assets for nonqualified deferred compensation plans	Other assets	1	91	91	86	86
			$162	$162	$138	$138
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$321	$321	$199	$199
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	1	1	1	1
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	1	1	—	—
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	2,286	2,353	2,284	2,269
			$2,609	$2,676	$2,484	$2,469
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

NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings from continuing operations was 21.8% and 20.8% for the three and nine months ended March 31, 2019, respectively, and 25.5% and 19.0% for the three and nine months ended March 31, 2018, respectively. The decrease in the effective tax rate on continuing operations for the current three-month period was primarily due to the lower federal statutory tax rate for fiscal year 2019 as a result of enactment of the Tax Act, partially offset by the repeal of the domestic manufacturing deduction in fiscal year 2019. The lower effective tax rate on earnings from continuing operations for the prior nine-month period was primarily due to one-time tax benefits from the enactment of the Tax Act during the second quarter of fiscal year 2018 and the final year of domestic manufacturing deduction benefits in fiscal year 2018, partially offset by the lower federal statutory tax rate for fiscal year 2019.

The Tax Act was signed into law by the President of the United States on December 22, 2017. The Tax Act made significant changes to U.S. tax law, and included a reduction of U.S. corporation statutory income tax rates from 35% to 21%, effective January 1, 2018. Under the Tax Act, the Company was subject to an average federal statutory tax rate of 28.1% for its fiscal year ended June 30, 2018. The Company’s federal statutory tax rate was 21.0% beginning in July 2018 for the fiscal year ending June 30, 2019. The Tax Act also included, among other things, a one-time transition tax on accumulated foreign earnings and the adoption of a modified territorial approach to the taxation of future foreign earnings.

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

NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Basic	128,404	129,694	128,092	129,357
Dilutive effect of stock options and other	1,862	2,206	2,126	2,346
Diluted	130,266	131,900	130,218	131,703

Antidilutive stock options and other	23	1,136	807	1,136

NOTE 8. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Earnings from continuing operations	$187	$181	$579	$606
Earnings (losses) from discontinued operations, net of tax	—	—	—	—
Net earnings	187	181	579	606
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8	(4)	(23)	6
Net unrealized gains (losses) on derivatives	3	2	2	10
Pension and postretirement benefit adjustments	2	1	4	2
Total other comprehensive income (loss), net of tax	13	(1)	(17)	18
Comprehensive income	$200	$180	$562	$624

NOTE 9. STOCKHOLDERS’ EQUITY

Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended March 31
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Total Stockholders’ Equity
	Amount	Shares (in thousands)			Amount	Shares (in thousands)
Balance as of December 31, 2017	$159	158,741	$941	$2,649	$(2,465)	(29,393)	$(524)	$760
Net earnings				181				181
Other comprehensive income (loss)							(1)	(1)
Dividends ($0.96 per share declared)				(125)				(125)
Stock-based compensation			14					14
Other employee stock plan activities			1	(1)	8	141		8
Treasury stock purchased					—	—		—
Balance as of March 31, 2018	$159	158,741	$956	$2,704	$(2,457)	(29,252)	$(525)	$837

Balance as of December 31, 2018	$159	158,741	$1,014	$2,940	$(2,794)	(30,651)	$(577)	$742
Net earnings				187				187
Other comprehensive income (loss)							13	13
Dividends ($0.96 per share declared)				(123)				(123)
Stock-based compensation			16					16
Other employee stock plan activities			3	—	16	264		19
Treasury stock purchased					(73)	(466)		(73)
Balance as of March 31, 2019	$159	158,741	$1,033	$3,004	$(2,851)	(30,853)	$(564)	$781

	Nine Months Ended March 31
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Total Stockholders’ Equity
	Amount	Shares (in thousands)			Amount	Shares (in thousands)
Balance as of June 30, 2017	$159	158,741	$928	$2,440	$(2,442)	(29,727)	$(543)	$542
Net earnings				606				606
Other comprehensive income (loss)							18	18
Dividends ($2.64 per share declared)				(343)				(343)
Stock-based compensation			37					37
Other employee stock plan activities			(9)	1	48	951		40
Treasury stock purchased					(63)	(476)		(63)
Balance as of March 31, 2018	$159	158,741	$956	$2,704	$(2,457)	(29,252)	$(525)	$837

Balance as of June 30, 2018	$159	158,741	$975	$2,797	$(2,658)	(30,759)	$(547)	$726
Cumulative effect of accounting changes (1)				(3)				(3)
Net earnings				579				579
Other comprehensive income (loss)							(17)	(17)
Dividends ($2.88 per share declared)				(369)				(369)
Stock-based compensation			34					34
Other employee stock plan activities			24	—	116	2,048		140
Treasury stock purchased					(309)	(2,142)		(309)
Balance as of March 31, 2019	$159	158,741	$1,033	$3,004	$(2,851)	(30,853)	$(564)	$781

(1) As a result of adopting ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," on July 1, 2018, the Company recorded a cumulative effect of initially applying the new guidance as an adjustment to the fiscal year 2019 opening balance of Retained earnings. See Note 1 for more information.

NOTE 9. STOCKHOLDERS' EQUITY (continued)

The Company has two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	3/31/2019		3/31/2018		3/31/2019		3/31/2018
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$—	—	$78	591	$—	—
Evergreen Program	73	466	—	—	231	1,551	63	476
Total stock repurchases	$73	466	$—	—	$309	2,142	$63	476

Changes in Accumulated other comprehensive net (loss) income by component were as follows for the periods indicated:

	Three Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (loss) income
Balance as of December 31, 2017	$(346)	$(29)	$(149)	$(524)
Other comprehensive income (loss) before reclassifications	(4)	1	—	(3)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	1	1	2
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive income (loss)	(4)	2	1	(1)
Balance as of March 31, 2018	$(350)	$(27)	$(148)	$(525)

Balance as of December 31, 2018	$(415)	$(26)	$(136)	$(577)
Other comprehensive income (loss) before reclassifications	8	2	—	10
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	2	4
Income tax benefit (expense)	—	(1)	—	(1)
Net current period other comprehensive income (loss)	8	3	2	13
Balance as of March 31, 2019	$(407)	$(23)	$(134)	$(564)

NOTE 9. STOCKHOLDERS' EQUITY (continued)

	Nine Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (loss) income
Balance as of June 30, 2017	$(356)	$(37)	$(150)	$(543)
Other comprehensive income (loss) before reclassifications	9	6	—	15
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	6	4	10
Income tax benefit (expense)	(3)	(2)	(2)	(7)
Net current period other comprehensive income (loss)	6	10	2	18
Balance as of March 31, 2018	$(350)	$(27)	$(148)	$(525)

Balance as of June 30, 2018	$(384)	$(25)	$(138)	$(547)
Other comprehensive income (loss) before reclassifications	(22)	(3)	—	(25)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	4	5	9
Income tax benefit (expense)	(1)	1	(1)	(1)
Net current period other comprehensive income (loss)	(23)	2	4	(17)
Balance as of March 31, 2019	$(407)	$(23)	$(134)	$(564)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and nine months ended March 31, 2019, Other comprehensive income (loss) on these loans totaled $1 and $(3), respectively. For the three and nine months ended March 31, 2018, Other comprehensive income (loss) on these loans totaled $0 and $(3), respectively. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 10. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Service cost	$—	$1	$—	$1
Interest cost	5	6	17	17
Expected return on plan assets (1)	(4)	(5)	(13)	(14)
Amortization of unrecognized items	2	2	7	7
Total	$3	$4	$11	$11
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2019 net periodic benefit cost is 4.33%.
During the three and nine months ended March 31, 2019, the Company made $57 and $61 in contributions to its domestic retirement income plans. During the three and nine months ended March 31, 2018, the Company made $15 and $19 in contributions to its domestic retirement income plans.
As a result of adopting ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715),” effective July 1, 2018, net periodic benefit cost is reflected in Other (income) expense, net for fiscal year 2019, and in Cost of products sold, Selling and administrative expenses and Research and development costs prior to fiscal year 2019. Refer to Note 1 for more details.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of March 31, 2019 and June 30, 2018, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of March 31, 2019 and June 30, 2018, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company's former operations for which the Company is jointly and severally liable, accounted for $12 of the recorded liability, as of March 31, 2019 and June 30, 2018. This amount reflects the Company's agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company's estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of March 31, 2019 and June 30, 2018.
As of March 31, 2019, the Company was a party to letters of credit of $9, primarily related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Cleaning	$508	$513	$1,579	$1,544
Household	489	493	1,324	1,344
Lifestyle	309	252	953	766
International	245	259	731	779
Corporate	—	—	—	—
Total	$1,551	$1,517	$4,587	$4,433

	Earnings (losses) from continuing operations before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Cleaning	$135	$135	$450	$428
Household	93	88	198	215
Lifestyle	51	55	191	188
International	24	23	77	69
Corporate	(63)	(59)	(184)	(152)
Total	$240	$242	$732	$748

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% for each of the three and nine months ended March 31, 2019, and 25% and 26% for the three and nine months ended March 31, 2018, respectively.

NOTE 12. SEGMENT RESULTS (continued)

The following table provides Net sales as a percentage of the Company's consolidated net sales, disaggregated by SBU:

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Home care	20%	20%	19%	20%
Laundry	8%	8%	9%	9%
Professional products	5%	6%	6%	6%
Cleaning	33%	34%	34%	35%
Bags, wraps, and containers	12%	14%	13%	14%
Cat litter	8%	7%	8%	7%
Charcoal	10%	10%	6%	7%
Digestive health	2%	2%	2%	2%
Household	32%	33%	29%	30%
Food products	9%	9%	9%	9%
Natural personal care	4%	4%	5%	5%
Water filtration	3%	3%	3%	3%
Dietary supplements (1)	3%	—%	4%	—%
Lifestyle	19%	16%	21%	17%
International	16%	17%	16%	18%
Total	100%	100%	100%	100%
(1) The Company acquired the dietary supplements business in April 2018. See Note 3 for details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which was filed with the Securities and Exchange Commission (SEC) on August 14, 2018, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three- and nine-month periods ended March 31, 2019 (the current period) to the three- and nine-month periods ended March 31, 2018 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS
Continuing operations

	Three Months Ended			Nine Months Ended
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018	% Change
Net sales	$1,551	$1,517	2%	$4,587	$4,433	3%
Net sales in the current three-month period increased by 2%, reflecting sales growth in the Lifestyle reportable segment, partially offset by lower sales in the International, Cleaning and Household reportable segments. Volume increased by 1%, primarily due to higher shipments in the Lifestyle and International reportable segments, partially offset by lower shipments in the Household and Cleaning reportable segments. Net sales growth outpaced volume growth primarily due to the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates and unfavorable mix.
Net sales in the current nine-month period increased by 3%, reflecting sales growth in the Lifestyle and Cleaning reportable segments, partially offset by lower sales in the International and Household reportable segments. Volume increased by 3%, primarily due to higher shipments in the Lifestyle and International reportable segments, partially offset by lower shipments in the Household and Cleaning reportable segments. Net sales growth included the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates and unfavorable mix.

	Three Months Ended			Nine Months Ended
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018	% Change
Gross profit	$673	$649	4%	$1,994	$1,931	3%
Gross margin	43.4%	42.8%		43.5%	43.6%
Gross margin, defined as gross profit as a percentage of net sales, increased by 60 basis points in the current three-month period from 42.8% to 43.4%. The increase was primarily driven by the benefit of price increases and cost savings, partially offset by higher manufacturing and logistics costs, the negative impact of unfavorable foreign currency exchange rates, and unfavorable commodity costs.
Gross margin decreased by 10 basis points in the current nine-month period from 43.6% to 43.5%. The decrease was primarily driven by higher manufacturing and logistics costs, unfavorable commodity costs, and the negative impact of unfavorable foreign currency exchange rates, partially offset by the benefit of price increases and cost savings.

	Three Months Ended
				% of Net Sales
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018
Selling and administrative expenses	$216	$208	4%	13.9%	13.7%
Advertising costs	161	150	7	10.4	9.9
Research and development costs	34	32	6	2.2	2.1

	Nine Months Ended
				% of Net Sales
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018
Selling and administrative expenses	$639	$609	5%	13.9%	13.7%
Advertising costs	445	424	5	9.7	9.6
Research and development costs	98	95	3	2.1	2.1
Selling and administrative expenses, as a percentage of net sales, increased by 20 basis points in both the current three- and nine-month periods. Selling and administrative expenses include Nutranext integration expenses in fiscal year 2019.

Advertising costs, as a percentage of net sales, increased by 50 basis points in the current three-month period, primarily due to increased investments across a majority of the U.S. portfolio, and were relatively flat in the current nine-month period. The Company’s U.S. retail advertising spend as a percentage of net sales was approximately 11% in the current and year-ago quarters.
Research and development costs, as a percentage of net sales, were essentially flat in the current three- and nine-month periods. The Company continues to focus on product innovation and cost savings.
Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Interest expense	$24	$20	$72	$61
Other (income) expense, net	(2)	(3)	8	(6)
Effective tax rate on earnings	21.8%	25.5%	20.8%	19.0%
Interest expense increased by $4 and $11 in the current three- and nine-month periods, respectively, primarily due to higher long-term debt balances resulting from the issuance of senior notes in May 2018.
Other (income) expense, net was $(2) and $(3) in the current and prior three-month periods, respectively, and $8 and $(6) in the current and prior nine-month periods, respectively. The variance in the nine-month period was primarily driven by net periodic benefit costs, which are recognized in Other (income) expense, net in fiscal year 2019, as a result of adopting Accounting Standards Update No. 2017-07, “Compensation-Retirement Benefits (Topic 715),” on July 1, 2018. Prior to the adoption, net periodic benefit costs were recorded in Cost of products sold, Selling and administrative expenses and Research and development costs. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for more information.
The effective tax rate on earnings from continuing operations was 21.8% and 25.5% for the current and prior three-month periods, respectively, and 20.8% and 19.0% for the current and prior nine-month periods, respectively. The decrease in the effective tax rate on earnings from continuing operations for the current three-month period was primarily due to the lower federal statutory tax rate for fiscal year 2019 as a result of enactment of the Tax Act, partially offset by the repeal of the domestic manufacturing deduction in fiscal year 2019. The lower effective tax rate on earnings from continuing operations for the prior nine-month period was primarily due to one-time tax benefits from the enactment of The Tax Cuts and Jobs Act (the Tax Act) during the second quarter of fiscal year 2018 and the final year of domestic manufacturing deduction benefits in fiscal year 2018, partially offset by the lower federal statutory tax rate for fiscal year 2019. See Note 6 of the Notes to Condensed Consolidated Financial Statements for more details.
Diluted net earnings per share

	Three Months Ended			Nine Months Ended
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018	% Change
Diluted net earnings per share from continuing operations	$1.44	$1.37	5%	$4.45	$4.60	(3)%
Diluted net earnings per share (EPS) from continuing operations increased by $0.07, or 5%, in the current three-month period, primarily due to a lower effective tax rate, partially offset by lower earnings from continuing operations before income taxes.
Diluted net EPS from continuing operations decreased by $0.15, or 3%, in the current nine-month period, primarily due to lower earnings from continuing operations before income taxes and a higher effective tax rate, which was mainly driven by prior year one-time tax benefits as a result of the Tax Act.

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

SEGMENT RESULTS FROM CONTINUING OPERATIONS
The following sections present the results from operations of the Company’s reportable segments and certain unallocated costs reflected in Corporate:
Cleaning

	Three Months Ended			Nine Months Ended
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018	% Change
Net sales	$508	$513	(1)%	$1,579	$1,544	2%
Earnings from continuing operations before income taxes	135	135	—	450	428	5
Volume and net sales decreased by 4% and 1%, respectively, and earnings from continuing operations before income taxes was flat in the current three-month period. Volume decreased driven by lower shipments in Home Care, Laundry and Professional Products. The decreased shipments in Home Care were primarily driven by volume softness in Clorox® disinfecting wipes impacted by a significantly milder cold and flu season compared to a year ago, as well as heightened competitive activity. The variance between volume and net sales was primarily due to the benefit of price increases and lower trade promotion spending, partially offset by unfavorable mix. Earnings from continuing operations before income taxes was flat, reflecting the benefit of cost savings partially offset by higher manufacturing and logistics costs.
Volume decreased by 1%, while net sales and earnings from continuing operations before income taxes increased by 2% and 5%, respectively, in the current nine-month period. Volume decreased primarily driven by lower shipments in Home Care and Laundry, partially offset by higher shipments of Professional Products due to growth across all categories. The decreased shipments in Home Care were primarily driven by volume softness in Clorox® disinfecting wipes impacted by a significantly milder cold and flu season compared to a year ago, as well as heightened competitive activity. The variance between volume and net sales was primarily due to the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth and cost savings, partially offset by higher manufacturing and logistics costs and unfavorable commodity costs.
Household

	Three Months Ended			Nine Months Ended
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018	% Change
Net sales	$489	$493	(1)%	$1,324	$1,344	(1)%
Earnings from continuing operations before income taxes	93	88	6	198	215	(8)
Volume and net sales decreased by 6% and 1%, respectively, while earnings from continuing operations before income taxes increased by 6%, in the current three-month period. Volume decreased, primarily driven by lower shipments of Glad® bags and wraps, mainly due to price increases in addition to heightened competitive activity, as well as lower shipments in Cat Litter. The variance between volume and net sales was primarily due to the benefit of price increases, partially offset by unfavorable mix. The increase in earnings from continuing operations before income taxes was largely due to the benefit of price increases and cost savings, partially offset by higher manufacturing and logistics costs and lower sales.
Volume, net sales and earnings from continuing operations before income taxes decreased by 4%, 1% and 8%, respectively, in the current nine-month period. Volume decreased, primarily driven by lower shipments of Glad® bags and wraps, mainly due to price increases in addition to heightened competitive activity, and lower shipments in Charcoal, mainly due to lower consumption. The variance between volume and net sales was primarily due to the benefit of price increases, partially offset by unfavorable mix. The decrease in earnings from continuing operations before income taxes was mainly due to higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by cost savings.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018	% Change
Net sales	$309	$252	23%	$953	$766	24%
Earnings from continuing operations before income taxes	51	55	(7)	191	188	2
Volume and net sales increased by 28% and 23%, respectively, while earnings from continuing operations before income taxes decreased by 7% in the current three-month period. Both volume growth and net sales growth were primarily driven by the benefit of the April 2018 acquisition of the Nutranext dietary supplements business. Volume growth outpaced net sales growth, primarily due to unfavorable mix, partially offset by lower trade promotion spending and the benefit of price increases. The decrease in earnings from continuing operations before income taxes was primarily due to higher manufacturing and logistics costs, partially offset by net sales growth. Earnings from continuing operations before income taxes also included ongoing investments to support the continued integration of Nutranext.
Volume, net sales and earnings from continuing operations before income taxes increased by 32%, 24% and 2%, respectively, in the current nine-month period. Both volume and net sales grew driven primarily by the benefit of the April 2018 acquisition of the Nutranext dietary supplements business and higher shipments of Burt’s Bees® Natural Personal Care products, mainly due to continued strength in lip care supported by innovation and merchandising. Volume growth outpaced net sales growth, primarily due to unfavorable mix, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was primarily due to net sales growth and cost savings, partially offset by higher manufacturing and logistics costs.
International

	Three Months Ended			Nine Months Ended
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018	% Change
Net sales	$245	$259	(5)%	$731	$779	(6)%
Earnings from continuing operations before income taxes	24	23	4	77	69	12
Volume increased by 2%, net sales decreased by 5%, and earnings from continuing operations before income taxes increased by 4% in the current three-month period. Volume increased, primarily driven by higher shipments in Asia and Canada. The variance between volume and net sales was mainly due to unfavorable foreign currency exchange rates and higher trade promotion spending, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was largely due to the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates, mainly from devaluation of the Argentine peso, and inflationary pressure on manufacturing and logistics costs.
Volume increased by 1%, net sales decreased by 6%, and earnings from continuing operations before income taxes increased by 12% in the current nine-month period. Volume grew, primarily driven by higher shipments in Asia and Canada, partially offset by lower shipments in certain Latin American countries, mainly Argentina. The variance between volume and net sales was mainly due to unfavorable foreign currency exchange rates and higher trade promotion spending, partially offset by the benefit of price increases. The increase in earnings from continuing operations before income taxes was largely due to the benefit of price increases and cost savings, partially offset by unfavorable foreign currency exchange rates, mainly from devaluation of the Argentine peso, and inflationary pressure on manufacturing and logistics costs.
Argentina
The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Net sales from Clorox Argentina represented approximately 2% and 3% of the Company’s consolidated net sales for the nine months ended March 31, 2019 and for the fiscal year ended June 30, 2018, respectively. Total assets of Clorox Argentina were approximately 1% of the Company's consolidated assets as of March 31, 2019 and June 30, 2018. The operating environment in Argentina continues to be challenging, including the continuing significant volatility in Argentina’s currency, high inflation and economic recession.
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

	Three Months Ended			Nine Months Ended
	3/31/2019	3/31/2018	% Change	3/31/2019	3/31/2018	% Change
Losses from continuing operations before income taxes	$(63)	$(59)	7%	$(184)	$(152)	21%

Losses from continuing operations before income taxes increased by $4 in the current three-month period.

Losses from continuing operations before income taxes increased by $32 in the current nine-month period, which included an increase in interest expense.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of March 31, 2019. The following table summarizes cash activities from continuing operations:

	Nine Months Ended
	3/31/2019	3/31/2018
Net cash provided by continuing operations	$603	$576
Net cash used for investing activities	(126)	(112)
Net cash (used for) provided by financing activities	(429)	292
Operating Activities
Net cash provided by continuing operations was $603 in the current nine-month period, compared with $576 in the prior nine-month period. The year-over-year increase was primarily related to current year benefits from the Tax Act and year-over-year improvements in working capital, partially offset by a higher contribution to employee retirement income plans.
Investing Activities
Net cash used for investing activities was $126 in the current nine-month period, compared with $112 in the prior nine-month period.
Financing Activities
Net cash used for financing activities was $429 in the current nine-month period, compared with net cash provided of $292 in the prior nine-month period. The year-over-year increase in net cash used was mainly due to a decrease in cash sourced from short-term borrowings, higher treasury stock repurchases and higher dividend payments, partially offset by higher proceeds from stock option exercises.

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
Credit Arrangements
As of March 31, 2019, the Company maintained a $1,100 revolving credit agreement that matures in February 2022. There were no borrowings under this credit agreement as of March 31, 2019 and June 30, 2018, and the Company believes that borrowings under this credit agreement are and will continue to be available for general corporate purposes. The credit agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0 calculated as total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the credit agreement.

The following table sets forth the calculation of the Interest Coverage ratio as of March 31, 2019, using Consolidated EBITDA for the trailing four quarters, as contractually defined:

Twelve Months Ended
3/31/2019
Earnings from continuing operations	$796
Add back:
Interest expense	96
Income tax expense	242
Depreciation and amortization	178
Non-cash asset impairment charges	—
Deduct:
Interest income	(4)
Consolidated EBITDA	$1,308
Interest expense	$96
Interest Coverage ratio	13.6

The Company was in compliance with all restrictive covenants and limitations in the credit agreement as of March 31, 2019, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its credit agreement, and currently expects that any drawing on the credit agreement will be fully funded.

As of March 31, 2019, the Company maintained $39 of foreign and other credit lines, of which $4 was outstanding.

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
Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	3/31/2019		3/31/2018		3/31/2019		3/31/2018
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$—	—	$78	591	$—	—
Evergreen Program	73	466	—	—	231	1,551	63	476
Total stock repurchases	$73	466	$—	—	$309	2,142	$63	476
Dividends per share declared and total dividends paid were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2019	3/31/2018	3/31/2019	3/31/2018
Dividends per share declared	$0.96	$0.96	$2.88	$2.64
Total dividends paid	123	109	368	326

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

•
risks related to the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;

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

•
risks related to additional increases in the estimated fair value of The Procter & Gamble Company's (P&G) interest in the Glad® business such as the significant increases from June 30, 2017 to June 30, 2018 primarily due to the Tax Act and the extension of the venture agreement with, and the related R&D support provided by, P&G;

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
No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2019.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2019	—	$—	—	$1,827 million
February 1 to 28, 2019	—	—	—	$1,827 million
March 1 to 31, 2019	465,329	157.67	465,329	$1,827 million
Total	465,329	$157.67	465,329
____________________

(1)	All of the shares purchased in March 2019 were acquired pursuant to the Company’s Evergreen Program.

(2)	Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 1, 2019	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller