Form 10-K
period 2019-06-30
CLOROX CO /DE/
filed 2019-08-14
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	for the fiscal year ended	June 30, 2019
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from__________to__________.
	Commission file number:	1-07151
THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1221 Broadway, Oakland, California 94612-1888

(Address of principal executive offices) (ZIP code)

	(510)	271-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)		Name of each exchange on which registered
Common Stock–$1.00 par value	CLX		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $19.7 billion.
As of July 26, 2019, there were 125,742,476 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2019, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2019

PART I
This Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.
The Company’s forward-looking statements in this Report are based on management’s current views, beliefs, assumptions and expectations regarding future events and speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.
In this Report, unless the context requires otherwise, the terms “the Company,” “Clorox,” “we,” “us” and “our” refer to The Clorox Company and its subsidiaries.

ITEM 1. BUSINESS
Overview of Business
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with fiscal year 2019 net sales of $6.2 billion and approximately 8,800 employees worldwide as of June 30, 2019. Clorox sells its products primarily through mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, drug, pet and military stores, third-party and owned e-commerce channels, and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products; Pine-Sol® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Fresh Step® cat litter; Glad® bags, wraps and containers; Kingsford® charcoal; Hidden Valley® dressings; Brita® water-filtration products; Burt’s Bees® natural personal care products; RenewLife® digestive health products; and Rainbow Light®, Natural Vitality™ and NeoCell® dietary supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names. Nearly 80% of the Company’s sales is generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, California, in 1913 and is incorporated in Delaware.

Since October 2013, the Company’s 2020 strategy has directed the Company to focus on the highest-value opportunities for profitable, sustainable and responsible growth, or Good Growth. The Company’s long-term financial goals included annual net sales growth of 3%-5%, annual earnings from continuing operations before interest and taxes (EBIT) margin expansion of 25-50 basis points and annual free cash flow of 11%-13% of net sales.
In April 2018, the Company acquired 100 percent of Nutranext, a dietary supplements company based in Sunrise, Florida, for $681 million. Results for Nutranext’s global business are reflected in the Lifestyle reportable segment. The purchase of Nutranext reflects the Company’s strategy to acquire leading brands in economically attractive categories.
In fiscal year 2019, the Company delivered net sales growth of 1% as well as a 1% increase in diluted earnings per share (EPS) from continuing operations in a macroeconomic environment that included high levels of competition in select categories, increasingly competitive retail dynamics, significantly rising logistics and commodity costs and global inflationary pressures, as well as a difficult macroeconomic environment in international markets.

The Company continued to focus on driving profitable sales growth in its United States (U.S.) business, leveraging strong demand building investments, including product innovation to support category growth and market share. The Company launched new products in many categories in fiscal year 2019, including the Brita® Premium Filtering Water Bottle, Burt’s Bees® lip oils, Burt’s Bees® liquid lipsticks, Clorox® Ultra Clean disinfecting wipes, Clorox Scentiva™ disinfecting mopping cloths, Clorox Healthcare® VersaSure™ cleaner disinfectant wipes, Clorox® disinfecting bio stain & odor remover; Clorox® Ropa Quitamanchas Blanco Supremo; Fresh Step® Clean Paws® cat litter in new unscented and Mediterranean Lavender scent; Glad® 4-gallon bags in Beachside Breeze and Sweet Citron and Lime scents; Hidden Valley® Ranch ready-to-eat dips; Kingsford® 100% natural hardwood briquets; NeoCell® collagen protein peptides: unflavored, pomegranate açai and mandarin orange flavors; NeoCell® Gummy Glow; and Rainbow Light® prenatal Precious Gems™ gummies.
In international markets, the Company remained focused on execution of its Go Lean Strategy, which emphasizes driving the long-term profitability of its international business. The Company’s international business continues to play an important strategic role, with No. 1 and No. 2 brands in the majority of categories and countries where it operates.
In May 2019, the Company announced an increase of 10% in its quarterly dividend. In fiscal year 2019, the Company paid $490 million in dividends to stockholders.
Following the May 2018 board of directors’ authorization of a stock repurchase program of up to $2 billion, the Company repurchased 2.3 million shares of its common stock for $328 million under this open-market purchase program in fiscal year 2019.

Finally, in fiscal year 2019, the Company remained committed to corporate responsibility by maintaining strong and transparent environmental, social and governance practices. As part of its 2020 sustainability goals, the Company continued to work to reduce water and energy use, solid waste to landfill and greenhouse gas emissions as well as improve the sustainability of its product portfolio. The Company surpassed nearly all its public goals two years early, and all other areas remained on track. The Company’s achievements were acknowledged through multiple external recognitions, including a No. 7 ranking on Barron’s Most Sustainable Companies list, No. 25 on Forbes and Just Capital’s The Just 100 ranking of America’s best corporate citizens, and No. 87 ranking on the annual list of top corporate citizens by Corporate Responsibility magazine. The Company also earned the top rating of 100 percent on the Human Rights Campaign’s Corporate Equality Index for the 13th consecutive year, and was listed on the Bloomberg Gender Equality Index among leading companies helping to advance gender equality around the world. In fiscal year 2019, The Clorox Company Foundation, The Burt’s Bees Greater Good Foundation and The Clorox Company together awarded approximately $5 million in cash grants, and the Company donated products with a fair market value of approximately $6 million, which included providing support following hurricanes Florence and Michael as well as the Midwest U.S. flooding. Additionally, the Company contributed approximately $1 million to deserving nonprofits and research foundations through cause marketing programs benefiting social and other charitable causes.
In fiscal year 2020, the Company anticipates ongoing challenges that may impact its sales and margins, including continued high levels of competition in select categories, a more competitive retail environment, rising logistics costs, changes in foreign currency exchange rates, and the continuation of a difficult macroeconomic environment in many international markets.
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
Financial Information About Operating Segments and Principal Products
The Company operates through strategic business units (SBUs) that are aggregated into four reportable segments: Cleaning, Household, Lifestyle and International. The four reportable segments consist of the following:

•
Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, such as bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning, disinfecting, and food service products under the CloroxPro™, Dispatch®, Clorox Healthcare®, Hidden Valley® and KC Masterpiece® brands.

•
Household consists of charcoal; bags, wraps and containers; cat litter; and digestive health products marketed and sold in the United States. Products within this segment include charcoal products under the Kingsford® and Match Light® brands; bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and digestive health products under the RenewLife® brand.

•
Lifestyle consists of food products, water-filtration systems and filters, natural personal care products, and dietary supplements mainly marketed and sold in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece®, Kingsford® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; natural personal care products under the Burt’s Bees® brand; and dietary supplements under the Rainbow Light®, Natural Vitality™ and NeoCell® brands.

•
International consists of products sold outside the United States. Products within this segment include laundry; home care; water-filtration systems and filters; digestive health products; charcoal; cat litter products; food products; bags, wraps and containers; natural personal care products; and professional cleaning and disinfecting products primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, RenewLife®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley®, Burt’s Bees®, CloroxPro™ and Clorox Healthcare® brands.

The Company’s products are marketed and sold globally. The following table provides the Company’s global product lines, which were sold in the U.S. (including Professional products SBU) and International, that accounted for 10% or more of consolidated net sales for the fiscal years ended June 30:

	2019	2018	2017
Home Care products	26%	26%	25%
Bags, wraps and containers	16%	18%	18%
Laundry additives	14%	15%	15%
Food products	10%	10%	10%
Charcoal products	9%	10%	11%
Principal Markets and Methods of Distribution
In the U.S., most of the Company’s products are nationally advertised and sold to mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, military stores and other retail outlets primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. Some brands are sold using the direct-to-consumer model. The Company sells institutional, janitorial, food-service, and healthcare products through a direct sales force and a network of brokers to distributors and redistributors. Outside the U.S., the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners. In the U.S. and in the international markets, the Company also sells many of its products through e-commerce.
Sources and Availability of Raw Materials
The Company purchases raw materials from numerous unaffiliated U.S. and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, diesel, sodium hypochlorite, corrugated cardboard, soybean oil, jet fuel and other agricultural commodities. Sufficient raw materials were available during fiscal year 2019. Costs for resin and other commodity costs increased in fiscal year 2019, amid volatility and inflation in some key geographic and commodity markets. The Company expects commodity increases to continue in fiscal year 2020. The Company generally utilizes supply contracts to help ensure availability and a number of forward-purchase contracts to help reduce the volatility of the pricing of raw materials needed in its operations. However, the Company is highly exposed to changes in the prices of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 and “Risk Factors – Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and continue to negatively impact, the Company’s net earnings and cash flow” in Item 1.A.
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

Customers
Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 25%, 26% and 26% of consolidated net sales for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company’s consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2019, 2018 and 2017.
Competition
The markets for consumer products are highly competitive. The Company’s products compete with other nationally advertised brands and with “private label” brands within each category. Competition comes from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. In addition, the Company faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services. The Company’s products generally compete on the basis of product performance, brand recognition, image and price. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it typically requires continued advertising and promotional support and ongoing product innovation to maintain its relative market position. For further information regarding the intense competition the Company faces, see “Risk Factors – The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow” in Item 1.A.
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
Environmental Matters
For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liabilities that could adversely affect the Company’s financial condition and results of operations” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.
Number of Persons Employed
As of June 30, 2019, the Company employed approximately 8,800 people.
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at TheCloroxCompany.com under Investors/Financial Information/SEC Filings. Information relating to corporate governance at Clorox, including the Company’s Code of Conduct, the Clorox Company Board of Directors Governance Guidelines and Board Committee charters for the Management Development and Compensation Committee, the Audit Committee, and the Nominating, Governance and Corporate Responsibility Committee, is available at TheCloroxCompany.com under Who We Are/Corporate Governance or https://www.thecloroxcompany.com/who-we-are/corporate-governance/. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Report.

ITEM 1.A. RISK FACTORS
The risks and uncertainties set forth below, as well as other factors described elsewhere in this Report or in other filings by the Company with the SEC, could adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business, financial condition and results of operations.
The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow.
The Company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the Company’s products compete with other widely advertised, promoted and merchandised brands within each product category. The Company also faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. Increased purchases of “private label” products could reduce net sales of the Company’s higher-margin products or there could be a shift in product mix to lower-margin offerings, which would negatively impact our margins.
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
Some of the Company’s competitors are larger than the Company and have greater financial resources. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced sales, margins and net earnings.
The changing retail environment and changing consumer preferences could adversely affect the Company’s business, financial condition and results of operations.
The Company’s sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels. However, alternative retail channels, including e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and consumer products that are sold through such alternative retail channels are continuing to increase. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve. In particular, the growing presence of e-commerce retailers have affected, and may continue to affect, consumer preferences (as consumers increasingly shop online) and market dynamics. Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, including the aging of the general population and the emergence of millennial and younger generations who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding packaging materials, including plastic packaging, and their environmental impact or sustainability; a growing demand for natural or organic products and ingredients; and evolving consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. If we are not successful in continuing to adapt to changing consumer preferences and market dynamics or expanding sales through e-commerce retailers, hard discounters and other alternative retail channels, our business, financial condition and results of operations may be negatively impacted. In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly “private label” products may reduce the Company’s ability to market and sell its products through such retailers. The retail environment is changing with the growth of e-commerce retailers, hard discounters and other alternative retail channels and this could significantly change the way traditional retailers do business. In addition, these alternative retail channels may create significant pricing pressures for consumer goods, presenting additional challenges to increasing prices in response to commodity or other cost increases in all of the channels into which the Company sells. If these alternative retail channels were to take significant market share away from traditional retailers and/or the Company is not successful in these alternative retail channels, our margins and results of operations may be materially and negatively impacted.

Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may continue to negatively impact, the Company’s net earnings and cash flow.
Volatility and increases in the costs of raw materials, including resin, sodium hypochlorite, linerboard, soybean oil, solvent, corrugated cardboard and other chemicals and agricultural commodities, and increases in the cost of energy, transportation, labor and other necessary supplies or services have harmed, and may continue to harm, the Company’s results of operation. We distribute our products and receive raw materials primarily by rail and truck. Reduced availability of rail or trucking capacity has caused, and could continue to cause, us to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials in a timely manner, which could disrupt our operations, strain our customer relations and adversely affect our operating profits. In particular, reduced trucking capacity due to shortage of drivers, an enforcement deadline for a federal regulation requiring drivers to electronically log their driving hours and adverse weather conditions, among other reasons, have caused an increase in the cost of transportation for us and many other companies. The Company believes commodity and other cost increases could continue in the future. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, its results of operation will be harmed. In addition, even if the Company increases the prices of its products in response to increases in the cost of commodities or other cost increases, it may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While the Company seeks to project tradeoffs between price increases and volume, its projections may not accurately predict the volume impact of price increases, which could adversely affect its business, financial condition and results of operations.
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
Sales growth objectives may be difficult to achieve, the Company may not be able to successfully implement price increases, and market and category declines and changes to the Company’s product and geographic mix may adversely impact the Company’s financial condition and results of operations.
A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2019, 85% of the Company’s net sales were generated in U.S. markets, including U.S. territories. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, expand into new products and categories, channels and countries, invest in its established brands and enhanced merchandising, grow categories with retailers and capture market share from competitors. The Company’s ability to achieve sales growth also depends on foreign currency fluctuations. A weakening of foreign currencies in which sales are generated relative to the Company’s reporting currency (U.S. Dollars) would decrease net sales. The Company has recently implemented price increases across a significant portion of its global portfolio, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. In addition, our competitors may or may not take competitive actions, which may lead to sales declines and loss of market share. If the Company is unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow its product categories and/or develop, acquire or successfully launch new products or brands, it may not achieve its sales growth objectives. Even when the Company is successful in increasing market share within particular product categories, a decline in the markets for such product categories has had and can continue to have a negative impact on the Company’s financial condition and results of operation. In addition, changes to the mix of products the Company sells, as well as the mix of countries in which its products are sold, may adversely impact the Company’s net sales, profitability and cash flow.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.
A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 25%, 26% and 26% of consolidated net sales for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company’s consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2019, 2018 and 2017 and a significant portion of the Company’s future revenues may continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry, a shift of shelf space to “private label” or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm the Company’s net sales or margins, and reduce the ability of the Company to offer new, innovative products to consumers. In addition, the use of the latest technology by our customers regarding pricing may lead to category pricing pressures. Furthermore, any loss of a key customer or a significant reduction in net sales to a key customer, even if such loss or reduction relates to a key customer of a business unit of the Company, could have a material adverse effect on the Company’s business, financial condition and results of operations.
In addition, the Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases from the Company, causing the Company’s net sales and net earnings to decline. Furthermore, unfavorable market conditions or competitive pressures may cause the Company’s customers to reevaluate the number and mix of brands they sell, resulting in lower purchases of the Company’s products by these customers. In addition, some of our customers have experienced, and may experience in the future, declining financial performance, which could affect their ability to pay amounts due to us on a timely basis or at all. We regularly review the financial strength of our key customers and, where appropriate, modify customer credit limits, which may have an adverse impact on future sales.
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
Cyber-attacks, privacy breaches, data breaches or a failure of key information technology systems could have a material adverse effect on the Company’s business, financial condition and results of operation and its reputation.
To conduct its business, the Company relies extensively on information technology systems, many of which are managed, hosted, provided and/or used by third-parties and their vendors. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers, vendors, investors and other parties; ordering and managing materials from suppliers; converting materials to finished products; receiving and processing purchase orders and shipping products to customers; processing transactions; storing, processing and transmitting data, including personal confidential information and payment card industry data; hosting, processing and sharing confidential and proprietary research, business and financial information; summarizing and reporting results of operations; complying with financial reporting, regulatory, legal and tax requirements; and implementing other processes involved in managing the business. Furthermore, the Company sells certain of its Burt’s Bees® natural personal care products, RenewLife® digestive health products, and Nutranext dietary supplements and other products directly to consumers online and through websites, mobile apps and connected devices, and the Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and the Company or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that may result in unauthorized access, disclosure and misuse of consumer, customer, employee, vendor or Company information.

Although the Company continuously implements enterprise-wide upgrades to its hardware, software and operating systems, the Company continues to utilize various legacy systems, which may be vulnerable to increased risks, including the risk of system failures and disruptions. In addition, some of the legacy systems will need to be upgraded or replaced in the future as such systems cease to be supported by third-party service providers. If such systems are not successfully upgraded or replaced in a timely manner, system outages, disruptions or delays, or other issues may arise. The Company must also successfully integrate the technology systems of acquired companies into the Company’s existing and future technology systems, including with third-party service providers and processes. If a new system does not function properly, or is not adequately supported by third-party service providers and processes, it could affect the Company’s ability to process and deliver customer orders and process and receive payments for its products. This could adversely impact the Company’s results of operations and cash flows.
Although the Company has a broad array of network and information security measures in place and provides employee awareness regarding phishing, malware and other cyber risks, the information technology systems, including those of our customers, vendors, suppliers and other third-party service providers with whom we have contracted, may be vulnerable to computer viruses or other malicious codes, security breaches, unauthorized access attempts, phishing attacks and other disruptions from employee error, unauthorized uses, system failures, including Internet outages, unintentional or malicious actions of employees or contractors or cyber-attacks by hackers, criminal groups, nation-state organizations or social-activist organizations. The Company cannot guarantee that its security efforts will prevent attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’, databases or systems. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches, cyber-attacks or other similar events or as a result of legacy systems, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in its ability to manage or conduct business, as well as reputational harm and litigation, which may adversely impact the Company’s business. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. In addition, although the Company has policies and procedures in place governing the secure storage of personal information collected by the Company and its third-party service providers, as well as protection of company information and assets, data breaches or theft of such information assets may occur in the future. The Company is subject to laws of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data, including the European Union’s General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and the California Consumer Privacy Act of 2018 (“CCPA”), which goes into effect on January 1, 2020. The changes introduced by the GDPR and the CCPA increase the complexity of regulations enacted to protect business and personal data and they subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices.
A breach or other breakdown in the Company’s technology, including a cyber-attack, privacy breach, data breach or other incident involving the Company or any of the Company's vendors, that results in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information could adversely affect the Company’s financial condition and results of operations. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations, which would adversely affect the Company.

Harm to the Company’s reputation or the reputation of one or more of its leading brands or products could have an adverse effect on the business, financial condition and results of operations.
Maintaining a strong reputation with consumers, customers and trade partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve the Company’s reputation and the reputation of its brands and products. These programs include ethics and compliance, the setting of sustainability goals and product safety and quality initiatives. Despite these efforts, negative publicity about the Company, including product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management) and other sustainability or similar issues, whether real or perceived, could occur. In addition, the Company’s products could face withdrawal, recall, other quality issues or decreased demand. In particular, the Company’s dietary supplement and related products are highly dependent on consumers’ perception of the efficacy, safety and quality of our products, as well as similar products distributed by other companies, and may be supported by only a limited number of conclusive clinical studies. Newly published clinical studies and emerging studies could prove or allege that ingredients in our dietary supplement products or the products themselves (or similar products of other companies) are ineffective or harmful to consumers. The Company also licenses certain of its brands to third parties, which creates additional exposure for those brands to product safety, quality, sustainability and other concerns. In addition, widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of information. Negative publicity, posts or comments by consumers or competitors about the Company, its brands, its products, its marketing activities or its employees, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media or network sites or through other media or in other formats. Such events, if they were to occur, could harm the Company’s image and adversely affect its business, financial condition and results of operations, as well as require resources to rebuild the Company’s reputation.
Acquisitions, new venture investments and divestitures may not be successful, which could have an adverse effect on the Company’s business, financial condition and results of operations.
In connection with the Company’s strategy, the Company expects to continue to seek acquisition opportunities. However, the Company may not be able to identify and successfully negotiate suitable strategic acquisitions at attractive prices. In addition, all acquisitions and investments entail numerous risks, including risks relating to the Company’s ability to:

•	successfully integrate acquired companies, products, technologies, systems or personnel into the Company’s existing business operations in an effective, timely and cost efficient manner;

•
maintain uniform standards, controls, procedures and policies throughout acquired companies, including effective integration of acquired companies into the Company’s internal controls over financial reporting;

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
Acquired companies or operations or joint ventures may not be profitable or may not achieve sales levels and profitability and cash flow expectations. Furthermore, acquisitions or ventures could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, such as those relating to advertising claims and other litigation, an increase in expenses related to certain assets and increased operating expenses, all of which could adversely affect the Company’s financial condition and results of operations. Future acquisitions of foreign companies or new foreign ventures would subject the Company to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, tax or labor laws, government price control, repatriation of profits and liabilities relating to the Foreign Corrupt Practices Act. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions diminish in the future, the Company may be required to record impairment charges related to goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect its financial condition and results of operations.
The Company has divested and may, in the future, divest certain assets, businesses or brands that do not meet the Company’s strategic objectives or growth targets. With respect to any potential future divestiture, the Company may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any future divestiture could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income or sales resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability and cash flow subsequent to any divestiture. The Company may also be required to recognize impairment charges or other losses as a result of a divestiture.

The occurrence of any of these risks or uncertainties with regard to any acquisitions, divestitures or joint ventures may have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, any potential future acquisitions, new ventures or divestitures may divert the attention of management and resources from other business priorities.
Government regulations could impose material costs.
Generally, the manufacture, processing, formulation, packaging, labeling, storage, distribution, advertising and sale of the Company’s products and the conduct of its business operations must comply with extensive federal, state and foreign laws and regulations. For example, in the U.S., many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration (including applicable current good manufacturing practice regulations) and/or the Consumer Product Safety Commission, and the Company’s product claims and advertising are regulated by the Federal Trade Commission, among other regulatory agencies. Most states have agencies that regulate in parallel to these federal agencies. The Company’s international operations are also subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. There is also an increased risk of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, the Company could be subject to future inquiries or investigations by governmental and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with applicable law could expose the Company to future impairment charges or significant fines, penalties or other sanctions that may result in a reduction in net income or otherwise adversely impact the business and reputation of the Company.
In particular, because of the Company’s extensive international operations, we could be adversely affected by violations of the Foreign Corrupt Practices Act and similar international anti-bribery laws. The Foreign Corrupt Practices Act and similar international anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal controls policies and procedures will protect us from reckless or criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, financial condition and results of operations.
It is expected that federal, state and foreign governments will continue to introduce new and expanded legislation affecting the Company’s operations, which may require the Company to increase its resources, capabilities and expertise in such areas. For example, the Company is subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards, and regulations in other areas, such as with respect to “conflict minerals.” Such regulation could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs. Furthermore, additional legislation in the areas of healthcare reform, taxation of domestic and foreign profits, sustainability of packaging, including plastics, executive compensation and corporate governance, could also increase the Company’s costs. In addition, any future government shutdowns may result in delays in the acceptance, review and approval of products or claims by the EPA or other governmental agencies, or other required governmental approvals.
The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including with respect to the GDPR and the CCPA, because they are continuously developing and evolving. The changes introduced by the GDPR and the CCPA, as well as any other changes to existing privacy and data protection laws and regulations and the introduction of similar laws and regulations in other jurisdictions, have subjected, and may continue in the future to subject, the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices. The Company’s efforts to comply with privacy and data protection laws and regulations may impose significant costs and challenges that are likely to increase over time, which could have a material effect on the Company’s financial condition and results of operations.

If the Company is found to be noncompliant with applicable laws and regulations in these or other areas it could be subject to civil remedies, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect its financial condition and results of operations. As the Company expands its natural personal care and healthcare businesses such as through Burt’s Bees®, Clorox Healthcare® and Caltech Industries, an increasing number of its products have and will become subject to regulations and laws relating to drugs and medical devices. In addition, as a result of the Company’s acquisition of RenewLife and Nutranext, it markets and sells products that are subject to regulations relating to dietary supplements. In order to comply with any changes in these laws and regulations, including any changes that result from newly published clinical studies and emerging studies that may assert or prove that ingredients in our products or our products themselves are ineffective or harmful to consumers, the Company may be required to make changes to product formulation, labeling or marketing claims, perform additional testing to substantiate its product claims, make costly changes in its manufacturing processes or supply chain or stop selling certain products until corrective actions have been taken. Any of these developments could increase the Company’s costs significantly, which could have a material effect on the Company’s financial condition and results of operations.
Uncertain worldwide, regional and local economic and financial market conditions may negatively impact the Company and consumers of its products, which would negatively affect the Company’s financial condition, results of operations and cash flow.
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
Global markets continued to face threats and uncertainty during fiscal year 2019. Future changes to U.S. or foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions or other government actions, (including any government shutdown) and foreign currency fluctuations, including devaluations, may lead to continuation of such threats and uncertainty. Uncertain economic and financial market conditions may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. Any significant decrease in customers’ purchases of the Company’s products or inability of the Company to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company is subject to risks related to its international operations and international trade, including exposure to foreign currency fluctuations and the imposition of new or additional tariffs.
In fiscal year 2019, 15% of the Company’s net sales were generated in international markets. The Company faces and will continue to face substantial risks associated with its foreign operations, including the following:

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

•	the possibility of nationalization, expropriation of assets or other similar government actions; and

•	risks related to natural disasters, terrorism and other events beyond the Company’s control.

In addition, the ongoing negotiations surrounding the United Kingdom’s exit from the European Union (“Brexit”) have yet to provide clarity on what the outcome will be for the United Kingdom or Europe. Changes related to Brexit could subject the Company to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, disruptions to our workforce or the workforce of our suppliers or business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political and economic uncertainty. All of the foregoing risks could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its business, financial condition and results of operations. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.
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
Furthermore, the recent imposition of tariffs and/or increase in tariffs on various products by the U.S. and other countries have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries, and new and/or increased tariffs have subjected, and may in the future subject, the Company to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on the Company’s financial condition and results of operations.
Inflation is another risk associated with the Company’s international operations. For example, effective July 1, 2018, Argentina was designated as a highly inflationary economy, as it has experienced cumulative inflation of approximately 100 percent or more over a three-year period. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of Argentina were recorded in net earnings for fiscal year 2019. Other countries in which the Company operates may also become highly inflationary or such countries’ currencies may be devalued, or both, which may negatively impact the Company’s business, financial condition and results of operations.
For further information regarding Argentina, including the recent designation as a highly inflationary economy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1.

The Company may not successfully achieve its innovation goals, or develop and introduce new products and line extensions, or expand into adjacent categories and countries, which could adversely impact its financial condition and results of operations.
The Company’s future performance and growth depends on innovation and its ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries. The Company’s ability to quickly innovate in order to adapt its products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. This risk is further heightened by the continued evolution of consumer needs, habits and preferences as a result of shifts in U.S. demographics, reflecting various factors including cultural and socioeconomic changes.
The Company cannot be certain that it will successfully achieve its innovation goals. The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which the Company may be unable to recoup if such new products do not gain widespread market acceptance. In addition, effective and integrated systems are required for the Company to gather and use consumer data and information to successfully market its products. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and the Company’s net earnings could be adversely affected. In addition, if sales generated by new products cause a decline in sales of the Company’s existing products, the Company’s business, financial condition and results of operations could be materially adversely affected.
Product liability and labeling claims, commercial claims or other legal proceedings could adversely affect the Company’s financial condition and results of operations.
The Company has in the past paid, and may be required in the future to pay, for losses or injuries purportedly caused by its products. Such claims may be based on allegations that, among other things, the Company’s products contain contaminants or provide inadequate instructions or warnings regarding their use, have defective packaging, fail to perform as advertised, or damage property or persons. Product liability claims could result in negative publicity that could harm the Company’s reputation, sales and results of operation and the reputation of the Company’s brands. Furthermore, acquisitions or ventures could also result in the assumption of contingent liabilities, including litigation, which could adversely affect the Company’s financial condition and results of operations. In addition, if any of the Company’s products is found to be defective, the Company may recall it, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, insurance recovery for product liability claims may be subject to a retention, exceed the amount of insurance coverage or be excluded under the terms of the policies.
In addition, the Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings, including advertising disputes with competitors, consumer class actions, including those related to advertising claims, labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims, data privacy and security disputes, employment litigation related to employees, contractors and suppliers, including class action lawsuits, and litigation in foreign jurisdictions. The Company has been, and may in the future be, subject to additional claims, proceedings and actions as it has entered, and as it expands, into the dietary supplements category. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and may in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect its business, financial condition and results of operations and harm its reputation. It is not possible to predict the final resolution of the litigation, investigations, disputes or proceedings with which the Company currently is or may in the future become involved. The impact of these matters, including any reserves taken in connection with such matters, on the Company’s business, financial condition and results of operations could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these matters.

Profitability and cash flow could suffer if the Company is unable to generate anticipated cost savings, successfully implement its strategies, or efficiently manage supply chain and manufacturing processes.
The Company continues to implement plans to improve its competitive position by setting aggressive annual cost savings targets intended to reduce material costs and manufacturing inefficiencies and realize productivity gains, distribution and logistical efficiencies and overhead reductions. If the Company cannot successfully implement its cost savings plans or the cost of making these changes, the Company may not realize all anticipated benefits, which could adversely affect its financial condition and results of operations or its long-term strategies, which the Company updates from time to time. The Company also continues to seek to penetrate new markets and introduce new products and product innovations. These goals and strategies may not be implemented or may fail to achieve the desired results, and the Company may fail to achieve one or more of the financial goals for one or more of the relevant fiscal years. In addition, the Company expects to continue to restructure its operations as necessary to improve operational efficiency, including occasionally opening or closing offices, facilities or plants. Gaining additional efficiencies may become increasingly difficult over time, there may be one-time and other costs and negative impact on sales growth relating to facility or plant closures or other restructurings and anticipated cost savings and the Company’s strategies may not be implemented or may fail to achieve desired results. If the Company is unable to generate anticipated costs savings, successfully implement its strategies or efficiently manage its supply chain and manufacturing processes, the Company’s results of operations could suffer. These plans and strategies could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s business, financial condition and results of operations.
Increases in the estimated fair value of the Procter & Gamble Co. (“P&G’s”) interest in the Company’s Glad® business increase the value of the Company’s obligation to purchase P&G’s interest in the Glad® business upon the termination of the venture agreement and may, in the future, adversely affect the Company’s net earnings and cash flow.

In January 2003, the Company entered into a venture agreement with P&G related to the Company’s Glad® bags, wraps and containers business. In connection with this agreement, P&G provides research and development support to the Glad® business. The agreement with P&G expires in January 2026 unless the parties agree to extend the term. The agreement requires the Company to purchase P&G’s 20% interest at the expiration of its term for cash at fair value as established by predetermined valuation procedures. As of June 30, 2019, 2018 and 2017, the estimated fair value of P&G’s interest was $619 million, $631 million and $458 million, respectively, of which $370 million, $341 million and $317 million, respectively, has been recognized by the Company and is reflected in Other liabilities in the Company’s Consolidated Balance Sheet. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. The estimated fair value of P&G’s interest, which has increased significantly over the past several years, increased by $161 million from June 30, 2017 to June 30, 2019, primarily as a result of the enactment of H.R.1, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), and the extension of the venture agreement with, and the related R&D support provided by, P&G, and may continue to change up until any such purchase by the Company of P&G’s interest. The key assumptions and estimates used to arrive at the estimated fair value include, but are not limited to, tax rates, the rate at which future cash flows are discounted (discount rate), commodity prices, future volume estimates, net sales and expense growth rates, changes in working capital, capital expenditures, foreign exchange rates, inflation and terminal growth rates. Any changes in such assumptions or estimates could significantly affect such estimated fair value and, accordingly, the value of the Company’s repurchase obligation and may adversely affect the Company’s net earnings up until any such purchase and cash flow at the time of any such purchase. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 of Notes to Consolidated Financial Statements in Exhibit 99.1.
Loss of, or inability to attract, key personnel could adversely impact the Company’s business.
The Company’s success depends, in part, on its ability to retain its key personnel, including its executive officers and senior management team, and to continue to implement its succession plans for senior management and other key employees. The unexpected loss of one or more of the Company’s key employees could disrupt its business. The Company’s success also depends, in part, on its continuing ability to identify, hire, develop and retain other highly qualified personnel. Competition for these employees can be intense, especially in the San Francisco Bay Area, where there is high wage inflation and the Company’s headquarters and largest research facility are located. In addition, the Company’s employees may be targeted and recruited by other companies. As the Company expands into new categories or markets, including more regulated businesses, it will also require personnel with relevant training and experience in such categories or markets. The Company may not be able to attract, or retain qualified personnel in the future, and its failure to do so or the compensation costs of doing so could adversely affect the Company.

Reliance on a limited base of suppliers may result in disruptions to the Company’s business.
The Company relies on a limited number of suppliers for certain commodities and raw material inputs, including sole-source and single-source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. New suppliers have to be qualified under Company standards and may also have to be qualified under governmental and industry standards, and any relevant standards of the Company’s customers, which may require additional investment and time. The Company could experience disruptions in production and other supply chain issues, which could result in out-of-stock conditions, and its results of operations and relationships with customers could be adversely affected if the Company is unable to qualify any needed new suppliers or maintain supplier arrangements and relationships, if it is unable to contract with suppliers at the quantity, quality and price levels needed for its business, if any of the Company’s key suppliers becomes insolvent or experiences financial distress, or if any environmental, economic or other outside factors impact its operations.
Environmental matters create potential liabilities that could adversely affect the Company’s financial condition and results of operations.
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
The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its current and former facilities. In addition, some of its present and former facilities have or had been in operation for many years and, over that time, some of those facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom the Company has sent waste, may be identified and become the subject of remediation. The Company could also become subject to additional environmental liabilities in the future that could result in a material adverse effect on its financial condition and results of operations.
The Company had a recorded liability of $27 million and $28 million as of June 30, 2019 and 2018, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. One matter, which accounted for $14 million of the recorded liability as of June 30, 2019 and 2018, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. Another matter, in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for $11 million and $12 million of the recorded liability as of June 30, 2019 and 2018, respectively. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies, and the Company’s exposure may exceed the amount recorded for these matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.
The Company also handles and/or transports hazardous substances, including but not limited to chlorine, at some of its international production facilities. A release of such chemicals, whether in transit or at the Company’s facilities, due to accident or an intentional act, could result in substantial liability and business disruptions.
Increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

As climate change, land use, water use, deforestation, recyclability or recoverability of packaging, including single-use and other plastic packaging, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding packaging materials, including plastic packaging, and their environmental impact of sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus on environmental issues and sustainability may result in new or increased regulations and customer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and demands.

Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with manufacturing our products. In addition, any failure to achieve our goals with respect to reducing our impact on the environment or perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.
The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.
Operations at facilities of the Company, its suppliers (including sole-source and single-source suppliers), service providers and retail customers are subject to disruption for a variety of reasons, including work stoppages, cyber-attacks and other disruptions in information technology systems, demonstrations, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues. The Company’s corporate headquarters and primary research and development facility are located near major earthquake fault lines in California. If a major disruption at the Company or its suppliers were to occur, it could result in injury to people, damages to the natural environment, temporary loss of access to critical data, unauthorized disclosure of sensitive or confidential information, delays in shipments of products to customers, disruptions in the Company’s supply chain or suspension of operations. Any such disruption could have a material adverse effect on the Company’s business, financial condition and results of operations.
Failure to maximize, successfully assert or successfully defend the Company’s intellectual property rights could impact its competitiveness.
The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands, products, packaging for its products, inventions and confidential information. The Company cannot be certain that these intellectual property rights will be maximized or that they can be successfully asserted or defended. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions and product innovations. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which the Company’s products are or may be sold may not protect intellectual property rights to the same extent as the laws of the U.S. It is also possible that the Company’s brands may not be available for use in certain countries due to prior third party rights, thereby limiting expansion of the Company’s brands. If other parties infringe the Company’s intellectual property rights, they may dilute or diminish the value of the Company’s brands and products in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its net sales. The failure to perfect and protect its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.
If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, its competitiveness could be negatively impacted.
If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party marks, ideas or technologies, such a finding could result in the need to cease use of such trademark, trade secret, copyrighted work or patented invention in the Company’s business as well as the obligation to pay for past infringement. If holders are willing to permit the Company to continue to use such intellectual property rights, they could require a payment of a substantial amount for continued use of those rights. Either ceasing use or paying such amounts could cause the Company to become less competitive and could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Company’s financial projections are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing, volume and product mix, foreign exchange rates and volatility, commodity prices, distribution, cost savings, accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its stock, make acquisitions, pay dividends and meet debt obligations. While the Company’s financial projections are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, the Company’s actual results may differ materially from its financial projections. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.
The Company’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent the Company from fulfilling its financial obligations, and the Company may not be able to maintain its current credit ratings, may not continue to pay dividends or repurchase its stock and may not remain in compliance with existing debt covenants.
As of June 30, 2019, the Company had over $2 billion of debt. The Company’s indebtedness could have important consequences. For example, it could:

•
require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchase the Company’s common stock and for other general corporate purposes;

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

The Company may incur substantial additional indebtedness in the future to fund acquisitions, repurchase stock or fund other activities for general business purposes. If new debt is added to the current debt levels, the related risks that the Company now faces could limit its ability to access the debt capital markets or other forms of financing and result in increased borrowing costs. Further, certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of June 30, 2019, the Company had been assigned investment-grade ratings with both Standard & Poor’s and Moody’s. However, if the Company’s credit rating were to fall below investment grade, the counterparties to the derivative instruments in net liability positions could request full collateralization.

Although the Company has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its stock subject to certain limitations under its stock repurchase programs, any determinations by the board of directors to continue to declare and pay cash dividends on the Company’s common stock or to repurchase the Company’s common stock will be based primarily upon the Company’s financial condition, results of operations and business requirements, its access to debt capital markets or other forms of financing, the price of its common stock in the case of the repurchase program and the board of directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event the Company does not declare and pay a quarterly dividend or discontinues its stock repurchases, the Company’s stock price could be adversely affected. The Company is subject to compliance with the Company’s existing debt covenants. As of June 30, 2019, the Company could add approximately $4 billion in incremental debt and remain in compliance with its debt covenants, although the actual amount that the Company may be able to borrow in the future may exceed this amount. Failure by the Company to comply with the financial and other restrictive covenants in its debt documents could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company.

The Company’s judgments regarding the accounting for tax positions, the resolution of tax disputes and the effects of the Tax Act on our business and our company could be materially different from our current estimates or expectations, all of which could impact the Company's net earnings and cash flow.
Significant judgment is required to determine the Company’s effective tax rate and evaluate its tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria prescribed by applicable accounting standards. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Unfavorable resolution of any tax matter in any of the jurisdictions in which we operate could increase the effective tax rate, which would have an adverse effect on the Company’s financial condition and results of operations. Any resolution of a tax issue may require the use of cash in the year of resolution.
Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may also impact the Company’s effective tax rate and the Company’s results of operations, and changes in tax laws, such as the Tax Act which was signed into law in December 2017, could create uncertainty and have a material impact on the Company’s results of operations. The Tax Act, among other things, significantly changed corporate taxation, including by reducing the U.S. corporation statutory income tax rate to 21% from 35%, imposing a one-time taxation of accumulated foreign earnings regardless of whether they are repatriated, placing limitations on the deduction for interest expense, creating immediate tax deductions until January 1, 2023 for certain new investments instead of deductions for depreciation expense over time, disallowing deductions for certain performance-based compensation, eliminating the deduction for certain domestic production activities and migrating from a “worldwide” system of taxation to a modified territorial system. While our accounting for the recorded impact of the Tax Act is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service could impact our recorded amounts in future periods.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1.
The Company’s continued growth and expansion, reliance on third-party service providers and implementation of new accounting standards could adversely affect its internal control over financial reporting, which could harm its business, financial condition and results of operations.
Clorox management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets, such as its acquisition of Nutranext and RenewLife, may place significant additional pressure on the Company’s system of internal control over financial reporting and require the Company to update its internal control over financial reporting to integrate such acquisitions. Moreover, the Company engages the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. When the Company is required to comply with new or revised accounting standards, it must make any appropriate changes to its internal control over financial reporting to fully implement the standards, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and stockholder claims, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business could be negatively impacted as a result of stockholder activism or an unsolicited takeover proposal or a proxy contest.
In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies, including the Company. During fiscal years 2012 and 2011, the Company was the target of an unsolicited takeover proposal from a stockholder activist, which resulted in significant costs to the Company. If such a proposal were to be made again, the Company would likely incur significant costs, which could have an adverse effect on the Company’s financial condition and results of operations. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company through stockholder proposals or otherwise. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees, and any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that the Company needs a change in the direction of its business, or the perception that the Company is unstable or lacks continuity, which may be exploited by our competitors, cause concern to our current or potential customers, and may make it more difficult for the Company to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
The Company is subject to risks related to its discontinued operations in Venezuela.
In September 2014, the Company’s Venezuela subsidiary discontinued its operations and the Company reported that the Venezuelan government had announced that it had occupied the production facilities of the Company’s Venezuela subsidiary. The Company believes that the Venezuelan government resumed production of bleach and other cleaning products at the Venezuela plants. The Venezuelan government’s actions raise grave concerns, as the production of cleaning products, in particular bleach, is a highly specialized and technical process. The Company has advised repeatedly that it and its affiliates cannot be responsible for the safety of any workers and the surrounding communities or for the safety, quality or effectiveness of any product that may be produced under the Venezuelan government’s takeover or any use of the names and trademarks of the Company and its affiliates. Nevertheless, the Company may face liabilities, costs, or other harm in connection with the operations of the Company’s former Venezuelan subsidiary.
ITEM 1.B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company owns or leases various manufacturing, distribution, office and research and development facilities, including a leased facility in Pleasanton, CA, which houses the Company’s primary research and development group as well as other administrative and operational support personnel, and a leased office space in Oakland, CA for its corporate headquarters. Management believes the Company’s facilities are adequate to support the business efficiently.
ITEM 3. LEGAL PROCEEDINGS
The Company is subject to routine litigation incidental to its business in the United States and in international locations, including various lawsuits and claims relating to issues such as contract disputes, product liability, patents and trademarks, advertising, commercial, administrative, employment, antitrust, securities, consumer class actions and other matters. Although the results of claims and litigation cannot be predicted with certainty, based on management’s analysis, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for or disclosed in the Company’s consolidated financial statements in Exhibit 99.1, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages, year first elected and current titles of each of the executive officers of the Company as of August 13, 2019, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Benno Dorer	55	2009	Chair and Chief Executive Officer
Laura Stein	57	2005	Executive Vice President – General Counsel and Corporate Affairs
Eric Reynolds	49	2015	Executive Vice President – Household and Lifestyle
Linda Rendle	41	2016	Executive Vice President – Cleaning, International, Strategy and Operations
Kirsten Marriner	46	2016	Executive Vice President – Chief People Officer
Kevin B. Jacobsen	53	2018	Executive Vice President – Chief Financial Officer
William S. Bailey	53	2016	Senior Vice President – Corporate and Business Development
Diego J. Barral	49	2018	Senior Vice President – General Manager, International Division
Michael R. Costello	53	2011	Senior Vice President – General Manager, Nutranext and RenewLife
Troy Datcher	51	2019	Senior Vice President – Chief Customer Officer
Denise Garner	56	2015	Senior Vice President – Chief Innovation Officer
Stacey Grier	56	2019	Senior Vice President – Chief Marketing Officer
John J. McNulty	63	2018	Senior Vice President – Chief Information Officer
Andrew J. Mowery	53	2018	Senior Vice President – Chief Product Supply Officer
There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information.
Benno Dorer is the chair and chief executive officer of the Company, a position he has held since August 2016. Prior to this role, he served as chief executive officer of the Company from November 2014 until August 2016. From January 2013 to November 2014, he served as executive vice president – chief operating officer, cleaning, international and corporate strategy. From March 2011 to December 2012, he served as senior vice president – cleaning division and Canada. He served as senior vice president – general manager, cleaning division from June 2009 to March 2011. Mr. Dorer joined the Company in 2005. Prior to joining the Company, he served in various roles at The Procter & Gamble Company.
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
Eric Reynolds is the executive vice president - household and lifestyle of the Company, a position he has held since July 2019. Prior to this role, he served as executive vice president – cleaning and Burt’s Bees from January 2019 to July 2019. From January 2015 to January 2019, he served as senior vice president – chief marketing officer. He served as vice president – general manager, Europe, Middle East, Africa and Asia from May 2012 to January 2015. From May 2011 to April 2012, he was director, international business development. From June 2008 to April 2011 he was general manager, Caribbean. Mr. Reynolds joined the Company in 1998.

Linda Rendle is the executive vice president – cleaning, international, strategy and operations of the Company, a position she has held since July 2019. Prior to this role, she served as executive vice president – strategy and operations from January 2019 to July 2019. From June 2018 to January 2019, she served as executive vice president – cleaning and strategy. She served as senior vice president – general manager, cleaning division of the Company, from August 2016 to June 2018, having taken on responsibility for the professional products division in April 2017. She served as vice president – general manager, home care from October 2014 to August 2016. From April 2012 to October 2014, she served as vice president – sales, cleaning division. From August 2011 to April 2012, she served as director of sales planning – litter, food & charcoal. From January 2010 to August 2011, she served as director of sales – supply chain. Ms. Rendle joined the Company in 2003.
Kirsten Marriner is the executive vice president – chief people officer of the Company, having served as executive vice president since January 2019. Prior to this role she served as senior vice president – chief people officer from March 2016 to January 2019. Prior to joining the Company, she served as senior vice president and chief human resources officer at Omnicare, from March 2013 to August 2015. She served in various leadership roles, including as senior vice president, director of talent management and development at Fifth Third Bank, from October 2004 to March 2013.

Kevin B. Jacobsen is the executive vice president – chief financial officer of the Company, having served as executive vice president since January 2019. Prior to this role, he served as senior vice president – chief financial officer from April 2018 to January 2019. He served as vice president – financial planning and analysis, from November 2011 through March 2018. Mr. Jacobsen joined the Company in 1995 and has held a number of senior leadership roles in the Company’s finance department over the years, including serving as the finance leader for the specialty division, head of finance for Brazil operation, the product supply organization and various business units.
William S. Bailey is the senior vice president – corporate and business development of the Company, a position he has held since January 2016. Prior to joining the Company, he served as vice president – corporate and business development at TripAdvisor, from June 2012 to January 2016. He served as vice president – corporate development at Ancestry.com, from June 2011 to June 2012. From August 2009 to June 2011, he served as vice president – corporate and business development at Check Point Software Technologies Inc.
Diego J. Barral is the senior vice president – general manager, international of the Company, a position he has held since April 2018. Prior to this role, he served as vice president – general manager, Latin America, from January 2012 to April 2018. Mr. Barral joined the company in 1995 and has served in various finance, procurement, business development and international roles.
Michael R. Costello is the senior vice president – general manager, Nutranext and RenewLife, having taken on responsibility for Nutranext since April 2018 and RenewLife since May 2018. Prior to this role, he served as senior vice president – international from September 2013 to April 2018. He served as vice president – general manager, international, from March 2011 to August 2013. From July 2009 through March 2011, he served as vice president – general manager, Latin America and Europe. Mr. Costello joined the Company in 1988.
Troy Datcher is the senior vice president – chief customer officer of the Company, a position he has held since February 2019. Prior to this role, he served as vice president - sales planning, cleaning/specialty and sports marketing from May 2014 to February 2019. He served as director of sales planning – Glad and Brita Products Division from April 2010 through May 2014. During his combined 20 years with the Company, Mr. Datcher has held various positions within the sales function, including vice president – corporate capability development and sports marketing, as well as region sales manager – specialty. Mr. Datcher first joined the Company in 1998.
Denise Garner is the senior vice president – chief innovation officer of the Company, a position she has held since January 2015. Prior to this role, she served as vice president, R&D – global cleaning & international, from January 2010 to December 2014. Ms. Garner joined the Company in 1988.
Stacey Grier is the senior vice president – chief marketing officer of the Company, a position she has held since January 2019. Prior to this role, she served as vice president - brand engagement and enhanced wellness marketing from October 2018 to January 2019. She served as vice president - brand and marketing strategy from October 2016 through October 2018. Prior to joining the Company, she served as chief strategic officer at DDB Worldwide from April 1996 to June 2016. Ms. Grier joined the Company in 2016.

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
Andrew J. Mowery is the senior vice president – chief product supply officer of the Company, a position he has held since December 2017. Prior to this role, he served as vice president – product supply operations from February 2014 to November 2017. He served as vice president – global strategic sourcing & supply chain strategy from April 2011 to February 2014. Mr. Mowery joined the Company as vice president – global strategic sourcing in April 2009. Prior to joining the Company, he worked in a variety of supply chain roles at Johnson & Johnson from 1988 to 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is listed on the New York Stock Exchange. The ticker symbol is CLX.
Holders
The number of record holders of the Company’s common stock as of July 26, 2019, was 10,057 based on information provided by the Company’s transfer agent.
Dividends
The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in the Notes to Consolidated Financial Statements in Exhibit 99.1, incorporated herein by reference.
Equity Compensation Plan Information
See Part III, Item 12 hereof.
Issuer Purchases of Equity Securities
In May 2018, the Board of Directors authorized the Company to repurchase up to $2,000 million in shares of common stock on the open market (the 2018 Open-Market Program), which has no expiration date.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2019.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2019	674,795	$154.57	674,795	$1,808 million
May 1 to 31, 2019	1,471,875	148.34	1,471,875	$1,593 million
June 1 to 30, 2019	185,380	152.46	185,380	$1,578 million
	2,332,050	$150.47	2,332,050

(1)
Of the shares purchased in April 2019, 549,078 shares were acquired pursuant to the Company’s Evergreen Program and 125,717 shares were acquired pursuant to the Company’s 2018 Open-Market Program. Of the shares purchased in May 2019, 1,445,787 shares were acquired pursuant to the Company’s 2018 Open-Market Program and 26,088 shares were acquired pursuant to the Company’s Evergreen Program. Of the shares purchased in June 2019, 102,956 shares were acquired pursuant to the Company’s 2018 Open-Market Program and 82,424 shares were acquired pursuant to the Company’s Evergreen Program.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.
Change in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Information regarding the Company’s directors and corporate governance set forth in the Proxy Statement is incorporated herein by reference.
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
Reports of Independent Registered Public Accounting Firm.
Consolidated Statements of Earnings for the fiscal years ended June 30, 2019, 2018 and 2017.
Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2019, 2018 and 2017.
Consolidated Balance Sheets as of June 30, 2019 and 2018.
Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019, 2018 and 2017.
Notes to Consolidated Financial Statements.

(b)	Exhibits:
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-K	001-07151	3.1	August 14, 2018
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	September 15, 2016
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	December 9, 2014
4.8	Sixth Supplemental Indenture, dated as of September 28, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 28, 2017
4.9	Seventh Supplemental Indenture, dated as of May 9, 2018, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 9, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.10	Description of Capital Stock of The Clorox Company.
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.	10-K	001-07151	10.8	August 25, 2014
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2016.	10-Q	001-07151	10.1	November 2, 2016
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2017.	10-Q	001-07151	10.2	November 1, 2017
10.8*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2018.	10-Q	001-07151	10.2	October 31, 2018
10.9*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-Q	001-07151	10.1	October 31, 2018
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-Q	001-07151	10.3	November 1, 2017
10.11*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.12*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.13*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.14*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.15*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.16*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.17*	Amendment No. 3 to The Clorox Company Supplemental Executive Retirement Plan, effective as of March 28, 2018.	10-Q	001-07151	10.1	May 2, 2018
10.18*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.19*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.20*	First Amended and Restated Executive Change in Control Severance Plan, effective November 20, 2014.	10-Q	001-07151	10.1	February 5, 2015
10.21*	Severance Plan for Clorox Executive Committee Members, amended and restated effective November 20, 2014.	10-Q	001-07151	10.2	February 5, 2015
10.22*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.23*	Amendment No. 1 to The Clorox Company Executive Retirement Plan.	10-K	001-07151	10.22	August 16, 2016
10.24*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.25*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.26*	The Clorox Company Director Equity Award Policy, effective as of November 15, 2017.	10-K	001-07151	10.26	August 14, 2018
10.27	Credit Agreement dated as of February 8, 2017, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and Citibank, N.A., as Servicing Agent.	8-K	001-07151	10.1	February 10, 2017
10.28	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016
10.29	Amendment No. 1 to the Amended and Restated Joint Venture Agreement, dated as of October 15, 2010, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 2, 2018
10.30	First Extension and Amendment of the Amended and Restated Joint Venture Agreement, dated as of December 20, 2017, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.1	February 2, 2018
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.

99.2	Reconciliation of Economic Profit (Unaudited).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

(*)	Indicates a management or director contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLOROX COMPANY

Date: August 13, 2019	By:	/s/ Benno Dorer
Benno Dorer
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. Banse	Director	August 13, 2019
A. Banse
/s/ R. H. Carmona	Director	August 13, 2019
R. H. Carmona
/s/ S. C. Fleischer	Director	August 13, 2019
S. C. Fleischer
/s/ E. Lee	Director	August 13, 2019
E. Lee
/s/ A. D. D. Mackay	Director	August 13, 2019
A. D. D. Mackay
/s/ R. W. Matschullat	Director	August 13, 2019
R. W. Matschullat
/s/ M. J. Shattock	Director	August 13, 2019
M. J. Shattock
/s/ P. Thomas-Graham	Director	August 13, 2019
P. Thomas-Graham
/s/ C. M. Ticknor	Director	August 13, 2019
C. M. Ticknor
/s/ R. J. Weiner	Director	August 13, 2019
R. J. Weiner
/s/ C. J. Williams	Director	August 13, 2019
C. J. Williams
/s/ B. Dorer	Chair and Chief Executive Officer (Principal Executive Officer)	August 13, 2019
B. Dorer
/s/ K. B. Jacobsen	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	August 13, 2019
K. B. Jacobsen
/s/ J. R. Baker	Vice President – Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 13, 2019
J. R. Baker