Form 10-Q
period 2019-09-30
CLOROX CO /DE/
filed 2019-10-31
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 1-07151
_________________________
THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1221 Broadway, Oakland, California, 94612-1888
(Address of principal executive offices) (Zip code)
(510) 271-7000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
___________________
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock-$1.00 par value	CLX	New York Stock Exchange

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

As of October 17, 2019, there were 125,503,468 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended
	9/30/2019	9/30/2018
Net sales	$1,506	$1,563
Cost of products sold	843	885
Gross profit	663	678
Selling and administrative expenses	211	212
Advertising costs	137	139
Research and development costs	30	32
Interest expense	25	24
Other (income) expense, net	2	3
Earnings before income taxes	258	268
Income taxes	55	58
Net earnings	$203	$210
Net earnings per share
Basic net earnings per share	$1.61	$1.65
Diluted net earnings per share	$1.59	$1.62
Weighted average shares outstanding (in thousands)
Basic	125,823	127,803
Diluted	127,465	129,946

Comprehensive income	$190	$210

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	9/30/2019	6/30/2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$150	$111
Receivables, net	556	631
Inventories, net	504	512
Prepaid expenses and other current assets	56	51
Total current assets	1,266	1,305
Property, plant and equipment, net of accumulated depreciation and amortization of $2,156 and $2,150, respectively	1,034	1,034
Operating lease right-of-use assets	312	—
Goodwill	1,585	1,591
Trademarks, net	789	791
Other intangible assets, net	118	121
Other assets	293	274
Total assets	$5,397	$5,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$449	$396
Current operating lease liabilities	57	—
Accounts payable and accrued liabilities	941	1,035
Income taxes payable	11	9
Total current liabilities	1,458	1,440
Long-term debt	2,287	2,287
Long-term operating lease liabilities	290	—
Other liabilities	744	780
Deferred income taxes	68	50
Total liabilities	4,847	4,557
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of September 30, 2019 and June 30, 2019; and 125,495,492 and 125,686,325 shares outstanding as of September 30, 2019 and June 30, 2019, respectively	159	159
Additional paid-in capital	1,043	1,046
Retained earnings	3,241	3,150
Treasury shares, at cost: 33,245,969 and 33,055,136 shares as of September 30, 2019 and June 30, 2019, respectively	(3,278)	(3,194)
Accumulated other comprehensive net (loss) income	(615)	(602)
Stockholders’ equity	550	559
Total liabilities and stockholders’ equity	$5,397	$5,116

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2019	9/30/2018
Operating activities:
Net earnings	$203	$210
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	44	44
Stock-based compensation	6	8
Deferred income taxes	7	(3)
Other	19	16
Changes in:
Receivables, net	73	33
Inventories, net	6	(13)
Prepaid expenses and other current assets	(10)	(13)
Accounts payable and accrued liabilities	(82)	(52)
Operating lease right-of-use assets and liabilities, net	1	—
Income taxes payable/receivable, net	4	29
Net cash provided by operations	271	259
Investing activities:
Capital expenditures	(54)	(36)
Other	12	—
Net cash used for investing activities	(42)	(36)
Financing activities:
Notes and loans payable, net	51	80
Treasury stock purchased	(110)	(203)
Cash dividends paid	(133)	(122)
Issuance of common stock for employee stock plans and other	9	53
Net cash used for financing activities	(183)	(192)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	44	31
Cash, cash equivalents, and restricted cash:
Beginning of period	113	134
End of period	$157	$165

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2019 and 2018, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2019, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Leases

Effective July 1, 2019, the Company adopted Accounting Standards Codification 842, Leases (ASC 842). Under this guidance, the Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date and initial direct costs incurred by the Company and excludes any lease incentives received from the lessor. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option as of the commencement date of the lease, and is reviewed in subsequent periods if a triggering event occurs. As the Company’s leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date based on the lease term and the currency of the lease on a collateralized basis. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease, as applicable. The Company elected to combine lease and non-lease components as a single lease component and to exclude short-term leases, defined as leases with initial terms of 12 months or less, from its condensed consolidated balance sheet.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the hedge accounting recognition and presentation requirements to better align an entity’s risk management activities with its financial reporting. This standard also simplifies the application of hedge accounting in certain situations. The Company adopted this new guidance in the first quarter of fiscal year 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a ROU asset and a lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation will depend on the classification of a lease as either a finance or an operating lease. ASU 2016-02 also requires expanded disclosures about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842), Targeted Improvements,” which provides an optional transition method in applying the new lease standard. Topic 842 can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or, as permitted by ASU 2018-11, at the beginning of the period in which it is adopted. The Company adopted the new standard in the first quarter of fiscal year 2020, on a modified retrospective basis using the optional transition method, and, accordingly, has not restated comparative periods; fiscal year 2019 balances and related disclosures supporting those comparative period balances continue to be presented under ASC 840, “Leases.” As allowed under the new standard, the Company elected to apply the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. Upon adoption, the Company recorded a cumulative effect adjustment to the opening balance of Retained earnings of $22 related primarily to the remaining deferred gain from the sale-leaseback of the Company’s general office building in Oakland, California. This new standard did not have a material impact on the Company’s condensed consolidated statement of earnings or the condensed consolidated statement of cash flows. Refer to Note 3 for more information.

NOTE 2. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	9/30/2019	6/30/2019
Finished goods	$410	$411
Raw materials and packaging	124	125
Work in process	6	6
LIFO allowances	(36)	(30)
Total	$504	$512

NOTE 3. LEASES AND OTHER COMMITMENTS

The Company leases various property, plant, and equipment, including office, warehousing, manufacturing and research and development facilities and equipment. These leases have remaining lease terms of up to 12 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance sheet classification	9/30/2019
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$312
Current lease liabilities	Current operating lease liabilities	57
Non-current lease liabilities	Long-term operating lease liabilities	290
Total operating lease liabilities		$347

Finance leases
Right-of-use assets	Other assets	$15
Current lease liabilities	Accounts payable and accrued liabilities	2
Non-current lease liabilities	Other liabilities	13
Total finance lease liabilities		$15

Components of lease cost were as follows:

Three Months Ended
9/30/2019
Operating lease cost	$18
Finance lease cost:
Amortization of right-of-use assets	1
Interest on lease liabilities	—
Total finance lease cost	$1
Variable lease cost	$10

NOTE 3. LEASES AND OTHER COMMITMENTS (Continued)

Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

Three Months Ended
9/30/2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$17
Operating cash flows from finance leases	—
Financing cash flows from finance leases	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11
Finance leases	7

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

9/30/2019
Weighted-average remaining lease term:
Operating leases	8 years
Finance leases	8 years
Weighted-average discount rate:
Operating leases	2.6%
Finance leases	3.3%

Maturities of lease liabilities by fiscal year for the Company’s leases as of September 30, 2019 were as follows:

Year	Operating leases	Finance leases
2020	$31	$2
2021	65	2
2022	53	2
2023	45	2
2024	39	2
Thereafter	155	7
Total lease payments	$388	$17
Less: Imputed interest	(41)	(2)
Total lease liabilities	$347	$15

The future minimum annual lease payments required under the Company’s existing non-cancelable operating and capital lease agreements as of June 30, 2019 prior to the adoption of ASC 842 were as follows:

Year	Operating leases	Capital Leases
2020	$71	$2
2021	65	2
2022	50	1
2023	42	1
2024	37	1
Thereafter	124	2
Total lease payments	$389	$9

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

As of September 30, 2019, the notional amount of commodity derivatives was $31, of which $17 related to soybean oil futures used for the Food products business and $14 related to jet fuel swaps used for the Charcoal business. As of June 30, 2019, the notional amount of commodity derivatives was $24, of which $13 related to soybean oil futures and $11 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $55 and $61, respectively, as of September 30, 2019 and June 30, 2019.

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

As of September 30, 2019 and June 30, 2019, the Company had no outstanding interest rate forward contracts.

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

The effects of derivative instruments designated as hedging instruments on Other comprehensive income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended
	9/30/2019	9/30/2018
Commodity purchase derivative contracts	$—	$4
Foreign exchange derivative contracts	1	—
Interest rate derivative contracts	—	—
Total	$1	$4

	Location of Gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended
		9/30/2019	9/30/2018
Commodity purchase derivative contracts	Cost of products sold	$—	$4
Foreign exchange derivative contracts	Cost of products sold	—	1
Interest rate derivative contracts	Interest expense	(2)	(2)
Total		$(2)	$3

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of September 30, 2019, that is expected to be reclassified into Net earnings within the next twelve months is $(7).

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of both September 30, 2019 and June 30, 2019, $1 contained such terms. As of September 30, 2019 and June 30, 2019, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings of the Company and its counterparties, as assigned by Standard & Poor’s and Moody’s, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2019 and June 30, 2019, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both September 30, 2019 and June 30, 2019, the Company maintained cash margin balances related to exchange-traded futures contracts of $1, which are classified as Prepaid expenses and other current assets in the condensed consolidated balance sheets.

Trust Assets

The Company holds interests in mutual funds and cash equivalents as part of the trust assets related to its nonqualified deferred compensation plans. The participants in the nonqualified deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which to invest their compensation deferrals in accordance with the terms of the plans and within the confines of the trusts, which hold the marketable securities. The trusts represent variable interest entities for which the Company is considered the primary beneficiary, and, therefore, trust assets are consolidated and included in Other assets in the condensed consolidated balance sheets. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments.

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

As of September 30, 2019 and June 30, 2019, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			9/30/2019		6/30/2019
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	$1	$1	$—	$—
			$1	$1	$—	$—
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	$—	$—	$1	$1
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	2	2	1	1
			$2	$2	$2	$2

The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			9/30/2019		6/30/2019
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments, including money market funds	Cash and cash equivalents (a)	1	$43	$43	$26	$26
Time deposits	Cash and cash equivalents (a)	2	18	18	7	7
Trust assets for nonqualified deferred compensation plans	Other assets	1	100	100	96	96
			$161	$161	$129	$129
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$449	$449	$396	$396
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	2,287	2,429	2,287	2,402
			$2,736	$2,878	$2,683	$2,798

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

NOTE 5. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 21.5% for both the three months ended September 30, 2019 and 2018. In comparison to prior period, the Company had a reduced benefit from excess tax deductions offset by a greater benefit from reduced tax on foreign earnings and release of uncertain tax positions.

NOTE 6. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2019	9/30/2018
Basic	125,823	127,803
Dilutive effect of stock options and other	1,642	2,143
Diluted	127,465	129,946

Antidilutive stock options and other	—	967

NOTE 7. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended
	9/30/2019	9/30/2018
Net earnings	$203	$210
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16)	(2)
Net unrealized gains (losses) on derivatives	2	1
Pension and postretirement benefit adjustments	1	1
Total other comprehensive income (loss), net of tax	(13)	—
Comprehensive income	$190	$210

NOTE 8. STOCKHOLDERS’ EQUITY

Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended September 30
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Total Stockholders’ Equity
	Amount	Shares (in thousands)			Amount	Shares (in thousands)
Balance as of June 30, 2018	$159	158,741	$975	$2,797	$(2,658)	(30,759)	$(547)	$726
Cumulative effect of accounting changes, net of tax (1)				(3)				(3)
Net earnings				210				210
Other comprehensive income (loss)							—	—
Dividends ($0.96 per share declared)				(123)				(123)
Stock-based compensation			8					8
Other employee stock plan activities			1	2	54	1,046		57
Treasury stock purchased					(198)	(1,423)		(198)
Balance as of September 30, 2018	$159	158,741	$984	$2,883	$(2,802)	(31,136)	$(547)	$677

Balance as of June 30, 2019	$159	158,741	$1,046	$3,150	$(3,194)	(33,055)	$(602)	$559
Cumulative effect of accounting changes, net of tax (2)				22				22
Net earnings				203				203
Other comprehensive income (loss)							(13)	(13)
Dividends ($1.06 per share declared)				(134)				(134)
Stock-based compensation			6					6
Other employee stock plan activities			(9)	—	20	472		11
Treasury stock purchased					(104)	(663)		(104)
Balance as of September 30, 2019	$159	158,741	$1,043	$3,241	$(3,278)	(33,246)	$(615)	$550

(1) As a result of adopting ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” on July 1, 2018, the Company recorded a cumulative effect of initially applying the new guidance as an adjustment to the fiscal year 2019 opening balance of Retained earnings.
(2) As a result of adopting ASU No. 2016-02, “Leases (Topic 842),” on July 1, 2019, the Company recorded a cumulative effect of initially applying the new guidance as an adjustment to the fiscal year 2020 opening balance of Retained earnings. See Note 1 for more information.

The Company has two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended
	9/30/2019		9/30/2018
	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$78	591
Evergreen Program	104	663	120	832
Total stock repurchases	$104	663	$198	1,423

NOTE 8. STOCKHOLDERS’ EQUITY (Continued)

Changes in Accumulated other comprehensive net (loss) income by component were as follows for the periods indicated:

	Three Months Ended September 30
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive (loss) income
Balance as of June 30, 2018	$(384)	$(25)	$(138)	$(547)
Other comprehensive income (loss) before reclassifications	(2)	4	—	2
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(3)	2	(1)
Income tax benefit (expense)	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(2)	1	1	—
Balance as of September 30, 2018	$(386)	$(24)	$(137)	$(547)

Balance as of June 30, 2019	$(414)	$(23)	$(165)	$(602)
Other comprehensive income (loss) before reclassifications	(15)	1	—	(14)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	2	4
Income tax benefit (expense), and other	(1)	(1)	(1)	(3)
Net current period other comprehensive income (loss)	(16)	2	1	(13)
Balance as of September 30, 2019	$(430)	$(21)	$(164)	$(615)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For each of the three months ended September 30, 2019 and 2018, Other comprehensive income (loss) on these loans totaled $(2). There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 9. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2019	9/30/2018
Service cost	$—	$—
Interest cost	5	6
Expected return on plan assets (1)	(4)	(4)
Amortization of unrecognized items	2	2
Total	$3	$4
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2020 net periodic benefit cost is 3.9%.
During each of the three months ended September 30, 2019 and 2018, the Company made $2 in contributions to its domestic retirement income plans.
Net periodic benefit costs are reflected in Other (income) expense, net.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $27 as of September 30, 2019 and June 30, 2019, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of September 30, 2019 and June 30, 2019, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $11 of the recorded liability, as of September 30, 2019 and June 30, 2019. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of September 30, 2019 and June 30, 2019.
As of September 30, 2019, the Company was party to a letter of credit of $10, related to one of its insurance carriers, of which $0 had been drawn upon.

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
The tables below present reportable segment information and a reconciliation of the segment information to the Company’s consolidated Net sales and Earnings before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate.

	Net sales
	Three Months Ended
	9/30/2019	9/30/2018
Cleaning	$562	$571
Household	381	442
Lifestyle	322	309
International	241	241
Corporate	—	—
Total	$1,506	$1,563

	Earnings (losses) before income taxes
	Three Months Ended
	9/30/2019	9/30/2018
Cleaning	$178	$180
Household	25	59
Lifestyle	70	62
International	39	28
Corporate	(54)	(61)
Total	$258	$268

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 26% and 25% for the three months ended September 30, 2019 and 2018, respectively.

NOTE 11. SEGMENT RESULTS (Continued)

The following table provides Net sales as a percentage of the Company’s consolidated net sales for the Company’s SBUs and for the periods indicated:

	Net sales
	Three Months Ended
	9/30/2019	9/30/2018
Home care	22%	21%
Laundry	10%	10%
Professional products	6%	6%
Cleaning	38%	37%
Bags, wraps, and containers	12%	13%
Cat litter	8%	7%
Charcoal	4%	6%
Digestive health	1%	2%
Household	25%	28%
Food products	9%	9%
Natural personal care	5%	4%
Water filtration	4%	4%
Dietary supplements	3%	3%
Lifestyle	21%	20%
International	16%	15%
Total	100%	100%
.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the Securities and Exchange Commission (SEC) on August 14, 2019, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three-month period ended September 30, 2019 (the current period) to the three-month period ended September 30, 2018 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

EXECUTIVE OVERVIEW
Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,800 employees worldwide. Clorox sells its products primarily through mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, drug, pet and military stores, third-party and owned e-commerce channels, and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners, Liquid-Plumr® clog removers, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® charcoal, Hidden Valley® dressings and sauces, Brita® water-filtration products, Burt’s Bees® natural personal care products, RenewLife® digestive health products, and Rainbow Light®, Natural Vitality™ and NeoCell® dietary supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and the Clorox Healthcare® brand names. The Company has operations in more than 25 countries or territories and sells its products in more than 100 markets.
The Company primarily markets its leading brands in midsized categories considered to be financially attractive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands.
The Company operates through strategic business units (SBUs) that are aggregated into the following four reportable segments based on the economics and nature of the products sold:

•
Cleaning consists of laundry, home care and professional products marketed and sold in the United States. Products within this segment include laundry additives, such as bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning, disinfecting and food service products under the CloroxPro™, Dispatch®, Clorox Healthcare®, Hidden Valley® and KC Masterpiece® brands.

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

•
Lifestyle consists of food products, water-filtration systems and filters, natural personal care products, and dietary supplements marketed and sold mainly in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece®, Kingsford® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; natural personal care products under the Burt’s Bees® brand; and dietary supplements under the Rainbow Light®, Natural Vitality™ and NeoCell® brands.

•
International consists of products sold outside the United States. Products within this segment include laundry; home care; water-filtration systems and filters; digestive health products; charcoal; cat litter products; food products; bags, wraps and containers; natural personal care products; and professional cleaning and disinfecting products primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, RenewLife®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley®, Burt’s Bees®, CloroxPro™, and Clorox Healthcare® brands.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended
	9/30/2019	9/30/2018	% Change
Net sales	$1,506	$1,563	(4)%

	Three Months Ended September 30, 2019
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Cleaning	(2)%	1%	—%	—%	(3)%	(2)%	1%
Household	(14)	(8)	—	—	(6)	(14)	(8)
Lifestyle	4	4	—	—	—	4	4
International	—	2	—	(8)	6	8	2
Total	(4)%	—%	—%	(2)%	(2)%	(2)%	—%

(1) This represents the net impact on net sales growth / (decrease) from pricing actions, mix and other factors.
(2) Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures as well as changes in foreign exchange rates. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth, the most directly comparable GAAP financial measure.
(3) Organic volume represents volume excluding the effect of any acquisitions and divestitures.

Net sales in the current quarter decreased by 4%, reflecting lower sales in the Household and Cleaning reportable segments, partially offset by sales growth in the Lifestyle reportable segment. Volume was flat, reflecting higher shipments in the Lifestyle, International and Cleaning reportable segments, offset by lower shipments in the Household reportable segment. The variance between volume and net sales was primarily due to the impact of higher trade promotion spending, unfavorable mix and foreign currency exchange rates, partially offset by the benefit of price increases.

	Three Months Ended
	9/30/2019	9/30/2018	% Change
Gross profit	$663	$678	(2)%
Gross margin	44.0%	43.4%

Gross margin, defined as gross profit as a percentage of net sales, increased by 60 basis points in the current quarter from 43.4% to 44.0%. The increase was primarily driven by cost savings and the benefit of price increases, partially offset by higher trade promotion spending and higher manufacturing and logistics costs.

	Three Months Ended
				% of Net Sales
	9/30/2019	9/30/2018	% Change	9/30/2019	9/30/2018
Selling and administrative expenses	$211	$212	—%	14.0%	13.6%
Advertising costs	137	139	(1)	9.1	8.9
Research and development costs	30	32	(6)	2.0	2.0

Selling and administrative expenses, as a percentage of net sales, increased by 40 basis points in the current period, however were relatively flat in terms of dollars.

Advertising costs, as a percentage of net sales, increased by 20 basis points in the current period. The Company’s U.S. retail advertising spend as a percentage of net sales was approximately 10% in the current period.

Research and development costs, as a percentage of net sales, were flat in the current period. The Company continues to focus on product innovation and cost savings.

Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended
	9/30/2019	9/30/2018
Interest expense	$25	$24
Other (income) expense, net	2	3
Effective tax rate on earnings	21.5%	21.5%

The effective tax rate on earnings was 21.5% for both the current and prior periods. In comparison to prior period, the Company had a reduced benefit from excess tax deductions offset by a greater benefit from reduced tax on foreign earnings and release of uncertain tax positions.

Diluted net earnings per share

	Three Months Ended
	9/30/2019	9/30/2018	% Change
Diluted net earnings per share	$1.59	$1.62	(2)%

Diluted net earnings per share (EPS) decreased by $0.03, or 2%, in the current period, primarily due to higher trade promotion spending, unfavorable foreign exchange rates and higher manufacturing and logistics costs, partially offset by the benefit of cost savings and price increases.
SEGMENT RESULTS

The following presents the results of operations from the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Cleaning

	Three Months Ended
	9/30/2019	9/30/2018	% Change
Net sales	$562	$571	(2)%
Earnings before income taxes	178	180	(1)

Volume increased by 1%, while net sales and earnings before income taxes decreased by 2% and 1%, respectively, during the current period. The volume increase was driven by higher shipments in Professional Products and Home Care, partially offset by lower shipments in Laundry. The higher shipments of Professional Products were mainly due to continued growth across all categories. The increased shipments in Home Care were primarily driven by Clorox® disinfecting wipes due to incremental merchandising events. The lower shipments in Laundry were primarily driven by the impact of price increases. The variance between volume and net sales was primarily due to unfavorable mix. The decrease in earnings before income taxes was primarily due to lower net sales, partially offset by cost savings.

Household

	Three Months Ended
	9/30/2019	9/30/2018	% Change
Net sales	$381	$442	(14)%
Earnings before income taxes	25	59	(58)

Volume, net sales and earnings before income taxes decreased by 8%, 14% and 58%, respectively, during the current period. Volume decreased primarily driven by lower shipments of Glad® bags and wraps mainly due to distribution losses, lower shipments in Charcoal mainly due to lower merchandising support, and lower consumption in RenewLife® digestive health products. The variance between volume and net sales was primarily due to higher trade promotion spending, partially offset by the benefit of price increases. The decrease in earnings before income taxes was mainly due to higher trade promotion spending.

Lifestyle

	Three Months Ended
	9/30/2019	9/30/2018	% Change
Net sales	$322	$309	4%
Earnings before income taxes	70	62	13

Volume, net sales and earnings before income taxes increased by 4%, 4% and 13%, respectively, during the current period. Both volume and net sales increased primarily driven by growth in Burt’s Bees® Natural Personal Care mainly due to continued strength in face care and lip care supported by innovation. The increase in earnings before income taxes was primarily due to net sales growth, partially offset by higher trade promotion spending.

International

	Three Months Ended
	9/30/2019	9/30/2018	% Change
Net sales	$241	$241	—%
Earnings before income taxes	39	28	39

Volume increased by 2%, net sales was flat, and earnings before income taxes increased by 39% in the current period. Volume increased, primarily driven by higher shipments in Latin America and Australia. The variance between volume and net sales was mainly due to unfavorable foreign currency exchange rates and mix, partially offset by the benefit of price increases. The increase in earnings before income taxes was largely due to the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates, mainly from devaluation of the Argentine peso.

Argentina

The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, and economic recession. The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Clorox Argentina manufactures products at two plants that it owns and operates across Argentina and markets those products to consumers throughout the country. Products are advertised nationally and sold to consumers through wholesalers and retail outlets located throughout Argentina. Sales are made primarily through the use of Clorox Argentina’s sales force. Small amounts of products produced in Argentina are exported each year, including sales to the Company’s other subsidiaries located primarily in Latin America. Clorox Argentina obtains its raw materials almost entirely from local sources; however, the price of some of these raw materials may fluctuate with changes in the value of the U.S. dollar against the Argentine peso. The Company also conducts research and development activities at its owned facility in Buenos Aires, Argentina. Additionally, Clorox Argentina performs marketing, legal, and various other shared service activities to support the Company’s Latin American operations. Clorox Argentina, in turn, benefits from shared service activities performed within other geographic locations, such as information technology support and manufacturing technical assistance.

Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, since it has experienced cumulative inflation of approximately 100 percent or more over a three-year period. As a result, beginning July 1, 2018, the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings.

As of September 2019, the government of Argentina reinstated foreign exchange controls in response to further declines in the value of the Argentine peso, limiting the Company’s ability to convert Argentine pesos to U.S. dollars and transfer U.S. dollars outside of Argentina. At September 30, 2019 and June 30, 2019, the net asset position, excluding goodwill, of Clorox Argentina was $34 and $47, respectively. Of these net assets, cash balances were approximately $2 and $16 as of September 30, 2019 and June 30, 2019, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for both the three months ended September 30, 2019 and the fiscal year ended June 30, 2019.

Volatility in the exchange rate is expected to continue in the future, which, along with competition, changes in the retail, labor and macro-economic environment, and implemented and future additional legal limitations instituted to restrict foreign exchange transactions could have an adverse impact on Clorox Argentina’s liquidity, net sales, net earnings, cash flows and net monetary asset position. The Company is closely monitoring developments in Argentina and continues to take steps intended to mitigate the adverse conditions, but there can be no assurances that these actions will be able to mitigate these conditions as they may occur.

Corporate

Certain non-allocated administrative costs, interest income, interest expense, and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, other investments, and deferred taxes.

	Three Months Ended
	9/30/2019	9/30/2018	% Change
Losses before income taxes	$(54)	$(61)	(11)%

Losses before income taxes decreased by $7 in the current three-month period, primarily driven by lower employee incentive compensation costs.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of September 30, 2019. The following table summarizes cash activities:

	Three Months Ended
	9/30/2019	9/30/2018
Net cash provided by operations	$271	$259
Net cash used for investing activities	(42)	(36)
Net cash used for financing activities	(183)	(192)

Operating Activities

Net cash provided by operations was $271 in the current period, compared with $259 in the year-ago period. The increase was primarily due to lower working capital.

Investing Activities

Net cash used for investing activities was $42 in the current period, compared with $36 in the year-ago period. The year-over-year increase was mainly due to higher capital spending in the current period, primarily driven by the acquisition of a manufacturing facility, partially offset by cash proceeds from the sale of a manufacturing facility in the first quarter of fiscal year 2020.

Financing Activities

Net cash used for financing activities was $183 in the current period, compared with $192 in the year-ago period. The year-over-year decrease was attributable to lower treasury stock purchases, largely offset by reduced proceeds from employee stock option exercises and a decrease in cash sourced from short-term borrowings.

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

Credit Arrangements

As of September 30, 2019, the Company maintained a $1,100 revolving credit agreement that matures in February 2022. There were no borrowings under this credit agreement as of September 30, 2019 and June 30, 2019, and the Company believes that borrowings under this credit agreement are and will continue to be available for general business purposes.

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

The following table sets forth the calculation of the Interest Coverage ratio as of September 30, 2019, using Consolidated EBITDA for the trailing four quarters, as contractually defined in the credit agreement:

Twelve Months Ended
9/30/2019
Earnings from operations	$813
Add back:
Interest expense	98
Income tax expense	201
Depreciation and amortization	180
Non-cash asset impairment charges	—
Deduct:
Interest income	(2)
Consolidated EBITDA	$1,290
Interest expense	$98
Interest Coverage ratio	13.2

The Company was in compliance with all restrictive covenants and limitations in the credit agreement as of September 30, 2019, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its credit agreement, and currently expects that any drawing on the credit agreement will be fully funded.

As of September 30, 2019, the Company maintained $38 of foreign and other credit lines, of which $3 was outstanding.

Stock Repurchases and Dividend Payments

As of September 30, 2019, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended
	9/30/2019		9/30/2018
	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$78	591
Evergreen Program	104	663	120	832
Total stock repurchases	$104	663	$198	1,423

Dividends per share declared and total dividends paid were as follows for the periods indicated:

	Three Months Ended
	9/30/2019	9/30/2018
Dividends per share declared	$1.06	$0.96
Total dividends paid	133	122

CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.
NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures that may be included in this MD&A and the reasons management believes they are useful to investors are described below.  These measures should be considered supplemental in nature and are not intended to be a substitute for the related financial information prepared in accordance with U.S. GAAP.  In addition, these measures may not be the same as similarly named measures presented by other companies.

The Company uses the term Consolidated EBITDA because it is a term used in its revolving credit agreement. As defined in the credit agreement, Consolidated EBITDA represents earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges. Interest Coverage ratio is the ratio of Consolidated EBITDA to interest expense. The Company’s management believes disclosure of Consolidated EBITDA provides useful information to investors because it is used in the primary restrictive covenant in the Company’s credit agreement. For additional discussion of the Interest Coverage ratio and a reconciliation of Consolidated EBITDA, see “Financial Position and Liquidity - Financing Activities - Credit Arrangements” above.

Organic sales growth / (decrease) is defined as net sales growth excluding the effect of foreign exchange rate changes and any acquisitions and divestitures. Management believes that the presentation of organic sales growth / (decrease) is useful to investors because it excludes sales from any acquisitions and divestitures, which results in a comparison of sales only from the businesses that the Company was operating throughout the relevant periods, and the impact of foreign exchange rate changes, which are out of the control of the Company and management.

The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended September 30, 2019
	Percentage change versus the year-ago period
	Cleaning	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(2)%	(14)%	4%	—%	(4)%
Add: Foreign Exchange	—	—	—	8	2
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(2)%	(14)%	4%	8%	(2)%

Cautionary Statement
This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, or could affect the Company’s ability to achieve its strategic goals, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:

•	intense competition in the Company’s markets;

•	the impact of the changing retail environment, including the growth of alternative retail channels and business models, and changing consumer preferences;

•	volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities, and increases in energy, transportation or other costs;

•	the ability of the Company to drive sales growth, increase prices and market share, grow its product categories and manage favorable product and geographic mix;

•	dependence on key customers and risks related to customer consolidation and ordering patterns;

•
risks related to the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;

•	the Company’s ability to maintain its business reputation and the reputation of its brands and products;

•
risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges related to, among others, intangible assets and goodwill; and the ability to complete announced transactions and, if completed, integration costs and potential contingent liabilities related to those transactions;

•	lower revenue, increased costs or reputational harm resulting from government actions and regulations;

•	the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;

•	worldwide, regional and local economic and financial market conditions;

•
risks related to international operations and international trade, including foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls, including periodic changes in such controls; changes in U.S. immigration or trade policies, including the imposition of new or additional tariffs; labor claims and labor unrest; inflationary pressures, particularly in Argentina; political instability and the uncertainty regarding the outcome of Brexit; government-imposed price controls or other regulations; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; and the possibility of nationalization, expropriation of assets or other government action;

•	the ability of the Company to innovate and to develop and introduce commercially successful products, or expand into adjacent categories and countries;

•	the impact of product liability claims, labor claims and other legal or tax proceedings, including in foreign jurisdictions;

•	the ability of the Company to implement and generate cost savings and efficiencies;

•	the success of the Company’s business strategies;

•	risks related to additional increases in the estimated fair value of P&G’s interest in the Glad® business;

•	the Company’s ability to attract and retain key personnel;

•	supply disruptions and other risks inherent in reliance on a limited base of suppliers;

•
environmental matters, including costs associated with the remediation and monitoring of past contamination, and possible increases in costs resulting from actions by relevant regulators, and the handling and/or transportation of hazardous substances;

•	increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change;

•	the facilities of the Company and its suppliers being subject to disruption by events beyond the Company’s control, including work stoppages, cyber-attacks, natural disasters and terrorism;

•	the Company’s ability to maximize, assert and defend its intellectual property rights;

•	any infringement or claimed infringement by the Company of third-party intellectual property rights;

•	the accuracy of the Company’s estimates and assumptions on which its financial projections are based;

•	the effect of the Company’s indebtedness and credit rating on its business operations and financial results;

•	the Company’s ability to pay and declare dividends or repurchase its stock in the future;

•	uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate, and any additional effects of the Tax Act on the Company;

•	the Company’s ability to maintain an effective system of internal controls;

•	the impacts of potential stockholder activism; and

•	risks related to the Company’s discontinuation of operations in Venezuela.
The Company’s forward-looking statements in this Report are based on management’s current views, beliefs, assumptions and expectations regarding future events and speak only as of the date of this Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws.
In this Report, unless the context requires otherwise, the terms “the Company,” “Clorox,” “we,” “us,” and “our” refer to The Clorox Company and its subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2019. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and the information in “Cautionary Statement” included in this Report.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2020.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2019	63,144	$152.86	63,144	$1,578 million
August 1 to 31, 2019	582,004	157.66	582,004	$1,578 million
September 1 to 30, 2019	17,742	160.94	17,742	$1,578 million
Total	662,890	$157.29	662,890
____________________

(1)	All the shares purchased in July, August and September 2019 were acquired pursuant to the Company’s Evergreen Program.

(2)	Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2019.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: October 31, 2019	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller