Form 10-Q
period 2019-12-31
CLOROX CO /DE/
filed 2020-02-04
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019.
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

As of January 21, 2020, there were 125,099,598 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Net sales	$1,449	$1,473	$2,955	$3,036
Cost of products sold	810	830	1,653	1,715
Gross profit	639	643	1,302	1,321
Selling and administrative expenses	210	211	421	423
Advertising costs	140	145	277	284
Research and development costs	34	32	64	64
Interest expense	25	24	50	48
Other (income) expense, net	(5)	7	(3)	10
Earnings before income taxes	235	224	493	492
Income taxes	50	42	105	100
Net earnings	$185	$182	$388	$392
Net earnings per share
Basic net earnings per share	$1.48	$1.42	$3.09	$3.07
Diluted net earnings per share	$1.46	$1.40	$3.05	$3.02
Weighted average shares outstanding (in thousands)
Basic	125,440	128,068	125,632	127,955
Diluted	126,879	130,094	127,198	130,107

Comprehensive income	$199	$152	$389	$362

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	12/31/2019	6/30/2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$168	$111
Receivables, net	544	631
Inventories, net	514	512
Prepaid expenses and other current assets	77	51
Total current assets	1,303	1,305
Property, plant and equipment, net of accumulated depreciation and amortization of $2,185 and $2,150, respectively	1,052	1,034
Operating lease right-of-use assets	303	—
Goodwill	1,588	1,591
Trademarks, net	790	791
Other intangible assets, net	115	121
Other assets	308	274
Total assets	$5,459	$5,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$507	$396
Current operating lease liabilities	61	—
Accounts payable and accrued liabilities	945	1,035
Income taxes payable	—	9
Total current liabilities	1,513	1,440
Long-term debt	2,288	2,287
Long-term operating lease liabilities	282	—
Other liabilities	745	780
Deferred income taxes	76	50
Total liabilities	4,904	4,557
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of December 31, 2019 and June 30, 2019; and 125,024,628 and 125,686,325 shares outstanding as of December 31, 2019 and June 30, 2019, respectively	159	159
Additional paid-in capital	1,062	1,046
Retained earnings	3,292	3,150
Treasury shares, at cost: 33,716,833 and 33,055,136 shares as of December 31, 2019 and June 30, 2019, respectively	(3,357)	(3,194)
Accumulated other comprehensive net (loss) income	(601)	(602)
Stockholders’ equity	555	559
Total liabilities and stockholders’ equity	$5,459	$5,116

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2019	12/31/2018
Operating activities:
Net earnings	$388	$392
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	88	88
Stock-based compensation	19	18
Deferred income taxes	12	2
Other	21	25
Changes in:
Receivables, net	86	68
Inventories, net	(3)	(74)
Prepaid expenses and other current assets	(9)	(15)
Accounts payable and accrued liabilities	(80)	(43)
Operating lease right-of-use assets and liabilities, net	7	—
Income taxes payable	(31)	(12)
Net cash provided by operations	498	449
Investing activities:
Capital expenditures	(111)	(86)
Other	13	9
Net cash used for investing activities	(98)	(77)
Financing activities:
Notes and loans payable, net	106	33
Treasury stock purchased	(195)	(243)
Cash dividends paid	(266)	(245)
Issuance of common stock for employee stock plans and other	17	117
Net cash used for financing activities	(338)	(338)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	61	31
Cash, cash equivalents, and restricted cash:
Beginning of period	113	134
End of period	$174	$165

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2019 and 2018, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Leases

Effective July 1, 2019, the Company adopted Accounting Standards Codification 842, Leases (ASC 842). Under this guidance, the Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date and initial direct costs incurred by the Company and excludes any lease incentives received from the lessor. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option as of the commencement date of the lease, and is reviewed in subsequent periods if a triggering event occurs. As the Company’s leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date based on the lease term and the currency of the lease on a collateralized basis. Variable lease payments are the portion of lease payments that are not fixed over the lease term. Variable lease payments are expensed as incurred, and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease, as applicable. The Company elected to combine lease and non-lease components as a single lease component and to exclude short-term leases, defined as leases with initial terms of 12 months or less, from its condensed consolidated balance sheet.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application.  The standard will be effective for the Company beginning in the first quarter of fiscal year 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company intends to adopt the standard no later than July 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.

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

NOTE 2. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	12/31/2019	6/30/2019
Finished goods	$415	$411
Raw materials and packaging	127	125
Work in process	7	6
LIFO allowances	(35)	(30)
Total	$514	$512

NOTE 3. LEASES AND OTHER COMMITMENTS

The Company leases various property, plant and equipment, including office, warehousing, manufacturing and research and development facilities and equipment. These leases have remaining lease terms of up to 11 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance sheet classification	12/31/2019
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$303
Current lease liabilities	Current operating lease liabilities	61
Non-current lease liabilities	Long-term operating lease liabilities	282
Total operating lease liabilities		$343

Finance leases
Right-of-use assets	Other assets	$14
Current lease liabilities	Accounts payable and accrued liabilities	2
Non-current lease liabilities	Other liabilities	12
Total finance lease liabilities		$14

Components of lease cost were as follows:

	Three Months Ended	Six Months Ended
	12/31/2019	12/31/2019
Operating lease cost	$19	37
Finance lease cost:
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	—
Total finance lease cost	$1	2
Variable lease cost	$10	20
Short term lease cost	1	1

NOTE 3. LEASES AND OTHER COMMITMENTS (Continued)

Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

Six Months Ended
12/31/2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$29
Operating cash flows from finance leases	—
Financing cash flows from finance leases	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16
Finance leases	7

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

12/31/2019
Weighted-average remaining lease term:
Operating leases	8 years
Finance leases	8 years
Weighted-average discount rate:
Operating leases	2.6%
Finance leases	3.3%

Maturities of lease liabilities by fiscal year for the Company’s leases as of December 31, 2019 were as follows:

Year	Operating leases	Finance leases
2020	$22	$1
2021	67	2
2022	52	2
2023	45	2
2024	40	2
Thereafter	156	7
Total lease payments	$382	$16
Less: Imputed interest	(39)	(2)
Total lease liabilities	$343	$14

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

As of December 31, 2019, the notional amount of commodity derivatives was $24, of which $13 related to soybean oil futures used for the Food products business and $11 related to jet fuel swaps used for the Grilling business. As of June 30, 2019, the notional amount of commodity derivatives was $24, of which $13 related to soybean oil futures and $11 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $49 and $61, respectively, as of December 31, 2019 and June 30, 2019.

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

As of December 31, 2019 and June 30, 2019, the Company had no outstanding interest rate forward contracts.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Commodity, Foreign Exchange and Interest Rate Derivatives

The Company designates its commodity forward and futures contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate forward contracts for forecasted interest payments as cash flow hedges.

The effects of derivative instruments designated as hedging instruments on Other comprehensive income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive income
	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Commodity purchase derivative contracts	$3	$(10)	$3	$(6)
Foreign exchange derivative contracts	(1)	1	—	1
Interest rate derivative contracts	—	—	—	—
Total	$2	$(9)	$3	$(5)

	Location of Gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended		Six Months Ended
		12/31/2019	12/31/2018	12/31/2019	12/31/2018
Commodity purchase derivative contracts	Cost of products sold	$(1)	$(4)	$(1)	$—
Foreign exchange derivative contracts	Cost of products sold	—	—	—	1
Interest rate derivative contracts	Interest expense	(1)	(1)	(3)	(3)
Total		$(2)	$(5)	$(4)	$(2)

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of December 31, 2019, that is expected to be reclassified into Net earnings within the next twelve months is $(4).

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of both December 31, 2019 and June 30, 2019, $0 and $1 respectively, contained such terms. As of December 31, 2019 and June 30, 2019, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings of the Company and its counterparties, as assigned by Standard & Poor’s and Moody’s, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2019 and June 30, 2019, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of December 31, 2019, the Company maintained a negative cash margin balance related to exchange-traded futures contracts of $1, which is classified as Accounts payable and accrued liabilities in the condensed consolidated balance sheet. As of June 30, 2019, the Company maintained a cash margin balance related to exchange-traded futures contracts of $1, which is classified as Prepaid expenses and other current assets in the consolidated balance sheet.

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

As of December 31, 2019 and June 30, 2019, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			12/31/2019		6/30/2019
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Prepaid expenses and other current assets	1	$2	$2	$—	$—
			$2	$2	$—	$—
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	$—	$—	$1	$1
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	1	1	1	1
			$1	$1	$2	$2

The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			12/31/2019		6/30/2019
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments, including money market funds	Cash and cash equivalents (a)	1	$49	$49	$26	$26
Time deposits	Cash and cash equivalents (a)	2	9	9	7	7
Trust assets for nonqualified deferred compensation plans	Other assets	1	106	106	96	96
			$164	$164	$129	$129
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$507	$507	$396	$396
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	2,288	2,425	2,287	2,402
			$2,795	$2,932	$2,683	$2,798

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

NOTE 5. DEBT

On November 15, 2019, the Company entered into a new $1,200 revolving credit agreement (the Credit Agreement) that matures in November 2024. The Credit Agreement replaced a prior $1,100 revolving credit agreement in place since February 2017. No termination fees or penalties were incurred in connection with entering the new agreement, which was considered a debt modification. There were no borrowings under either the new Credit Agreement or the existing credit agreement as of December 31, 2019 and June 30, 2019, respectively, and the Company believes that borrowings under the new Credit Agreement will continue to be available for general corporate purposes. The new Credit Agreement includes certain restrictive covenants and limitations consistent with the previous agreement, with which the Company was in compliance as of December 31, 2019.

NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 21.0% and 21.3% for both the three and six months ended December 31, 2019, respectively, and 18.8% and 20.2% for the three and six months ended December 31, 2018, respectively. In comparison to prior period, the Company had a reduced benefit from excess tax deductions offset by a greater benefit from releases of uncertain tax positions.

NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Basic	125,440	128,068	125,632	127,955
Dilutive effect of stock options and other	1,439	2,026	1,566	2,152
Diluted	126,879	130,094	127,198	130,107

Antidilutive stock options and other	1,792	1	1,035	831

NOTE 8. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Net earnings	$185	$182	$388	$392
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	(29)	(7)	(31)
Net unrealized gains (losses) on derivatives	4	(2)	6	(1)
Pension and postretirement benefit adjustments	1	1	2	2
Total other comprehensive income (loss), net of tax	14	(30)	1	(30)
Comprehensive income	$199	$152	$389	$362

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)

NOTE 9. STOCKHOLDERS’ EQUITY

Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended December 31
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Total Stockholders’ Equity
	Amount	Shares (in thousands)			Amount	Shares (in thousands)
Balance as of September 30, 2018	$159	158,741	$984	$2,883	$(2,802)	(31,136)	$(547)	$677
Net earnings				182				182
Other comprehensive income (loss)							(30)	(30)
Dividends ($0.96 per share declared)				(123)				(123)
Stock-based compensation			10					10
Other employee stock plan activities			20	(2)	46	738		64
Treasury stock purchased					(38)	(253)		(38)
Balance as of December 31, 2018	$159	158,741	$1,014	$2,940	$(2,794)	(30,651)	$(577)	$742

Balance as of September 30, 2019	$159	158,741	$1,043	$3,241	$(3,278)	(33,246)	$(615)	$550
Net earnings				185				185
Other comprehensive income (loss)							14	14
Dividends ($1.06 per share declared)				(133)				(133)
Stock-based compensation			13					13
Other employee stock plan activities			6	(1)	6	106		11
Treasury stock purchased					(85)	(577)		(85)
Balance as of December 31, 2019	$159	158,741	$1,062	$3,292	$(3,357)	(33,717)	$(601)	$555

	Six Months Ended December 31
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Total Stockholders’ Equity
	Amount	Shares (in thousands)			Amount	Shares (in thousands)
Balance as of June 30, 2018	$159	158,741	$975	$2,797	$(2,658)	(30,759)	$(547)	$726
Cumulative effect of accounting changes, net of tax (1)				(3)				(3)
Net earnings				392				392
Other comprehensive income (loss)							(30)	(30)
Dividends ($1.92 per share declared)				(246)				(246)
Stock-based compensation			18					18
Other employee stock plan activities			21	—	100	1,784		121
Treasury stock purchased					(236)	(1,676)		(236)
Balance as of December 31, 2018	$159	158,741	$1,014	$2,940	$(2,794)	(30,651)	$(577)	$742

Balance as of June 30, 2019	$159	158,741	$1,046	$3,150	$(3,194)	(33,055)	$(602)	$559
Cumulative effect of accounting changes, net of tax (2)				22				22
Net earnings				388				388
Other comprehensive income (loss)							1	1
Dividends ($2.12 per share declared)				(267)				(267)
Stock-based compensation			19					19
Other employee stock plan activities			(3)	(1)	26	578		22
Treasury stock purchased					(189)	(1,240)		(189)
Balance as of December 31, 2019	$159	158,741	$1,062	$3,292	$(3,357)	(33,717)	$(601)	$555

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

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)

The Company has two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	12/31/2019		12/31/2018		12/31/2019		12/31/2018
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$85	577	$—	—	$85	577	$78	591
Evergreen Program	—	—	38	253	104	663	158	1,085
Total stock repurchases	$85	577	$38	253	$189	1,240	$236	1,676

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)

Changes in Accumulated other comprehensive net (loss) income by component were as follows for the periods indicated:

	Three Months Ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of September 30, 2018	$(386)	$(24)	$(137)	$(547)
Other comprehensive income (loss) before reclassifications	(28)	(9)	—	(37)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	5	1	6
Income tax benefit (expense)	(1)	2	—	1
Net current period other comprehensive income (loss)	(29)	(2)	1	(30)
Balance as of December 31, 2018	$(415)	$(26)	$(136)	$(577)

Balance as of September 30, 2019	$(430)	$(21)	$(164)	$(615)
Other comprehensive income (loss) before reclassifications	9	2	—	11
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	1	3
Income tax benefit (expense), and other	—	—	—	—
Net current period other comprehensive income (loss)	9	4	1	14
Balance as of December 31, 2019	$(421)	$(17)	$(163)	$(601)

	Six Months Ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2018	$(384)	$(25)	$(138)	$(547)
Other comprehensive income (loss) before reclassifications	(30)	(5)	—	(35)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	3	5
Income tax benefit (expense)	(1)	2	(1)	—
Net current period other comprehensive income (loss)	(31)	(1)	2	(30)
Balance as of December 31, 2018	$(415)	$(26)	$(136)	$(577)

Balance as of June 30, 2019	$(414)	$(23)	$(165)	$(602)
Other comprehensive income (loss) before reclassifications	(6)	3	—	(3)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	4	3	7
Income tax benefit (expense), and other	(1)	(1)	(1)	(3)
Net current period other comprehensive income (loss)	(7)	6	2	1
Balance as of December 31, 2019	$(421)	$(17)	$(163)	$(601)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and six months ended December 31, 2019, Other comprehensive income (loss) on these loans totaled $0 and $(1), respectively. For the three and six months ended December 31, 2018, Other comprehensive income (loss) on these loans totaled $(2) and $(4), respectively. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 10. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Service cost	$—	$—	$—	$—
Interest cost	5	6	10	12
Expected return on plan assets (1)	(5)	(5)	(9)	(9)
Amortization of unrecognized items	2	3	4	5
Total	$2	$4	$5	$8
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2020 net periodic benefit cost is 3.9%.
The net periodic benefit for the Company’s retirement health care plans was ($1) for both the three and six months ended December 31, 2019 and 2018.
During each of the three months ended December 31, 2019 and 2018, the Company made $2 in contributions to its domestic retirement income plans. During each of the six months ended December 31, 2019 and 2018, the Company made $4 in contributions to its domestic retirement income plans.
Net periodic benefit costs are reflected in Other (income) expense, net.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $27 as of December 31, 2019 and June 30, 2019, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of December 31, 2019 and June 30, 2019, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $11 of the recorded liability, as of December 31, 2019 and June 30, 2019. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of December 31, 2019 and June 30, 2019.
As of December 31, 2019, the Company was party to a letter of credit of $10, related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 12. SEGMENT RESULTS (Continued)

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

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Cleaning	$501	$500	$1,063	$1,071
Household	360	393	741	835
Lifestyle	347	335	669	644
International	241	245	482	486
Corporate	—	—	—	—
Total	$1,449	$1,473	$2,955	$3,036

	Earnings (losses) before income taxes
	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Cleaning	$147	$135	$325	$315
Household	37	46	62	105
Lifestyle	85	78	155	140
International	31	25	70	53
Corporate	(65)	(60)	(119)	(121)
Total	$235	$224	$493	$492

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% and 26% for the three and six months ended December 31, 2019, respectively, and 24% and 25% for the three and six months ended December 31, 2018, respectively.

NOTE 12. SEGMENT RESULTS (Continued)

The following table provides Net sales as a percentage of the Company’s consolidated net sales for the Company’s SBUs and for the periods indicated:

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Home care	20%	19%	21%	20%
Laundry	8%	9%	9%	9%
Professional products	6%	6%	6%	6%
Cleaning	34%	34%	36%	35%
Bags, wraps, and containers	13%	13%	12%	14%
Cat litter	8%	8%	8%	7%
Grilling	3%	3%	4%	5%
Digestive health	1%	2%	1%	2%
Household	25%	26%	25%	28%
Food products	10%	10%	9%	9%
Natural personal care	7%	6%	6%	5%
Water filtration	3%	3%	4%	3%
Dietary supplements	4%	4%	4%	4%
Lifestyle	24%	23%	23%	21%
International	17%	17%	16%	16%
Total	100%	100%	100%	100%

During the second quarter of fiscal year 2020, the Company’s Charcoal SBU within the Household reportable segment was renamed the Grilling SBU to reflect a broader strategic view of the category. There has been no change to the composition of the Grilling SBU or the Household reportable segment; therefore, no prior periods were restated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the Securities and Exchange Commission (SEC) on August 14, 2019, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and six month periods ended December 31, 2019 (the current period) to the three and six month periods ended December 31, 2018 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

EXECUTIVE OVERVIEW
Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,800 employees worldwide. Clorox sells its products primarily through mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, drug, pet and military stores, third-party and owned e-commerce channels, and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners, Liquid-Plumr® clog removers, Poett® home care products, Fresh Step® cat litter, Glad® bags, wraps and containers, Kingsford® grilling products, Hidden Valley® dressings and sauces, Brita® water-filtration products, Burt’s Bees® natural personal care products, RenewLife® digestive health products, and Rainbow Light®, Natural Vitality™ and NeoCell® dietary supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and the Clorox Healthcare® brand names. The Company has operations in more than 25 countries or territories and sells its products in more than 100 markets.
The Company primarily markets its leading brands in midsized categories considered to be financially attractive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands.
The Company operates through strategic business units (SBUs) that are aggregated into the following four reportable segments based on the economics and nature of the products sold. During the second quarter of fiscal year 2020, the Company’s Charcoal SBU within the Household reportable segment was renamed the Grilling SBU to reflect a broader strategic view of the category. There has been no change to the composition of the Grilling SBU or the Household reportable segment; therefore, no prior periods were restated.

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

•
Household consists of grilling products, bags, wraps and containers, cat litter, and digestive health products marketed and sold in the United States. Products within this segment include grilling products under the Kingsford® and Match Light® brands; bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and digestive health products under the RenewLife® brand.

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

•
International consists of products sold outside the United States. Products within this segment include laundry; home care; water-filtration systems and filters; digestive health products; grilling products; cat litter products; food products; bags, wraps and containers; natural personal care products; and professional cleaning and disinfecting products primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, RenewLife®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley®, Burt’s Bees®, CloroxPro™, and Clorox Healthcare® brands.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended			Six Months Ended
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018	% Change
Net sales	$1,449	$1,473	(2)%	$2,955	$3,036	(3)%

	Three Months Ended December 31, 2019
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Cleaning	—%	1%	—%	—%	(1)%	—%	2%
Household	(8)	(5)	—	—	(3)	(8)	(5)
Lifestyle	4	4	—	—	—	4	4
International	(2)	(1)	—	(8)	7	6	1
Total	(2)%	—%	—%	(2)%	—%	—%	—%

	Six Months Ended December 31, 2019
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Cleaning	(1)%	1%	—%	—%	(2)%	(1)%	1%
Household	(11)	(6)	—	—	(5)	(11)	(6)
Lifestyle	4	4	—	—	—	4	4
International	(1)	1	—	(8)	6	7	1
Total	(3)%	—%	—%	(2)%	(1)%	(1)%	—%

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

Net sales in the current quarter decreased by 2%, reflecting lower sales in the Household and International reportable segments, partially offset by sales growth in the Lifestyle reportable segment. Volume was flat, reflecting lower shipments in the Household and International reportable segments, offset by higher shipments in the Lifestyle and Cleaning reportable segments. The variance between volume and net sales was primarily due to higher trade promotion spending and the impact of unfavorable foreign currency exchange rates, partially offset by the benefit of price increases.

Net sales in the current six month period decreased by 3%, reflecting lower sales primarily in the Household reportable segment, offset by sales growth in the Lifestyle reportable segment. Volume was flat, reflecting lower shipments in the Household reportable segment, partially offset by higher shipments primarily in the Lifestyle segment. The variance between volume and net sales was primarily due to the impact of higher trade promotion spending, unfavorable foreign currency exchange rates and unfavorable mix, partially offset by the benefit of price increases.

	Three Months Ended			Six Months Ended
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018	% Change
Gross profit	$639	$643	(1)%	$1,302	$1,321	(1)%
Gross margin	44.1%	43.7%		44.1%	43.5%

Gross margin, defined as gross profit as a percentage of net sales, increased by 40 basis points in the current period from 43.7% to 44.1%. The increase was primarily driven by cost savings and the benefit of price increases, partially offset by higher trade promotion spending and manufacturing and logistics costs.

Gross margin increased 60 basis points in the current six month period from 43.5% to 44.1%. The increase was primarily driven by cost savings and the benefit of price increases, partially offset by higher trade promotion spending and manufacturing and logistics costs.

	Three Months Ended
				% of Net Sales
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018
Selling and administrative expenses	$210	$211	—%	14.5%	14.3%
Advertising costs	140	145	(3)	9.7	9.8
Research and development costs	34	32	6	2.3	2.2

	Six Months Ended
				% of Net Sales
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018
Selling and administrative expenses	$421	$423	—%	14.2%	13.9%
Advertising costs	277	284	(2)	9.4	9.4
Research and development costs	64	64	—	2.2	2.1

Selling and administrative expenses, as a percentage of net sales, increased by 20 basis points and 30 basis points in the current three and six month periods, respectively, however; such expenses remained relatively flat in terms of dollars in both the current three and six month periods.

Advertising costs, as a percentage of net sales, remained essentially flat in the current three and six month periods. The Company’s U.S. retail advertising spend as a percentage of net sales was approximately 11% in the current and year-ago quarters.

Research and development costs, as a percentage of net sales, remained flat in the current three and six month periods. The Company continues to focus on product innovation and cost savings.

Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Interest expense	$25	$24	$50	$48
Other (income) expense, net	(5)	7	(3)	10
Effective tax rate on earnings	21.0%	18.8%	21.3%	20.2%

Other (income) expense, net was $(5) and $7 in the current and prior three month periods, respectively, and $(3) and $10 in the current and prior six month periods, respectively. The variances were primarily due to the impact from revaluation of the Company's trust assets related to its non-qualified deferred compensation plans (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

The effective tax rate on earnings was 21.0% and 21.3% for the current three and six month periods, respectively, and 18.8% and 20.2% for the prior three and six month periods, respectively. In comparison to the prior period, the Company had a reduced benefit from excess tax deductions, partially offset by a greater benefit from releases of uncertain tax positions.

Diluted net earnings per share

	Three Months Ended			Six Months Ended
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018	% Change
Diluted net earnings per share	$1.46	$1.40	4%	$3.05	$3.02	1%

Diluted net earnings per share (EPS) increased by $0.06, or 4%, in the current three month period, primarily due to gross margin expansion.

Diluted net earnings per share increased by $0.03, or 1%, in the current six month period, primarily due to gross margin expansion.

SEGMENT RESULTS

The following presents the results of operations from the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Cleaning

	Three Months Ended			Six Months Ended
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018	% Change
Net sales	$501	$500	—%	$1,063	$1,071	(1)%
Earnings before income taxes	147	135	9	325	315	3

Volume increased by 1%, sales were flat, and earnings before income taxes increased by 9% in the current three month period. The volume increase was driven by higher shipments in Home Care and Professional Products, partially offset by lower shipments in Laundry due to reduced merchandising support. The higher shipments in Home Care were primarily driven by Clorox® disinfecting wipes due to incremental merchandising events. The higher shipments of Professional Product were mainly due to continued growth across all categories. The variance between volume and net sales was primarily due to unfavorable mix. The increase in earnings before income taxes was primarily due to favorable commodity costs, cost savings and lower manufacturing and logistics costs.

Volume increased by 1%, net sales decreased by 1%, and earnings before income taxes increased by 3% in the current six month period. The volume increase was driven by higher shipments in Home Care and Professional Products, partially offset by lower shipments in Laundry. The higher shipments in Home Care were primarily driven by Clorox® disinfecting wipes due to incremental merchandising events. The higher shipments of Professional Products were mainly due to continued growth across all categories. The variance between volume and net sales was mainly due to unfavorable mix. The increase in earnings before income taxes was primarily due to cost savings and favorable commodity costs, partially offset by lower net sales.

Household

	Three Months Ended			Six Months Ended
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018	% Change
Net sales	$360	$393	(8)%	$741	$835	(11)%
Earnings before income taxes	37	46	(20)	62	105	(41)

Volume, net sales and earnings before income taxes decreased by 5%, 8% and 20%, respectively, in the current three month period. The volume decrease was driven by lower shipments of RenewLife® digestive health products due to continued category and competitive headwinds, Glad® bags and wraps due to distribution losses and increased competitive activity and lower shipments of Grilling products as the Company finished working through elevated retail inventory from the prior year. The variance between volume and net sales was primarily due to higher trade promotion spending, partially offset by the benefits of price increases. The decrease in earnings before income taxes was mainly due to lower sales and higher manufacturing and logistics costs, partially offset by cost savings.

Volume, net sales and earnings before income taxes decreased by 6%, 11% and 41%, respectively, in the current six month period. The volume decrease was mainly driven by lower shipments of Glad® bags and wraps mainly due to ongoing distribution losses, lower shipments in Grilling as the Company finished working through elevated retail inventory from the prior year and continued category and competitive headwinds in RenewLife® digestive health products. The variance between volume and net sales was primarily due to higher trade promotion spending partially offset by the benefits of price increases. The decrease in earnings before income taxes was mainly due to lower sales, higher manufacturing and logistics costs, partially offset by cost savings.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018	% Change
Net sales	$347	$335	4%	$669	$644	4%
Earnings before income taxes	85	78	9	155	140	11

Volume, net sales and earnings before income taxes increased by 4%, 4% and 9%, respectively, in the current three month period. Both volume and net sales increased, primarily driven by higher shipments of Burt’s Bees® Natural Personal Care products due to continued strength in lip care, Food due to higher shipments of Hidden Valley® products, mainly due to merchandising support, and Brita® primarily due to innovation. The increase in earnings before income taxes was primarily due to net sales growth.

Volume, net sales and earnings before income taxes increased by 4%, 4% and 11%, respectively, in the current six month period. Both volume growth and net sales growth were driven by higher shipments of Burt’s Bees® Natural Personal Care products due to continued strength in face and lip care supported by innovation and merchandising, Food primarily driven by increased shipments of Hidden Valley® products due to higher consumption and increased merchandising support and Brita® products due to innovation. The increase in earnings before income taxes was primarily due to higher sales and cost savings.

International

	Three Months Ended			Six Months Ended
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018	% Change
Net sales	$241	$245	(2)%	$482	$486	(1)%
Earnings before income taxes	31	25	24	70	53	32

Volume and net sales decreased by 1% and 2% respectively, while earnings before income taxes increased by 24% in the current three month period. Volume decreased, primarily driven by lower shipments in Latin America, partially offset by higher shipments in Canada. The variance between volume and net sales was mainly due to unfavorable foreign currency exchange rates, mainly in Argentina, and higher trade promotion spending, partially offset by the benefit of price increases. The increase in earnings before income taxes was primarily due to the benefit of price increases and cost savings, partially offset by the impact of unfavorable foreign currency exchange rates and inflationary pressure on manufacturing and logistics costs.

Volume increased by 1%, net sales decreased by 1%, and earnings before income taxes increased by 32% in the current six month period. Volume increased primarily driven by higher shipments in Australia. The variance between volume and net sales was mainly due to unfavorable foreign currency exchange rates, mainly in Argentina, and higher trade promotion spending, partially offset by the benefit of price increases. The increase in earnings before income taxes was largely due to the benefit of price increases and cost savings, partially offset by unfavorable foreign currency exchange rates and inflationary pressure on manufacturing and logistics costs.

Argentina

The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, and economic recession. The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Clorox Argentina manufactures products at two plants that it owns and operates across Argentina and markets those products to consumers throughout the country. Products are advertised nationally and sold to consumers through wholesalers and retail outlets located throughout Argentina. Sales are made primarily through the use of Clorox Argentina’s sales force. Small amounts of products produced in Argentina are exported each year, including sales to the Company’s other subsidiaries located primarily in Latin America. Clorox Argentina obtains its raw materials almost entirely from local sources; however, the price of some of these raw materials may fluctuate with changes in the value of the U.S. dollar against the Argentine peso. The Company also conducts research and development activities at its owned facility in Buenos Aires, Argentina. Additionally, Clorox Argentina performs marketing, legal, and various other shared service activities to support the Company’s International operations. Clorox Argentina, in turn, benefits from shared service activities performed within other geographic locations, such as information technology support and manufacturing technical assistance.

Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, since it has experienced cumulative inflation of approximately 100 percent or more over a three year period. As a result, beginning July 1, 2018, the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings.

As of September 2019, the government of Argentina reinstated foreign exchange controls in response to further declines in the value of the Argentine peso, limiting the Company’s ability to convert Argentine pesos to U.S. dollars and transfer U.S. dollars outside of Argentina. At December 31, 2019 and June 30, 2019, the net asset position, excluding goodwill, of Clorox Argentina was $39 and $47, respectively. Of these net assets, cash balances were approximately $4 and $16 as of December 31, 2019 and June 30, 2019, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for both the six months ended December 31, 2019 and the fiscal year ended June 30, 2019.

Volatility in the exchange rate is expected to continue in the future, which, along with competition, changes in the retail, labor and macro-economic environment, and implemented and future additional legal limitations instituted to restrict foreign exchange transactions, as well as government price controls, could have an adverse impact on Clorox Argentina’s liquidity, net sales, net earnings, cash flows and net monetary asset position. The Company is closely monitoring developments in Argentina and continues to take steps intended to mitigate the adverse conditions, but there can be no assurances that these actions will be able to mitigate these conditions as they may occur.

Corporate

Certain non-allocated administrative costs, interest income, interest expense, and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, other investments, and deferred taxes.

	Three Months Ended			Six Months Ended
	12/31/2019	12/31/2018	% Change	12/31/2019	12/31/2018	% Change
Losses before income taxes	$(65)	$(60)	8%	$(119)	$(121)	(2)%

Losses before income taxes increased slightly in the current three month period and were relatively flat for the current six month period.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of December 31, 2019. The following table summarizes cash activities:

	Six Months Ended
	12/31/2019	12/31/2018
Net cash provided by operations	$498	$449
Net cash used for investing activities	(98)	(77)
Net cash used for financing activities	(338)	(338)

Operating Activities

Net cash provided by operations was $498 in the current six month period, compared with $449 in the prior six month period. The year-over-year increase was primarily due to lower working capital, driven by continued efforts to optimize inventory levels, partially offset by the timing of payments.

Investing Activities

Net cash used for investing activities was $98 in the current six month period, compared with $77 in the prior six month period. The year-over-year increase was mainly due to higher capital spending in the current six month period, primarily driven by the acquisition of a manufacturing facility.

Financing Activities

Net cash used for financing activities was $338 for both the current and prior six month periods. The current-year financing activity reflects an increase in cash sourced from short-term borrowings and lower treasury stock purchases, offset by reduced proceeds from employee stock option exercises and higher cash dividends payments.

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

Credit Arrangements

On November 15, 2019, the Company entered into a new $1,200 revolving credit agreement (the Credit Agreement) that matures in November 2024. The Credit Agreement replaced a prior $1,100 revolving credit in place since February 2017. The Company did not incur any termination fees or penalties in connection with entering the new agreement, which was considered a debt modification. There were no borrowings under either the new Credit Agreement or then existing credit agreement as of December 31, 2019 and June 30, 2019, respectively, and the Company believes that borrowings under the new Credit Agreement are and will continue to be available for general business purposes.

The Credit Agreement includes certain restrictive covenants and limitations consistent with the previous agreement. The primary restrictive covenant is a minimum ratio of 4.0 calculated as total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

The following table sets forth the calculation of the Interest Coverage ratio as of December 31, 2019, using Consolidated EBITDA for the trailing four quarters, as contractually defined in the Credit Agreement:

Twelve Months Ended
12/31/2019
Earnings from operations	$816
Add back:
Interest expense	99
Income tax expense	209
Depreciation and amortization	180
Non-cash asset impairment charges	—
Deduct:
Interest income	(3)
Consolidated EBITDA	$1,301
Interest expense	$99
Interest Coverage ratio	13.1

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2019, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to fully draw on its credit agreement, and currently expects that any drawing on the Credit Agreement will be fully funded.

As of December 31, 2019, the Company maintained $39 of foreign and other credit lines, of which $0 was outstanding.

Stock Repurchases and Dividend Payments

As of December 31, 2019, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	12/31/2019		12/31/2018		12/31/2019		12/31/2018
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$85	577	$—	—	$85	577	$78	591
Evergreen Program	—	—	38	253	104	663	158	1,085
Total stock repurchases	$85	577	$38	253	$189	1,240	$236	1,676

Dividends per share declared and total dividends paid were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Dividends per share declared	$1.06	$0.96	$2.12	$1.92
Total dividends paid	133	123	266	245

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

The Company uses the term Consolidated EBITDA because it is a term used in its revolving credit agreement. As defined in the Credit Agreement, Consolidated EBITDA represents earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges. Interest Coverage ratio is the ratio of Consolidated EBITDA to interest expense. The Company’s management believes disclosure of Consolidated EBITDA provides useful information to investors because it is used in the primary restrictive covenant in the Credit Agreement. For additional discussion of the Interest Coverage ratio and a reconciliation of Consolidated EBITDA, see “Financial Position and Liquidity - Financing Activities - Credit Arrangements” above.

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

The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended December 31, 2019
	Percentage change versus the year-ago period
	Cleaning	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	—%	(8)%	4%	(2)%	(2)%
Add: Foreign Exchange	—	—	—	8	2
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	—%	(8)%	4%	6%	—%

	Six Months Ended December 31, 2019
	Percentage change versus the year-ago period
	Cleaning	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(1)%	(11)%	4%	(1)%	(3)%
Add: Foreign Exchange	—	—	—	8	2
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(1)%	(11)%	4%	7%	(1)%

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
No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2020.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2019	—	$—	—	$1,578 million
November 1 to 30, 2019	576,999	147.31	576,999	$1,493 million
December 1 to 31, 2019	—	—	—	$1,493 million
Total	576,999	$147.31	576,999
____________________

(1)	All of the shares purchased in November 2019 were acquired pursuant to the Company’s 2018 Open-Market Program.

(2)	Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1
Credit Agreement, dated as of November 15, 2019, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed November 18, 2019, incorporated herein by reference).

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

THE CLOROX COMPANY
(Registrant)

DATE: February 4, 2020	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller