Form 10-Q
period 2020-03-31
CLOROX CO /DE/
filed 2020-05-01
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020.
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

(Former name, former address and former fiscal year, if changed since last report)
___________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $1.00 par value	CLX	New York Stock Exchange

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

As of April 17, 2020, there were 125,933,818 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Net sales	$1,783	$1,551	$4,738	$4,587
Cost of products sold	951	878	2,604	2,593
Gross profit	832	673	2,134	1,994
Selling and administrative expenses	269	216	690	639
Advertising costs	184	161	461	445
Research and development costs	39	34	103	98
Interest expense	24	24	74	72
Other (income) expense, net	19	(2)	16	8
Earnings before income taxes	297	240	790	732
Income taxes	56	53	161	153
Net earnings	$241	$187	$629	$579
Net earnings per share
Basic net earnings per share	$1.92	$1.46	$5.01	$4.53
Diluted net earnings per share	$1.89	$1.44	$4.94	$4.45
Weighted average shares outstanding (in thousands)
Basic	125,661	128,404	125,641	128,092
Diluted	127,328	130,266	127,236	130,218

Comprehensive income	$186	$200	$575	$562

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except share and per share data)

	3/31/2020	6/30/2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$496	$111
Receivables, net	726	631
Inventories, net	457	512
Prepaid expenses and other current assets	71	51
Total current assets	1,750	1,305
Property, plant and equipment, net of accumulated depreciation and amortization of $2,203 and $2,150, respectively	1,047	1,034
Operating lease right-of-use assets	297	—
Goodwill	1,568	1,591
Trademarks, net	785	791
Other intangible assets, net	111	121
Other assets	292	274
Total assets	$5,850	$5,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$638	$396
Current operating lease liabilities	65	—
Accounts payable and accrued liabilities	1,091	1,035
Income taxes payable	—	9
Total current liabilities	1,794	1,440
Long-term debt	2,288	2,287
Long-term operating lease liabilities	277	—
Other liabilities	730	780
Deferred income taxes	66	50
Total liabilities	5,155	4,557
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of March 31, 2020 and June 30, 2019; and 125,923,030 and 125,686,325 shares outstanding as of March 31, 2020 and June 30, 2019, respectively	159	159
Additional paid-in capital	1,111	1,046
Retained earnings	3,398	3,150
Treasury shares, at cost: 32,818,431 and 33,055,136 shares as of March 31, 2020 and June 30, 2019, respectively	(3,317)	(3,194)
Accumulated other comprehensive net (loss) income	(656)	(602)
Stockholders’ equity	695	559
Total liabilities and stockholders’ equity	$5,850	$5,116

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2020	3/31/2019
Operating activities:
Net earnings	$629	$579
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	133	133
Stock-based compensation	37	34
Deferred income taxes	5	(7)
Other	26	(29)
Changes in:
Receivables, net	(102)	11
Inventories, net	50	(51)
Prepaid expenses and other current assets	(6)	(10)
Accounts payable and accrued liabilities	53	(55)
Operating lease right-of-use assets and liabilities, net	7	—
Income taxes payable / prepaid	(26)	(2)
Net cash provided by operations	806	603
Investing activities:
Capital expenditures	(158)	(135)
Other	13	9
Net cash used for investing activities	(145)	(126)
Financing activities:
Notes and loans payable, net	234	117
Treasury stock purchased	(225)	(315)
Cash dividends paid	(399)	(368)
Issuance of common stock for employee stock plans and other	129	137
Net cash used for financing activities	(261)	(429)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	392	46
Cash, cash equivalents, and restricted cash:
Beginning of period	113	134
End of period	$505	$180

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except share and per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2020 and 2019, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Leases

Effective July 1, 2019, the Company adopted Accounting Standards Codification 842, Leases (ASC 842). Under this guidance, the Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (ROU) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date and initial direct costs incurred by the Company and excludes any lease incentives received from the lessor. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The lease term may include an option to extend or terminate the lease when it is reasonably certain that the Company will exercise that option as of the commencement date of the lease, and is reviewed in subsequent periods if a triggering event occurs. As the Company’s leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date based on the lease term and the currency of the lease on a collateralized basis. Variable lease payments are the portion of lease payments that are not fixed over the lease term. Variable lease payments are expensed as incurred, and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease, as applicable. The Company elected to combine lease and non-lease components as a single lease component and to exclude short-term leases, defined as leases with initial terms of 12 months or less, from its condensed consolidated balance sheet.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistency of application. The standard will be effective for the Company beginning in the first quarter of fiscal year 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

NOTE 2. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	3/31/2020	6/30/2019
Finished goods	$362	$411
Raw materials and packaging	123	125
Work in process	7	6
LIFO allowances	(35)	(30)
Total	$457	$512

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

Supplemental balance sheet information related to the Company’s leases was as follows:

	Balance sheet classification	3/31/2020
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$297
Current lease liabilities	Current operating lease liabilities	65
Non-current lease liabilities	Long-term operating lease liabilities	277
Total operating lease liabilities		$342

Finance leases
Right-of-use assets	Other assets	$14
Current lease liabilities	Accounts payable and accrued liabilities	2
Non-current lease liabilities	Other liabilities	12
Total finance lease liabilities		$14

Components of lease cost were as follows:

	Three Months Ended	Nine Months Ended
	3/31/2020	3/31/2020
Operating lease cost	$17	54
Finance lease cost:
Amortization of right-of-use assets	1	3
Interest on lease liabilities	—	—
Total finance lease cost	$1	3
Variable lease cost	$10	30
Short term lease cost	—	1

NOTE 3. LEASES AND OTHER COMMITMENTS (Continued)
Supplemental cash flow information and non-cash activity related to the Company’s leases were as follows:

Nine Months Ended
3/31/2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$47
Operating cash flows from finance leases	—
Financing cash flows from finance leases	2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28
Finance leases	7

Weighted-average remaining lease term and discount rate for the Company’s leases were as follows:

3/31/2020
Weighted-average remaining lease term:
Operating leases	7 years
Finance leases	7 years
Weighted-average discount rate:
Operating leases	2.6%
Finance leases	3.2%

Maturities of lease liabilities by fiscal year for the Company’s leases as of March 31, 2020 were as follows:

Year	Operating leases	Finance leases
2020	$12	$1
2021	68	3
2022	54	2
2023	48	2
2024	41	2
Thereafter	155	6
Total lease payments	$378	$16
Less: Imputed interest	(36)	(2)
Total lease liabilities	$342	$14

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

As of March 31, 2020, the notional amount of commodity derivatives was $31, of which $18 related to soybean oil futures used for the Food products business and $13 related to jet fuel swaps used for the Grilling business. As of June 30, 2019, the notional amount of commodity derivatives was $24, of which $13 related to soybean oil futures and $11 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $26 and $61, respectively, as of March 31, 2020 and June 30, 2019.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate forward contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt or to manage the Company’s level of fixed and floating rate debt. These interest rate forward contracts historically have had durations of less than 12 months. The interest rate contracts are measured at fair value using information quoted by U.S. government bond dealers.

As of March 31, 2020 and June 30, 2019, the Company had no outstanding interest rate forward contracts.

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

The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Commodity purchase derivative contracts	$(11)	$2	$(8)	$(4)
Foreign exchange derivative contracts	2	—	2	1
Interest rate derivative contracts	—	—	—	—
Total	$(9)	$2	$(6)	$(3)

	Location of Gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended		Nine Months Ended
		3/31/2020	3/31/2019	3/31/2020	3/31/2019
Commodity purchase derivative contracts	Cost of products sold	$—	$(1)	$(1)	$(1)
Foreign exchange derivative contracts	Cost of products sold	—	1	—	2
Interest rate derivative contracts	Interest expense	(2)	(2)	(5)	(5)
Total		$(2)	$(2)	$(6)	$(4)

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of March 31, 2020, that is expected to be reclassified into Net earnings within the next twelve months is $(11).

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instrument exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of both March 31, 2020 and June 30, 2019, $5 and $1 respectively, contained such terms. As of March 31, 2020 and June 30, 2019, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings of the Company and its counterparties, as assigned by Standard & Poor’s and Moody’s, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2020 and June 30, 2019, the Company and each of its counterparties had been assigned investment grade credit ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of March 31, 2020 and June 30, 2019, the Company maintained a cash margin balance related to exchange-traded futures contracts of $2 and $1, respectively, which is classified as Prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

As of March 31, 2020 and June 30, 2019, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			3/31/2020		6/30/2019
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	$2	$2	$—	$—
			$2	$2	$—	$—
Liabilities
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	$5	$5	$1	$1
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	1	1	1	1
Commodity purchase swaps contracts	Other liabilities	2	1	1	—	—
			$7	$7	$2	$2

The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			3/31/2020		6/30/2019
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments, including money market funds	Cash and cash equivalents (a)	1	$179	$179	$26	$26
Time deposits	Cash and cash equivalents (a)	2	168	168	7	7
Trust assets for nonqualified deferred compensation plans	Other assets	1	89	89	96	96
			$436	$436	$129	$129
Liabilities
Notes and loans payable	Notes and loans payable (b)	2	$638	$638	$396	$396
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (c)	2	2,288	2,430	2,287	2,402
			$2,926	$3,068	$2,683	$2,798

____________________

(a)Cash and cash equivalents are composed of time deposits and other interest bearing investments, including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(b)Notes and loans payable is composed of amounts drawn on the Company’s Credit Agreement, outstanding U.S. commercial paper balances and/or other similar short-term debt issued by non-U.S. subsidiaries, all of which are recorded at cost, which approximates fair value.
(c)Current maturities of long-term debt and Long-term debt are recorded at cost. The fair value of Long-term debt, including current maturities, was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

NOTE 5. DEBT

Short-term borrowings
Notes and loans payable, which mature in less than one year, consisted of the following as of:

	3/31/2020	6/30/2019
Draw down on revolving credit facility	$450	$—
Commercial paper	188	396
Total	$638	$396
On November 15, 2019, the Company entered into a new $1,200 revolving credit agreement (the Credit Agreement) that matures in November 2024. The Credit Agreement replaced a prior $1,100 revolving credit agreement (the Prior Agreement) in place since February 2017. No termination fees or penalties were incurred in connection with entering the new agreement, which was considered a debt modification.
There was $450 outstanding under the Credit Agreement as of March 31, 2020, and no borrowings under the Prior Agreement as of June 30, 2019. The Company borrowed under the Credit Agreement primarily to pay down maturing commercial paper balances in light of current uncertainty in short-term credit markets resulting from the COVID-19 outbreak. As of March 31, 2020, the effective interest of the revolving credit facility was 1.86%.
The Company believes that borrowings under the new Credit Agreement will continue to be available for general corporate purposes. The new Credit Agreement includes certain restrictive covenants and limitations, which are consistent with the Prior Agreement and with which the Company was in compliance as of March 31, 2020.

NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 18.9% and 20.4% for the three and nine months ended March 31, 2020, respectively, and 21.8% and 20.8% for the three and nine months ended March 31, 2019, respectively. The decrease in the effective tax rate on earnings for the current three month period was primarily due to a higher benefit from excess tax benefits, partially offset by a lower benefit from the release of uncertain tax positions. The decrease for the current nine month period was primarily due to a higher benefit from the release of uncertain tax positions, offset by a lower benefit from excess tax benefits.

NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Basic	125,661	128,404	125,641	128,092
Dilutive effect of stock options and other	1,667	1,862	1,595	2,126
Diluted	127,328	130,266	127,236	130,218

Antidilutive stock options and other	—	23	2	807

NOTE 8. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Net earnings	$241	$187	$629	$579
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(51)	8	(58)	(23)
Net unrealized gains (losses) on derivatives	(5)	3	1	2
Pension and postretirement benefit adjustments	1	2	3	4
Total other comprehensive (loss) income, net of tax	(55)	13	(54)	(17)
Comprehensive income	$186	$200	$575	$562

NOTE 9. STOCKHOLDERS’ EQUITY

Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended March 31
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Total Stockholders’ Equity
	Amount	Shares (in thousands)			Amount	Shares (in thousands)
Balance as of December 31, 2018	$159	158,741	$1,014	$2,940	$(2,794)	(30,651)	$(577)	$742
Net earnings				187				187
Other comprehensive (loss) income							13	13
Dividends ($0.96 per share declared)				(123)				(123)
Stock-based compensation			16					16
Other employee stock plan activities			3	—	16	264		19
Treasury stock purchased					(73)	(466)		(73)
Balance as of March 31, 2019	$159	158,741	$1,033	$3,004	$(2,851)	(30,853)	$(564)	$781

Balance as of December 31, 2019	$159	158,741	$1,062	$3,292	$(3,357)	(33,717)	$(601)	$555
Net earnings				241				241
Other comprehensive (loss) income							(55)	(55)
Dividends ($1.06 per share declared)				(135)				(135)
Stock-based compensation			18					18
Other employee stock plan activities			31	—	70	1,083		101
Treasury stock purchased					(30)	(184)		(30)
Balance as of March 31, 2020	$159	158,741	$1,111	$3,398	$(3,317)	(32,818)	$(656)	$695

	Nine Months Ended March 31
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Total Stockholders’ Equity
	Amount	Shares (in thousands)			Amount	Shares (in thousands)
Balance as of June 30, 2018	$159	158,741	$975	$2,797	$(2,658)	(30,759)	$(547)	$726
Cumulative effect of accounting changes, net of tax (1)				(3)				(3)
Net earnings				579				579
Other comprehensive (loss) income							(17)	(17)
Dividends ($2.88 per share declared)				(369)				(369)
Stock-based compensation			34					34
Other employee stock plan activities			24	—	116	2,048		140
Treasury stock purchased					(309)	(2,142)		(309)
Balance as of March 31, 2019	$159	158,741	$1,033	$3,004	$(2,851)	(30,853)	$(564)	$781

Balance as of June 30, 2019	$159	158,741	$1,046	$3,150	$(3,194)	(33,055)	$(602)	$559
Cumulative effect of accounting changes, net of tax (2)				22				22
Net earnings				629				629
Other comprehensive (loss) income							(54)	(54)
Dividends ($3.18 per share declared)				(402)				(402)
Stock-based compensation			37					37
Other employee stock plan activities			28	(1)	96	1,661		123
Treasury stock purchased					(219)	(1,424)		(219)
Balance as of March 31, 2020	$159	158,741	$1,111	$3,398	$(3,317)	(32,818)	$(656)	$695

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

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	3/31/2020		3/31/2019		3/31/2020		3/31/2019
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$—	—	$85	577	$78	591
Evergreen Program	30	184	73	466	134	847	231	1,551
Total stock repurchases	$30	184	$73	466	$219	1,424	$309	2,142

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income by component were as follows for the periods indicated:

	Three Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of December 31, 2018	$(415)	$(26)	$(136)	$(577)
Other comprehensive (loss) income before reclassifications	8	2	—	10
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	2	4
Income tax benefit (expense)	—	(1)	—	(1)
Net current period other comprehensive (loss) income	8	3	2	13
Balance as of March 31, 2019	$(407)	$(23)	$(134)	$(564)

Balance as of December 31, 2019	$(421)	$(17)	$(163)	$(601)
Other comprehensive (loss) income before reclassifications	(49)	(9)	—	(58)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	2	4
Income tax benefit (expense), and other	(2)	2	(1)	(1)
Net current period other comprehensive (loss) income	(51)	(5)	1	(55)
Balance as of March 31, 2020	$(472)	$(22)	$(162)	$(656)

	Nine Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2018	$(384)	$(25)	$(138)	$(547)
Other comprehensive (loss) income before reclassifications	(22)	(3)	—	(25)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	4	5	9
Income tax benefit (expense)	(1)	1	(1)	(1)
Net current period other comprehensive (loss) income	(23)	2	4	(17)
Balance as of March 31, 2019	$(407)	$(23)	$(134)	$(564)

Balance as of June 30, 2019	$(414)	$(23)	$(165)	$(602)
Other comprehensive (loss) income before reclassifications	(55)	(6)	—	(61)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	6	5	11
Income tax benefit (expense), and other	(3)	1	(2)	(4)
Net current period other comprehensive (loss) income	(58)	1	3	(54)
Balance as of March 31, 2020	$(472)	$(22)	$(162)	$(656)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. For the three and nine months ended March 31, 2020, Other comprehensive (loss) income on these loans totaled $(3) and $(4), respectively. For the three and nine months ended March 31, 2019, Other comprehensive (loss) income on these loans totaled $1 and $(3), respectively. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 10. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Service cost	$—	$—	$—	$—
Interest cost	5	5	15	17
Expected return on plan assets (1)	(5)	(4)	(14)	(13)
Amortization of unrecognized items	3	2	7	7
Total	$3	$3	$8	$11
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2020 net periodic benefit cost is 3.9%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three months ended March 31, 2020 and 2019, and $(1) for both the nine months ended March 31, 2020 and 2019.
During the three months and nine months ended March 31, 2020, the Company made $7 and $10 in contributions to its domestic retirement income plans. During the three months and nine months ended March 31, 2019, the Company made $57 and $61 in contributions to its domestic retirement income plans.
Net periodic benefit costs are reflected in Other (income) expense, net.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $27 as of March 31, 2020 and June 30, 2019, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of March 31, 2020 and June 30, 2019, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 and $11 of the recorded liability, as of March 31, 2020 and June 30, 2019, respectively. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of March 31, 2020 and June 30, 2019.
As of March 31, 2020, the Company was party to a letter of credit of $10, related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Cleaning	$671	$508	$1,734	$1,579
Household	500	489	1,241	1,324
Lifestyle	339	309	1,008	953
International	273	245	755	731
Corporate	—	—	—	—
Total	$1,783	$1,551	$4,738	$4,587

	Earnings (losses) before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Cleaning	$231	$135	$556	$450
Household	107	93	169	198
Lifestyle	66	51	221	191
International	36	24	106	77
Corporate	(143)	(63)	(262)	(184)
Total	$297	$240	$790	$732

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% for each of the three and nine months ended March 31, 2020 and 2019.

NOTE 12. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales for the Company’s SBUs and for the periods indicated:

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Home Care	23%	20%	22%	19%
Laundry	9%	8%	9%	9%
Professional Products	6%	5%	6%	6%
Cleaning	38%	33%	37%	34%
Bags and Wraps	11%	12%	12%	13%
Cat Litter	7%	8%	7%	8%
Grilling	9%	10%	6%	6%
Digestive Health	1%	2%	1%	2%
Household	28%	32%	26%	29%
Food	8%	9%	9%	9%
Natural Personal Care	4%	4%	5%	5%
Water Filtration	4%	3%	4%	3%
Dietary Supplements	3%	3%	3%	4%
Lifestyle	19%	19%	21%	21%
International	15%	16%	16%	16%
Total	100%	100%	100%	100%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except share and per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which was filed with the Securities and Exchange Commission (SEC) on August 14, 2019, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and nine month periods ended March 31, 2020 (the current period) to the three and nine month periods ended March 31, 2019 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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
•Cleaning consists of Laundry, Home Care and Professional Products marketed and sold in the United States. Products within this segment include laundry additives, such as bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Formula 409®, Liquid-Plumr®, Pine-Sol®, S.O.S® and Tilex® brands; naturally derived products under the Green Works® brand; and professional cleaning, disinfecting and food service products under the CloroxPro™, Dispatch®, Clorox Healthcare®, Hidden Valley® and KC Masterpiece® brands.
•Household consists of Grilling products, Bags and Wraps, Cat Litter, and Digestive Health products marketed and sold in the United States. Products within this segment include grilling products under the Kingsford® and Match Light® brands; bags, wraps and containers under the Glad® brand; cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands; and digestive health products under the RenewLife® brand.
•Lifestyle consists of Food products, Water Filtration systems and filters, Natural Personal Care products, and Dietary Supplements marketed and sold mainly in the United States. Products within this segment include dressings and sauces, primarily under the Hidden Valley®, KC Masterpiece®, Kingsford® and Soy Vay® brands; water-filtration systems and filters under the Brita® brand; natural personal care products under the Burt’s Bees® brand; and dietary supplements under the Rainbow Light®, Natural Vitality™ and NeoCell® brands.

•International consists of products sold outside the United States. Products within this segment include laundry; home care; water filtration systems and filters; digestive health products; grilling products; cat litter products; food products; bags, wraps and containers; natural personal care products; and professional cleaning and disinfecting products primarily under the Clorox®, Glad®, PinoLuz®, Ayudin®, Limpido®, Clorinda®, Poett®, Mistolin®, Lestoil®, Bon Bril®, Brita®, Green Works®, Pine-Sol®, Agua Jane®, Chux®, RenewLife®, Kingsford®, Fresh Step®, Scoop Away®, Ever Clean®, KC Masterpiece®, Hidden Valley®, Burt’s Bees®, CloroxPro™, and Clorox Healthcare® brands.

RECENT EVENTS RELATED TO COVID-19
The novel coronavirus (COVID-19) pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties. As a result, we have taken an active role in addressing the ongoing pandemic’s impact on our employees, operations, customers, and consumers, including taking precautionary measures, such as implementing contingency plans, and making operational adjustments where necessary. The impact of COVID-19 and responses of governments, consumers, and others to the pandemic are affecting our business in many ways; however, we believe that the actions we are taking will help us emerge from this global pandemic operationally sound, and well positioned for continued long-term growth.
Commitment to Support People and Public Health
Our top priorities, from the beginning of this pandemic, have been the health and safety of our employees, our consumers, workers at healthcare facilities, and our communities. For example, we have taken extra precautions at our offices and manufacturing and distribution facilities, consistent with guidance from global, federal and local health authorities, such as social distancing, thermal scanning and partitions in our facilities. We have also implemented global travel restrictions and work-from-home policies for those employees who have the ability to work remotely. In addition, we have enhanced pay for our production employees, provided greater flexibility around sick-pay and work hours and established an employee emergency relief fund to provide COVID-19 related support to our employees. Furthermore, we and our foundations have made cash and product donations to various organizations to help front-line workers and communities respond to COVID-19.
Increasing our Capacity to Provide Needed Products and Changes in Costs
We have significantly increased our manufacturing production capacity for disinfecting cleaning products that are needed during this global health crisis and expect to continue to expand our production capacity for such products over the balance of the calendar year. We have done this, in part, by prioritizing the production of certain high-volume disinfecting cleaning products through significant reduction in the number of different types and sizes of disinfecting cleaning products we currently produce, by increasing production at our third party contract manufacturers and by reducing production employee changeover while managing social distancing. While we have experienced temporary closures of certain facilities, we have not experienced a material impact from a plant closure to date, and all of our plants and the vast majority of our contract manufacturers and suppliers continue to operate.
To date, we have had no material disruption in our access to necessary raw materials and other supplies or with our distribution network; however, we have experienced higher costs in certain areas as a result of COVID-19, such as transportation, logistics and production employee compensation, as well as incremental costs associated with newly added health screenings and enhanced cleaning and sanitation protocols to protect our employees at our facilities. In the future, we may decide to implement additional precautionary measures or operational adjustments as we deem prudent to meet consumer demand or help further ensure employee safety.

Other COVID-19 Items
For our fiscal third quarter ended March 31, 2020, we experienced increased demand for many of our products, especially our disinfecting cleaning products, in response to COVID-19, and expect strong demand for such products will continue throughout the rest of this fiscal year. Nevertheless, the extent of COVID-19’s effect on our operational and financial performance for the remainder of fiscal year 2020 and beyond will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
COVID-19 has also impacted financial markets, and as such, in March 2020, we took certain actions to provide the Company with additional liquidity and flexibility, as described in the “Financial Position and Liquidity” section below. We will continue to actively monitor the potential impacts of COVID-19 on the commercial paper, credit and capital markets.

For further discussion of the possible impacts of the COVID-19 pandemic on our business, financial conditions and results of operations, see “Risk Factors” in Part II, Item 1A of this Report.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended			Nine Months Ended
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019	% Change
Net sales	$1,783	$1,551	15%	$4,738	$4,587	3%

	Three Months Ended March 31, 2020
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Cleaning	32%	34%	—%	—%	(2)%	32%	34%
Household	2	5	—	—	(3)	2	5
Lifestyle	10	7	—	—	3	10	7
International	11	16	—	(11)	6	22	16
Total	15%	18%	—%	(2)%	(1)%	17%	18%

	Nine Months Ended March 31, 2020
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Cleaning	10%	12%	—%	—%	(2)%	10%	12%
Household	(6)	(2)	—	—	(4)	(6)	(2)
Lifestyle	6	5	—	—	1	6	5
International	3	6	—	(9)	6	12	6
Total	3%	6%	—%	(2)%	(1)%	5%	6%

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

Net sales in the current quarter increased by 15%, reflecting higher shipments across all reportable segments driven by increased demand due to the COVID-19 pandemic. Volume increased by 18% and outpaced net sales growth due to the impact of unfavorable foreign currency exchange rates and unfavorable price mix.

Net sales in the current nine month period increased by 3%, reflecting higher shipments in the Cleaning, Lifestyle and International reportable segments, partially offset by lower shipments in the Household reportable segment. Volume increased by 6% and outpaced net sales growth due to the impact of unfavorable foreign currency exchange rates and unfavorable price mix.

	Three Months Ended			Nine Months Ended
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019	% Change
Gross profit	$832	$673	24%	$2,134	$1,994	7%
Gross margin	46.7%	43.4%		45.0%	43.5%

Gross margin, defined as gross profit as a percentage of net sales, increased by 330 basis points in the current period from 43.4% to 46.7%. The increase was primarily driven by higher volume and cost savings, partially offset by higher trade promotion spending.

Gross margin increased by 150 basis points in the current nine month period from 43.5% to 45.0%. The increase was primarily driven by cost savings, higher volume and the benefit of price increases implemented to offset inflation occurring in specific international markets, partially offset by higher trade promotion spending and manufacturing and logistics costs.

	Three Months Ended
				% of Net Sales
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019
Selling and administrative expenses	$269	$216	25%	15.1%	13.9%
Advertising costs	184	161	14	10.3	10.4
Research and development costs	39	34	15	2.2	2.2

	Nine Months Ended
				% of Net Sales
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019
Selling and administrative expenses	$690	$639	8%	14.6%	13.9%
Advertising costs	461	445	4	9.7	9.7
Research and development costs	103	98	5	2.2	2.1

Selling and administrative expenses, as a percentage of net sales, increased by 120 basis points and 70 basis points in the current three and nine month periods, respectively. The increase in selling and administrative expenses was primarily due to higher incentive compensation expenses in both the current three and nine month periods, consistent with the Company’s performance-based compensation philosophy.

Advertising costs, as a percentage of net sales, remained essentially flat in the current three and nine month periods. The dollar increase in advertising expenses reflected the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales was approximately 12% and 11% in the current and year-ago quarters, respectively.

Research and development costs, as a percentage of net sales, remained essentially flat in the current three and nine month periods. The Company continues to focus on product innovation and cost savings.

Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Interest expense	$24	$24	$74	$72
Other (income) expense, net	19	(2)	16	8
Effective tax rate on earnings	18.9%	21.8%	20.4%	20.8%

Other (income) expense, net was $19 and $(2) in the current and prior three month periods, respectively, and $16 and $8 in the current and prior nine month periods, respectively. The variances were primarily due to the impact from the revaluation of the Company's trust assets related to its non-qualified deferred compensation plans (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

The effective tax rate on earnings was 18.9% and 20.4% for the current three and nine month periods, respectively, and 21.8% and 20.8% for the prior three and nine month periods, respectively. The decrease in the effective tax rate on earnings for the current three month period was primarily due to higher excess tax benefits, partially offset by a lower benefit from the release of uncertain tax positions. The decrease for the current nine month period was primarily due to a higher benefit from the release of uncertain tax positions, partially offset by lower excess tax benefits.

Diluted net earnings per share

	Three Months Ended			Nine Months Ended
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019	% Change
Diluted net earnings per share	$1.89	$1.44	31%	$4.94	$4.45	11%

Diluted net earnings per share (EPS) increased by $0.45, or 31%, in the current three month period, primarily due to net sales growth and gross margin expansion, partially offset by higher selling and administrative expenses and higher advertising investments.

Diluted net earnings per share increased by $0.49, or 11%, in the current nine month period, primarily due to gross margin expansion, partially offset by higher selling and administrative expenses.

SEGMENT RESULTS

The following presents the results of operations from the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Cleaning

	Three Months Ended			Nine Months Ended
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019	% Change
Net sales	$671	$508	32%	$1,734	$1,579	10%
Earnings before income taxes	231	135	71	556	450	24

Volume, sales and earnings before income taxes increased by 34%, 32% and 71%, respectively, in the current three month period. The volume increase was driven by higher shipments in all strategic business units, mainly due to increased demand in response to the COVID-19 pandemic. The higher shipments in Home Care and Laundry were primarily driven by elevated demand for Clorox® disinfecting wipes, sprays and Clorox® disinfecting bleach. The higher shipments of Professional Products reflect growth across all categories. Volume growth outpaced net sales growth, primarily due to unfavorable mix and higher trade promotion spending. The increase in earnings before income taxes was primarily due to net sales growth, partially offset by higher advertising investments.

Volume, net sales and earnings before income taxes increased by 12%, 10% and 24%, respectively, in the current nine month period. The volume increase was driven by higher shipments in all strategic business units, mainly due to increased demands as a result of the COVID-19 pandemic. The higher shipments in Home Care were primarily driven by strength in Clorox® disinfecting wipes and sprays. The higher shipments of Professional Products reflect growth across all categories. Volume growth outpaced net sales growth, mainly due to unfavorable mix. The increase in earnings before income taxes was primarily due to net sales growth, cost savings and favorable commodity costs, partially offset by higher advertising investments.

Household

	Three Months Ended			Nine Months Ended
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019	% Change
Net sales	$500	$489	2%	$1,241	$1,324	(6)%
Earnings before income taxes	107	93	15	169	198	(15)

Volume, net sales and earnings before income taxes increased by 5%, 2% and 15%, respectively, in the current three month period. The volume increase was driven by higher shipments in Cat Litter and Grilling due to increased consumer demand, partially offset by lower shipments of RenewLife® Digestive Health products. Volume growth outpaced net sales growth primarily due to higher trade promotion spending and unfavorable mix, partially offset by the benefit of price increases in Grilling implemented in the back half of fiscal year 2019. The increase in earnings before income taxes was mainly due to net sales growth and cost savings.

Volume, net sales and earnings before income taxes decreased by 2%, 6% and 15%, respectively, in the current nine month period. The volume decrease was mainly driven by lower shipments in Glad® Bags and Wraps, mainly due to previous distribution losses, lower shipments of RenewLife® Digestive Health products due to continued category and competitive headwinds and lower shipments in Grilling. These increases were partially offset by higher shipments in Cat Litter due to increased consumer demand. The variance between volume and net sales was primarily due to higher trade promotion spending. The decrease in earnings before income taxes was mainly due to lower net sales, partially offset by cost savings.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019	% Change
Net sales	$339	$309	10%	$1,008	$953	6%
Earnings before income taxes	66	51	29	221	191	16

Volume, net sales and earnings before income taxes increased by 7%, 10% and 29%, respectively, in the current three month period. Both volume growth and net sales growth were primarily driven by higher shipments of Brita® Water Filtration and Food products due to increased demand in light of the COVID-19 pandemic, partially offset by lower shipments in the Nutranext Dietary Supplements business due to a supply disruption related to the COVID-19 pandemic. Net sales growth outpaced volume growth, mainly due to favorable mix. The increase in earnings before income taxes was primarily due to net sales growth, partially offset by higher advertising investments.

Volume, net sales and earnings before income taxes increased by 5%, 6% and 16%, respectively, in the current nine month period. Both volume growth and net sales growth were driven by higher shipments of Brita® Water Filtration, Food, and Burt’s Bees® Natural Personal Care products, partially offset by lower shipments in the Nutranext Dietary Supplements business. Higher shipments of Brita® Water Filtration and Food products were mainly driven by increased demand in light of the COVID-19 pandemic. Higher shipments of Burt’s Bees® Natural Personal Care products were mainly driven by continued strength in lip and face care. The increase in earnings before income taxes was primarily due to net sales growth.

International

	Three Months Ended			Nine Months Ended
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019	% Change
Net sales	$273	$245	11%	$755	$731	3%
Earnings before income taxes	36	24	50	106	77	38

Volume, net sales and earnings before income taxes increased by 16%, 11% and 50% respectively, in the current three month period. Volume increased primarily driven by higher shipments in Latin America and Canada. Volume growth outpaced net sales growth mainly due to the impact of unfavorable foreign currency exchange rates, partially offset by the benefit of price increases implemented to offset inflation. The increase in earnings before income taxes was primarily due to the net sales growth, partially offset by the impact of unfavorable foreign currency exchange rates, mainly in Argentina.

Volume, net sales and earnings before income taxes increased by 6%, 3% and 38% respectively, in the current nine month period. Volume increased primarily driven by higher shipments in Canada, Latin America and Australia. Volume growth outpaced net sales growth, mainly due to the impact of unfavorable foreign currency exchange rates, partially offset by the benefit of price increases implemented to offset inflation. The increase in earnings before income taxes was largely due to net sales growth, partially offset by the impact of unfavorable foreign currency exchange rates, mainly in Argentina.

Argentina

The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, economic recession and additional uncertainty related to the impacts of COVID-19. The Company operates in Argentina through certain wholly owned subsidiaries (collectively, “Clorox Argentina”). Clorox Argentina manufactures products at two plants that it owns and operates across Argentina and markets those products to consumers throughout the country. Products are advertised nationally and sold to consumers through wholesalers and retail outlets located throughout Argentina. Sales are made primarily through the use of Clorox Argentina’s sales force. Small amounts of products produced in Argentina are exported each year, including sales to the Company’s other subsidiaries located primarily in Latin America. Clorox Argentina obtains its raw materials almost entirely from local sources; however, the price of some of these raw materials may fluctuate with changes in the value of the U.S. dollar against the Argentine peso. The Company also conducts research and development activities at its owned facility in Buenos Aires, Argentina. Additionally, Clorox Argentina performs marketing, legal, and various other shared service activities to support the Company’s International operations. Clorox Argentina, in turn, benefits from shared service activities performed within other geographic locations, such as information technology support and manufacturing technical assistance.

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

As of September 2019, the government of Argentina reinstated foreign exchange controls in response to further declines in the value of the Argentine peso, limiting the Company’s ability to convert Argentine pesos to U.S. dollars and transfer U.S. dollars outside of Argentina. As of March 31, 2020 and June 30, 2019, the net asset position, excluding goodwill, of Clorox Argentina was $44 and $47, respectively. Of these net assets, cash balances were approximately $13 and $16 as of March 31, 2020 and June 30, 2019, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for both the nine months ended March 31, 2020 and the fiscal year ended June 30, 2019.

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

	Three Months Ended			Nine Months Ended
	3/31/2020	3/31/2019	% Change	3/31/2020	3/31/2019	% Change
Losses before income taxes	$(143)	$(63)	127%	$(262)	$(184)	42%

Losses before income taxes increased by $80 in the current three month period due to higher employee and incentive compensation expenses and COVID-19 related expenditures.

Losses before income taxes increased by $78 in the current nine month period due to higher employee and incentive compensation expenses and COVID-19 related expenditures.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of March 31, 2020. The following table summarizes cash activities:

	Nine Months Ended
	3/31/2020	3/31/2019
Net cash provided by operations	$806	$603
Net cash used for investing activities	(145)	(126)
Net cash used for financing activities	(261)	(429)

Operating Activities

Net cash provided by operations was $806 in the current nine month period, compared with $603 in the prior nine month period. The year-over-year increase was primarily due to decreases in working capital (higher receivables offset by lower inventories due primarily to an increase in quarter-end sales in the current year, and higher payables in the current year due to the timing of vendor payments), higher cash earnings and prior fiscal year’s voluntary increase in the Company’s contributions to the domestic retirement income plans.

Investing Activities

Net cash used for investing activities was $145 in the current nine month period, compared with $126 in the prior nine month period. The year-over-year increase was mainly due to higher capital spending in the current nine-month period, primarily driven by the acquisition of a manufacturing facility.

Financing Activities

Net cash used for financing activities was $261 in the current nine month period, compared with $429 in the prior nine month period. The year-over-year decrease was mainly due to an increase in cash sourced from short-term borrowings and lower treasury stock purchases, partially offset by increased cash dividend payments.

Capital Resources and Liquidity

Global financial markets have experienced a significant increase in volatility due to heightened uncertainty over the adverse economic impact caused by the COVID-19 outbreak. Notwithstanding these potential adverse market conditions, the Company believes it will have the funds necessary to support our short-term liquidity and operating needs based on our anticipated ability to generate positive cash flows from operations in the future, access to capital markets enabled by our strong short-term and long-term credit ratings, and current borrowing availability under the credit agreement.

Credit Arrangements

On November 15, 2019, the Company entered into a new $1,200 revolving credit agreement (the Credit Agreement) that matures in November 2024. The Credit Agreement replaced a prior $1,100 revolving credit agreement (the Prior Agreement) in place since February 2017. No termination fees or penalties were incurred in connection with entering the new Credit Agreement, which was considered a debt modification.

There was $450 outstanding under the Credit Agreement as of March 31, 2020, and no borrowings under the Prior Agreement as of June 30, 2019. The Company borrowed under the Credit Agreement primarily to pay down maturing commercial paper balances in light of current uncertainty in short-term credit markets resulting from the COVID-19 outbreak.

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

The following table sets forth the calculation of the Interest Coverage ratio as of March 31, 2020, using Consolidated EBITDA for the trailing four quarters, as contractually defined in the Credit Agreement:

Twelve Months Ended
3/31/2020
Earnings from operations	$870
Add back:
Interest expense	99
Income tax expense	212
Depreciation and amortization	180
Non-cash asset impairment charges	1
Deduct:
Interest income	(2)
Consolidated EBITDA	$1,360
Interest expense	$99
Interest Coverage ratio	13.7

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of March 31, 2020, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to continue to draw on its credit agreement, and currently expects it will continue to have access to borrowings under the Credit Agreement.

As of March 31, 2020, the Company maintained $38 of foreign and other credit lines, of which $2 was outstanding.

Stock Repurchases and Dividend Payments

As of March 31, 2020, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	3/31/2020		3/31/2019		3/31/2020		3/31/2019
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$—	—	$85	577	$78	591
Evergreen Program	30	184	73	466	134	847	231	1,551
Total stock repurchases	$30	184	$73	466	$219	1,424	$309	2,142

Dividends per share declared and total dividends paid were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Dividends per share declared	$1.06	$0.96	$3.18	$2.88
Total dividends paid	133	123	399	368

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

The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended March 31, 2020
	Percentage change versus the year-ago period
	Cleaning	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	32%	2%	10%	11%	15%
Add: Foreign Exchange	—	—	—	11%	2%
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	32%	2%	10%	22%	17%

	Nine Months Ended March 31, 2020
	Percentage change versus the year-ago period
	Cleaning	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	10%	(6)%	6%	3%	3%
Add: Foreign Exchange	—	—	—	9%	2%
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	10%	(6)%	6%	12%	5%

Cautionary Statement
This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements related to the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations, and any such forward-looking statements, whether concerning the COVID-19 pandemic or otherwise, involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, or could affect the Company’s ability to achieve its strategic goals, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to, the uncertainties relating to the impact of COVID-19 on the Company’s business, operations, employees, financial condition and results of operations as well as:
•intense competition in the Company’s markets;
•the impact of the changing retail environment, including the growth of alternative retail channels and business models, and changing consumer preferences;
•volatility and increases in commodity costs such as resin, sodium hypochlorite and agricultural commodities, and increases in energy, transportation or other costs;
•the ability of the Company to drive sales growth, increase prices and market share, grow its product categories and manage favorable product and geographic mix;
•dependence on key customers and risks related to customer consolidation and ordering patterns;
•risks related to the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions;
•the Company’s ability to maintain its business reputation and the reputation of its brands and products;
•the impact of COVID-19 on the availability of, and efficiency of the supply, manufacturing and distribution systems for, the Company’s products, including any disruption to such systems;
•long-term changes in consumer preference or demand for our products as a result of any shortages or lack of availability of any products in the near-term;
•risks relating to acquisitions, new ventures and divestitures, and associated costs, including the potential for asset impairment charges related to, among others, intangible assets and goodwill; and the ability to complete announced transactions and, if completed, integration costs and potential contingent liabilities related to those transactions;
•lower revenue, increased costs or reputational harm resulting from government actions and regulations;
•the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;
•uncertain worldwide, regional and local economic and financial market conditions, including as a result of fear of exposure to or actual impacts of a widespread disease outbreak, such as COVID-19;
•risks related to international operations and international trade, including foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls, including periodic changes in such controls; changes in U.S. immigration or trade policies, including the imposition of new or additional tariffs; labor claims and labor unrest; inflationary pressures, particularly in Argentina; political instability and the uncertainty regarding the outcome of Brexit; government-imposed price controls or other regulations; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies, such as COVID-19; and the possibility of nationalization, expropriation of assets or other government action;
•the ability of the Company to innovate and to develop and introduce commercially successful products, or expand into adjacent categories and countries;
•the impact of product liability claims, labor claims and other legal or tax proceedings, including in foreign jurisdictions;
•the ability of the Company to implement and generate cost savings and efficiencies;

•the success of the Company’s business strategies;
•risks related to additional increases in the estimated fair value of P&G’s interest in the Glad® business;
•the Company’s ability to attract and retain key personnel;
•supply disruptions, including as a result of COVID-19 and governments’ responses thereto, and other risks inherent in reliance on a limited base of suppliers;
•environmental matters, including costs associated with the remediation and monitoring of past contamination, and possible increases in costs resulting from actions by relevant regulators, and the handling and/or transportation of hazardous substances;
•increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change;
•the facilities of the Company and its suppliers being subject to disruption by events beyond the Company’s control, including work stoppages, cyber-attacks, natural disasters, disease outbreaks or pandemics, such as COVID-19, and terrorism;
•the Company’s ability to maximize, assert and defend its intellectual property rights;
•any infringement or claimed infringement by the Company of third-party intellectual property rights;
•the accuracy of the Company’s estimates and assumptions on which its financial projections are based;
•the effect of the Company’s indebtedness and credit rating on its business operations and financial results;
•the Company’s ability to access capital markets and other funding sources, as well as continued or increased market volatility;
•the Company’s ability to pay and declare dividends or repurchase its stock in the future;
•uncertainties relating to tax positions, tax disputes and changes in the Company’s tax rate, and any additional effects of the Tax Act on the Company;
•the Company’s ability to maintain an effective system of internal controls;
•the impacts of potential stockholder activism; and
•risks related to the Company’s discontinuation of operations in Venezuela.
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
No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as supplemented by the following additional risk factor, and the information in “Cautionary Statement” included in this Report.
The currently evolving situation related to the COVID-19 pandemic could adversely affect the Company’s business, financial condition and results of operations.
In January 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak to be a public health emergency and, in March 2020, it declared the outbreak to be a pandemic. The COVID-19 outbreak has caused severe global economic and societal disruptions and uncertainties. In response to the virus, countries and local governments have placed tens of millions of people under lockdown, and imposed travel restrictions and restrictions on the operation of non-essential businesses and services. Companies are also taking precautions, such as requiring employees to work remotely and temporarily closing businesses. These continuing restrictions, and future prevention and mitigation measures imposed by governments and private companies, are likely to continue to have a severe adverse impact on global economic conditions and consumer confidence and spending, which could adversely affect the Company’s business, financial condition and results of operations.
In addition, the COVID-19 pandemic may negatively impact our business by causing or contributing to, among other things, the following:
•Significant disruptions to our manufacturing, distribution and supply operations, including closure of our significant manufacturing and distribution facilities. Such significant disruptions could be due to, among other things, the loss or disruption of the timely availability of adequate supplies of essential raw materials or other manufacturing components; a decrease in our workforce or in the efficiency of our workforce, including as a result of illness to our employees or their families or governmental restrictions on our employees’ ability to travel or perform necessary business functions or as a result of the need for us to operate our business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events; transportation and logistics challenges, including as a result of port and border closures and other governmental restrictions and the availability and capacity of shipping channels as consumers may shift to increased online shopping; and the loss or disruption of other manufacturing, distribution and supply capabilities.
•Cessation or significant reductions in the operations of, or the inability, or significant disruptions in the ability, to meet obligations to us of significant third-party suppliers, vendors and other business or commercial partners, which may be caused by their business, operational or financial difficulties, among other reasons.
•Significant decreases in sales of or demand for, or significant volatility in sales of or demand for, one or more of our significant products due to, among other things, closure or reduction in operating hours of our key customers; the temporary inability of consumers to purchase our products due to illness or government implemented lockdowns, quarantine or other restrictions; changes in consumer behavior or preference, including as a result of shortages in any of our products, decreased availability of our products in the near-term leading to reduced preference or demand for such products in the long term, any negative impact to our reputation resulting from an adverse perception of our response to the pandemic, or product recommendations by public health officials; retailers or distributors modifying their restocking or fulfillment practices; or a recession, a depression or uncertainty in worldwide, regional and local economies and financial market conditions.
•Significant disruptions to our business operations due to, among other things, unavailability of key employees, including our executive officers and senior management team, as a result of illness to themselves or their families, any cyber-attack and other disruptions to informational technologies, especially when a large number of our employees are working remotely and accessing our technology infrastructure remotely; cancellation or other disruptions of sales and marketing events; disruptions to trade promotion initiatives; and any delays or modifications to any significant cost savings or other strategic initiatives. In addition, we have experienced higher costs in certain areas as a result of COVID-19 such as transportation and logistics and production employee compensation, as well as incremental costs associated with newly added health screenings and enhanced cleaning and sanitation protocols to protect our employees at our facilities, which we expect could continue or could increase in these or other areas. Furthermore, difficult economic conditions may have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, should we seek any future financing.
•Additional or renewed significant governmental actions, both in the U.S. and in international markets where we manufacture, market and sell our products, including lockdowns, quarantines or other restrictions on the ability of our employees to travel or perform necessary business functions or our ability to manufacture, distribute, market or sell our products; changes in currency rates and commodity costs associated with governmental actions or general economic trends; or other limitations or restrictions on our ability to manufacture, distribute, market or sell our products or the ability of our suppliers, customers or third-party partners to effectively run their operations, which may negatively impact our ability to manufacture, distribute, market and sell our products. In addition, an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities including any acquisitions and divestitures.
The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by local, state, federal or foreign authorities or that we determine are in the best interests of our employees, consumers, customers or business partners. Although the potential effects that COVID-19 may have on the Company are not clear, such impacts could adversely affect the Company’s business, financial condition and results of operations.
The potential effects of COVID-19 also could impact many of our risk factors included in Item 1.A. in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. However, as the COVID-19 situation is unprecedented and continuously evolving, the potential impacts to such risk factors remain uncertain.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2020.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2020	—	$—	—	$1,493 million
February 1 to 29, 2020	102,905	162.27	102,905	$1,493 million
March 1 to 31, 2020	80,897	162.48	80,897	$1,493 million
Total	183,802	$162.37	183,802
____________________

(1)All of the shares purchased in February and March 2020 were acquired pursuant to the Company’s 2018 Evergreen Program.
(2)Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1
Second Amended and Restated Executive Change in Control Severance Plan, effective February 11, 2020 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed February 14, 2020, incorporated herein by reference).

10.2
Severance Plan for Clorox Executive Committee Members, second amended and restated effective as of February 11, 2020 (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed February 14, 2020, incorporated herein by reference).

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

THE CLOROX COMPANY
(Registrant)

DATE: May 1, 2020	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller