Form 10-K
period 2020-06-30
CLOROX CO /DE/
filed 2020-08-13
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	for the fiscal year ended	June 30, 2020
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________to__________.
	Commission file number:	1-07151
THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1221 Broadway, Oakland, California 94612-1888

(Address of principal executive offices) (ZIP code)

	(510)	271-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)		Name of each exchange on which registered
Common Stock – $1.00 par value	CLX		New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $19.0 billion.
As of July 28, 2020, there were 126,213,551 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2020, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2020

PART I
This Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, among others, statements related to the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations, and any such forward-looking statements, whether concerning the COVID-19 pandemic or otherwise, involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “will,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations, or could affect the Company’s ability to achieve its strategic goals, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.

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

ITEM 1. BUSINESS
Overview of Business
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with fiscal year 2020 net sales of $6.7 billion and approximately 8,800 employees worldwide as of June 30, 2020. Clorox sells its products primarily through mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, drug, pet and military stores, third-party and owned e-commerce channels, and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products; Pine-Sol® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Fresh Step® cat litter; Glad® bags and wraps; Kingsford® grilling products; Hidden Valley® dressings; Brita® water-filtration systems and filters; Burt’s Bees® natural personal care products; and RenewLife®, Rainbow Light®, Natural Vitality®, NeoCell® and Stop Aging Now® vitamins, minerals and supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names. More than 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, California, in 1913 and is incorporated in Delaware.

In fiscal year 2020, the novel coronavirus (COVID-19) pandemic caused a severe global health crisis, along with economic and societal disruptions and uncertainties. In response, the Company has been taking a pro-active role in addressing the impact of the pandemic on its employees, operations, customers and consumers, including taking precautionary measures, such as implementing contingency plans, and making operational adjustments where necessary. COVID-19 and the responses of governments, consumers and others to the pandemic have affected and will continue to affect the business in many ways; however, the Company believes that the actions that it is taking will help it emerge from this global pandemic operationally sound and well positioned for continued long-term growth.

The Company also continued its long-standing tradition of helping communities in times of natural disasters and health crises. Clorox and its foundations contributed more than $25 million in combined cash grants, product donations and cause marketing in fiscal year 2020.

As announced in October 2019, the IGNITE strategy accelerates innovation in key areas to drive growth and deliver value for both the Company's shareholders and society. Specifically, IGNITE focuses on four strategic choices to sustain Good Growth — which we define as profitable, sustainable and responsible growth — over the long term: Fuel Growth, Innovate Experiences, Reimagine Work and Evolve Portfolio. Goals for environmental, social and governance, or ESG, performance, in the areas of Planet, Product, People and Governance, also are integrated within the IGNITE strategy.

In fiscal year 2020, the Company delivered net sales growth of 8%, as well as a 16% increase in diluted net earnings per share (EPS) in a macroeconomic environment that was dominated by significantly higher demand for essential household products, especially cleaning and disinfecting products, as a result of COVID-19. Other conditions factoring into the dynamic environment included high levels of competition in select categories, increasingly competitive retail dynamics, uncertainty related to the global pandemic, and rising manufacturing and logistics costs.

The Company continued to focus on driving profitable sales growth in its U.S. business, leveraging strong demand-building investments, including product innovation to support category growth and market share. The Company launched new products in many categories in fiscal year 2020, including the Brita® Longlast small-capacity pitcher; Burt’s Bees® lip balm in new watermelon and hemp flavors; Burt’s Bees® lip butters; Burt’s Bees® Renewal skin care line with Bakuchiol, a retinol alternative; Clorox® Fabric and Laundry Sanitizer; Clorox® compostable cleaning wipes; Fresh Step® with Febreze Freshness with Gain scent; Glad® Flex-N-Seal food storage bags; Fresh Step® Clean Paws® with Febreze Freshness with Gain scent; Glad® Flex-N-Seal food storage bags; Glad® ForceFlex Plus colorful trash bags in Sweet Citron & Lime and Beachside Breeze with scent-release technology; Hidden Valley® Ranch Secret Sauce in three offerings - Original Ranch, Spicy, and Smokehouse; Kingsford® 100% Hardwood Pellets in five offerings - Classic, Hickory, Maple, Cherry, and Signature; Natural Vitality® Calm Sleep Gummies; Natural Vitality® Calm Sleep Capsules; Neocell® Beauty Shield™ Collagen Gummies; Neocell® Glam Hair & Nails Collagen Gummies; Rainbow Light® Multi Vitamin Gummies for men, women, teens and kids; and Renew Life® Herholistic Probiotics for Period, Prenatal and Menopause.

In international markets, the Company delivered volume and sales growth, largely resulting from increased demand for cleaning and disinfecting products as well as other essential household products as a result of COVID-19. Since cleaning and disinfecting products account for more than half of the segment’s sales and the threats from COVID-19 are ongoing, consumer demand is expected to remain high in the near term.

In May 2020, the Company announced an increase of 5% in its quarterly dividend. In fiscal year 2020, the Company paid $533 million in dividends to stockholders.

Finally, in fiscal year 2020, the Company demonstrated its commitment to corporate responsibility by maintaining strong and transparent ESG practices. As part of its 2020 sustainability goals, the Company continued to work to reduce water and energy use, solid waste to landfill and greenhouse gas emissions as well as improve the sustainability of its product portfolio. The Company surpassed nearly all its public sustainability goals two years early, and all other areas remained on track. The Company’s achievements were acknowledged through multiple external recognitions, including Barron’s 100 Most Sustainable Companies in America, Forbes Magazine’s list of America’s best employers for diversity 2020, Newsweek’s 2020 list of America’s 300 Most Responsible Companies, Drucker Institute’s 2019 Management Top 250 list, and Forbes’ and Just Capital’s The Just 100 ranking of America’s best corporate citizens. Clorox also earned a 100% score on the Human Rights Campaign’s 2020 Corporate Equality Index.

In fiscal year 2021, the Company anticipates ongoing challenges that may impact its sales and margins, including continued uncertainty related to the COVID-19 pandemic, high levels of competition in select categories, a more competitive and evolving retail environment and changing consumer preferences, rising manufacturing and logistics costs, changes in foreign currency exchange rates, and the continuation of a difficult macroeconomic environment in the U.S. and in many international markets.

For additional information on recent business developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, incorporated herein by reference.

Financial Information About Operating Segments and Principal Products

The Company operates through strategic business units (SBUs) which are also the Company’s operating segments. These SBUs are then aggregated into four reportable segments. In the fourth quarter of fiscal year 2020, the Company realigned its reportable segments following operational and systems integration. The Digestive Health and Dietary Supplements SBUs, previously included in the Household and Lifestyle reportable segments, respectively, were combined into a new Vitamins, Minerals and Supplements SBU, and the Home Care and Laundry SBUs, previously included in the Cleaning reportable segment, were combined to create the Cleaning SBU. These newly established SBUs, along with the Professional Products SBU, now make up the new Health and Wellness reportable segment due to their shared economic and qualitative characteristics. All periods presented have been recast to reflect this change. The four reportable segments consist of the following:
•Health and Wellness consists of cleaning products, professional products, and vitamins, minerals and supplement products mainly marketed and sold in the U.S. Products within this segment include cleaning products such as laundry additives, including bleach products under the Clorox® brand and Clorox 2® stain fighter and color booster; home care products, primarily under the Clorox®, Clorox® Scentiva®, Formula 409®, Liquid-Plumr®, Pine-Sol® and Tilex® brands; professional cleaning and disinfecting products under the CloroxPro™, Clorox Healthcare®, and Clorox® Total 360® brands and professional food service products under the Hidden Valley® brand; and vitamins, minerals and supplement products under the RenewLife®, Rainbow Light®, Natural Vitality®, NeoCell® and Stop Aging Now® brands.
•Household consists of grilling products; bags and wraps; and cat litter products marketed and sold in the U.S. Products within this segment include grilling products under the Kingsford® and Kingsford® Match Light® brands; bags and wraps under the Glad® brand; and cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands.
•Lifestyle consists of food products, water-filtration systems and filters, and natural personal care products marketed and sold in the U.S. Products within this segment include dressings and sauces, primarily under the Hidden Valley® brand; water-filtration systems and filters under the Brita® brand; and natural personal care products under the Burt’s Bees® brand.
•International consists of products sold outside the U.S. Products within this segment include laundry additives; home care products; water-filtration systems and filters; digestive health products; grilling products; cat litter products; food products; bags and wraps; natural personal care products; and professional cleaning and disinfecting products primarily under the Clorox®, Ayudin®, Clorinda®, Poett®, Pine-Sol®, Glad®, Brita®, RenewLife®, Ever Clean® and Burt’s Bees® brands.
The Company’s products are marketed and sold globally. The following table provides the Company’s global product lines, which were sold in the U.S. (including products sold in the Professional Products SBU) and International, that accounted for 10% or more of consolidated net sales for the fiscal years ended June 30:

	2020	2019	2018
Cleaning products	43%	40%	41%
Bags and wraps	15%	16%	18%
Food products	10%	10%	10%
Grilling products	8%	9%	10%

Principal Markets and Methods of Distribution
In the U.S., most of the Company’s products are nationally advertised and sold to mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, military stores and other retail outlets primarily through a direct sales force, and to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers. Some brands are sold using the direct-to-consumer model. The Company sells institutional, janitorial, food-service, and healthcare products through a direct sales force and a network of brokers to distributors and redistributors. Outside the U.S., the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners. The Company also sells many of its products through alternative retail channels, including e-commerce retailers, hard discounters, subscription services and buying clubs.

Sources and Availability of Raw Materials
The Company purchases raw materials from numerous unaffiliated U.S. and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard, soybean oil, solvent, derivatives of amines, and other chemicals and agricultural commodities. Sufficient raw materials were available during fiscal year 2020. Costs for resin and other commodity costs decreased in fiscal year 2020, primarily due to volatility as a result of the COVID-19 pandemic, and the Company expects the volatility of commodity and other costs to continue in fiscal year 2021.
The COVID-19 pandemic has caused a significant worldwide increase in demand for disinfecting products and other consumer and professional products. This has caused strain on the Company’s supply chain network and its ability to meet such demand. In addition, the Company generally utilizes supply contracts to help ensure availability and a number of forward-purchase contracts to help reduce the volatility of the pricing of raw materials needed in its operations. However, the Company is highly exposed to changes in the prices of commodities used as raw materials in the manufacturing of its products. For further information regarding the impact of changes in commodity prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1, “Risk Factors – Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and continue to negatively impact, the Company’s net earnings and cash flow” and “Risk Factors – Supply chain issues as a result of a reliance on a limited base of suppliers or the COVID-19 pandemic may result in product shortages or disruptions to the Company’s business” in Item 1.A.
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
Seasonality
Most sales of the Company’s grilling products occur during the months of March through September each calendar year. The volume and sales of grilling products may be affected by weather conditions.
Customers
Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 25%, 25% and 26% of consolidated net sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company’s consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2020, 2019 and 2018.
Competition
The markets for consumer products are highly competitive. The Company’s products compete with other nationally advertised brands and with “private label” brands within each category. Competition comes from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. In addition, the Company faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services. Furthermore, as the Company currently experiences increased demand for many of its products, especially its disinfecting products, in response to COVID-19, it expects heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market in many of its categories, especially the disinfecting category. The Company’s products generally compete on the basis of product performance, brand recognition, image and price. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it typically requires continued advertising and promotional support and ongoing product innovation to maintain its relative market position. For further information regarding the intense competition the Company faces, see “Risk Factors – The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow” in Item 1.A.

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
Number of Persons Employed
As of June 30, 2020, the Company employed approximately 8,800 people.
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

The Company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the Company’s products compete with other widely advertised, promoted and merchandised brands within each product category. The Company also faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. In addition, during times of economic uncertainty, consumers may purchase more “private label” or other lower priced brands. Increased purchases of “private label” products could reduce net sales of the Company’s higher-margin products or there could be a shift in product mix to lower-margin offerings, which would negatively impact our margins.

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

Some of the Company’s competitors are larger than the Company and have greater financial resources. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, as the Company currently experiences increased demand for many of its products, especially its disinfecting products, in response to COVID-19, it expects heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market in many of its categories, especially the disinfecting category. The Company expects such activities to include more aggressive product claims and marketing challenges, increased promotional spending and geographic expansion, and marketing of new disinfecting products. It expects promotional activities to increase as retailers try aggressively to get consumers back into their stores after prolonged “stay at home” and other government restrictions continue to ease over the coming months. Furthermore, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced sales, margins and/or net earnings.

The changing retail environment and changing consumer preferences could adversely affect the Company’s business, financial condition and results of operations.

The Company’s sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels. However, the retail environment is continuing to evolve, and may change to a more significant extent or at a faster pace in light of the COVID-19 pandemic with a greater consumer emphasis on health and wellness, and this could significantly change the way traditional retailers do business. Alternative retail channels, including e-commerce retailers, hard discounters, subscription services and buying clubs, have become more prevalent and consumers are increasingly purchasing products through such alternative retail channels. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer preferences (as consumers increasingly shop online, including in response to the COVID-19 pandemic) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. These trends have been magnified due to the COVID-19 pandemic in many of our geographies. Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, which includes the aging of the general population and the emergence of millennial and younger generations who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding environmental, social and governance practices of manufacturers, including the sourcing and sustainability of packaging materials, such as plastic packaging; a growing demand for natural or organic products and ingredients; evolving consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products; and changing consumer sentiment toward non-local products or sources. If we are not successful in continuing to adapt to changing consumer preferences and market dynamics or expanding sales through e-commerce retailers, hard discounters and other alternative retail channels, our business, financial condition and results of operations may be negatively impacted. In addition, the growth of the alternative retail channels that are focused on limiting the number of items they sell and selling predominantly “private label” products may reduce the Company’s ability to market and sell its products through such retailers. In addition, these alternative retail channels may create significant pricing pressures for consumer goods, presenting additional challenges to increasing prices in response to commodity or other cost increases in all of the channels into which the Company sells. If these alternative retail channels were to take significant market share away from traditional retailers and/or the Company is not successful in these alternative retail channels or business models, our margins and results of operations may be materially and negatively impacted.

The currently evolving situation related to the COVID-19 pandemic could adversely affect the Company’s business, financial condition and results of operations.

In January 2020, the World Health Organization declared the COVID-19 outbreak to be a public health emergency and, in March 2020, it declared the outbreak to be a pandemic. The COVID-19 outbreak has caused severe global economic and societal disruptions and uncertainties. In response to the virus, countries and local governments placed tens of millions of people under lockdown, and imposed travel restrictions and restrictions on the operation of non-essential businesses and services. Companies have also taken precautions, such as requiring employees to work remotely and temporarily closing businesses. Although some of these restrictions were relaxed, some of those restrictions have been reimposed and the current restrictions, and future prevention and mitigation measures imposed by governments and private companies, are likely to continue to have a severe adverse impact on global economic conditions and consumer confidence and spending. The COVID-19 pandemic may negatively affect our business by causing or contributing to, among other things, the following:

•Significant disruptions to our manufacturing, distribution and supply operations, including closure of our significant manufacturing and distribution facilities.
•Cessation or significant reductions in the operations of, or the inability, or significant disruptions in the ability, to meet obligations to us, of significant third-party suppliers, vendors, external manufacturers and other business or commercial partners, which may be caused by their business, operational or financial difficulties, among other reasons.

•Significant decreases in sales of or demand for, or significant volatility in sales of or demand for, one or more of our significant products due to, among other things, closure or reduction in operating hours of our key customers; the temporary inability of consumers to purchase our products due to prolonged inventory shortages, illness or government implemented lockdowns, quarantine or other restrictions; changes in consumer behavior or preference, including as a result of shortages in any of our products; reductions in the availability of one or more of our products as we prioritize the production of other products due to increased demand; decreased availability of our products in the near-term leading to reduced preference or demand for such products in the long term; decreased future demand due to customer or consumer stockpiling of products in the present; any negative impact to our reputation resulting from an adverse perception of our response to the pandemic, perceived price gouging effected by third parties that we do not control or product recommendations by public health officials; the modification by retailers or distributors of their restocking or fulfillment practices; or the worldwide, regional and local adverse economies and financial market conditions.
•Significant disruptions to our business operations due to, among other things, unavailability of key employees, including our executive officers and senior management team, as a result of illness to themselves or their families; any cyber-attack and other disruptions to informational technologies; cancellation or other disruptions of sales and marketing events; disruptions to trade promotion initiatives; and any delays or modifications to any significant cost savings or other strategic initiatives.
•Additional or renewed significant governmental actions, both in the U.S. and in international markets where we manufacture, market and sell our products, including lockdowns, quarantines or other restrictions on the ability of our employees to travel or perform necessary business functions or our ability to manufacture, ship, distribute, market or sell our products; changes in currency rates and commodity costs associated with governmental actions or general economic trends; or other limitations or restrictions on our ability to manufacture, distribute, market or sell our products or the ability of our suppliers, customers or third-party partners to effectively run their operations, which may negatively impact our ability to manufacture, distribute, market and sell our products.

In addition, we have experienced higher costs in certain areas as a result of COVID-19 such as transportation and logistics and production employee compensation, as well as incremental costs associated with newly-added health screenings and enhanced cleaning and sanitation protocols to protect our employees at our facilities, which we expect could continue or could increase in these or could be necessary in other areas. Furthermore, difficult economic conditions may have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, should we seek any such financing in the future.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict, especially in light of the rapidly evolving social and political situations in response to the pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by local, state, federal or foreign authorities or that we determine are in the best interests of our employees, consumers, customers or business partners. Although the potential effects that COVID-19 may have on the Company are not clear, such impacts could materially adversely affect the Company’s business, financial condition and results of operations.

Supply chain issues as a result of a reliance on a limited base of suppliers or the COVID-19 pandemic may result in product shortages or disruptions to the Company’s business.

The Company relies on a limited number of suppliers for certain commodities and raw material inputs, including sole-source and single-source suppliers for certain of its raw materials, packaging, product components, finished products and other necessary supplies. The Company requires new and existing suppliers to meet its ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by the Company’s customers, which may require additional investment and time on behalf of suppliers and the Company. The Company could experience material disruptions in production and other supply chain issues, including as a result of supply chain dependencies, which could result in out-of-stock conditions, and its results of operations and relationships with customers could be adversely affected if new or existing suppliers are unable to meet any standards set by the Company, government or industry regulations, or the Company’s customers, if the Company is unable to contract with suppliers at the quantity, quality and price levels needed for its business, if any of the Company’s key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, as a result of the COVID-19 pandemic or otherwise, or if any environmental, economic or other outside factors impact its operations.

The COVID-19 pandemic has caused a significant worldwide increase in demand for disinfecting products and other consumer and professional products. This has caused strain on the Company’s supply chain network and its ability to meet such demand, especially with respect to its disinfecting products, due to, among other things, the loss or disruption to the timely availability of adequate supplies of raw materials and finished goods that the Company requires for the manufacture of its products, disruptions in transportation and logistics operations, and shortage, restriction or disruption in its manufacturing and distribution capacity. The Company’s inability to fully or substantially meet such demand could result in, among other things, shortages in the Company's products, unmet consumer demand leading to reduced preference for the Company’s products in the future, customers purchasing products from the Company’s competitors as a result of such shortage of products, strained customer relationships, termination of customer contracts, additional competition and new entrants into the market, and loss of potential sales and revenue, which could adversely affect the Company’s business, financial condition and results of operations.

Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 25%, 25% and 26% of consolidated net sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company’s consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2020, 2019 and 2018 and a significant portion of the Company’s future revenues may continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry, a shift of shelf space to “private label” or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm the Company’s net sales or margins, and reduce the ability of the Company to offer new, innovative products to consumers. In addition, the use of the latest technology by our customers regarding pricing may lead to category pricing pressures. Furthermore, any loss of a key customer or a significant reduction in net sales to a key customer, even if such loss or reduction relates to a key customer of a business unit of the Company, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, customers could reduce their purchasing levels or cease buying products from the Company at any time and for any reason. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases from the Company, causing the Company’s net sales and net earnings to decline. Furthermore, unfavorable market conditions or competitive pressures may cause the Company’s customers to reevaluate the number and mix of brands they sell, resulting in lower purchases of the Company’s products by these customers. In addition, some of our customers have experienced, and may experience in the future, declining financial performance, such as in response to the COVID-19 pandemic, which could affect their ability to pay amounts due to us on a timely basis or at all. We regularly review the financial strength of our key customers and, where appropriate, modify customer credit limits, which may have an adverse impact on future sales.

With the growing trend towards retailer consolidation, both in the U.S. and internationally, the rapid growth of e-commerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers. This trend, which has been magnified due to the COVID-19 pandemic, has resulted in the increased size and influence of large consolidated retailers, who have in the past changed, and may in the future change, their business strategies, demand lower pricing, or higher trade discounts or impose other burdensome requirements on product suppliers. These business demands may relate to inventory practices, in-store on online product placement, transportation and storage or product packaging. Such customers may also shift their focus away from branded products toward “private label” or other aspects of the customer-supplier relationship. These large consolidated companies could also exert additional competitive pressure on the Company’s other customers, which could in turn lead to such customers demanding lower pricing, higher trade discounts or special packaging or imposing other onerous requirements on the Company. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease due to customer inventory reductions or otherwise, the Company’s business, financial condition and results of operations may be harmed.

Cyber-attacks, privacy breaches, data breaches or a failure of key information technology systems could have a material adverse effect on the Company’s business, financial condition and results of operation and its reputation.

To conduct its business, the Company relies extensively on information technology systems, many of which are managed, hosted, provided and/or used by third-parties and their vendors. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers, vendors, investors and other parties; ordering and managing materials from suppliers; converting materials to finished products; receiving and processing purchase orders and shipping products to customers; processing transactions; storing, processing and transmitting data, including personal confidential information and payment card industry data; hosting, processing and sharing confidential and proprietary research, business and financial information; summarizing and reporting results of operations; complying with financial reporting, regulatory, legal and tax requirements; and implementing other processes involved in managing the business. Furthermore, the Company sells certain of its Burt’s Bees® natural personal care products, RenewLife® digestive health products, and Nutranext dietary supplements and other products directly to consumers online and through websites, mobile apps and connected devices, and the Company also engages in online activities, including promotions, rebates and customer loyalty and other programs, through which it may receive personal information. Through the use of any of these information technology systems or processes, the Company or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that may result in unauthorized access, disclosure and misuse of consumer, customer, employee, vendor or Company information, especially at a time when a large number of the Company’s employees are working remotely and accessing its technology infrastructure remotely as a result of the COVID-19 pandemic.

The Company continues to utilize various legacy hardware, software and operating systems, which may be vulnerable to increased risks, including the risk of system failures and disruptions. In addition, some of the legacy systems will need to be upgraded or replaced in the future as such systems cease to be supported by third-party service providers. If such systems are not successfully upgraded or replaced in a timely manner, system outages, disruptions or delays, or other issues may arise. The Company must also successfully integrate the technology systems of acquired companies into the Company’s existing and future technology systems, including with third-party service providers and processes. If a new system does not function properly, or is not adequately supported by third-party service providers and processes, it could affect the Company’s ability to process and deliver customer orders and process and receive payments for its products. This could adversely impact the Company’s results of operations and cash flows.

Despite the security measures the Company has in place, the information technology systems, including those of our customers, vendors, suppliers and other third-party service providers with whom we have contracted, may be vulnerable to cyber-threats such as computer viruses or other malicious codes, security breaches, unauthorized access attempts, phishing attacks and other disruptions from employee error, unauthorized uses, system failures, including Internet outages, unintentional or malicious actions of employees or contractors or cyber-attacks by hackers, criminal groups, nation-state organizations or social-activist organizations. The Company’s information technology systems and its third-party providers’ systems, have been, and will likely continue to be, subject to cyber-threats such as computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. The Company has seen an increase in the number of such attacks recently as a large number of its employees are working remotely and accessing its technology infrastructure remotely as a result of the COVID-19 pandemic. Furthermore, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. To date, the Company’s business or operations have not been materially impacted by these attacks. However, the Company cannot guarantee that its security efforts will prevent or timely detect attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’, databases or systems. In addition, any significant breaches or breakdowns of such database or systems could result in significant costs, including costs to investigate or remediate. If the systems are damaged or cease to function properly due to any number of causes, including catastrophic events, power outages, security breaches, cyber-attacks or other similar events or as a result of legacy systems, and if the Company’s business continuity plans do not effectively resolve such issues on a timely basis, the Company may experience interruptions in its ability to manage or conduct business, as well as reputational harm, governmental fines, penalties, regulatory proceedings, litigation and remediation expenses, any of which may adversely impact the Company’s business. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. In addition, data breaches or theft of personal information collected by the Company and its third-party service providers as well as company information and assets may occur in the future. The Company is subject to the laws of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data, including the European Union’s General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect in January 2020. The changes introduced by the GDPR and the CCPA increase the complexity of regulations enacted to protect business and personal data and they subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices.

A breach or other breakdown in the Company’s technology, including a cyber-attack, privacy breach, data breach or other incident involving the Company or any of the Company's third-party service providers or vendors, that results in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information could adversely affect the Company’s financial condition and results of operations. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations, which would adversely affect the Company.

Acquisitions, new venture investments and divestitures may not be successful, which could have an adverse effect on the Company’s business, financial condition and results of operations.

In connection with the Company’s strategy, the Company expects to continue to seek acquisition and investment opportunities. However, the Company may not be able to identify and successfully negotiate suitable strategic transactions at attractive prices. In addition, an increase in regulatory restrictions or continued market volatility could hinder the Company’s ability to execute strategic business activities including any acquisitions or investments. Furthermore, all acquisitions and investments entail numerous risks, including risks relating to the Company’s ability to:

•successfully integrate acquired companies, brands, products, technologies, systems or personnel into the Company’s existing business operations in an effective, timely and cost efficient manner;
•maintain uniform standards, controls, procedures and policies throughout acquired companies, including effective integration of acquired companies into the Company’s internal control over financial reporting;
•minimize any potential interruption to the ongoing business of the Company or the acquired company;
•successfully enter categories and markets in which the Company may have limited or no prior experience;
•achieve expected synergies and obtain the desired financial or strategic benefits from acquisitions within the anticipated time periods, if at all;
•achieve distribution expansion related to products, categories and markets from acquisitions;
•retain key relationships with employees, customers, partners and suppliers of acquired companies;
•identify and manage any legal or reputational risks that may predate or be associated with a transaction, which could negatively impact the Company following the consummation of such transaction; and
•manage other unanticipated problems or liabilities.

Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales levels and profitability and cash flow expectations. Furthermore, acquisitions or ventures could also result in potentially dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, such as those relating to advertising claims, environmental issues and litigation, an increase in expenses related to certain assets and increased operating expenses, all of which could adversely affect the Company’s financial condition and results of operations. Future acquisitions of foreign companies or new foreign ventures would subject the Company to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, tax or labor laws, government price control, repatriation of profits and liabilities relating to the Foreign Corrupt Practices Act. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions or investments diminish in the future, whether or not related to the COVID-19 pandemic, the Company may be required to record impairment charges related to goodwill, intangible assets or other assets associated with such transactions, which could adversely affect its financial condition and results of operations.

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

Unfavorable worldwide, regional and local economic and financial market conditions, including the conditions resulting from the COVID-19 pandemic, may negatively impact the Company and consumers of its products, which would negatively affect the Company’s financial condition, results of operations and cash flow.

The global economy and the economies in regions in which the Company conducts business have experienced substantial economic downturns as a result of the COVID-19 pandemic. The Company is currently experiencing reduced demand for certain of its consumer products, and may in the future be adversely affected in a material way by lower consumer demand as a result of recessionary economic conditions, including after the direct impact of the COVID-19 pandemic has subsided.
In response to unfavorable economic conditions, including historically high unemployment rates in the U.S., consumers may reduce discretionary spending, which may lead to reduced net sales or cause a shift in the Company’s product mix from higher-margin to lower-margin products. Consumers may increase purchases of lower-priced or “private label” products, and the Company’s competitors may increase levels of advertising and promotional activity for lower-priced products as they seek to maintain sales volumes during uncertain economic times, which may negatively impact the Company’s net sales.
Global markets continued to face threats and uncertainty during fiscal year 2020. Future changes to U.S. or foreign tax and trade policies, imposition of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, foreign currency fluctuations, including devaluations, and fear of exposure to or actual impacts of a widespread disease outbreak, such as the COVID-19 pandemic, may lead to continuation of such risks and uncertainty. Uncertain economic and financial market conditions may also adversely affect the financial condition of the Company’s customers, suppliers and other business partners. Any significant decrease in customers’ purchases of the Company’s products or inability of the Company to collect accounts receivable resulting from an adverse impact of the global markets on customers’ financial condition could have a material adverse effect on the Company’s business, financial condition and results of operations.

Harm to the Company’s reputation or the reputation of one or more of its leading brands or products could have an adverse effect on the business, financial condition and results of operations.

Maintaining a strong reputation with consumers, customers and trade and other third party partners is critical to the success of the Company’s business. The Company devotes significant time and resources to training programs that are consistent with our corporate values and are designed to protect and preserve the Company’s reputation and the reputation of its brands and products. These training programs relate to, among other things, ethics, compliance and product safety and quality, as well as sustainability goals. Despite these efforts, negative publicity about the Company, including product safety, quality, efficacy, environmental impacts (including packaging, energy and water use and waste management) and other sustainability or similar issues, whether real or perceived, could occur. In addition, the Company’s products could face withdrawal, recall or other quality issues, which could lead to decreased demand for, and sales of, such products and harm the reputation of the related brands. In particular, the Company’s dietary supplement and related products are highly dependent on consumers’ perception of the efficacy, safety and quality of our products, as well as similar products distributed by other companies, and may be supported by only a limited number of conclusive clinical studies. Newly published clinical studies and emerging studies could prove or allege that ingredients in our dietary supplement products or the products themselves (or similar products of other companies) are ineffective or harmful to consumers. The Company also licenses certain of its brands to third parties, and, with the significant increase in demand for public disinfecting and cleaning products due to the COVID-19 pandemic, the Company has recently increased its focus on partnering with companies in industries involving shared space, and may partner with other companies, to provide disinfecting products and cleaning education and protocols, and to leverage its related brands. Such licenses and partnerships may create additional exposure for those brands to product safety, quality, sustainability and other concerns.

In addition, widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of information. Negative publicity, posts or comments by consumers, competitors or others about the Company, its brands, its products, its marketing activities, including whether or not it advertises through certain social media and networking sites, its employees, or its environmental, social and governance practices, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media or network sites or through other media or in other formats. Additionally, marketing initiatives may not have the desired effect on a brand’s or product’s image.

Such events, if they were to occur, could harm the Company’s image and adversely affect its business, financial condition and results of operations, as well as require resources to rebuild the Company’s reputation.

Government regulations could impose material costs.

Generally, the manufacture, processing, formulation, packaging, labeling, storage, distribution, advertising and sale of the Company’s products and the conduct of its business operations must comply with extensive federal, state and foreign laws and regulations. For example, in the U.S., many of the Company’s products are regulated by the Environmental Protection Agency, the Food and Drug Administration (including applicable current good manufacturing practice regulations) and/or the Consumer Product Safety Commission, and the Company’s product claims and advertising are regulated by the Federal Trade Commission, among other regulatory agencies. Additionally, the Company’s and its suppliers’ manufacturing and distribution operations are also subject to regulation by the Occupational Safety and Health Administration. Most states have agencies that regulate in parallel to these federal agencies. The Company’s international operations are also subject to regulation in each of the foreign jurisdictions in which it manufactures or distributes its products. There is also an increased risk of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, the Company could be subject to future inquiries or investigations by governmental and other regulatory bodies, which may be delayed or disrupted due to any government furlough. Any determination that the Company’s operations or activities are not in compliance with applicable law could expose the Company to future impairment charges or significant fines, penalties or other sanctions that may result in a reduction in net income or otherwise adversely impact the business and reputation of the Company.

In particular, because of the Company’s extensive international operations, we could be adversely affected by violations, or allegations of violations, of the Foreign Corrupt Practices Act and similar international anti-bribery laws. The Foreign Corrupt Practices Act and similar international anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls policies and procedures that mandate compliance with these anti-bribery and other laws will protect us from reckless, intentional or unintentional criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, financial condition and results of operations.

Federal, state and foreign governments may introduce new or expand existing legislation and regulations, or courts or governmental authorities could impose more stringent interpretations of existing legislation and regulations, affecting the Company’s operations, which may require the Company to increase its resources, capabilities and expertise in certain areas. For example, the Company is subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards, and regulations in other areas, such as with respect to “conflict minerals.” Such regulations could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs. Furthermore, additional legislation in the areas of healthcare reform, taxation of domestic and foreign profits, sustainability of packaging, including plastic packaging, executive compensation and corporate governance, could also increase the Company’s costs, any future government shutdowns may result in delays in the acceptance, review and approval of products or claims by the EPA or other governmental agencies, or other required governmental approvals, and any significant tax reform, including any increases in federal, state or local corporate or business tax rates, implemented by the current or future U.S. federal, state or local administrations may adversely affect our business, financial condition and results of operations. In addition, any additional or renewed significant governmental actions pertaining to the COVID-19 pandemic, including lockdowns, quarantines or other restrictions on the ability of the Company’s employees to travel or perform necessary business functions or its ability to manufacture, distribute, market or sell its products, or the ability of its suppliers, customers or third-party partners to effectively run their operations, may negatively impact the Company’s ability to manufacture, distribute, market and sell its products.

The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Such privacy and data protection laws and regulations, including with respect to the GDPR and the CCPA, and the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to compliance with them. The changes introduced by the GDPR and the CCPA, as well as any other changes to existing privacy and data protection laws and regulations and the introduction of similar laws and regulations in other jurisdictions, have subjected, and may continue in the future to subject, the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices. The Company’s efforts to comply with privacy and data protection laws and regulations may impose significant costs and challenges that are likely to increase over time, which could have a material adverse effect on the Company’s financial condition and results of operations.

If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to governmental or regulatory actions, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect its financial condition and results of operations. In addition, the Company markets and sells products that are subject to regulations relating to dietary supplements. In order to comply with any changes in these laws and regulations, including any changes that result from newly published clinical studies and emerging studies that may assert or prove that ingredients in our products or our products themselves are ineffective or harmful to consumers, the Company may be required to make changes to product formulation, labeling or marketing claims, perform additional testing to substantiate its product claims, make costly changes in its manufacturing processes or supply chain or stop selling certain products until corrective actions have been taken. Any of these developments could increase the Company’s costs significantly, which could have a material adverse effect on the Company’s financial condition and results of operations.

Sales growth objectives may be difficult to achieve, the Company may not be able to successfully implement price increases, and market and category declines and changes to the Company’s product and geographic mix may adversely impact the Company’s financial condition and results of operations.

A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2020, 85% of the Company’s net sales were attributable to U.S. markets, including U.S. territories. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, including as part of its IGNITE Strategy, expand into new products and categories, channels and countries, invest in its established brands and enhanced merchandising, grow categories with retailers and capture market share from competitors. The Company’s ability to achieve sales growth also depends on foreign currency fluctuations. A weakening of foreign currencies in which sales are generated relative to the Company’s reporting currency (U.S. dollars) would decrease net sales. The Company has implemented price increases in the past and may implement price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. In addition, our competitors may or may not take competitive actions, which may lead to sales declines and loss of market share. If the Company is unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow its product categories and/or develop, acquire or successfully launch new products or brands, it may not achieve its sales growth objectives. Furthermore, a general decline in the markets for certain product categories has had and may in the future have a negative impact on the Company’s financial condition and results of operation. In addition, changes to the mix of products that the Company sells, as well as the mix of countries in which its products are sold, may adversely impact the Company’s net sales, profitability and cash flow.

Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may continue to negatively impact, the Company’s net earnings and cash flow.

Volatility and increases in the costs of raw materials, including resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard, soybean oil, solvent, derivatives of amines, and other chemicals and agricultural commodities, and increases in the cost of energy, transportation, labor and other necessary supplies or services have harmed, and may continue to harm, the Company’s results of operation. We distribute our products and receive raw materials primarily by rail and truck. Reduced availability of rail or trucking capacity has caused, and could continue to cause, us to incur unanticipated expenses. In particular, reduced trucking capacity due to shortages of drivers, as a result of the COVID-19 pandemic, and a federal regulation requiring drivers to electronically log their driving hours, among other reasons, have caused an increase in the cost of transportation for us and our suppliers. The Company believes commodity and other cost increases and volatility, especially due to the COVID-19 pandemic, could continue in the future. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, its results of operation would be harmed. In addition, even if the Company increases the prices of its products in response to increases in the cost of commodities or other cost increases, it may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share, and the Company’s projections may not accurately predict the volume impact of price increases, which could adversely affect its business, financial condition and results of operations.

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

In fiscal year 2020, 15% of the Company’s net sales were attributable to international markets. The Company faces and will continue to face substantial risks associated with its foreign operations, including the following:

•global or local economic or political instability;
•price controls and related government actions;
•foreign currency fluctuations, including devaluations, currency controls and inflation, which may adversely affect the Company’s ability to do business in certain markets and reduce the U.S. dollar value of revenues, profits or cash flows it generates in non-U.S. markets;
•continued high levels of inflation in Argentina;
•difficulty in obtaining non-local currency (e.g., U.S. dollars) to pay for the raw materials needed to manufacture the Company’s products and contract-manufactured products;
•restrictions on or costs related to the repatriation of foreign profits to the U.S.;
•the imposition of tariffs, trade restrictions, price, profit or other government controls, labor laws, immigration restrictions, travel restrictions, including as a result of COVID-19 or other pandemics or epidemics, import and export laws or other government actions generating a negative impact on the Company’s business, including changes in trade policies that may be implemented and the impact of geopolitical events generally;
•difficulties in hiring and retaining qualified employees;
•civil unrest, work stoppages, labor disputes or widespread health emergencies, such as COVID-19 or other pandemics or epidemics;
•employment litigation related to employees, contractors and suppliers, particularly in Argentina;
•difficulties in obtaining or unavailability of raw materials, including as a result of lower rates of production due to the COVID-19 pandemic or the financial condition of suppliers and distributors or restrictions on their operations;
•potential loss of distribution channels as a result of retailer consolidation;
•increased credit risk of customers, suppliers and distributors, and defaults on obligations of foreign governments;
•potential harm to third parties, the Company’s employees and/or surrounding communities, and related liabilities and damages to the Company’s reputation, from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach, whether such actions are undertaken by the Company or by the Company’s business partners;
•difficulties in enforcing intellectual property and contractual rights;
•lack of well-established or reliable, and impartial legal systems in certain countries where the Company operates;
•challenges relating to enforcement of or compliance with local laws and regulations and with U.S. laws affecting operations outside of the U.S., including without limitation, the Foreign Corrupt Practices Act;
•the possibility of nationalization, expropriation of assets or other similar government actions; and
•risks related to natural disasters, terrorism and other events beyond the Company’s control.

In addition, the impact of the United Kingdom’s exit from, and the related on-going negotiations with, the European Union (commonly referred to as “Brexit”) are, at this time, unclear. Brexit has created legal, political and economic uncertainty, which could subject the Company to heightened risks in that region, including disruptions to trade and free movement of goods, services and people to and from the United Kingdom, disruptions to our workforce or the workforce of our suppliers or business partners and increased foreign exchange volatility with respect to the British pound. All of the foregoing risks could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its business, financial condition and results of operations. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks.

The Company is also exposed to foreign currency exchange rate risks with respect to its net sales, net earnings and cash flow driven by movements of the U.S. dollar relative to other currencies. A weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease net earnings and cash flow, and . the Company’s foreign currency hedges only offset a small portion of the Company’s exposure to foreign currency fluctuations, including devaluations. Therefore, the Company’s reported net earnings may be negatively affected by changes in foreign exchange rates.

Furthermore, the imposition of tariffs and/or increases in tariffs on various products by the U.S. and other countries has introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries, and new and/or increased tariffs have subjected, and may in the future subject, the Company to additional costs and expenditures of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior that could have a material effect on the Company’s financial condition and results of operations.

The Company’s international operations are also subject to uncertainties and risks associated with inflation. For example, effective July 1, 2018, Argentina was designated as a highly inflationary economy, as it experienced cumulative inflation of approximately 100 percent or more over a three-year period. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of Argentina were recorded in net earnings for fiscal years 2020 and 2019. In addition, as of September 2019, the government of Argentina reinstated foreign exchange controls in response to further decreases in the value of the Argentine peso, limiting the Company’s ability to convert Argentine pesos to U.S. dollars and transfer U.S. dollars outside of Argentina. The Company expects further volatility and decreases in the value of the Argentine peso in the future, which may negatively impact the Company’s business, financial condition and results of operations. Other countries in which the Company operates may also become highly inflationary and/or such countries’ currencies may be devalued.

For further information regarding Argentina, including its designation as a highly inflationary economy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1.

The facilities of the Company and its suppliers are subject to disruption by events beyond the Company’s control.

Operations at facilities of the Company, its suppliers (including sole-source and single-source suppliers), service providers and retail customers are subject to disruption for a variety of reasons, including work stoppages, cyber-attacks and other disruptions in information technology systems, demonstrations, disease outbreaks or pandemics, such as the COVID-19 pandemic, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues.

In particular, the COVID-19 pandemic may negatively affect the Company’s business by causing or contributing to significant disruptions to its manufacturing, distribution and supply operations, including closure of its significant manufacturing and distribution facilities. Such significant disruptions could be due to, among other things, the loss or disruption of the timely availability of adequate supplies of essential raw materials or other manufacturing components; a decrease in the Company’s workforce or in the efficiency of its workforce, including as a result of illness to its employees or their families or governmental restrictions on its employees’ ability to travel or perform necessary business functions or as a result of the need for the Company to operate its business with substantial modifications to employee travel and employee work locations; transportation and logistics challenges, including as a result of port and border closures and other governmental restrictions and the availability and capacity of shipping channels as consumers may shift to increased online shopping; and the loss or disruption of other manufacturing, distribution and supply capabilities. In addition, substantial increases in demand in one or more products or brands beyond the Company’s forecasts may require it to either expand its production capacity or acquire additional capacity, both of which may require significant capital expenditures and may not be available on a timely basis.

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

The Company’s future performance and growth depends on innovation and its ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries. The Company’s ability to anticipate changes in consumer preferences and quickly innovate in order to adapt its products to meet changing consumer demands is essential, especially in light of the reduction in barriers for even small competitors to quickly introduce new brands and products directly to consumers that e-commerce permits. This risk is further heightened by the continued evolution of consumer needs, habits and preferences as a result of shifts in U.S. demographics, reflecting various factors including cultural and socioeconomic changes.

The Company cannot be certain that it will successfully achieve its innovation goals. The development and introduction of new products requires substantial and effective research and development and capital expenditures, which the Company may be unable to recoup if such new products do not gain widespread market acceptance. In addition, effective and integrated systems are required for the Company to gather and use consumer data and information to successfully market its products. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market, and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. If product introductions or new or expanded product lines are not successful, costs associated with these efforts may not be fully recouped and the Company’s net earnings could be adversely affected. In addition, if sales generated by new products cause a decline in sales of the Company’s existing products, the Company’s business, financial condition and results of operations could be materially adversely affected.

Product liability and labeling claims, commercial claims or other legal proceedings could adversely affect the Company’s financial condition and results of operations.

The Company has in the past paid, and may be required in the future to pay, for losses or injuries purportedly caused by its products. Such claims may be based on allegations that, among other things, the Company’s products contain contaminants or provide inadequate instructions or warnings regarding their use, have defective packaging, fail to perform as advertised, or damage property or persons. Product liability, advertising and labeling claims could result in negative publicity that could harm the Company’s reputation, sales and results of operation and the reputation of the Company’s brands. Furthermore, acquisitions or ventures could also result in the assumption of contingent liabilities, including litigation, which could adversely affect the Company’s financial condition and results of operations. In addition, if any of the Company’s products is found to be defective, the Company may recall such products, which could result in adverse publicity and significant expenses. In July 2020, the Company’s subsidiary in Peru voluntarily recalled the Poett® dilutable cleaning products sold in Peru, which recall affects all such Poett® products manufactured in Peru on or before June 30, 2020. Although the Company maintains product liability insurance coverage, potential product liability claims may be subject to a deductible, exceed the amount of insurance coverage or be excluded under the terms of the policies.

In addition, the Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings relating to, among other things, advertising disputes with competitors, consumer class actions, including those related to advertising claims, labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims, data privacy and security disputes, employment litigation related to employees, contractors and suppliers, including class action lawsuits, and litigation in foreign jurisdictions. Such actions, investigations and proceedings may or may not relate to the Company’s responses to, and actions taken in connection with, the COVID-19 pandemic, such as the Company’s recently announced partnerships with companies in the industries involving shared-space. The Company has been, and may in the future be, subject to additional claims, proceedings and actions as it expands the products within the dietary supplements category. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and may in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect its business, financial condition and results of operations and harm its reputation. It is not possible to predict the final resolution of litigation, investigations, disputes or proceedings with which the Company currently is or may in the future become involved and its assessment of the materiality of these matters and any reserves taken in connection therewith may not be consistent with their final resolutions. The impact of these matters, including any reserves taken in connection with such matters, on the Company’s business, financial condition and results of operations could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these matters.

Profitability and cash flow could suffer if the Company is unable to generate anticipated cost savings, successfully implement its strategies, or efficiently manage supply chain and manufacturing processes.

The Company continues to implement plans to improve its competitive position by setting aggressive annual cost savings targets intended to reduce material costs and manufacturing inefficiencies and realize productivity gains, distribution and logistical efficiencies and overhead reductions. If the Company cannot successfully implement its cost savings plans or offset the cost of making these changes, the Company may not realize all anticipated benefits, which could adversely affect its financial condition and results of operations or its long-term strategies, such as the IGNITE Strategy. The Company also continues to seek to penetrate new markets and introduce new products and product innovations. These goals and strategies may not be implemented or may fail to achieve the desired results, and the Company may fail to achieve one or more of its financial goals for one or more of the relevant fiscal years. In addition, the Company expects to continue to restructure its operations as necessary to improve operational efficiency, including occasionally opening or closing offices, facilities or plants. Gaining additional efficiencies may become increasingly difficult over time, there may be one-time and other costs and negative impacts on sales growth relating to facility or plant closures or other restructurings and anticipated cost savings and the Company’s strategies may not be implemented or may fail to achieve desired results. If the Company is unable to generate anticipated cost savings, successfully implement its strategies or efficiently manage its supply chain and manufacturing processes, the Company’s results of operations could suffer. These plans and strategies could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s business, financial condition and results of operations.

Increases in the estimated fair value of the Procter & Gamble Co. (“P&G’s”) interest in the Company’s Glad business increase the value of the Company’s obligation to purchase P&G’s interest in the Glad business upon the termination of the venture agreement and may, in the future, adversely affect the Company’s net earnings and cash flow.

In January 2003, the Company entered into a venture agreement with P&G related to the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development support to the Glad business. The agreement with P&G expires in January 2026 unless the parties agree to extend the term. The agreement requires the Company to purchase P&G’s 20% interest at the expiration of its term for cash at fair value as established by predetermined valuation procedures. As of June 30, 2020, 2019 and 2018, the estimated fair value of P&G’s interest was $610 million, $619 million and $631 million, respectively, of which $400 million, $370 million and $341 million, respectively, has been recognized by the Company and is reflected in Other liabilities in the Company’s Consolidated Balance Sheets. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. The estimated fair value of P&G’s interest, which has increased significantly over the past several years, increased by $152 million from June 30, 2017 to June 30, 2020, primarily as a result of the enactment of H.R.1, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), and the extension of the venture agreement with, and the related R&D support provided by, P&G, and may continue to change up until any such purchase by the Company of P&G’s interest. The key assumptions and estimates used to arrive at the estimated fair value include, but are not limited to, tax rates, the rate at which future cash flows are discounted (discount rate), commodity prices, future volume estimates, net sales and expense growth rates, changes in working capital, capital expenditures, foreign exchange rates, inflation and terminal growth rates. Any changes in such assumptions or estimates could significantly affect such estimated fair value and, accordingly, the value of the Company’s repurchase obligation and may adversely affect the Company’s net earnings up until any such purchase and cash flow at the time of any such purchase. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 of Notes to Consolidated Financial Statements in Exhibit 99.1.

The estimates and assumptions on which the Company’s financial projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s future profitability, cash flows and stock price.

The Company’s financial projections, including any sales or earnings guidance or outlook it may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing and sale, volume and product mix, foreign exchange rates and volatility, tax rates, commodity prices, distribution, cost savings, accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its stock, make acquisitions, pay dividends and meet debt obligations. The Company’s financial projections are based on historical experience and on various other estimates and assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, and the Company’s actual results may differ materially from its financial projections, especially in light of the increased difficulty in making such estimates and assumptions as a result of the COVID-19 pandemic. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.

Loss of, or inability to attract, key personnel could adversely impact the Company’s business.

The Company’s success depends, in part, on its ability to retain its key personnel, including its executive officers and senior management team, and to continue to implement its succession plans for senior management and other key employees. The unexpected loss or unavailability of one or more of the Company’s key employees, including as a result of illness to themselves or their families, could disrupt its business. The Company’s success also depends, in part, on its continuing ability to identify, hire, develop and retain other highly qualified personnel. Competition for these employees can be intense, especially in the San Francisco Bay Area, where there is high wage inflation and the Company’s headquarters and largest research facility are located. In addition, the Company’s employees may be targeted and recruited by other companies. As the Company expands into new categories or markets, including more regulated businesses, it will also require personnel with relevant training and experience in such categories or markets. The Company may not be able to attract or retain qualified personnel in the future, and its failure to do so or the compensation costs of doing so could adversely affect the Company.

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

The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its current and former facilities. In addition, some of its present and former facilities have or had been in operation for many years and, over that time, some of those facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom the Company has sent waste, may be identified and become the subject of remediation. The Company could also become subject to additional environmental liabilities in the future, whether as a result of new laws and regulations or otherwise, that could result in a material adverse effect on its financial condition and results of operations.

The Company had a recorded liability of $28 million and $27 million as of June 30, 2020 and 2019, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. One matter, which accounted for $14 million of the recorded liability as of June 30, 2020 and 2019, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. Another matter, in Dickinson County, Michigan, for which the Company is jointly and severally liable, accounted for $10 million and $11 million of the recorded liability as of June 30, 2020 and 2019, respectively. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the ability of third parties to pay their share of the response and remediation obligations, the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies, and the Company’s exposure may exceed the amount recorded for these matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.

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

As climate change, land use, water use, deforestation, plastic waste, recyclability or recoverability of packaging, including single-use and other plastic packaging, and other sustainability concerns become more prevalent, governmental and non-governmental organizations, customers, consumers and investors are increasingly focusing on these issues. In particular, changing consumer preferences may result in increased customer and consumer concerns and demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and their environmental impact on sustainability, a growing demand for natural or organic products and ingredients, or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. This increased focus on environmental issues and sustainability may result in new or increased regulations and customer, consumer and investor demands that could cause us to incur additional costs or to make changes to our operations to comply with any such regulations and address demands. If the Company is unable to respond or perceived to be inadequately responding to sustainability concerns, customers and consumers may choose to purchase products from another company or a competitor. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with manufacturing our products. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.

Failure to effectively utilize, successfully assert or successfully defend, the Company’s intellectual property rights could impact its competitiveness.

The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands, products, packaging for its products, inventions and confidential information. The Company cannot be certain that it will be able to effectively utilize these intellectual property rights or that it can successfully assert or defend these rights. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions and product innovations. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which the Company’s products are or may be sold may not protect intellectual property rights to the same extent as the laws of the U.S. It is also possible that the Company’s brands may not be available for use in certain countries due to prior third party rights, thereby limiting expansion of the Company’s brands. If other parties infringe the Company’s intellectual property rights, they may dilute or diminish the value of the Company’s brands and products in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its net sales. The failure to perfect and protect its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.

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

Even if the Company is not found to infringe a third party’s intellectual property rights, claims of infringement could adversely affect the Company’s business. The Company could incur material legal costs and related expenses to defend against such claims and the Company could incur significant costs associated with suspending its use of the challenged intellectual property rights even if it is ultimately found not to have infringed such rights.

The Company’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent the Company from fulfilling its financial obligations, and the Company may not be able to maintain its current credit ratings, may not continue to pay dividends or repurchase its stock and may not remain in compliance with existing debt covenants.

As of June 30, 2020, the Company had nearly $3 billion of debt. The Company’s indebtedness could have important consequences. For example, it could:

•require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchase the Company’s common stock and for other general corporate purposes;
•limit the Company’s flexibility in planning for or reacting to general adverse economic conditions or changes in its business and the industries in which it operates;
•place the Company at a competitive disadvantage compared to its competitors that have less debt; and
•limit, along with the financial and other restrictive covenants in the Company’s debt documents, its ability to borrow additional funds.

In addition, the London Interbank Offered Rate, or LIBOR, the interest rate benchmark used as a reference rate for certain borrowings under the Company’s revolving credit facility and certain derivative instruments, is expected to be phased out by the end of calendar year 2021. A reference rate based on the Secured Overnight Financing Rate, or another alternative benchmark rate, is expected to be established to replace LIBOR. Although there were no borrowings under the revolving credit facility as of June 30, 2020, once the relevant administrator announces that LIBOR has ceased or will cease to be available, or the required lenders elect to opt-in early to a new reference rate, the Company and the lenders under the revolving credit facility will be required to mutually select a substitute reference rate, and if such substitute reference rate, or the replacement reference rate for our derivative instruments, is higher than LIBOR, the Company’s interest expense related to such borrowings may increase.

Furthermore, the Company may incur substantial additional indebtedness in the future to fund acquisitions, repurchase stock or fund other activities for general business purposes. If new debt is added to the current debt levels, the related risks that the Company now faces could limit its ability to access the debt capital markets or other forms of financing and result in increased borrowing costs. Further, certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of June 30, 2020, the Company had been assigned investment-grade ratings with both Standard & Poor’s and Moody’s. However, if the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments in net liability positions could request full collateralization, and it may negatively impact the Company’s other financial arrangements.

The Company has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its stock subject to certain limitations under its stock repurchase programs. Any determinations by the board of directors to continue to declare and pay cash dividends on the Company’s common stock or to repurchase the Company’s common stock, however, will be based primarily upon the Company’s financial condition, results of operations and business requirements, its access to debt capital markets or other forms of financing, the price of its common stock in the case of the repurchase program and the board of directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. In the event the Company does not declare and pay a quarterly dividend or discontinues its stock repurchases, the Company’s stock price could be adversely affected. The Company is subject to compliance with the Company’s existing debt covenants. As of June 30, 2020, although the Company could add approximately $5 billion in incremental debt and remain in compliance with its debt covenants, failure by the Company to comply with the financial and other restrictive covenants in its debt documents could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company.

The Company’s judgments regarding the accounting for tax positions, the resolution of tax disputes and the effects of changes in tax rates and regulations on our business and our company could be materially different from our current estimates or expectations, all of which could impact the Company's net earnings and cash flow.

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

Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may also impact the Company’s effective tax rate and the Company’s results of operations, and changes in tax laws, such as the Tax Act which was signed into law in December 2017, could create uncertainty and have a material impact on the Company’s results of operations. While our accounting for the recorded impact of the Tax Act was deemed to be complete in the fiscal quarter ended December 31, 2018, these amounts were based on prevailing regulations and currently available information, and any additional guidance issued by the U.S. Treasury Department or the U.S. Internal Revenue Service or any change in law or regulation could impact our recorded amounts in future periods.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the U.S. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. The Company’s continuing growth and expansion in domestic and globally dispersed markets may place significant additional pressure on the Company’s system of internal control over financial reporting and require the Company to update its internal control over financial reporting. Moreover, the Company engages the services of third parties to assist with business operations and financial reporting processes, which injects additional monitoring obligations and risk into the system of internal control. When the Company is required to comply with new or revised accounting standards or implements changes to its external disclosure processes, such as the recently implemented changes to the Company’s reportable segment structure, it must make any appropriate changes to its internal control over financial reporting to fully implement the standards or such changes, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and stockholder claims, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business could be negatively impacted as a result of stockholder activism or an unsolicited takeover proposal or a proxy contest.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies, including the Company. During fiscal years 2012 and 2011, the Company was the target of an unsolicited takeover proposal from a stockholder activist, which resulted in significant costs to the Company. If such a proposal were to be made again, the Company would likely incur significant costs, which could have an adverse effect on the Company’s financial condition and results of operations. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company through stockholder proposals or otherwise. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees, and any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that the Company needs a change in the direction of its business, or the perception that the Company is unstable or lacks continuity, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult for the Company to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns or leases various manufacturing, distribution, office and research and development facilities, including a leased facility in Pleasanton, CA, which houses the Company’s primary research and development group, as well as other administrative and operational support personnel, and a leased office space in Oakland, CA for its corporate headquarters. Management believes the Company’s facilities are adequate to support the business efficiently.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages, year first elected and current titles of each of the executive officers of the Company as of August 13, 2020, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Benno Dorer	56	2009	Chair and Chief Executive Officer
Linda Rendle	42	2016	President
Kevin B. Jacobsen	54	2018	Executive Vice President – Chief Financial Officer
Kirsten Marriner	47	2016	Executive Vice President – Chief People Officer
Eric Reynolds	50	2015	Executive Vice President – Household and Lifestyle
Laura Stein	58	2005	Executive Vice President – General Counsel and Corporate Affairs
William S. Bailey	54	2016	Senior Vice President - Corporate and Business Development
Chau Banks	51	2020	Senior Vice President - Chief Information Officer
Diego J. Barral	50	2018	Senior Vice President – General Manager, International Division
Michael R. Costello	54	2011	Senior Vice President – General Manager, Nutranext and RenewLife
Troy Datcher	52	2019	Senior Vice President – Chief Customer Officer
Denise Garner	57	2015	Senior Vice President – Chief Innovation Officer
Stacey Grier	57	2019	Senior Vice President – Chief Marketing Officer
Andrew J. Mowery	54	2018	Senior Vice President – Chief Product Supply Officer
There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information.

Effective September 14, 2020, Benno Dorer will step down as the chief executive officer of the Company. He will continue to serve as the executive chair of the Company’s board of directors. He is currently the chair and chief executive officer of the Company, a position he has held since August 2016. Prior to this role, he served as chief executive officer of the Company from November 2014 until August 2016. From January 2013 to November 2014, he served as executive vice president – chief operating officer, cleaning, international and corporate strategy. From March 2011 to December 2012, he served as senior vice president – cleaning division and Canada. He served as senior vice president – general manager, cleaning division from June 2009 to March 2011. Mr. Dorer joined the Company in 2005. Prior to joining the Company, he served in various roles at The Procter & Gamble Company.
Effective September 14, 2020, Linda Rendle will be appointed chief executive officer of the Company and elected to the board of directors. She is currently the president of the Company, a position she has held since May 2020. Prior to this role, she served as executive vice president – cleaning, international, strategy and operations from July 2019 to May 2020. From January 2019 to July 2019, she served as executive vice president – strategy and operations. From June 2018 to January 2019, she served as executive vice president – cleaning and strategy. She served as senior vice president – general manager, cleaning division of the Company, from August 2016 to June 2018, having taken on responsibility for the professional products division in April 2017. She served as vice president – general manager, home care from October 2014 to August 2016. From April 2012 to October 2014, she served as vice president – sales, cleaning division. From August 2011 to April 2012, she served as director of sales planning – litter, food & charcoal. From January 2010 to August 2011, she served as director of sales – supply chain. Ms. Rendle joined the Company in 2003.
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
Effective September 14, 2020, Eric Reynolds will be appointed executive vice president - chief operating officer of the Company. He is currently the executive vice president - household and lifestyle of the Company, a position he has held since July 2019. He continues to have responsibility for the digestive health and dietary supplements businesses, which were previously part of the household and lifestyle segments, respectively, and now have been combined into the vitamins, minerals and supplements business. Prior to this role, he served as executive vice president – cleaning and Burt’s Bees from January 2019 to July 2019. From January 2015 to January 2019, he served as senior vice president – chief marketing officer. He served as vice president – general manager, Europe, Middle East, Africa and Asia from May 2012 to January 2015. From May 2011 to April 2012, he was director, international business development. From June 2008 to April 2011, he was general manager, Caribbean. Mr. Reynolds joined the Company in 1998.
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
Chau Banks is the senior vice president – chief information officer of the Company, a position she has held since June 2020. Prior to this role, she served as chief technology and digital officer at Revlon Consumer Products Company from January 2018 to June 2020. From September 2013 to November 2017, she was EVP, CIO and channel integration at New York & Company, Inc. (now RetailWinds Inc.). She has held leadership positions at leading global retailers including COACH, Abercrombie & Fitch and LBrands. She previously served as a management consultant at Capgemini and Ernst & Young. She also previously held positions at Energizer and Kimberly-Clark.

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
Holders
The number of record holders of the Company’s common stock as of July 28, 2020, was 9,947 based on information provided by the Company’s transfer agent.
Equity Compensation Plan Information
See Part III, Item 12 hereof, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
In May 2018, the Board of Directors authorized the Company to repurchase up to $2,000 million in shares of common stock on the open market (Open-Market Program), which has no expiration date.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2020.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2020	—	$—	—	$1,493 million
May 1 to 31, 2020	—	—	—	$1,493 million
June 1 to 30, 2020	107,796	209.35	107,796	$1,493 million
	107,796	$209.35	107,796

(1)All of the shares purchased in June 2020 were acquired pursuant to the Company’s Evergreen Program.
(2)Average price paid per share in the period includes commission.

ITEM 6. SELECTED FINANCIAL DATA
This information appears under “Five-Year Financial Summary” in Exhibit 99.1, which is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information appears under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, which is incorporated herein by reference.
ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information appears under “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, which is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
These statements and data appear in Exhibit 99.1, which is incorporated herein by reference.
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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.
Change in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9.B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See “Information about our Executive Officers” in Part I of this Report.
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
(a)Financial Statements and Schedules:
        Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included in Exhibit 99.1, incorporated herein by reference.
        Reports of Independent Registered Public Accounting Firm.
        Consolidated Statements of Earnings for the fiscal years ended June 30, 2020, 2019 and 2018.
        Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2020, 2019 and 2018.
        Consolidated Balance Sheets as of June 30, 2020 and 2019.
        Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2020, 2019 and 2018.
        Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020, 2019 and 2018.
        Notes to Consolidated Financial Statements.
(b)Exhibits:
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-K	001-07151	3.1	August 14, 2018
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	September 15, 2016
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	December 9, 2014
4.8	Sixth Supplemental Indenture, dated as of September 28, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 28, 2017
4.9	Seventh Supplemental Indenture, dated as of May 9, 2018, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 9, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.10	Eighth Supplemental Indenture, dated as of May 8, 2020, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 8, 2020
4.11	Description of Capital Stock of The Clorox Company	10-K	001-07151	4.10	August 14, 2019
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 17, 2013.	10-K	001-07151	10.8	August 25, 2014
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 14, 2012.	10-Q	001-07151	10.1	February 5, 2013
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2017.	10-Q	001-07151	10.2	November 1, 2017
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2018.	10-Q	001-07151	10.2	October 31, 2018
10.8*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2019.	10-Q	001-07151	10.1	October 31, 2019
10.9*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-Q	001-07151	10.1	October 31, 2018
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-Q	001-07151	10.3	November 1, 2017
10.11*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.12*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.13*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.14*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.15*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.16*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.17*	Amendment No. 3 to The Clorox Company Supplemental Executive Retirement Plan, effective as of March 28, 2018.	10-Q	001-07151	10.1	May 2, 2018
10.18*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 7, 2008.	10-Q	001-07151	10.58	May 2, 2008
10.19*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.20*	Second Amended and Restated Executive Change in Control Severance Plan, effective February 11, 2020.	8-K	001-07151	10.1	February 14, 2020
10.21*	Severance Plan for Clorox Executive Committee Members, second amended and restated effective February 11, 2020.	8-K	001-07151	10.2	February 14, 2020
10.22*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.23*	Amendment No. 1 to The Clorox Company Executive Retirement Plan.	10-K	001-07151	10.22	August 16, 2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.25*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.26*	The Clorox Company Director Equity Award Policy, effective as of November 15, 2017.	10-K	001-07151	10.26	August 14, 2018
10.27	Credit Agreement dated as of November 15, 2019, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.1	November 18, 2019
10.28	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016
10.29	Amendment No. 1 to the Amended and Restated Joint Venture Agreement, dated as of October 15, 2010, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 2, 2018
10.30	First Extension and Amendment of the Amended and Restated Joint Venture Agreement, dated as of December 20, 2017, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.1	February 2, 2018
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

THE CLOROX COMPANY

Date: August 13, 2020	By:	/s/ Benno Dorer
Benno Dorer
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. Banse	Director	August 13, 2020
A. Banse
/s/ R. H. Carmona	Director	August 13, 2020
R. H. Carmona
/s/ S. C. Fleischer	Director	August 13, 2020
S. C. Fleischer
/s/ E. Lee	Director	August 13, 2020
E. Lee
/s/ A. D. D. Mackay	Director	August 13, 2020
A. D. D. Mackay
/s/ R. W. Matschullat	Director	August 13, 2020
R. W. Matschullat
/s/ M. J. Shattock	Director	August 13, 2020
M. J. Shattock
/s/ K. Tesija	Director	August 13, 2020
K. Tesija
/s/ P. Thomas-Graham	Director	August 13, 2020
P. Thomas-Graham
/s/ R. J. Weiner	Director	August 13, 2020
R. J. Weiner
/s/ C. J. Williams	Director	August 13, 2020
C. J. Williams
/s/ B. Dorer	Chair and Chief Executive Officer (Principal Executive Officer)	August 13, 2020
B. Dorer
/s/ K. B. Jacobsen	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	August 13, 2020
K. B. Jacobsen
/s/ J. R. Baker	Vice President – Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 13, 2020
J. R. Baker