Form 10-Q
period 2020-09-30
CLOROX CO /DE/
filed 2020-11-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020.
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

As of October 19, 2020, there were 126,049,929 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended
	9/30/2020	9/30/2019
Net sales	$1,916	$1,506
Cost of products sold	996	843
Gross profit	920	663
Selling and administrative expenses	238	211
Advertising costs	179	137
Research and development costs	32	30
Interest expense	25	25
Other (income) expense, net	(80)	2
Earnings before income taxes	526	258
Income taxes	109	55
Net earnings	417	203
Less: Net earnings attributable to noncontrolling interests	2	—
Net earnings attributable to Clorox	$415	$203
Net earnings per share attributable to Clorox
Basic net earnings per share	$3.28	$1.61
Diluted net earnings per share	$3.22	$1.59
Weighted average shares outstanding (in thousands)
Basic	126,346	125,823
Diluted	128,729	127,465

Comprehensive income	$434	$190
Less: Total comprehensive income attributable to noncontrolling interests	2	—
Total comprehensive income attributable to Clorox	$432	$190

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	9/30/2020	6/30/2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$860	$871
Receivables, net	685	648
Inventories, net	534	454
Prepaid expenses and other current assets	65	47
Total current assets	2,144	2,020
Property, plant and equipment, net of accumulated depreciation and amortization of $2,270 and $2,224, respectively	1,176	1,103
Operating lease right-of-use assets	281	291
Goodwill	1,793	1,577
Trademarks, net	786	785
Other intangible assets, net	265	109
Other assets	332	328
Total assets	$6,777	$6,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current operating lease liabilities	$64	$64
Accounts payable and accrued liabilities	1,395	1,329
Income taxes payable	57	25
Total current liabilities	1,516	1,418
Long-term debt	2,781	2,780
Long-term operating lease liabilities	268	278
Other liabilities	797	767
Deferred income taxes	104	62
Total liabilities	5,466	5,305
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 158,741,461 shares issued as of September 30, 2020 and June 30, 2020; and 126,037,019 and 126,198,606 shares outstanding as of September 30, 2020 and June 30, 2020, respectively	159	159
Additional paid-in capital	1,146	1,137
Retained earnings	3,840	3,567
Treasury shares, at cost: 32,704,442 and 32,542,855 shares as of September 30, 2020 and June 30, 2020, respectively	(3,407)	(3,315)
Accumulated other comprehensive net (loss) income	(623)	(640)
Total Clorox stockholders’ equity	1,115	908
Noncontrolling interests	196	—
Total stockholders’ equity	1,311	908
Total liabilities and stockholders’ equity	$6,777	$6,213
See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2020	9/30/2019
Operating activities:
Net earnings	$417	$203
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	51	44
Stock-based compensation	13	6
Deferred income taxes	20	7
Other	(71)	19
Changes in:
Receivables, net	(8)	73
Inventories, net	(70)	6
Prepaid expenses and other current assets	(18)	(10)
Accounts payable and accrued liabilities	20	(82)
Operating lease right-of-use assets and liabilities, net	(1)	1
Income taxes payable / prepaid	30	4
Net cash provided by operations	383	271
Investing activities:
Capital expenditures	(69)	(54)
Businesses acquired, net of cash acquired	(85)	—
Other	3	12
Net cash used for investing activities	(151)	(42)
Financing activities:
Notes and loans payable, net	—	51
Treasury stock purchased	(100)	(110)
Cash dividends paid	(140)	(133)
Issuance of common stock for employee stock plans and other	(7)	9
Net cash used for financing activities	(247)	(183)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12)	44
Cash, cash equivalents, and restricted cash:
Beginning of period	879	113
End of period	$867	$157

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2020 and 2019, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2020, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes,” which improves consistency in the application of accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and by clarifying and amending existing guidance. The standard will be effective for the Company beginning in the first quarter of fiscal year 2022, with early adoption permitted. The amendments that are related to changes in ownership of foreign equity method investments or foreign subsidiaries are to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments that are related to franchise taxes that are partially based on income are to be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments under this ASU are to be applied on a prospective basis. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The Company adopted this guidance as of July 1, 2020 on a prospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements, as the Company had no goodwill impairments during the first quarter of fiscal year 2021. The future impact of this new standard will depend on the specific facts and circumstances of future impairments that may occur, if any.

NOTE 2. BUSINESS ACQUIRED

Saudi Joint Venture Acquisition

On July 9, 2020, the Company increased its investment in each of the two entities comprising its joint venture in the Kingdom of Saudi Arabia (Saudi joint venture). The joint venture offers customers in the Gulf region a range of cleaning and disinfecting products. The Company had previously accounted for its 30 percent investment of $27 as of June 30, 2020, under the equity method of accounting. Subsequent to the closing of this transaction, the Company’s total ownership interest in each of the entities increased to 51 percent. The Company has consolidated this joint venture into the Company's consolidated financial statements from the date of acquisition and reflects operations within the International reportable segment. The equity and income attributable to the other joint venture owners is recorded and presented as noncontrolling interests.

The total purchase consideration of $111 consisted of $100 cash paid, which was sourced from operations, and $11 on the net effective settlement of preexisting arrangements between the Company and the joint venture. The assets and liabilities of the joint venture were recorded at their respective estimated fair value as of the acquisition date using generally accepted accounting principles for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill in the International reportable segment in the amount of $212. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and reflects the value of further growth anticipated in the Gulf region. None of the goodwill is deductible for tax purposes.

As a result of this transaction, the carrying value of the Company’s previously held equity investment was remeasured to fair value, and resulted in an $85 non-recurring, non-cash gain recorded in Other (income) expense, net in the consolidated statement of earnings and adjusted in Other operating activities in the consolidated statement of cash flows for the first quarter of fiscal year 2021. The fair values of the noncontrolling interests and previously held equity interest were determined using a discounted cash flow (DCF) method under the income approach. Under this approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the entities’ relative risk.

The following table summarizes the estimated fair value of the joint ventures’ assets acquired and liabilities assumed and the related deferred income taxes as of the acquisition date. Due to the timing of the acquisition, the fair values of the assets acquired and liabilities assumed were based on a preliminary valuation and the Company’s estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to goodwill and income taxes. The definite-lived intangibles acquired primarily represent the Company reacquiring previously licensed trademarks and customer relationships. The weighted-average estimated useful life of intangible assets subject to amortization is 9 years.

Joint Venture
Goodwill	$212
Reacquired rights (included in Other intangible assets, net)	138
Property, plant and equipment	46
Customer relationships (included in Other intangible assets, net)	10
Working capital, net (includes cash acquired of $26)	31
Noncurrent liabilities, net	(5)
Deferred income taxes	(20)
Total fair value of net assets	412
Less: Fair value of noncontrolling interests	(198)
Less: Fair value of previously held equity interest	(103)
Total purchase consideration	$111

Included in the Company’s results for the first quarter of fiscal year 2021 was $23 of net sales from the joint venture. Pro forma results reflecting this transaction were not presented because it is not significant to the Company's consolidated financial results.

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	9/30/2020	6/30/2020
Finished goods	$396	$340
Raw materials and packaging	161	140
Work in process	9	7
LIFO allowances	(32)	(33)
Total	$534	$454

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

As of September 30, 2020, the notional amount of commodity derivatives was $22, of which $11 related to soybean oil futures used for the Food products business and $11 related to jet fuel swaps used for the Grilling business. As of June 30, 2020, the notional amount of commodity derivatives was $27, of which $14 related to soybean oil futures and $13 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $58 and $70, respectively, as of September 30, 2020 and June 30, 2020.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate forward or swap contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt or to manage the Company’s level of fixed and floating rate debt. These interest rate forward or swap contracts historically have had durations of less than 3 years. The interest rate contracts are measured at fair value using information quoted by U.S. government bond and interest rate derivative dealers.

The notional amounts of outstanding interest rate contracts used by the Company were $300 and $225, respectively, as of September 30, 2020 and June 30, 2020. These contracts represent forward starting interest rate swap contracts with a maturity date of September 2022 to manage the exposure to interest rate volatility associated with future interest payments on a forecasted debt issuance.

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

The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended
	9/30/2020	9/30/2019
Commodity purchase derivative contracts	$1	$—
Foreign exchange derivative contracts	(1)	1
Interest rate derivative contracts	3	—
Total	$3	$1

	Location of Gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended
		9/30/2020	9/30/2019
Commodity purchase derivative contracts	Cost of products sold	$(1)	$—
Foreign exchange derivative contracts	Cost of products sold	—	—
Interest rate derivative contracts	Interest expense	(2)	(2)
Total		$(3)	$(2)

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of September 30, 2020, that is expected to be reclassified into Net earnings within the next twelve months is $(10).

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually-defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of September 30, 2020 and June 30, 2020, $2 and $3, respectively, contained such terms. As of September 30, 2020 and June 30, 2020, neither the Company nor any counterparty was required to post any collateral, as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2020 and June 30, 2020, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of September 30, 2020 and June 30, 2020, the Company maintained cash margin balances related to exchange-traded futures contracts of $1 and $2, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

As of September 30, 2020 and June 30, 2020, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			9/30/2020		6/30/2020
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Other current assets	1	$1	$1	$—	$—
Interest rate forward contracts	Other assets	2	4	4	1	1
			$5	$5	$1	$1
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	$—	$—	$1	$1
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	3	3	3	3
Foreign exchange forward contract	Accounts payable and accrued liabilities	2	1	1	1	1
			$4	$4	$5	$5

The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			9/30/2020		6/30/2020
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments, including money market funds	Cash and cash equivalents (a)	1	$379	$379	$584	$584
Time deposits	Cash and cash equivalents (a)	2	318	318	165	165
Trust assets for nonqualified deferred compensation plans	Other assets	1	114	114	100	100
			$811	$811	$849	$849
Liabilities
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (b)	2	2,781	3,049	2,780	3,051
			$2,781	$3,049	$2,780	$3,051

____________________

(a)Cash and cash equivalents are composed of time deposits and other interest bearing investments, including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(b)Current maturities of long-term debt and Long-term debt are recorded at cost. The fair value of Long-term debt, including current maturities, was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

NOTE 5. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 20.7% and 21.5% for the three months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate on earnings for the current three-month period was primarily due to the non-taxability of a portion of the remeasurement gain recognized on the Company’s previously held investment in the Saudi joint venture, partially offset by a lower rate benefit from excess tax benefits.

NOTE 6. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2020	9/30/2019
Basic	126,346	125,823
Dilutive effect of stock options and other	2,383	1,642
Diluted	128,729	127,465

Antidilutive stock options and other	441	—

Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 7. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended
	9/30/2020	9/30/2019
Net earnings	$417	$203
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	10	(16)
Net unrealized gains (losses) on derivatives	5	2
Pension and postretirement benefit adjustments	2	1
Total other comprehensive (loss) income, net of tax	17	(13)
Comprehensive income	434	190
Less: Total comprehensive income attributable to noncontrolling interests	2	—
Total comprehensive income attributable to Clorox	$432	$190

NOTE 8. STOCKHOLDERS’ EQUITY

Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended September 30
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2019	$159	158,741	$1,046	$3,150	$(3,194)	(33,055)	$(602)	$—	$559
Cumulative effect of accounting changes, net of tax (1)				22					22
Net earnings				203					203
Other comprehensive (loss) income							(13)		(13)
Dividends to Clorox stockholders ($1.06 per share declared)				(134)					(134)
Stock-based compensation			6						6
Other employee stock plan activities			(9)	—	20	472			11
Treasury stock purchased					(104)	(663)			(104)
Balance as of September 30, 2019	$159	158,741	$1,043	$3,241	$(3,278)	(33,246)	$(615)	$—	$550

Balance as of June 30, 2020	$159	158,741	$1,137	$3,567	$(3,315)	(32,543)	$(640)	$—	$908
Net earnings				415				2	417
Other comprehensive (loss) income							17		17
Dividends to Clorox stockholders ($1.11 per share declared)				(141)					(141)
Dividends to noncontrolling interests								(4)	(4)
Business combinations including purchase accounting adjustments								198	198
Stock-based compensation			13						13
Other employee stock plan activities			(4)	(1)	8	283			3
Treasury stock purchased					(100)	(444)			(100)
Balance as of September 30, 2020	$159	158,741	$1,146	$3,840	$(3,407)	(32,704)	$(623)	$196	$1,311

(1) As a result of adopting ASU No. 2016-02, “Leases (Topic 842),” on July 1, 2019, the Company recorded a cumulative effect of initially applying the new guidance as an adjustment to the fiscal year 2020 opening balance of Retained earnings.

The Company has two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended
	9/30/2020		9/30/2019
	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$—	—
Evergreen Program	100	444	104	663
Total stock repurchases	$100	444	$104	663

NOTE 8. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three Months Ended September 30
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2019	$(414)	$(23)	$(165)	$(602)
Other comprehensive (loss) income before reclassifications	(15)	1	—	(14)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	2	4
Income tax benefit (expense)	(1)	(1)	(1)	(3)
Net current period other comprehensive (loss) income	(16)	2	1	(13)
Balance as of September 30, 2019	$(430)	$(21)	$(164)	$(615)

Balance as of June 30, 2020	$(450)	$(18)	$(172)	$(640)
Other comprehensive (loss) income before reclassifications	9	3	—	12
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	3	2	5
Income tax benefit (expense), and other	1	(1)	—	—
Net current period other comprehensive (loss) income	10	5	2	17
Balance as of September 30, 2020	$(440)	$(13)	$(170)	$(623)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 9. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2020	9/30/2019
Service cost	$—	$—
Interest cost	4	5
Expected return on plan assets (1)	(4)	(4)
Amortization of unrecognized items	3	2
Total	$3	$3
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2021 net periodic benefit cost is 3.1%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three months ended September 30, 2020 and 2019.
During the three months ended September 30, 2020 and 2019, the Company made $2 in contributions to its domestic retirement income plans.
Net periodic benefit costs are reflected in Other (income) expense, net.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of September 30, 2020 and June 30, 2020, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of September 30, 2020 and June 30, 2020, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability, as of September 30, 2020 and June 30, 2020. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of September 30, 2020 and June 30, 2020.
As of September 30, 2020, the Company was party to a letter of credit of $11, related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 11. SEGMENT RESULTS
The Company operates through strategic business units (SBUs) that are aggregated into four reportable segments based on the economics and nature of the products sold: Health and Wellness, Household, Lifestyle and International. Prior periods presented have been recast to reflect the reportable segment changes effective in the fourth quarter of fiscal year 2020.
Certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, operating lease right-of-use assets, other long-term assets and deferred taxes.
The tables below present reportable segment information and a reconciliation of the segment information to the Company’s consolidated Net sales and Earnings before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate.

	Net sales
	Three Months Ended
	9/30/2020	9/30/2019
Health and Wellness	$813	$633
Household	500	361
Lifestyle	318	271
International	285	241
Corporate	—	—
Total	$1,916	$1,506

	Earnings (losses) before income taxes
	Three Months Ended
	9/30/2020	9/30/2019
Health and Wellness	$251	$170
Household	109	32
Lifestyle	102	71
International	124	39
Corporate	(60)	(54)
Total	$526	$258

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% and 26% for the three months ended September 30, 2020 and 2019, respectively.

NOTE 11. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales for the Company’s SBUs and for the periods indicated:

	Net sales
	Three Months Ended
	9/30/2020	9/30/2019
Cleaning	29%	32%
Professional Products	9%	6%
Vitamins, Minerals and Supplements	4%	4%
Health and Wellness	42%	42%
Bags and Wraps	11%	12%
Cat Litter	6%	8%
Grilling	9%	4%
Household	26%	24%
Food Products	9%	9%
Natural Personal Care	4%	5%
Water Filtration	4%	4%
Lifestyle	17%	18%
International	15%	16%
Total	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the Securities and Exchange Commission (SEC) on August 13, 2020, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three-month period ended September 30, 2020 (the current period) to the three-month period ended September 30, 2019 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

EXECUTIVE OVERVIEW
Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,800 employees worldwide. Clorox sells its products primarily through mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, drug, pet and military stores, third-party and owned e-commerce channels, and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Fresh Step® cat litter; Glad® bags and wraps; Kingsford® grilling products; Hidden Valley® dressings; Brita® water-filtration products; Burt’s Bees® natural personal care products; and RenewLife®, Rainbow Light®, Natural Vitality®, NeoCell® and Stop Aging Now® vitamins, minerals and supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and the Clorox Healthcare® brand names. The Company has operations in more than 25 countries or territories and sells its products in more than 100 markets.
The Company primarily markets its leading brands in midsized categories considered to be financially attractive. Most of the Company’s products compete with other nationally advertised brands within each category and with “private label” brands.

The Company operates through strategic business units (SBUs) which are also the Company’s operating segments. These SBUs are then aggregated into four reportable segments. Prior periods presented have been recast to reflect the reportable segment changes effective in the fourth quarter of fiscal year 2020. The four reportable segments consist of the following:
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

RECENT EVENTS RELATED TO COVID-19

The novel coronavirus (COVID-19) pandemic has caused a severe global health crisis, along with economic and societal disruptions and uncertainties. As a result, we have taken an active role in addressing the ongoing pandemic’s impact on our employees, operations, customers, consumers, and communities, including taking precautionary measures, such as implementing contingency plans, making operational adjustments where necessary, and providing support to organizations that support front-line workers. The impact of COVID-19 and responses of governments, consumers, and others to the pandemic are affecting our business in many ways; however, we believe that the actions we are taking will help us emerge from this global pandemic operationally sound, and well positioned for continued long-term growth.
For our fiscal first quarter ended September 30, 2020, we continued to experience increased demand for many of our products, especially our disinfecting cleaning products, in response to COVID-19. The extent of COVID-19’s effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
For additional information on the impacts and our response to the coronavirus pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended
	9/30/2020	9/30/2019	% Change
Net sales	$1,916	$1,506	27%

	Three Months Ended September 30, 2020
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	28%	26%	—%	—%	2%	28%	26%
Household	39	25	—	—	14	39	25
Lifestyle	17	17	—	—	—	17	17
International	18	17	9	(8)	8	17	9
Total	27%	23%	1%	(1)%	5%	27%	22%

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
(3) Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the three months ended September 30, 2020, the volume impact of acquisitions was 8% and 1% for International and Total Company, respectively.

Net sales in the current period increased by 27%, reflecting higher shipments across all reportable segments, led by the Health and Wellness reportable segment, primarily driven by increased demand due to COVID-19 and people spending more time at home. Volume increased by 23% versus the prior period. The variance between volume growth and net sales growth was primarily due to the impact of favorable mix, partially offset by unfavorable foreign currency exchange rates.

	Three Months Ended
	9/30/2020	9/30/2019	% Change
Gross profit	$920	$663	39%
Gross margin	48.0%	44.0%

Gross margin, defined as gross profit as a percentage of net sales, increased by 400 basis points in the current period from 44% to 48%. The increase was primarily driven by higher volume, cost savings and favorable mix, partially offset by higher manufacturing and logistics costs.

	Three Months Ended
				% of Net Sales
	9/30/2020	9/30/2019	% Change	9/30/2020	9/30/2019
Selling and administrative expenses	$238	$211	13%	12.4%	14.0%
Advertising costs	179	137	31	9.3	9.1
Research and development costs	32	30	7	1.7	2.0

Selling and administrative expenses, as a percentage of net sales, decreased by 160 basis points in the current period. The dollar increase in selling and administrative expenses was primarily due to higher incentive compensation expenses, consistent with the Company’s performance-based compensation philosophy.

Advertising costs, as a percentage of net sales, increased by 20 basis points in the current period. The increase in advertising expenses reflected the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales was approximately 11% in the current period.

Research and development costs, as a percentage of net sales, decreased by 30 basis points in the current period, however were essentially flat in terms of dollars. The Company continues to focus on product innovation and cost savings.

Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended
	9/30/2020	9/30/2019
Interest expense	$25	$25
Other (income) expense, net	(80)	2
Effective tax rate on earnings	20.7%	21.5%

Other (income) expense, net was ($80) and $2 in the current and prior periods, respectively. The variance was primarily due to an $85 one-time non-cash gain from the remeasurement of the Company’s previously held investment in its joint venture in the Kingdom of Saudi Arabia (Saudi joint venture) (see Notes to Condensed Consolidated Financial Statements).

The effective tax rate on earnings was 20.7% and 21.5% in the current and prior periods, respectively. The lower effective tax rate in the current period was primarily due to the non-taxability of a portion of the remeasurement gain recognized on the Company’s previously held investment in the Saudi joint venture, partially offset by lower excess tax benefits.

Diluted net earnings per share

	Three Months Ended
	9/30/2020	9/30/2019	% Change
Diluted net earnings per share	$3.22	$1.59	103%

Diluted net earnings per share (EPS) increased by $1.63, or 103%, in the current period, primarily due to net sales growth, gross margin expansion, and the remeasurement gain recognized on the previously held investment in the Saudi joint venture, partially offset by higher advertising investments and selling and administrative expenses.

SEGMENT RESULTS

The following presents the results of operations from the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Health and Wellness

	Three Months Ended
	9/30/2020	9/30/2019	% Change
Net sales	$813	$633	28%
Earnings before income taxes	251	170	48

Volume, sales and earnings before income taxes increased by 26%, 28% and 48%, respectively, during the current period. The volume and sales growth reflected higher shipments in all SBUs, primarily fueled by continued strong demand for disinfecting and cleaning products across the Cleaning and Professional Products portfolios used both in and out of the home. The increase in earnings before income taxes was primarily due to sales growth and gross margin expansion, partially offset by higher investments in advertising and in people to help meet anticipated demand.

Household

	Three Months Ended
	9/30/2020	9/30/2019	% Change
Net sales	$500	$361	39%
Earnings before income taxes	109	32	241

Volume, net sales and earnings before income taxes increased by 25%, 39% and 241%, respectively, during the current period. The volume growth reflected higher shipments across all SBUs, mainly in Grilling and Bags and Wraps, both benefited from higher consumer demand. The variance between volume and net sales was primarily due to favorable mix. The increase in earnings before income taxes was mainly due to sales growth and gross margin expansion, partially offset by higher investments in advertising.

Lifestyle

	Three Months Ended
	9/30/2020	9/30/2019	% Change
Net sales	$318	$271	17%
Earnings before income taxes	102	71	44

Volume, net sales and earnings before income taxes increased by 17%, 17% and 44%, respectively, during the current period. Both volume growth and net sales growth were primarily driven by higher shipments of Food and Brita water filtration products, mainly due to higher consumer demand. The increase in earnings before income taxes was primarily due to sales growth, partially offset by higher manufacturing and logistics costs.

International

	Three Months Ended
	9/30/2020	9/30/2019	% Change
Net sales	$285	$241	18%
Earnings before income taxes	124	39	218

Volume, net sales and earnings before income taxes increased by 17%, 18% and 218%, respectively, during the current period. The volume increase was primarily driven by strong ongoing demand for disinfecting as well as other household products across multiple regions. The variance between volume and net sales was mainly due to the benefit of price increases implemented to offset inflation, partially offset by the impact of unfavorable foreign currency exchange rates. The increase in earnings before income taxes was primarily due to the remeasurment gain recognized on the previously held investment in the Saudi joint venture.

Argentina

Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the consolidated statement of earnings. The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, an economic recession and impacts of COVID-19 that include temporary strict price controls. As of September 30, 2020 and June 30, 2020, the net asset position, excluding goodwill, of Clorox Argentina was $44. Of these net assets, cash balances were approximately $15 and $19 as of September 30, 2020 and June 30, 2020, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for the three months ended September 30, 2020 and the fiscal year ended June 30, 2020.

For additional information on the impacts and our response to the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Corporate

Corporate includes certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses.

	Three Months Ended
	9/30/2020	9/30/2019	% Change
Losses before income taxes	$(60)	$(54)	11%

Losses before income taxes increased by $6 in the current period primarily due to higher employee and incentive compensation expenses.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of September 30, 2020. The following table summarizes cash activities:

	Three Months Ended
	9/30/2020	9/30/2019
Net cash provided by operations	$383	$271
Net cash used for investing activities	(151)	(42)
Net cash used for financing activities	(247)	(183)

Operating Activities

Net cash provided by operations was $383 in the current period, compared with $271 in the year-ago period. The increase was primarily driven by the Company’s profitable sales growth, partially offset by higher employee incentive compensation payments in the current period related to fiscal year 2020 performance. These higher sales resulted in larger receivable balances and the need for more inventory, both of which reduced the Company’s operating cash flows, but were largely offset by higher Accounts payable and accrued liabilities balances mainly due to the timing of payments and additional spending in the current period.

Investing Activities

Net cash used for investing activities was $151 in the current period, compared with $42 in the year-ago period. The year-over-year increase was mainly due to the acquisition of an additional interest in the Company's Saudi joint venture.

Financing Activities

Net cash used for financing activities was $247 in the current period, compared with $183 in the year-ago period. The year-over-year increase was mainly due to net cash sourced from short-term borrowings in the prior period.

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

Credit Arrangements

As of September 30, 2020, the Company maintained a $1,200 revolving credit agreement that matures in November 2024 (the Credit Agreement). There were no borrowings under the Credit Agreement as of September 30, 2020 and June 30, 2020, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0 calculated as total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

The following table sets forth the calculation of the Interest Coverage ratio as of September 30, 2020, using Consolidated EBITDA for the trailing four quarters, as contractually defined in the Credit Agreement:

Twelve Months Ended
9/30/2020
Net earnings	$1,153
Add back:
Interest expense	99
Income tax expense	300
Depreciation and amortization	187
Non-cash asset impairment charges	2
Deduct:
Interest income	(3)
Non-recurring, non-cash gain(1)	(85)
Consolidated EBITDA	$1,653
Interest expense	$99
Interest Coverage ratio	16.7
(1) Non-recurring, non-cash gain from the remeasurement of the Company’s previously held investment in its Saudi joint venture (see Notes to Condensed Consolidated Financial Statements).

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of September 30, 2020, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to continue to draw on the Credit Agreement, and currently expects it will continue to have access to borrowings under the Credit Agreement.

As of September 30, 2020, the Company maintained $38 of foreign and other credit lines, of which $2 was outstanding.

Stock Repurchases and Dividend Payments

As of September 30, 2020, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended
	9/30/2020		9/30/2019
	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$—	—
Evergreen Program	100	444	104	663
Total stock repurchases	$100	444	$104	663

Dividends per share declared and total dividends paid were as follows for the periods indicated:

	Three Months Ended
	9/30/2020	9/30/2019
Dividends per share declared	$1.11	$1.06
Total dividends paid	140	133

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

The Company uses the term Consolidated EBITDA because it is a term used in the Credit Agreement. As defined in the Credit Agreement, Consolidated EBITDA represents earnings before interest, taxes, depreciation and amortization, non-cash asset impairment charges and other non-cash, non-recurring gains or losses. Interest Coverage ratio is the ratio of Consolidated EBITDA to interest expense. The Company’s management believes disclosure of Consolidated EBITDA provides useful information to investors because it is used in the primary restrictive covenant in the Credit Agreement. For additional discussion of the Interest Coverage ratio and a reconciliation of Consolidated EBITDA to net earnings, see “Financial Position and Liquidity - Financing Activities - Credit Arrangements” above.

Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of foreign exchange rate changes and any acquisitions and divestitures. Management believes that the presentation of organic sales growth / (decrease) is useful to investors because it excludes sales from any acquisitions and divestitures, which results in a comparison of sales only from the businesses that the Company was operating throughout the relevant periods, and the impact of foreign exchange rate changes, which are out of the control of the Company and management.

The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended September 30, 2020
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	28%	39%	17%	18%	27%
Add: Foreign Exchange	—	—	—	8	1
Add/(Subtract): Divestitures/Acquisitions	—	—	—	(9)	(1)
Organic sales growth / (decrease) (non-GAAP)	28%	39%	17%	17%	27%

Cautionary Statement
This Quarterly Report on Form 10-Q (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements related to the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations, and any such forward-looking statements, whether concerning the COVID-19 pandemic or otherwise, involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings attributable to the Company, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, or could affect the Company’s ability to achieve its strategic goals, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to, the uncertainties relating to the continued impact of COVID-19 on the Company’s business, operations, employees, financial condition and results of operations, as well as:
•intense competition in the Company’s markets;
•the impact of the changing retail environment, including the growth of alternative retail channels and business models, and changing consumer preferences;
•the impact of COVID-19 on the availability of, and efficiency of the supply, manufacturing and distribution systems for, the Company’s products, including any significant disruption to such systems;
•long-term changes in consumer preference or demand for the Company’s products as a result of any shortages or lack of availability of any products in the near-term;
•risks related to supply chain issues and product shortages as a result of reliance on a limited base of suppliers and the significant increase in demand for disinfecting and other products due to the COVID-19 pandemic;
•dependence on key customers and risks related to customer consolidation and ordering patterns;
•risks related to the Company’s use of and reliance on information technology systems, including potential security breaches, cyber-attacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, or service interruptions, especially at a time when a large number of the Company’s employees are working remotely and accessing its technology infrastructure remotely;
•risks relating to acquisitions, including the recent acquisition of the majority interest in the Company’s Saudi joint venture, new ventures and divestitures, and associated costs, including for asset impairment charges related to, among others, intangible assets and goodwill; and the ability to complete announced transactions and, if completed, integration costs and potential contingent liabilities related to those transactions;
•unfavorable worldwide, regional and local economic and financial market conditions, including as a result of fear of exposure to or actual impacts of a widespread disease outbreak, such as COVID-19;
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
•risks related to international operations and international trade, including foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls, including periodic changes in such controls; changes in U.S. immigration or trade policies, including the imposition of new or additional tariffs; labor claims and labor unrest; inflationary pressures, particularly in Argentina; impact of the United Kingdom’s exit from, and the related on-going negotiations with, the European Union; government-imposed price controls or other regulations; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies, such as COVID-19; and the possibility of nationalization, expropriation of assets or other government action;

•the facilities of the Company and its suppliers being subject to disruption by events beyond the Company’s control, including work stoppages, cyber-attacks, natural disasters, disease outbreaks or pandemics, such as COVID-19, and terrorism;
•the ability of the Company to innovate and to develop and introduce commercially successful products, or expand into adjacent categories and countries;
•the impact of product liability claims, labor claims and other legal, governmental or tax proceedings, including in foreign jurisdictions and in connection with any product recalls;
•the ability of the Company to implement and generate cost savings and efficiencies;
•the success of the Company’s business strategies;
•risks related to additional increases in the estimated fair value of The Procter & Gamble Company’s interest in the Glad business;
•the accuracy of the Company’s estimates and assumptions on which its financial projections, including any sales or earnings guidance or outlook it may provide from time to time, are based;
•the Company’s ability to attract and retain key personnel;
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
•the Company’s ability to effectively utilize, assert and defend its intellectual property rights;
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
•uncertainties relating to tax positions, tax disputes and any changes in tax rates and regulations on the Company;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2020. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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
No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and the information in “Cautionary Statement” included in this Report.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2021.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2020	—	$—	—	$1,493 million
August 1 to 31, 2020	443,848	225.30	443,848	$1,493 million
September 1 to 30, 2020	—	—	—	$1,493 million
Total	443,848	$225.30	443,848
____________________

(1)All of the shares purchased in August 2020 were acquired pursuant to the Company’s 2018 Evergreen Program.
(2)Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1	The Clorox Company 2005 Stock Incentive Plan, First Amendment and Restatement as of November 14, 2012; Second Amendment and Restatement as of September 22, 2020.
10.2	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant).
10.3	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Off-Cycle Grant).
10.4	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2020.
10.5	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 2, 2020	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller