Form 10-Q
period 2020-12-31
CLOROX CO /DE/
filed 2021-02-04
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020.
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

As of January 21, 2021, there were 125,791,273 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Net sales	$1,842	$1,449	$3,758	$2,955
Cost of products sold	1,005	810	2,001	1,653
Gross profit	837	639	1,757	1,302
Selling and administrative expenses	269	210	507	421
Advertising costs	187	140	366	277
Research and development costs	40	34	72	64
Interest expense	24	25	49	50
Other (income) expense, net	(15)	(5)	(95)	(3)
Earnings before income taxes	332	235	858	493
Income taxes	71	50	180	105
Net earnings	261	185	678	388
Less: Net earnings attributable to noncontrolling interests	2	—	4	—
Net earnings attributable to Clorox	$259	$185	$674	$388
Net earnings per share attributable to Clorox
Basic net earnings per share	$2.06	$1.48	$5.34	$3.09
Diluted net earnings per share	$2.03	$1.46	$5.25	$3.05
Weighted average shares outstanding (in thousands)
Basic	126,216	125,440	126,281	125,632
Diluted	128,135	126,879	128,457	127,198

Comprehensive income	$309	$199	$743	$389
Less: Total comprehensive income attributable to noncontrolling interests	2	—	4	—
Total comprehensive income attributable to Clorox	$307	$199	$739	$389

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	12/31/2020	6/30/2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$732	$871
Receivables, net	616	648
Inventories, net	609	454
Prepaid expenses and other current assets	146	47
Total current assets	2,103	2,020
Property, plant and equipment, net of accumulated depreciation and amortization of $2,319 and $2,224, respectively	1,221	1,103
Operating lease right-of-use assets	322	291
Goodwill	1,803	1,577
Trademarks, net	788	785
Other intangible assets, net	261	109
Other assets	357	328
Total assets	$6,855	$6,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$300	$—
Current operating lease liabilities	61	64
Accounts payable and accrued liabilities	1,377	1,329
Income taxes payable	—	25
Total current liabilities	1,738	1,418
Long-term debt	2,483	2,780
Long-term operating lease liabilities	313	278
Other liabilities	813	767
Deferred income taxes	128	62
Total liabilities	5,475	5,305
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 and 158,741,461 shares issued as of December 31, 2020 and June 30, 2020, respectively; and 125,724,327 and 126,198,606 shares outstanding as of December 31, 2020 and June 30, 2020, respectively	131	159
Additional paid-in capital	1,176	1,137
Retained earnings	1,302	3,567
Treasury shares, at cost: 5,017,134 and 32,542,855 shares as of December 31, 2020 and June 30, 2020, respectively	(850)	(3,315)
Accumulated other comprehensive net (loss) income	(575)	(640)
Total Clorox stockholders’ equity	1,184	908
Noncontrolling interests	196	—
Total stockholders’ equity	1,380	908
Total liabilities and stockholders’ equity	$6,855	$6,213
See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2020	12/31/2019
Operating activities:
Net earnings	$678	$388
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	104	88
Stock-based compensation	35	19
Deferred income taxes	41	12
Other	(65)	21
Changes in:
Receivables, net	72	86
Inventories, net	(140)	(3)
Prepaid expenses and other current assets	(17)	(9)
Accounts payable and accrued liabilities	23	(80)
Operating lease right-of-use assets and liabilities, net	—	7
Income taxes payable / prepaid	(102)	(31)
Net cash provided by operations	629	498
Investing activities:
Capital expenditures	(151)	(111)
Businesses acquired, net of cash acquired	(85)	—
Other	(22)	13
Net cash used for investing activities	(258)	(98)
Financing activities:
Notes and loans payable, net	—	106
Treasury stock purchased	(300)	(195)
Cash dividends paid to Clorox stockholders	(280)	(266)
Cash dividends paid to noncontrolling interests	(18)	—
Issuance of common stock for employee stock plans and other	74	17
Net cash used for financing activities	(524)	(338)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(142)	61
Cash, cash equivalents, and restricted cash:
Beginning of period	879	113
End of period	$737	$174

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2020 and 2019, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The Company adopted this guidance as of July 1, 2020 on a prospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements, as the Company had no goodwill impairments to date during fiscal year 2021. The future impact of this new standard will depend on the specific facts and circumstances of future impairments that may occur, if any.

NOTE 2. BUSINESS ACQUIRED

Saudi Joint Venture Acquisition

On July 9, 2020, the Company increased its investment in each of the two entities comprising its joint venture in the Kingdom of Saudi Arabia (Saudi joint venture). The joint venture offers customers in the Gulf region a range of cleaning and disinfecting products. The Company had previously accounted for its 30 percent investment of $27 as of June 30, 2020, under the equity method of accounting. Subsequent to the closing of this transaction, the Company’s total ownership interest in each of the entities increased to 51 percent. The Company has consolidated this joint venture into the Company’s consolidated financial statements from the date of acquisition and reflects operations within the International reportable segment. The equity and income attributable to the other joint venture owners is recorded and presented as noncontrolling interests.

The total purchase consideration of $111 consisted of $100 cash paid, which was sourced from operations, and $11 from the net effective settlement of preexisting arrangements between the Company and the joint venture. The assets and liabilities of the joint venture were recorded at their respective estimated fair value as of the acquisition date using generally accepted accounting principles for business combinations. The excess of the purchase price over the fair value of the net identifiable assets acquired has been allocated to goodwill in the International reportable segment in the amount of $208. The goodwill is primarily attributable to the synergies expected to arise after the acquisition and reflects the value of further growth anticipated in the Gulf region. None of the goodwill is deductible for tax purposes.

As a result of this transaction, the carrying value of the Company’s previously held equity investment was remeasured to fair value, and resulted in an $85 non-recurring, non-cash gain recorded in Other (income) expense, net in the condensed consolidated statement of earnings and adjusted in Other operating activities in the condensed consolidated statement of cash flows for the first quarter of fiscal year 2021. The fair values of the noncontrolling interests and previously held equity interest were determined using a discounted cash flow (DCF) method under the income approach. Under this approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the entities’ relative risk.

The purchase price allocation was finalized during the second quarter of fiscal year 2021. The following table summarizes the final purchase price allocation for the fair value of the joint venture’s assets acquired and liabilities assumed and the related deferred income taxes as of the acquisition date. The fair value of the assets acquired and liabilities assumed reflects the final insignificant measurement period adjustments related to goodwill, deferred income taxes and income taxes payable. The definite-lived intangibles acquired primarily represent the Company reacquiring previously licensed trademarks and customer relationships. The weighted-average estimated useful life of intangible assets subject to amortization is 9 years.

Joint Venture
Goodwill	$208
Reacquired rights (included in Other intangible assets, net)	138
Property, plant and equipment	46
Customer relationships (included in Other intangible assets, net)	10
Working capital, net (includes cash acquired of $26)	34
Noncurrent liabilities, net	(5)
Deferred income taxes	(19)
Total fair value of net assets	412
Less: Fair value of noncontrolling interests	(198)
Less: Fair value of previously held equity interest	(103)
Total purchase consideration	$111

Included in the Company’s results for the three and six months ended December 31, 2020 was $23 and $46, respectively, of net sales from the joint venture. Pro forma results reflecting this transaction were not presented because it is not significant to the Company’s consolidated financial results.

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	12/31/2020	6/30/2020
Finished goods	$453	$340
Raw materials and packaging	178	140
Work in process	10	7
LIFO allowances	(32)	(33)
Total	$609	$454

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

As of December 31, 2020, the notional amount of commodity derivatives was $21, of which $11 related to soybean oil futures used for the Food products business and $10 related to jet fuel swaps used for the Grilling business. As of June 30, 2020, the notional amount of commodity derivatives was $27, of which $14 related to soybean oil futures and $13 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $57 and $70, respectively, as of December 31, 2020 and June 30, 2020.

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

The notional amounts of outstanding interest rate contracts used by the Company were $300 and $225, respectively, as of December 31, 2020 and June 30, 2020. These contracts represent forward starting interest rate swap contracts with a maturity date of September 2022 to manage the exposure to interest rate volatility associated with future interest payments on a forecasted debt issuance.

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

The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Commodity purchase derivative contracts	$6	$3	$7	$3
Foreign exchange derivative contracts	(2)	(1)	(3)	—
Interest rate derivative contracts	7	—	10	—
Total	$11	$2	$14	$3

	Location of Gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended		Six Months Ended
		12/31/2020	12/31/2019	12/31/2020	12/31/2019
Commodity purchase derivative contracts	Cost of products sold	$(1)	$(1)	$(2)	$(1)
Foreign exchange derivative contracts	Cost of products sold	—	—	—	—
Interest rate derivative contracts	Interest expense	(1)	(1)	(3)	(3)
Total		$(2)	$(2)	$(5)	$(4)

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of December 31, 2020, that is expected to be reclassified into Net earnings within the next twelve months is $(6).

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually-defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of December 31, 2020 and June 30, 2020, $2 and $3, respectively, contained such terms. As of December 31, 2020 and June 30, 2020, neither the Company nor any counterparty was required to post any collateral, as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2020 and June 30, 2020, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of December 31, 2020 and June 30, 2020, the Company maintained cash margin balances related to exchange-traded futures contracts of $3 and $2, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

As of December 31, 2020 and June 30, 2020, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			12/31/2020		6/30/2020
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Other current assets	1	$2	$2	$—	$—
Commodity purchase swaps contracts	Other current assets	2	1	1	—	—
Commodity purchase swaps contracts	Other assets	2	1	1	—	—
Interest rate forward contracts	Other assets	2	11	11	1	1
			$15	$15	$1	$1
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	$—	$—	$1	$1
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	1	1	3	3
Foreign exchange forward contract	Accounts payable and accrued liabilities	2	3	3	1	1
			$4	$4	$5	$5

The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			12/31/2020		6/30/2020
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments, including money market funds	Cash and cash equivalents (a)	1	$306	$306	$584	$584
Time deposits	Cash and cash equivalents (a)	2	285	285	165	165
Trust assets for nonqualified deferred compensation plans	Other assets	1	128	128	100	100
			$719	$719	$849	$849
Liabilities
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (b)	2	2,783	3,050	2,780	3,051
			$2,783	$3,050	$2,780	$3,051

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

NOTE 5. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 21.2% and 20.9% for the three and six months ended December 31, 2020, respectively, and 21.0% and 21.3% for the three and six months ended December 31, 2019, respectively. In comparison to the prior six month period, the decrease in the effective tax rate was primarily due to higher excess tax benefits and the non-taxability of a portion of the remeasurement gain recognized on the Company’s previously held investment in the Saudi joint venture, partially offset by a reduced benefit from releases of uncertain tax positions.

NOTE 6. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Basic	126,216	125,440	126,281	125,632
Dilutive effect of stock options and other	1,919	1,439	2,176	1,566
Diluted	128,135	126,879	128,457	127,198

Antidilutive stock options and other	437	1,792	437	1,035

Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 7. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Net earnings	$261	$185	$678	$388
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	37	9	47	(7)
Net unrealized gains (losses) on derivatives	10	4	15	6
Pension and postretirement benefit adjustments	1	1	3	2
Total other comprehensive (loss) income, net of tax	48	14	65	1
Comprehensive income	309	199	743	389
Less: Total comprehensive income attributable to noncontrolling interests	2	—	4	—
Total comprehensive income attributable to Clorox	$307	$199	$739	$389

NOTE 8. STOCKHOLDERS’ EQUITY

Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended December 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of September 30, 2019	$159	158,741	$1,043	$3,241	$(3,278)	(33,246)	$(615)	$—	$550
Net earnings				185					185
Other comprehensive (loss) income							14		14
Dividends to Clorox stockholders ($1.06 per share declared)				(133)					(133)
Stock-based compensation			13						13
Other employee stock plan activities			6	(1)	6	106			11
Treasury stock purchased					(85)	(577)			(85)
Balance as of December 31, 2019	$159	158,741	$1,062	$3,292	$(3,357)	(33,717)	$(601)	$—	$555

Balance as of September 30, 2020	$159	158,741	$1,146	$3,840	$(3,407)	(32,704)	$(623)	$196	$1,311
Net earnings				259				2	261
Other comprehensive (loss) income							48		48
Dividends to Clorox stockholders ($1.11 per share declared)				(141)					(141)
Dividends to non-controlling interests								(2)	(2)
Stock-based compensation			22						22
Other employee stock plan activities			8	(16)	89	667			81
Treasury stock purchased					(200)	(980)			(200)
Treasury stock retirement	(28)	(28,000)		(2,640)	2,668	28,000			—
Balance as of December 31, 2020	$131	130,741	$1,176	$1,302	$(850)	(5,017)	$(575)	$196	$1,380

NOTE 8. STOCKHOLDERS’ EQUITY (Continued)

	Six Months Ended December 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2019	$159	158,741	$1,046	$3,150	$(3,194)	(33,055)	$(602)	$—	$559
Cumulative effect of accounting changes, net of tax (1)				22					22
Net earnings				388					388
Other comprehensive (loss) income							1		1
Dividends to Clorox stockholders ($2.12 per share declared)				(267)					(267)
Stock-based compensation			19						19
Other employee stock plan activities			(3)	(1)	26	578			22
Treasury stock purchased					(189)	(1,240)			(189)
Balance as of December 31, 2019	$159	158,741	$1,062	$3,292	$(3,357)	(33,717)	$(601)	$—	$555

Balance as of June 30, 2020	$159	158,741	$1,137	$3,567	$(3,315)	(32,543)	$(640)	$—	$908
Net earnings				674				4	678
Other comprehensive (loss) income							65		65
Dividends to Clorox stockholders ($2.22 per share declared)				(282)					(282)
Dividends to noncontrolling interests								(6)	(6)
Business combinations including purchase accounting adjustments								198	198
Stock-based compensation			35						35
Other employee stock plan activities			4	(17)	97	950			84
Treasury stock purchased					(300)	(1,424)			(300)
Treasury stock retirement	(28)	(28,000)		(2,640)	2,668	28,000			—
Balance as of December 31, 2020	$131	130,741	$1,176	$1,302	$(850)	(5,017)	$(575)	$196	$1,380
(1) As a result of adopting ASU No. 2016-02, “Leases (Topic 842),” on July 1, 2019, the Company recorded a cumulative effect of initially applying the new guidance as an adjustment to the fiscal year 2020 opening balance of Retained earnings.
On November 18, 2020 the Company retired 28 million shares of its treasury stock. These shares are now authorized but unissued. There was no effect on the Company’s overall equity position as a result of the retirement.

The Company has two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	12/31/2020		12/31/2019		12/31/2020		12/31/2019
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$85	577	$—	—	$85	577
Evergreen Program	200	980	—	—	300	1,424	104	663
Total stock repurchases	$200	980	$85	577	$300	1,424	$189	1,240

NOTE 8. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three Months Ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of September 30, 2019	$(430)	$(21)	$(164)	$(615)
Other comprehensive (loss) income before reclassifications	9	2	—	11
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	1	3
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive (loss) income	9	4	1	14
Balance as of December 31, 2019	$(421)	$(17)	$(163)	$(601)

Balance as of September 30, 2020	$(440)	$(13)	$(170)	$(623)
Other comprehensive (loss) income before reclassifications	36	11	—	47
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	2	4
Income tax benefit (expense), and other	1	(3)	(1)	(3)
Net current period other comprehensive (loss) income	37	10	1	48
Balance as of December 31, 2020	$(403)	$(3)	$(169)	$(575)

	Six Months Ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2019	$(414)	$(23)	$(165)	$(602)
Other comprehensive (loss) income before reclassifications	(6)	3	—	(3)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	4	3	7
Income tax benefit (expense)	(1)	(1)	(1)	(3)
Net current period other comprehensive (loss) income	(7)	6	2	1
Balance as of December 31, 2019	$(421)	$(17)	$(163)	$(601)

Balance as of June 30, 2020	$(450)	$(18)	$(172)	$(640)
Other comprehensive (loss) income before reclassifications	45	14	—	59
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	5	4	9
Income tax benefit (expense), and other	2	(4)	(1)	(3)
Net current period other comprehensive (loss) income	47	15	3	65
Balance as of December 31, 2020	$(403)	$(3)	$(169)	$(575)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 9. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Service cost	$—	$—	$—	$—
Interest cost	3	5	7	10
Expected return on plan assets (1)	(3)	(5)	(7)	(9)
Amortization of unrecognized items	2	2	5	4
Total	$2	$2	$5	$5
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2021 net periodic benefit cost is 3.1%.
The net periodic benefit cost for the Company’s retirement health care plans was $(1) for both the three months and six months ended December 31, 2020 and 2019.
During the three months ended December 31, 2020 and 2019, the Company made $2 in contributions to its domestic retirement income plans. During the six months ended December 31, 2020 and 2019, the Company made $4 in contributions to its domestic retirement income plans.
Net periodic benefit costs are reflected in Other (income) expense, net.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of December 31, 2020 and June 30, 2020, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of December 31, 2020 and June 30, 2020, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability, as of December 31, 2020 and June 30, 2020. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of December 31, 2020 and June 30, 2020.
As of December 31, 2020, the Company was party to a letter of credit of $11, related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Health and Wellness	$817	$575	$1,630	$1,208
Household	411	342	911	703
Lifestyle	317	291	635	562
International	297	241	582	482
Corporate	—	—	—	—
Total	$1,842	$1,449	$3,758	$2,955

	Earnings (losses) before income taxes
	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Health and Wellness	$247	$134	$498	$304
Household	60	44	169	76
Lifestyle	89	91	191	162
International	30	31	154	70
Corporate	(94)	(65)	(154)	(119)
Total	$332	$235	$858	$493

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 23% and 24% for the three and six months ended December 31, 2020, respectively, and 25% and 26% for the three and six months ended December 31, 2019, respectively.

NOTE 11. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales for the Company’s SBUs and for the periods indicated:

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Cleaning	33%	28%	31%	30%
Professional Products	8%	6%	8%	6%
Vitamins, Minerals and Supplements	4%	5%	4%	5%
Health and Wellness	45%	39%	43%	41%
Bags and Wraps	11%	13%	11%	12%
Cat Litter	7%	8%	7%	8%
Grilling	4%	3%	7%	4%
Household	22%	24%	25%	24%
Food Products	9%	10%	9%	9%
Natural Personal Care	4%	7%	4%	6%
Water Filtration	4%	3%	4%	4%
Lifestyle	17%	20%	17%	19%
International	16%	17%	15%	16%
Total	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the Securities and Exchange Commission (SEC) on August 13, 2020, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and six month periods ended December 31, 2020 (the current period) to the three and six month periods ended December 31, 2019 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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
For our fiscal second quarter ended December 31, 2020, we continued to experience increased demand for many of our products, especially our disinfecting cleaning products, in response to COVID-19. The extent of COVID-19’s effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
For additional information on the impacts and our response to the coronavirus pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended			Six Months Ended
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019	% Change
Net sales	$1,842	$1,449	27%	$3,758	$2,955	27%

	Three Months Ended December 31, 2020
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	42%	36%	—%	—%	6%	42%	36%
Household	20	18	—	—	2	20	18
Lifestyle	9	8	—	—	1	9	8
International	23	22	9	(4)	3	18	15
Total	27%	24%	1%	—%	3%	26%	23%

	Six Months Ended December 31, 2020
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	35%	31%	—%	—%	4%	35%	31%
Household	30	21	—	—	9	30	21
Lifestyle	13	12	—	—	1	13	12
International	21	19	9	(6)	6	18	12
Total	27%	24%	1%	(1)%	4%	27%	23%

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
(3) Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the three months ended December 31, 2020, the volume impact of acquisitions was 7% and 1% for International and Total Company, respectively. In the six months ended December 31, 2020, the volume impact of acquisitions was 7% and 1% for International and Total Company, respectively.

Net sales in the current three month period increased by 27%, reflecting higher shipments across all reportable segments driven by increased demand due to COVID-19 and related behavioral shifts, including people spending more time at home. Volume increased by 24% versus the prior period. The variance between volume growth and net sales growth was primarily due to the impact of lower trade promotion spending and favorable mix.

Net sales in the current six month period increased by 27%, reflecting higher shipments across all reportable segments driven by increased demand due to COVID-19 and related behavioral shifts, including people spending more time at home. Volume increased by 24% versus the prior period. The variance between volume growth and net sales growth was primarily due to the impact of favorable mix, partially offset by unfavorable foreign currency exchange rates.

	Three Months Ended			Six Months Ended
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019	% Change
Gross profit	$837	$639	31%	$1,757	$1,302	35%
Gross margin	45.4%	44.1%		46.8%	44.1%

Gross margin, defined as gross profit as a percentage of net sales, increased by 130 basis points in the current three month period from 44.1% to 45.4%. The increase was primarily driven by higher volume, cost savings and lower trade promotion spending, partially offset by higher manufacturing and logistics costs.

Gross margin increased by 270 basis points in the current six month period from 44.1% to 46.8%. The increase was primarily driven by higher volume, cost savings and favorable mix, partially offset by higher manufacturing and logistics costs.

	Three Months Ended
				% of Net Sales
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019
Selling and administrative expenses	$269	$210	28%	14.6%	14.5%
Advertising costs	187	140	34	10.2	9.7
Research and development costs	40	34	18	2.2	2.3

	Six Months Ended
				% of Net Sales
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019
Selling and administrative expenses	$507	$421	20%	13.5%	14.2%
Advertising costs	366	277	32	9.7	9.4
Research and development costs	72	64	13	1.9	2.2

Selling and administrative expenses, as a percentage of net sales, increased by 10 basis points and decreased by 70 basis points in the current three and six month periods, respectively. The dollar increase in selling and administrative expenses was primarily due to higher incentive compensation expenses, consistent with the Company’s performance-based compensation philosophy, as well as increased investments in several growth opportunities.

Advertising costs, as a percentage of net sales, increased by 50 basis points and 30 basis points in the current three and six month periods, respectively. The increase in advertising expenses reflected the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales was approximately 11% in the current and prior three month periods.

Research and development costs, as a percentage of net sales, decreased by 10 basis points and 30 basis points in the current three and six month periods, respectively; however, were essentially flat in terms of dollars. The Company continues to invest behind product innovation and cost savings.

Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Interest expense	$24	$25	$49	$50
Other (income) expense, net	(15)	(5)	(95)	(3)
Effective tax rate on earnings	21.2%	21.0%	20.9%	21.3%

Other (income) expense, net was ($15) and ($5) in the current and prior three month periods, respectively, and ($95) and ($3) in the current and prior six month periods, respectively. The variance between the current and prior three month periods was not significant. The variance between the current and prior six month periods was primarily due to the one-time, non-cash remeasurement gain recognized in the current period from the Company’s previously held equity interest in its joint venture in the Kingdom of Saudi Arabia (Saudi joint venture) in the first quarter of fiscal year 2021 (see Notes to Condensed Consolidated Financial Statements).

The effective tax rate on earnings was 21.2% and 20.9% in the current three and six month periods, respectively, and 21.0% and 21.3% for the prior three and six month periods, respectively. In comparison to the prior six month period, the lower effective tax rate was primarily due to higher excess tax benefits and the non-taxability of a portion of the remeasurement gain recognized on the Company’s previously held investment in the Saudi joint venture, partially offset by a reduced benefit from releases of uncertain tax positions.

Diluted net earnings per share

	Three Months Ended			Six Months Ended
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019	% Change
Diluted net earnings per share	$2.03	$1.46	39%	$5.25	$3.05	72%

Diluted net earnings per share (EPS) increased by $0.57, or 39%, in the current three month period, primarily due to net sales growth, gross margin expansion, partially offset by higher selling and administrative expenses and advertising investments.

Diluted net earnings per share increased by $2.20, or 72%, in the current six month period, primarily due to net sales growth, gross margin expansion, the remeasurement gain recognized on the previously held equity interest in the Saudi joint venture, partially offset by higher selling and administrative expenses and advertising investments.

SEGMENT RESULTS

The following presents the results of operations from the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Health and Wellness

	Three Months Ended			Six Months Ended
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019	% Change
Net sales	$817	$575	42%	$1,630	$1,208	35%
Earnings before income taxes	247	134	84	498	304	64

Volume, net sales and earnings before income taxes increased by 36%, 42% and 84%, respectively, during the current three month period. The volume and sales growth were primarily fueled by an increase in demand for cleaning and disinfecting products across the Cleaning and Professional Products portfolios due to greater demand inside and outside the home. The variance between volume and net sales was primarily due to favorable mix and lower trade promotion spending. The increase in earnings before income taxes was primarily due to net sales growth, partially offset by higher manufacturing and logistics costs and higher advertising investments.

Volume, net sales and earnings before income taxes increased by 31%, 35% and 64%, respectively, during the current six month period. The volume and sales growth reflected higher shipments in all strategic business units primarily fueled by an increase in demand for cleaning and disinfecting products across the Cleaning and Professional Products portfolios due to greater demand inside and outside the home. The variance between volume and net sales was primarily due to favorable mix. The increase in earnings before income taxes was primarily due to net sales growth, partially offset by higher manufacturing and logistics costs and higher advertising investments.

Household

	Three Months Ended			Six Months Ended
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019	% Change
Net sales	$411	$342	20%	$911	$703	30%
Earnings before income taxes	60	44	36	169	76	122

Volume, net sales and earnings before income taxes increased by 18%, 20% and 36%, respectively, during the current three month period. The volume growth reflected higher shipments across all strategic business units from higher consumer demand. The variance between volume and net sales was primarily due to lower trade promotion spending. The increase in earnings before income taxes was mainly due to net sales growth, partially offset by higher manufacturing and logistics costs and higher advertising investments.

Volume, net sales and earnings before income taxes increased by 21%, 30% and 122%, respectively, during the current six month period. The volume growth reflected higher shipments across all strategic business units, mainly in Grilling and Litter primarily driven by inventory replenishment at key retailers to meet strong consumer demand and Bags and Wraps, which also benefited from higher consumer demand. The variance between volume and net sales was primarily due to favorable mix and lower trade promotion spending. The increase in earnings before income taxes was mainly due to net sales growth, partially offset by higher manufacturing and logistics costs and higher advertising investments.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019	% Change
Net sales	$317	$291	9%	$635	$562	13%
Earnings before income taxes	89	91	(2)	191	162	18

Volume and net sales increased by 8% and 9%, respectively, and earnings before income taxes decreased by 2% during the current three month period. Both volume growth and net sales growth were primarily driven by higher shipments of Food and Brita water filtration products mainly due to greater demand by consumers and strategic brand investments. The Natural Personal Care business declined as the brand continued to adapt to new consumer shopping and usage habits. The decrease in earnings before income taxes was primarily due to higher manufacturing and logistics costs and higher advertising investments, partially offset by net sales growth.

Volume, net sales and earnings before income taxes increased by 12%, 13% and 18%, respectively, during the current six month period. Both volume growth and net sales growth were primarily driven by higher shipments of Food and Brita water filtration products mainly due to greater demand by consumers and strategic brand investments. The Natural Personal Care business declined as the brand continued to adapt to new consumer shopping and usage habits. The increase in earnings before income taxes was primarily due to net sales growth, partially offset by higher manufacturing and logistics costs.

International

	Three Months Ended			Six Months Ended
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019	% Change
Net sales	$297	$241	23%	$582	$482	21%
Earnings before income taxes	30	31	(3)	154	70	120

Volume and net sales increased by 22% and 23%, respectively, and earnings before income taxes decreased by 3% during the current three month period. The volume increase was primarily driven by higher shipments from ongoing demand for disinfecting and other household products in every geographic region, as well as the impact of the Saudi joint venture acquisition. The variance between volume and net sales was mainly due to favorable mix and the benefit of price increases implemented to offset inflation, partially offset by the impact of unfavorable foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to higher advertising investments, unfavorable foreign currency exchange rates, and higher manufacturing and logistics costs, partially offset by net sales growth.

Volume, net sales and earnings before income taxes increased by 19%, 21% and 120% respectively, during the current six month period. The volume increase was primarily driven by higher shipments from ongoing demand for disinfecting and other household products in every geographic region, as well as the impact of the Saudi joint venture acquisition. The variance between volume and net sales was mainly due to favorable mix and the benefit of price increases implemented to offset inflation, partially offset by the impact of unfavorable foreign currency exchange rates. The increase in earnings before income taxes was primarily due to the remeasurement gain recognized on the previously held equity interest in the Saudi joint venture.

Argentina

Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the consolidated statement of earnings. The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, an economic recession and impacts of COVID-19 that include temporary strict price controls. As of December 31, 2020 and June 30, 2020, the net asset position, excluding goodwill, of Clorox Argentina was $43 and $44, respectively. Of these net assets, cash balances were approximately $9 and $19 as of December 31, 2020 and June 30, 2020, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for the six months ended December 31, 2020 and the fiscal year ended June 30, 2020.

For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Corporate

Corporate includes certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses.

	Three Months Ended			Six Months Ended
	12/31/2020	12/31/2019	% Change	12/31/2020	12/31/2019	% Change
Losses before income taxes	$(94)	$(65)	45%	$(154)	$(119)	29%

Losses before income taxes increased by $29 in the current three month period and $35 in the current six month period primarily due to higher employee and incentive compensation expenses.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of December 31, 2020. The following table summarizes cash activities:

	Six Months Ended
	12/31/2020	12/31/2019
Net cash provided by operations	$629	$498
Net cash used for investing activities	(258)	(98)
Net cash used for financing activities	(524)	(338)

Operating Activities

Net cash provided by operations was $629 in the current six month period, compared with $498 in the prior six month period. The increase was primarily driven by the Company’s profitable sales growth, partially offset by higher tax payments and higher employee incentive compensation payments made in the current six month period versus the prior period. The year-over-year increase was also driven by a reduction in net working capital (higher Accounts payable and accrued liabilities partially offset by higher inventories, both primarily to meet increased customer demand).

Investing Activities

Net cash used for investing activities was $258 in the current six month period, compared with $98 in the prior six month period. The year-over-year increase was mainly due to the acquisition of additional interest in the Company’s Saudi joint venture and higher capital spending to increase capacity in the current six month period.

Financing Activities

Net cash used for financing activities was $524 in the current six month period, compared with $338 in the prior six month period. The year-over-year increase was mainly due to higher treasury stock repurchases in the current six month period and net cash sourced from short-term borrowings in the prior period.

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

Credit Arrangements

As of December 31, 2020, the Company maintained a $1,200 revolving credit agreement that matures in November 2024 (the Credit Agreement). There were no borrowings under the Credit Agreement as of December 31, 2020 and June 30, 2020, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and non-cash asset impairment charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

The following table sets forth the calculation of the Interest Coverage ratio as of December 31, 2020, using Consolidated EBITDA for the trailing four quarters, as contractually defined in the Credit Agreement:

Twelve Months Ended
12/31/2020
Net earnings	$1,229
Add back:
Interest expense	98
Income tax expense	321
Depreciation and amortization	196
Non-cash asset impairment charges	2
Deduct:
Interest income	(3)
Non-recurring, non-cash gain(1)	(85)
Consolidated EBITDA	$1,758
Interest expense	$98
Interest Coverage ratio	17.9
(1) Non-recurring, non-cash gain from the remeasurement of the Company’s previously held investment in its Saudi joint venture (see Notes to Condensed Consolidated Financial Statements).

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2020, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to continue to draw on the Credit Agreement, and currently expects it will continue to have access to borrowings under the Credit Agreement.

As of December 31, 2020, the Company maintained $35 of foreign and other credit lines, of which $2 was outstanding.

Stock Repurchases and Dividend Payments

As of December 31, 2020, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Six Months Ended
	12/31/2020		12/31/2019		12/31/2020		12/31/2019
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$—	—	$85	577	$—	—	$85	577
Evergreen Program	200	980	—	—	300	1,424	104	663
Total stock repurchases	$200	980	$85	577	$300	1,424	$189	1,240

Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Dividends per share declared	$1.11	$1.06	$2.22	$2.12
Total dividends paid	140	133	280	266

CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures that are included in this MD&A and the reasons management believes they are useful to investors are described below. These measures should be considered supplemental in nature and are not intended to be a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these measures may not be the same as similarly named measures presented by other companies.

The Company uses the term Consolidated EBITDA because it is a term used in the Credit Agreement. As defined in the Credit Agreement, Consolidated EBITDA represents earnings before interest, taxes, depreciation and amortization, non-cash asset impairment charges and other non-cash, non-recurring gains or losses. Interest Coverage ratio is the ratio of Consolidated EBITDA to interest expense. The Company’s management believes disclosure of Consolidated EBITDA provides useful information to investors because it is used in determining compliance with the primary restrictive covenant in the Credit Agreement. For additional discussion of the Interest Coverage ratio and a reconciliation of Consolidated EBITDA to net earnings, see “Financial Position and Liquidity - Financing Activities - Credit Arrangements” above.

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

The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended December 31, 2020
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	42%	20%	9%	23%	27%
Add: Foreign Exchange	—	—	—	4	—
Add/(Subtract): Divestitures/Acquisitions	—	—	—	(9)	(1)
Organic sales growth / (decrease) (non-GAAP)	42%	20%	9%	18%	26%

	Six Months Ended December 31, 2020
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	35%	30%	13%	21%	27%
Add: Foreign Exchange	—	—	—	6	1
Add/(Subtract): Divestitures/Acquisitions	—	—	—	(9)	(1)
Organic sales growth / (decrease) (non-GAAP)	35%	30%	13%	18%	27%

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
No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2021.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2020	—	$—	—	$1,493 million
November 1 to 30, 2020	750,000	204.99	750,000	$1,493 million
December 1 to 31, 2020	229,999	201.11	229,999	$1,493 million
Total	979,999	$204.08	979,999
____________________

(1)All of the shares purchased in November and December 2020 were acquired pursuant to the Company’s 2018 Evergreen Program.
(2)Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1
Acknowledgement Letter to the Amended and Restated Joint Venture Agreement, dated as of October 7, 2020, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.

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

THE CLOROX COMPANY
(Registrant)

DATE: February 4, 2021	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller