Form 10-Q
period 2021-03-31
CLOROX CO /DE/
filed 2021-04-30
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
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

As of April 16, 2021, there were 124,372,035 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Net sales	$1,781	$1,783	$5,539	$4,738
Cost of products sold	1,007	951	3,008	2,604
Gross profit	774	832	2,531	2,134
Selling and administrative expenses	237	269	744	690
Advertising costs	200	184	566	461
Research and development costs	32	39	104	103
Goodwill, trademark and other asset impairments	329	—	329	—
Interest expense	25	24	74	74
Other (income) expense, net	10	19	(85)	16
Earnings (losses) before income taxes	(59)	297	799	790
Income taxes	—	56	180	161
Net earnings (losses)	(59)	241	619	629
Less: Net earnings attributable to noncontrolling interests	2	—	6	—
Net earnings (losses) attributable to Clorox	$(61)	$241	$613	$629
Net earnings (losses) per share attributable to Clorox
Basic net earnings (losses) per share	$(0.49)	$1.92	$4.86	$5.01
Diluted net earnings (losses) per share	$(0.49)	$1.89	$4.78	$4.94
Weighted average shares outstanding (in thousands)
Basic	125,610	125,661	126,057	125,641
Diluted	125,610	127,328	128,030	127,236

Comprehensive income (loss)	$(37)	$186	$706	$575
Less: Total comprehensive income attributable to noncontrolling interests	2	—	6	—
Total comprehensive income (loss) attributable to Clorox	$(39)	$186	$700	$575

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	3/31/2021	6/30/2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$492	$871
Receivables, net	643	648
Inventories, net	688	454
Prepaid expenses and other current assets	139	47
Total current assets	1,962	2,020
Property, plant and equipment, net of accumulated depreciation and amortization of $2,351 and $2,224, respectively	1,251	1,103
Operating lease right-of-use assets	328	291
Goodwill	1,574	1,577
Trademarks, net	694	785
Other intangible assets, net	246	109
Other assets	386	328
Total assets	$6,441	$6,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$300	$—
Current operating lease liabilities	74	64
Accounts payable and accrued liabilities	1,445	1,329
Income taxes payable	—	25
Total current liabilities	1,819	1,418
Long-term debt	2,483	2,780
Long-term operating lease liabilities	305	278
Other liabilities	819	767
Deferred income taxes	77	62
Total liabilities	5,503	5,305
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 and 158,741,461 shares issued as of March 31, 2021 and June 30, 2020, respectively; and 124,359,712 and 126,198,606 shares outstanding as of March 31, 2021 and June 30, 2020, respectively	131	159
Additional paid-in capital	1,190	1,137
Retained earnings	1,086	3,567
Treasury stock, at cost: 6,381,749 and 32,542,855 shares as of March 31, 2021 and June 30, 2020, respectively	(1,111)	(3,315)
Accumulated other comprehensive net (loss) income	(553)	(640)
Total Clorox stockholders’ equity	743	908
Noncontrolling interests	195	—
Total stockholders’ equity	938	908
Total liabilities and stockholders’ equity	$6,441	$6,213
See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2021	3/31/2020
Operating activities:
Net earnings	$619	$629
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	157	133
Stock-based compensation	52	37
Deferred income taxes	(21)	5
Goodwill, trademark and other asset impairments	329	—
Other	(53)	26
Changes in:
Receivables, net	46	(102)
Inventories, net	(220)	50
Prepaid expenses and other current assets	(29)	(6)
Accounts payable and accrued liabilities	94	53
Operating lease right-of-use assets and liabilities, net	(1)	7
Income taxes payable / prepaid	(80)	(26)
Net cash provided by operations	893	806
Investing activities:
Capital expenditures	(232)	(158)
Businesses acquired, net of cash acquired	(85)	—
Other	(24)	13
Net cash used for investing activities	(341)	(145)
Financing activities:
Notes and loans payable, net	—	234
Treasury stock purchased	(605)	(225)
Cash dividends paid to Clorox stockholders	(420)	(399)
Cash dividends paid to noncontrolling interests	(18)	—
Issuance of common stock for employee stock plans and other	99	129
Net cash used for financing activities	(944)	(261)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	10	(8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(382)	392
Cash, cash equivalents, and restricted cash:
Beginning of period	879	113
End of period	$497	$505

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2021 and 2020, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

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

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The Company adopted this guidance as of July 1, 2020 on a prospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements at the time of adoption. The impairment identified in the third quarter of fiscal year 2021 was calculated in accordance with this guidance. The future impact of this new standard will depend on the specific facts and circumstances of future impairments that may occur.

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

Included in the Company’s results for the three and nine months ended March 31, 2021 was $19 and $65, respectively, of net sales from the joint venture. Pro forma results reflecting this transaction were not presented because it is not significant to the Company’s consolidated financial results.

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	3/31/2021	6/30/2020
Finished goods	$522	$340
Raw materials and packaging	188	140
Work in process	10	7
LIFO allowances	(32)	(33)
Total	$688	$454

NOTE 4. GOODWILL, TRADEMARK AND OTHER ASSETS IMPAIRMENTS

During the third quarter of fiscal 2021, as a result of lower than expected actual and projected net sales growth and operating performance for the Vitamins, Minerals and Supplements (VMS) strategic business unit (SBU), a strategic review was initiated by management that resulted in updated financial and operational plans. These events were considered a triggering event requiring interim impairment assessments to be performed on the VMS reporting unit, indefinite-lived trademarks and other assets. Based on the outcome of these assessments, the following pre-tax impairment charges were recorded:

Impairment Charge
Goodwill	$228
Trademarks, net	86
Other intangible assets, net	14
Property, plant and equipment, net	1
Total	$329
In connection with recognizing these impairment charges, the Company recognized tax benefits related to the impairments of $62 due to the partial tax deductibility of these charges.

The impairment charges are a result of a higher level of competitive activity than originally assumed, accelerated declines in the channel where the business is over-developed, and higher than anticipated investments to grow the business, which have adversely affected the assumptions used to determine the fair value of the respective assets held by the VMS reporting unit for growth and the estimates of expenses necessary to achieve that growth. These impairment charges are based on the Company’s current estimates regarding the future financial performance of the VMS SBU and macroeconomic factors.

To determine the fair value of the VMS reporting unit, the Company used a DCF method under the income approach. Under this approach, the Company estimated the future cash flows of the VMS reporting unit and discounted these cash flows at a rate of return that reflects its relative risk. The other key estimates and factors used in the DCF method include, but are not limited to, net sales and expense growth rates, and a terminal growth rate.

Changes in the carrying amount of Goodwill as of March 31, 2021 from June 30, 2020, were as follows:

	Goodwill
	Health and Wellness	Household	Lifestyle	International	Total
Balance as of June 30, 2020	$857	$85	$244	$391	$1,577
Acquisitions	—	—	—	212	212
Translation adjustments and other	—	—	—	4	4
Balance as of September 30, 2020	857	85	244	607	1,793
Translation adjustments and other (1)	—	—	—	10	10
Balance as of December 31, 2020	857	85	244	617	1,803
Goodwill impairment	(228)	—	—	—	(228)
Translation adjustments and other	—	—	—	(1)	(1)
Balance as of March 31, 2021	$629	$85	$244	$616	$1,574
(1) Includes $(4) purchase price allocation adjustment related to the Saudi joint venture acquisition. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

To determine the estimated fair values of the VMS related indefinite-lived trademarks, which were included within the Health and Wellness reportable segment, the Company used the income approach. This approach requires significant judgments in determining the royalty rates and the assets’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. In addition, the useful lives of the impaired trademarks, with a remaining net carrying value of $13 as of March 31, 2021, were changed from indefinite to definite beginning on April 1, 2021, which reflects the remaining expected useful lives of the trademarks based on the most recent financial and operational plans. The weighted-average estimated useful life of these trademarks is 16 years.

The following table summarizes the carrying amount of trademarks and other intangible assets as of March 31, 2021 and as of June 30, 2020:

	As of March 31, 2021			As of June 30, 2020
	Gross carrying amount	Accumulated amortization / Impairments	Net carrying amount	Gross carrying amount	Accumulated amortization / Impairments	Net carrying amount
Trademarks not subject to amortization	$769	$86	$683	$766	$—	$766
Trademarks subject to amortization	47	36	11	47	28	19
Other intangible assets	583	337	246	424	315	109
Total	$1,399	$459	$940	$1,237	$343	$894

Amortization expense relating to the Company’s intangible assets was $8 and $23 for the three and nine months ended March 31, 2021, respectively, and $3 and $10 for the three and nine months ended March 31, 2020, respectively. Estimated amortization expense for these intangible assets is $8, $32, $30, $29 and $28 for the remainder of fiscal year 2021 and fiscal years 2022, 2023, 2024 and 2025, respectively.

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

As of March 31, 2021, the notional amount of commodity derivatives was $24, of which $15 related to soybean oil futures used for the Food products business and $9 related to jet fuel swaps used for the Grilling business. As of June 30, 2020, the notional amount of commodity derivatives was $27, of which $14 related to soybean oil futures and $13 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $68 and $70, respectively, as of March 31, 2021 and June 30, 2020.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
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

The notional amounts of outstanding interest rate contracts used by the Company were $300 and $225, respectively, as of March 31, 2021 and June 30, 2020. These contracts represent forward starting interest rate swap contracts with a maturity date of September 2022 to manage the exposure to interest rate volatility associated with future interest payments on a forecasted debt issuance.

Commodity, Foreign Exchange and Interest Rate Derivatives

The Company designates its commodity forward and futures contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate forward contracts for forecasted interest payments as cash flow hedges.

The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Commodity purchase derivative contracts	$5	$(11)	$12	$(8)
Foreign exchange derivative contracts	2	2	(1)	2
Interest rate derivative contracts	26	—	36	—
Total	$33	$(9)	$47	$(6)

	Location of Gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended		Nine Months Ended
		3/31/2021	3/31/2020	3/31/2021	3/31/2020
Commodity purchase derivative contracts	Cost of products sold	$—	$—	$(2)	$(1)
Foreign exchange derivative contracts	Cost of products sold	—	—	—	—
Interest rate derivative contracts	Interest expense	(2)	(2)	(5)	(5)
Total		$(2)	$(2)	$(7)	$(6)

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of March 31, 2021, that is expected to be reclassified into Net earnings (losses) within the next twelve months is $2.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually-defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of March 31, 2021 and June 30, 2020, $1 and $3, respectively, contained such terms. As of March 31, 2021 and June 30, 2020, neither the Company nor any counterparty was required to post any collateral, as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2021 and June 30, 2020, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of March 31, 2021 and June 30, 2020, the Company maintained cash margin balances related to exchange-traded futures contracts of $0 and $2, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

As of March 31, 2021 and June 30, 2020, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			3/31/2021		6/30/2020
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Other current assets	1	$3	$3	$—	$—
Commodity purchase swaps contracts	Other current assets	2	2	2	—	—
Commodity purchase swaps contracts	Other assets	2	—	—	—	—
Interest rate forward contracts	Other assets	2	37	37	1	1
			$42	$42	$1	$1
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	$—	$—	$1	$1
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	—	—	3	3
Foreign exchange forward contract	Accounts payable and accrued liabilities	2	1	1	1	1
			$1	$1	$5	$5

The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			3/31/2021		6/30/2020
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Investments, including money market funds	Cash and cash equivalents (1)	1	$213	$213	$584	$584
Time deposits	Cash and cash equivalents (1)	2	146	146	165	165
Trust assets for nonqualified deferred compensation plans	Other assets	1	131	131	100	100
			$490	$490	$849	$849
Liabilities
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (2)	2	2,783	2,944	2,780	3,051
			$2,783	$2,944	$2,780	$3,051
____________________

(1)Cash and cash equivalents are composed of time deposits and other interest bearing investments, including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(2)Current maturities of long-term debt and Long-term debt are recorded at cost. The fair value of Long-term debt, including current maturities, was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

Furthermore, impairment charges of $329 were recorded during the third quarter of fiscal 2021, of which $228, $86, and $15 related to the goodwill of the VMS reporting unit, certain indefinite-lived trademarks and other assets, respectively. These adjustments were included as non-cash charges in the condensed consolidated statement of earnings. The non-recurring fair values utilized included unobservable Level 3 inputs based on management’s best estimates and assumptions. For additional information, refer to Note 4 of the Notes to Condensed Consolidated Financial Statements

NOTE 6. INCOME TAXES

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings (losses) was (1.4)% and 22.5% for the current three and nine months ended March 31, 2021, respectively, and 18.9% and 20.4% for the prior three and nine months ended March 31, 2020, respectively. The substantially lower tax rate on loss before income taxes in the current three month period and higher tax rate on earnings before income taxes in the current nine month period were driven by the partial non-deductibility of impaired VMS goodwill.

NOTE 7. NET EARNINGS (LOSSES) PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Basic	125,610	125,661	126,057	125,641
Dilutive effect of stock options and other	—	1,667	1,973	1,595
Diluted	125,610	127,328	128,030	127,236

Antidilutive stock options and other	4,826	—	428	2

Basic net earnings (losses) per share and Diluted net earnings (losses) per share are calculated on Net earnings (losses) attributable to Clorox.

Since the Company generated net losses attributable to Clorox for the three months ended March 31, 2021, there was no dilutive effect of stock options and other instruments because their impact would be antidilutive.

NOTE 8. COMPREHENSIVE INCOME (LOSS)
The following table provides a summary of Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Net earnings (losses)	$(59)	$241	$619	$629
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7)	(51)	40	(58)
Net unrealized gains (losses) on derivatives	27	(5)	42	1
Pension and postretirement benefit adjustments	2	1	5	3
Total other comprehensive (loss) income, net of tax	22	(55)	87	(54)
Comprehensive income (loss)	(37)	186	706	575
Less: Total comprehensive income attributable to noncontrolling interests	2	—	6	—
Total comprehensive income (loss) attributable to Clorox	$(39)	$186	$700	$575

NOTE 9. STOCKHOLDERS’ EQUITY

Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended March 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of December 31, 2019	$159	158,741	$1,062	$3,292	$(3,357)	(33,717)	$(601)	$—	$555
Net earnings	—	—	—	241	—	—	—	—	241
Other comprehensive (loss) income	—	—	—	—	—	—	(55)	—	(55)
Dividends to Clorox stockholders ($1.06 per share declared)	—	—	—	(135)	—	—	—	—	(135)
Stock-based compensation	—	—	18	—	—	—	—	—	18
Other employee stock plan activities	—	—	31	—	70	1,083	—	—	101
Treasury stock purchased	—	—	—	—	(30)	(184)	—	—	(30)
Balance as of March 31, 2020	$159	158,741	$1,111	$3,398	$(3,317)	(32,818)	$(656)	$—	$695

Balance as of December 31, 2020	$131	130,741	$1,176	$1,302	$(850)	(5,017)	$(575)	$196	$1,380
Net earnings (losses)	—	—	—	(61)	—	—	—	2	(59)
Other comprehensive (loss) income	—	—	—	—	—	—	22	—	22
Dividends to Clorox stockholders ($1.11 per share declared)	—	—	—	(139)	—	—	—	—	(139)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	17	—	—	—	—	—	17
Other employee stock plan activities	—	—	(3)	(16)	44	283	—	—	25
Treasury stock purchased	—	—	—	—	(305)	(1,648)	—	—	(305)
Balance as of March 31, 2021	$131	130,741	$1,190	$1,086	$(1,111)	(6,382)	$(553)	$195	$938

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)

	Nine Months Ended March 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2019	$159	158,741	$1,046	$3,150	$(3,194)	(33,055)	$(602)	$—	$559
Cumulative effect of accounting changes, net of tax (1)	—	—	—	22	—	—	—	—	22
Net earnings	—	—	—	629	—	—	—	—	629
Other comprehensive (loss) income	—	—	—	—	—	—	(54)	—	(54)
Dividends to Clorox stockholders ($3.18 per share declared)	—	—	—	(402)	—	—	—	—	(402)
Stock-based compensation	—	—	37	—	—	—	—	—	37
Other employee stock plan activities	—	—	28	(1)	96	1,661	—	—	123
Treasury stock purchased	—	—	—	—	(219)	(1,424)	—	—	(219)
Balance as of March 31, 2020	$159	158,741	$1,111	$3,398	$(3,317)	(32,818)	$(656)	$—	$695

Balance as of June 30, 2020	$159	158,741	$1,137	$3,567	$(3,315)	(32,543)	$(640)	$—	$908
Net earnings	—	—	—	613	—	—	—	6	619
Other comprehensive (loss) income	—	—	—	—	—	—	87	—	87
Dividends to Clorox stockholders ($3.33 per share declared)	—	—	—	(421)	—	—	—	—	(421)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Business combinations including purchase accounting adjustments	—	—	—	—	—	—	—	198	198
Stock-based compensation	—	—	52	—	—	—	—	—	52
Other employee stock plan activities	—	—	1	(33)	141	1,233	—	—	109
Treasury stock purchased	—	—	—	—	(605)	(3,072)	—	—	(605)
Treasury stock retirement	(28)	(28,000)	—	(2,640)	2,668	28,000	—	—	—
Balance as of March 31, 2021	$131	130,741	$1,190	$1,086	$(1,111)	(6,382)	$(553)	$195	$938
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

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	3/31/2021		3/31/2020		3/31/2021		3/31/2020
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$200	1,088	$—	—	$200	1,088	$85	577
Evergreen Program	105	560	30	184	405	1,984	134	847
Total stock repurchases	$305	1,648	$30	184	$605	3,072	$219	1,424

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of December 31, 2019	$(421)	$(17)	$(163)	$(601)
Other comprehensive (loss) income before reclassifications	(49)	(9)	—	(58)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	2	4
Income tax benefit (expense)	(2)	2	(1)	(1)
Net current period other comprehensive (loss) income	(51)	(5)	1	(55)
Balance as of March 31, 2020	$(472)	$(22)	$(162)	$(656)

Balance as of December 31, 2020	$(403)	$(3)	$(169)	$(575)
Other comprehensive (loss) income before reclassifications	(6)	33	—	27
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	3	5
Income tax benefit (expense), and other	(1)	(8)	(1)	(10)
Net current period other comprehensive (loss) income	(7)	27	2	22
Balance as of March 31, 2021	$(410)	$24	$(167)	$(553)

	Nine Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2019	$(414)	$(23)	$(165)	$(602)
Other comprehensive (loss) income before reclassifications	(55)	(6)	—	(61)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	6	5	11
Income tax benefit (expense)	(3)	1	(2)	(4)
Net current period other comprehensive (loss) income	(58)	1	3	(54)
Balance as of March 31, 2020	$(472)	$(22)	$(162)	$(656)

Balance as of June 30, 2020	$(450)	$(18)	$(172)	$(640)
Other comprehensive (loss) income before reclassifications	38	47	—	85
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	7	7	14
Income tax benefit (expense), and other	2	(12)	(2)	(12)
Net current period other comprehensive (loss) income	40	42	5	87
Balance as of March 31, 2021	$(410)	$24	$(167)	$(553)

Included in foreign currency translation adjustments are re-measurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 10. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Service cost	$—	$—	$—	$—
Interest cost	4	5	11	15
Expected return on plan assets (1)	(4)	(5)	(11)	(14)
Amortization of unrecognized items	3	3	8	7
Total	$3	$3	$8	$8
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2021 net periodic benefit cost is 3.1%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three months ended March 31, 2021 and 2020, and $(1) for both the nine months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021 and 2020, the Company made $6 and $7 in contributions to its domestic retirement income plans, respectively. During the nine months ended March 31, 2021 and 2020, the Company made $10 in contributions to its domestic retirement income plans.
Net periodic benefit costs are reflected in Other (income) expense, net.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $27 and $28 as of March 31, 2021 and June 30, 2020, respectively, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of March 31, 2021 and June 30, 2020, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability, as of March 31, 2021 and June 30, 2020. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of March 31, 2021 and June 30, 2020.
As of March 31, 2021, the Company was party to a letter of credit of $11, related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 12. SEGMENT RESULTS
The Company operates through SBUs that are aggregated into four reportable segments based on the economics and nature of the products sold: Health and Wellness, Household, Lifestyle and International. Prior periods presented have been recast to reflect the reportable segment changes effective in the fourth quarter of fiscal year 2020.
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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Health and Wellness	$680	$736	$2,310	$1,944
Household	510	480	1,421	1,183
Lifestyle	293	294	928	856
International	298	273	880	755
Corporate	—	—	—	—
Total	$1,781	$1,783	$5,539	$4,738

	Earnings (losses) before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Health and Wellness (1)	$(183)	$210	$315	$514
Household	97	114	266	190
Lifestyle	68	80	259	242
International	30	36	184	106
Corporate	(71)	(143)	(225)	(262)
Total	$(59)	$297	$799	$790
(1) The earnings (losses) before income taxes for the Health and Wellness segment include a $329 non-cash goodwill, trademark and other asset impairment charge for the VMS SBU for the three and nine months ended March 31, 2021.

All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 24% for each of the three and nine months ended March 31, 2021, respectively, and 25% for each of the three and nine months ended March 31, 2020, respectively.

NOTE 12. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales for the Company’s SBUs and for the periods indicated:

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Cleaning	29%	32%	30%	31%
Professional Products	5%	6%	7%	6%
Vitamins, Minerals and Supplements	4%	4%	4%	4%
Health and Wellness	38%	42%	41%	41%
Bags and Wraps	11%	11%	11%	12%
Cat Litter	7%	7%	7%	7%
Grilling	11%	9%	8%	6%
Household	29%	27%	26%	25%
Food Products	10%	8%	9%	9%
Natural Personal Care	3%	4%	4%	5%
Water Filtration	3%	4%	4%	4%
Lifestyle	16%	16%	17%	18%
International	17%	15%	16%	16%
Total	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which was filed with the SEC on August 13, 2020, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and nine month periods ended March 31, 2021 (the current period) to the three and nine month periods ended March 31, 2020 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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
For our fiscal third quarter ended March 31, 2021, we continued to experience elevated demand for many of our products, especially our disinfecting cleaning products, in response to COVID-19 in comparison to periods before the pandemic. The extent of COVID-19’s effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.
For additional information on the impacts and our response to the coronavirus pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended			Nine Months Ended
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020	% Change
Net sales	$1,781	$1,783	—%	$5,539	$4,738	17%

	Three Months Ended March 31, 2021
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(8)%	(11)%	—%	—%	3%	(8)%	(11)%
Household	6	4	—	—	2	6	4
Lifestyle	—	(1)	—	—	1	—	(1)
International	9	2	7	(2)	7	4	(3)
Total	—%	(4)%	1%	—%	4%	(1)%	(5)%

	Nine Months Ended March 31, 2021
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	19%	15%	—%	—%	4%	19%	15%
Household	20	14	—	—	6	20	14
Lifestyle	8	8	—	—	—	8	8
International	17	13	8	(4)	7	13	6
Total	17%	13%	1%	—%	4%	16%	12%

(1) This represents the net impact on net sales growth / (decrease) from pricing actions, mix and other factors.
(2) Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures as well as changes in foreign exchange rate.
(3) Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the three months ended March 31, 2021, the volume impact of acquisitions was 5% and 1% for International and Total Company, respectively. In the nine months ended March 31, 2021, the volume impact of acquisitions was 7% and 1% for International and Total Company, respectively.

Net sales in the current three month period was essentially flat when compared to the prior period, reflecting lower sales in the Health and Wellness reportable segment, partially offset by sales growth in the Household and International reportable segments. Volume decreased by 4% versus the prior period. The variance between volume growth and net sales growth was primarily due to the impact of lower trade promotion spending and favorable mix.

Net sales in the current nine month period increased by 17%, reflecting higher shipments across all reportable segments driven by increased demand due to COVID-19 and related behavioral shifts. Volume increased by 13% versus the prior period. The variance between volume growth and net sales growth was primarily due to the impact of favorable mix, partially offset by unfavorable foreign currency exchange rates.

	Three Months Ended			Nine Months Ended
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020	% Change
Gross profit	$774	$832	(7)%	$2,531	$2,134	19%
Gross margin	43.5%	46.7%		45.7%	45.0%

Gross margin, defined as gross profit as a percentage of net sales, decreased by 320 basis points in the current three month period from 46.7% to 43.5%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by lower trade promotion spending and the benefit of cost savings initiatives.

Gross margin increased by 70 basis points in the current nine month period from 45.0% to 45.7%. The increase was primarily driven by higher volume, cost savings, and lower trade promotion spending, partially offset by higher manufacturing and logistics costs.

	Three Months Ended
				% of Net Sales
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020
Selling and administrative expenses	$237	$269	(12)%	13.3%	15.1%
Advertising costs	200	184	9	11.2	10.3
Research and development costs	32	39	(18)	1.8	2.2

	Nine Months Ended
				% of Net Sales
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020
Selling and administrative expenses	$744	$690	8%	13.4%	14.6%
Advertising costs	566	461	23	10.2	9.7
Research and development costs	104	103	1	1.9	2.2

Selling and administrative expenses, as a percentage of net sales, decreased by 180 basis points and 120 basis points in the current three and nine month periods, respectively. The change in the current three month period was primarily due to lower incentive compensation expenses. The change in the current nine month period was primarily due to increased investments in several growth opportunities.

Advertising costs, as a percentage of net sales, increased by 90 basis points and 50 basis points in the current three and nine month periods, respectively. The increase in advertising expenses reflected the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales was approximately 12% in the current and prior three month periods.

Research and development costs, as a percentage of net sales, decreased by 40 basis points and 30 basis points in the current three and nine month periods, respectively. The decrease in research and development expenses was primarily due to lower incentive compensation expenses in the current three month period. The Company continues to invest behind product innovation and cost savings.

Goodwill, trademark and other asset impairments, Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Goodwill, trademark and other asset impairments	$329	$—	$329	$—
Interest expense	25	24	74	74
Other (income) expense, net	10	19	(85)	16
Effective tax rate on earnings (losses)	(1.4)%	18.9%	22.5%	20.4%

Goodwill, trademark and other asset impairments of $329 in the current three and nine month periods reflect non-cash impairment charges related to goodwill, trademarks, and other assets held by the VMS business (included within the Health and Wellness segment). See Notes to Condensed Consolidated Financial Statements for further information.

Other (income) expense, net was $10 and $19 in the current and prior three month periods, respectively, and ($85) and $16 in the current and prior nine month periods, respectively. The variance between the current and prior three month periods was not significant. The variance between the current and prior nine month periods was primarily due to the one-time, non-cash remeasurement gain recognized in the current period from the Company’s previously held equity interest in the Saudi joint venture in the first quarter of fiscal year 2021 (see Notes to Condensed Consolidated Financial Statements).

The effective tax rate on earnings (losses) was (1.4)% and 22.5% for the current three and nine month periods, respectively, and 18.9% and 20.4% for the prior three and nine month periods, respectively. The substantially lower tax rate on loss before income taxes in the current three month period and higher tax rate on earnings before income taxes in the current nine month period were driven by the partial non-deductibility of impaired VMS goodwill.

Diluted net earnings (losses) per share

	Three Months Ended			Nine Months Ended
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020	% Change
Diluted net earnings (losses) per share	$(0.49)	$1.89	(126)%	$4.78	$4.94	(3)%

Diluted net earnings (losses) per share (EPS) decreased by $2.38, or 126%, in the current three month period, primarily due to the non-cash impairment charges on assets held by the VMS business and lower gross margin, partially offset by lower selling and administrative expenses.

Diluted net earnings per share decreased by $0.16, or 3%, in the current nine month period, primarily due to the non-cash impairment charges on assets held by the VMS business, increased advertising investments and higher selling and administrative expenses, partially offset by gross margin expansion and the remeasurement gain recognized on the previously held equity interest in the Saudi joint venture.

SEGMENT RESULTS

The following presents the results of operations from the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Health and Wellness

	Three Months Ended			Nine Months Ended
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020	% Change
Net sales	$680	$736	(8)%	$2,310	$1,944	19%
Earnings (losses) before income taxes	(183)	210	(187)	315	514	(39)

Volume, net sales and earnings (losses) before income taxes decreased by 11%, 8% and 187%, respectively, during the current three month period. The volume and sales decreases were primarily driven by lower shipments in Cleaning and Professional Products as well as supply constraints for some key products. The variance between volume and net sales was primarily due to lower trade promotion spending. The decrease in earnings (losses) before income taxes in the current period was primarily due to the non-cash impairment charges on assets held by the VMS business, higher manufacturing and logistics costs, and net sales decline.

Volume, and net sales increased by 15%, and 19%, respectively, and earnings before income taxes decreased by 39%, during the current nine month period. The volume and sales growth reflected higher shipments in Cleaning and Professional Products portfolios due to greater demand inside and outside of the home. The variance between volume and net sales was primarily due to lower trader promotion and favorable mix. The decrease in earnings before income taxes in the current period was primarily due to the non-cash impairment charges on assets held by the VMS business, higher manufacturing and logistics costs, and higher advertising investment, partially offset by net sales growth.

Household

	Three Months Ended			Nine Months Ended
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020	% Change
Net sales	$510	$480	6%	$1,421	$1,183	20%
Earnings before income taxes	97	114	(15)	266	190	40

Volume and net sales increased by 4% and 6%, respectively, and earnings before income taxes decreased by 15%, during the current three month period. The volume growth reflected higher shipments in Grilling from higher consumer demand. The variance between volume and net sales was primarily due to favorable mix and lower trade promotion spending. The decrease in earnings before income taxes was mainly due to higher manufacturing and logistics costs, unfavorable commodity costs, and higher advertising investments, partially offset by net sales growth.

Volume, net sales and earnings before income taxes increased by 14%, 20% and 40%, respectively, during the current nine month period. The volume growth reflected higher shipments across all SBUs, primarily driven by strong consumer demand. The variance between volume and net sales was primarily due to favorable mix and lower trade promotion spending. The increase in earnings before income taxes was mainly due to net sales growth, partially offset by higher manufacturing and logistics costs and higher advertising investments.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020	% Change
Net sales	$293	$294	—%	$928	$856	8%
Earnings before income taxes	68	80	(15)	259	242	7

Volume and earnings before income taxes decreased by 1% and 15%, respectively, and net sales were essentially flat during the current three month period as compared to the prior period. The volume decrease was primarily driven by lower shipments of Natural Personal Care and Brita water filtration products, partially offset by higher shipments in Food products. The decrease in earnings before income taxes was primarily due to higher manufacturing and logistics costs.

Volume, net sales and earnings before income taxes increased by 8%, 8% and 7%, respectively, during the current nine month period. Both volume growth and net sales growth were primarily driven by higher shipments of Food and Brita water filtration products mainly due to greater demand by consumers and strategic brand investments. The Natural Personal Care business declined as the brand continued to adapt to new consumer shopping and usage habits. The increase in earnings before income taxes was primarily due to net sales growth, partially offset by higher manufacturing and logistics costs.

International

	Three Months Ended			Nine Months Ended
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020	% Change
Net sales	$298	$273	9%	$880	$755	17%
Earnings before income taxes	30	36	(17)	184	106	74

Volume and net sales increased by 2% and 9%, respectively, and earnings before income taxes decreased by 17% during the current three month period. The volume increase was driven by higher shipments from ongoing demand for disinfecting and other household products in most geographic regions, as well as the impact of the Saudi joint venture acquisition. The variance between volume and net sales was mainly due to favorable mix and the benefit of price increases implemented to offset inflation in certain markets, partially offset by the impact of unfavorable foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to higher manufacturing and logistics costs, unfavorable foreign currency exchange rates and higher commodity costs, partially offset by net sales growth.

Volume, net sales and earnings before income taxes increased by 13%, 17% and 74%, respectively, during the current nine month period. The volume increase was primarily driven by higher shipments from ongoing demand for disinfecting and other household products in every geographic region, as well as the impact of the Saudi joint venture acquisition. The variance between volume and net sales was mainly due to favorable mix and the benefit of price increases implemented to offset inflation, partially offset by the impact of unfavorable foreign currency exchange rates. The increase in earnings before income taxes was primarily due to the remeasurement gain recognized on the previously held equity interest in the Saudi joint venture.

Argentina

Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the consolidated statement of earnings. The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, an economic recession and impacts of COVID-19 that include temporary strict price controls. As of March 31, 2021 and June 30, 2020, the net asset position, excluding goodwill, of Clorox Argentina was $45 and $44, respectively. Of these net assets, cash balances were approximately $9 and $19 as of March 31, 2021 and June 30, 2020, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for the nine months ended March 31, 2021 and the fiscal year ended June 30, 2020.

For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Corporate

Corporate includes certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses.

	Three Months Ended			Nine Months Ended
	3/31/2021	3/31/2020	% Change	3/31/2021	3/31/2020	% Change
Losses before income taxes	$(71)	$(143)	(50)%	$(225)	$(262)	(14)%

Losses before income taxes decreased by $72 in the current three month period primarily due to lower employee and incentive compensation and COVID-19 related expenses. Losses before income taxes decreased by $37 in the current nine month period primarily due to lower COVID-19 related expenses.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of March 31, 2021. The following table summarizes cash activities:

	Nine Months Ended
	3/31/2021	3/31/2020
Net cash provided by operations	$893	$806
Net cash used for investing activities	(341)	(145)
Net cash used for financing activities	(944)	(261)

Operating Activities

Net cash provided by operations was $893 in the current nine month period, compared with $806 in the prior nine month period. The increase was primarily driven by the Company’s profitable sales growth, partially offset by higher tax payments and higher employee incentive compensation payments made in the current nine month period versus the prior period. Working capital changes were essentially flat in the comparative period (increased inventories in the current year primarily to meet customer demand, offset by cash inflows from collections from increased quarter-end sales in the prior fiscal year, and higher payables in the current period due to the extension of payment terms with suppliers and increased production levels primarily to improve inventory availability).

Investing Activities

Net cash used for investing activities was $341 in the current nine month period, compared with $145 in the prior nine month period. The year-over-year increase was mainly due to the acquisition of additional interest in the Company's Saudi joint venture and higher capital spending to increase manufacturing capacity in the current nine month period.

Financing Activities

Net cash used for financing activities was $944 in the current nine month period, compared with $261 in the prior nine month period. The year-over-year increase was mainly due to higher treasury stock repurchases in the current nine month period and net cash sourced from short-term borrowings in the prior period.

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

Credit Arrangements

As of March 31, 2021, the Company maintained a $1,200 revolving credit agreement that matures in November 2024 (the Credit Agreement). There were no borrowings under the Credit Agreement as of March 31, 2021 and June 30, 2020, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar non-cash charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement. Refer to the section entitled “Non-GAAP Financial Measures” below for further discussion of these measures.

The following table sets forth the calculation of the Interest Coverage ratio as of March 31, 2021, using Consolidated EBITDA for the trailing four quarters, as contractually defined in the Credit Agreement:

Twelve Months Ended
3/31/2021
Net earnings	$929
Add back:
Interest expense	99
Income tax expense	265
Depreciation and amortization	204
Non-cash asset impairment charges(1)	330
Deduct:
Interest income	(4)
Non-recurring, non-cash gain(2)	(85)
Consolidated EBITDA	$1,738
Interest expense	$99
Interest Coverage ratio	17.6
(1) Includes goodwill, trademark and other asset impairments recorded impacting the VMS SBU (see Notes to Condensed Consolidated Financial Statements)
(2) Non-recurring, non-cash gain from the remeasurement of the Company’s previously held investment in its Saudi joint venture (see Notes to Condensed Consolidated Financial Statements).

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of March 31, 2021, and anticipates being in compliance with all restrictive covenants for the foreseeable future. The Company continues to monitor the financial markets and assess its ability to continue to draw on the Credit Agreement, and currently expects it will continue to have access to borrowings under the Credit Agreement.

As of March 31, 2021, the Company maintained $35 of foreign and other credit lines, of which $8 was outstanding.

Stock Repurchases and Dividend Payments

As of March 31, 2021, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date.

Stock repurchases under the two stock repurchase programs were as follows for the periods indicated:

	Three Months Ended				Nine Months Ended
	3/31/2021		3/31/2020		3/31/2021		3/31/2020
	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)	Amount	Shares (in thousands)
Open-market purchase program	$200	1,088	$—	—	$200	1,088	$85	577
Evergreen Program	105	560	30	184	405	1,984	134	847
Total stock repurchases	$305	1,648	$30	184	$605	3,072	$219	1,424

Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Dividends per share declared	$1.11	$1.06	$3.33	$3.18
Total dividends paid	140	133	420	399

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

The Company uses the term Consolidated EBITDA because it is a term used in the Credit Agreement. As defined in the Credit Agreement, Consolidated EBITDA represents earnings before interest, taxes, depreciation and amortization, and other similar non-cash charges (such as non-cash asset impairment charges and other non-cash, non-recurring gains or losses). Interest Coverage ratio is the ratio of Consolidated EBITDA to interest expense. The Company’s management believes disclosure of Consolidated EBITDA provides useful information to investors because it is used in determining compliance with the primary restrictive covenant in the Credit Agreement. For additional discussion of the Interest Coverage ratio and a reconciliation of Consolidated EBITDA to net earnings, see “Financial Position and Liquidity - Financing Activities - Credit Arrangements” above.

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

The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended March 31, 2021
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(8)%	6%	—%	9%	—%
Add: Foreign Exchange	—	—	—	2	—
Add/(Subtract): Divestitures/Acquisitions	—	—	—	(7)	(1)
Organic sales growth / (decrease) (non-GAAP)	(8)%	6%	—%	4%	(1)%

	Nine Months Ended March 31, 2021
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	19%	20%	8%	17%	17%
Add: Foreign Exchange	—	—	—	4	—
Add/(Subtract): Divestitures/Acquisitions	—	—	—	(8)	(1)
Organic sales growth / (decrease) (non-GAAP)	19%	20%	8%	13%	16%

Cautionary Statement
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements related to the expected or potential impact of the COVID-19 pandemic, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations, and any such forward-looking statements, whether concerning the COVID-19 pandemic or otherwise, involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings attributable to the Company, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, or could affect the Company’s ability to achieve its strategic goals, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to, the uncertainties relating to the continued impact of COVID-19 on the Company’s business, operations, employees, financial condition and results of operations, as well as:
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
•risks relating to acquisitions, including the recent acquisition of the majority interest in the company’s Saudi joint venture, new ventures and divestitures, and associated costs, including for asset impairment charges related to, among others, intangible assets, including trademarks, and goodwill, in particular the impairment charges relating to the carrying value of the company’s Vitamins, Minerals and Supplements business;
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
No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2021.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2021	—	$—	—	$1,493 million
February 1 to 28, 2021	910,000	186.23	910,000	$1,428 million
March 1 to 31, 2021	738,130	183.40	738,130	$1,293 million
Total	1,648,130	$184.96	1,648,130
____________________

(1)Of the shares purchased in February 2021, 560,000 shares were acquired pursuant to the Evergreen Program and 350,000 shares were acquired pursuant to the Open-Market Program. All shares purchased in March 2021 were acquired pursuant to the Open-Market Program.
(2)Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1	The Clorox Company Annual Incentive Plan, amended and restated as of February 9, 2021.
10.2	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 9, 2021.
10.3
The Clorox Company 2005 Stock Incentive Plan, First Amendment and Restatement as of November 14, 2012; Second Amendment and Restatement as of September 22, 2020; Third Amendment and Restatement as of February 9, 2021.

10.4	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.
10.5	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2021.
10.6	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant).
10.7	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Off-Cycle Grant).
10.8	Severance Plan for Clorox Executive Committee Members, third amended and restated effective February 9, 2021.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: April 30, 2021	BY	/s/ Jeffrey R. Baker
Jeffrey R. Baker Vice President – Chief Accounting Officer and Corporate Controller