Form 10-K
period 2021-06-30
CLOROX CO /DE/
filed 2021-08-10
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	for the fiscal year ended	June 30, 2021
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________to__________.
	Commission file number:	1-07151
THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1221 Broadway, Oakland, California 94612-1888

(Address of principal executive offices) (ZIP code)

	(510)	271-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)		Name of each exchange on which registered
Common Stock – $1.00 par value	CLX		New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $25.3 billion.
As of July 28, 2021, there were 122,813,075 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2021, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2021

PART I
This Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, among others, statements related to the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations, and any such forward-looking statements, whether concerning the COVID-19 pandemic or otherwise, involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margin, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “will,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations, or could affect the Company’s ability to achieve its strategic goals, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.

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

ITEM 1. BUSINESS
Overview of Business
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with fiscal year 2021 net sales of $7.3 billion and about 9,000 employees worldwide as of June 30, 2021. Its products are sold primarily through mass retailers; grocery outlets; warehouse clubs; dollar stores; home hardware centers; drug, pet and military stores; third-party and owned e-commerce channels; and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products; Pine-Sol® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Fresh Step® cat litter; Glad® bags and wraps; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Brita® water-filtration systems and filters; Burt’s Bees® natural personal care products; and RenewLife®, Rainbow Light®, Natural Vitality® and NeoCell® vitamins, minerals and supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names. More than 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, California, in 1913 and is incorporated in Delaware.
In fiscal year 2021, the COVID-19 pandemic continued to cause economic and societal disruptions as well as ongoing uncertainties. Guided by its IGNITE strategy, the Company is well positioned for the future, making significant investments to drive brand loyalty among new and existing consumers.
Clorox is a health and wellness company at heart, putting people at the center of everything it does. Whether it’s consumers, employees or communities, the Company is committed to helping people be well and thrive every single day. Clorox fulfills that purpose through its global portfolio by offering products that support people to be safe and well, enable communities to thrive, and bring joy to everyday life at home. It also prioritizes building a values-based, inclusive workplace culture that celebrates diversity and enables everyone to be their best selves to drive the business. The emphasis on giving back to the communities where the Company operates is reflected in foundation programs on community wellness, including racial justice, youth development and education, and sustainability; disease prevention; and disaster relief and preparedness. In support of those efforts, Clorox contributed about $20 million in combined foundation and corporate cash grants, product donations, and cause marketing in fiscal year 2021.
Clorox’s IGNITE strategy accelerates innovation in key areas to drive growth and deliver value for both the Company's shareholders and society. Specifically, IGNITE focuses on four strategic choices to sustain long-term, profitable growth: Fuel Growth, Innovate Experiences, Reimagine Work and Evolve Portfolio. Integrated goals for environmental, social and governance performance are focused in the areas of Healthy Lives, Clean World and Thriving Communities.
In fiscal year 2021, the Company delivered net sales growth of 9%, and a 24% decrease in diluted net earnings per share (EPS) in a macroeconomic environment that continued to be dominated by significantly higher demand for essential household products, especially cleaning and disinfecting products, as a result of COVID-19. Other conditions factoring into the dynamic environment included high levels of competition in select categories, supply challenges, uncertainty related to the global pandemic, persistently high manufacturing and logistics costs, and rising commodity costs.
The Company continued to focus on driving profitable sales growth in its U.S. business, leveraging strong demand-building investments, including product innovation to support category growth and market share. The Company launched new products in many categories in fiscal year 2021, including Clorox disinfecting wet mopping cloths; Clorox disinfecting all-purpose spray cleaner; Clorox Turbo handheld power sprayers; Clorox TurboPro disinfectant cleaners; Glad with Clorox trash bags; Kingsford wood pellets; Brita Longlast+ water filters; Brita water bottles in new colors; Fresh Step with Gain original scent cat litter with the power of Febreze; Fresh Step Clean Paws Simply Unscented cat litter; Hidden Valley Secret Sauce golden flavor; Hidden Valley Original Ranch Plant Powered topping and dressing; and Burt's Bees Squeezy tinted balm. Production of some recent innovation that had been temporarily suspended during the pandemic, such as Clorox compostable cleaning wipes and Clorox Scentiva products, were relaunched toward the end of the fiscal year.
In international markets, the Company delivered volume and sales growth, largely resulting from sustained demand for cleaning and disinfecting products as well as other essential household products as a result of COVID-19. Since cleaning and disinfecting products account for more than half of the segment’s sales and due to changes in consumer behavior around the world with greater focus on health as a result of the COVID-19 pandemic, consumer demand continues to be high. Supported by a dedicated supply chain, Clorox expanded its disinfecting wipes business geographically in international markets during fiscal year 2021.
In June 2021, Clorox announced an increase of 5% in its quarterly dividend. In fiscal year 2021, the Company paid $558 million in dividends to stockholders.
Finally, in fiscal year 2021, Clorox continued to make progress on its environmental, social and governance (ESG) goals that are integrated into the IGNITE strategy and throughout the business. Notably, the Company achieved 100% renewable electricity for U.S. and Canada operations in January 2021 – four years earlier than initially planned. Efforts to reduce packaging waste, promote product stewardship, support employee and consumer well-being, and drive inclusion and diversity also made meaningful advancements, while several brands also announced their own sustainability goals. Clorox also became a signatory to the Ellen MacArthur Foundation's New Plastics Economy Global Commitment. The Company has been broadly recognized for its corporate responsibility efforts, included on the Barron’s 2020 100 Most Sustainable Companies list, 2021

Bloomberg Gender-Equality Index, the Human Rights Campaign’s 2021 Corporate Equality Index and the 2021 Parity.org Best Places for Women to Advance list, among others.
In fiscal year 2022, the Company anticipates ongoing challenges that may impact its sales and margins, including continued uncertainty related to the COVID-19 pandemic, rising commodity costs, evolving consumer behaviors, high levels of competition in select categories, a more competitive and evolving retail environment, persistently high manufacturing and logistics costs, changes in foreign currency exchange rates, and an uncertain macroeconomic environment in the U.S. and in many international markets.
As announced in August 2021, a significant long-term investment in digital capabilities and productivity enhancements will shape the Company’s outlook for fiscal year 2022 and beyond. Clorox plans to invest approximately $500 million over the next five years, including about $90 million in fiscal year 2022, on these operating and capital expenditures. The savings realized from the program will generate efficiencies and better position the Company in supply chain, digital commerce, innovation and brand building over the long term.
For additional information on recent business developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, incorporated herein by reference.

Financial Information About Operating Segments and Principal Products
The Company operates through strategic business units (SBUs) that are also the Company’s operating segments. These SBUs are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. These four reportable segments consist of the following:
•Health and Wellness consists of cleaning products, professional products, and vitamins, minerals and supplement products mainly marketed and sold in the U.S. Products within this segment include cleaning products such as laundry additives and home care products, primarily under the Clorox®, Clorox2®, Scentiva®, Pine-Sol®, Liquid-Plumr®, Tilex®, and Formula 409® brands; professional cleaning and disinfecting products under the CloroxPro™, Clorox Healthcare®, and Clorox® Total 360® brands; professional food service products under the Hidden Valley® brand; and vitamins, minerals and supplement products under the RenewLife®, Natural Vitality®, NeoCell®, and Rainbow Light® brands.
•Household consists of cat litter products, bags and wraps, and grilling products marketed and sold in the U.S. Products within this segment include cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands, bags and wraps under the Glad® brand; and grilling products under the Kingsford® and Kingsford® Match Light® brands.
•Lifestyle consists of food, natural personal care products, and water-filtration marketed and sold in the U.S. Products within this segment include dressings, dips, seasonings and sauces, primarily under the Hidden Valley® brand; natural personal care products under the Burt’s Bees® brand; and water-filtration systems and filters under the Brita® brand.
•International consists of products sold outside the U.S. Products within this segment include laundry additives; home care products; water-filtration systems and filters; digestive health products; grilling products; cat litter products; food products; bags and wraps; natural personal care products; and professional cleaning and disinfecting products marketed primarily under the Clorox®, Ayudin®, Clorinda®, Poett®, Pine-Sol®, Glad®, Brita®, RenewLife®, Ever Clean® and Burt’s Bees® brands.
The Company’s products are marketed and sold globally. The following table provides the Company’s global product lines, which were sold in the U.S. (including products sold in the Professional Products SBU) and International, that accounted for 10% or more of consolidated net sales for the fiscal years ended June 30:

	2021	2020	2019
Cleaning products	43%	43%	40%
Bags and wraps	14%	15%	16%
Food products	10%	10%	10%
Principal Markets and Methods of Distribution
In the U.S., most of the Company’s products are nationally advertised and sold to mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, military stores and other retail outlets primarily through a direct sales force; to grocery stores and grocery wholesalers primarily through a combination of direct sales teams and a network of brokers; and through e-commerce retailers. The Company also sells many of its products through alternative retail channels, including hard discounters, subscription services and buying clubs. Some brands are sold using the direct-to-consumer model. The Company sells institutional, janitorial, food-service and healthcare products through a direct sales force and a network of brokers to distributors and redistributors. Outside the U.S., the Company sells products to the retail trade through subsidiaries, licensees, distributors and joint-venture arrangements with local partners.
Sources and Availability of Raw Materials
The Company purchases raw materials from numerous unaffiliated U.S. and international suppliers, some of which are sole-source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard, soybean oil, solvent, derivatives of amines and other chemicals and agricultural commodities. Sufficient raw materials were generally available during fiscal year 2021. Due primarily to weather and COVID-19 related supply chain disruptions combined with increased demand as the economy re-opens, limited supply constraints and commodity costs increases for certain raw materials and finished goods were experienced. The Company expects continued volatility and increased cost pressures in both commodities and transportation to continue in fiscal year 2022.
The Company generally utilizes supply contracts to help ensure availability and a number of forward-purchase contracts to help reduce the volatility of the pricing of raw materials needed in its operations. However, the Company is highly exposed to changes in the prices of commodities and transportation used in manufacturing and shipping of its products. For further information regarding the impact of changes in commodity prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1, “Risk Factors – Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may continue to negatively impact, the Company’s net earnings and cash flow” and “Risk Factors – Supply chain issues as a result of a reliance on a limited base of suppliers or the COVID-19 pandemic may result in product shortages or disruptions to the Company’s business” in Item 1.A.

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
Customers
Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 25% of consolidated net sales for the fiscal years ended June 30, 2021, 2020 and 2019, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company’s consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2021, 2020 and 2019.
Competition
The markets for consumer products are highly competitive. The Company’s products compete with other nationally advertised brands and with “private label” brands within each category. Competition comes from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. In addition, the Company faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services. Furthermore, as the Company currently experiences increased demand for many of its products, especially its disinfecting products, in response to COVID-19, it expects heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market in many of its categories, especially the disinfecting category. The Company’s products generally compete on the basis of product performance, brand reputation and recognition, image and price. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it typically requires continued advertising and promotional support and ongoing product innovation to maintain its relative market position. For further information regarding the intense competition the Company faces, see “Risk Factors – The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow” in Item 1.A.
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
HUMAN CAPITAL MANAGEMENT
Purpose
The Clorox Company is led by our purpose to champion people to be well and thrive every single day – from our employees to the consumers and communities we serve around the world.
Launched in 2019, the IGNITE strategy accelerates innovation in key areas to drive growth and deliver value through a focus on four strategic choices over the long term: Fuel Growth, Innovate Experiences, Reimagine Work and Evolve the Portfolio. Goals for ESG performance in our pillars of Healthy Lives, Clean World and Thriving Communities also are integrated into the strategy.
Employees
As of June 30, 2021, the Company employed about 9,000 people worldwide, with 71% in the U.S. and 29% working in our international locations. Our U.S. workforce includes 50% nonproduction employees and 50% production employees, while our international workforce includes 55% nonproduction employees and 45% production employees.
Values-Based Culture
As a Company, we are guided by core beliefs that represent who we are, how we conduct our business and our expectations for our people and business partners. Our values also reinforce our focus on delivering growth and inform how we treat and care for our employees.

Company Values
Do the Right Thing: It's bigger than any one of us, yet it starts with each of us. We lead with integrity, and we earn trust – in every moment and with every choice. We are hungry to grow our business and believe that winning only counts if it's done in the right way.
Put People at the Center: We genuinely care about people. So, we understand the impact of our words and actions and feel a responsibility to deliver for our consumers, customers, teammates and communities. We meet our commitments, put health and safety first and strive for a just and inclusive world.
Play to Win: We set the pace for growth in each of our categories. We reimagine the game and are each hungry to do more, think bigger, and execute better. It feels like a punch to the gut when we lose. We have high aspirations and the grit to take on big challenges, so we move forward together with courage and resilience in the face of obstacles.
Inclusion and Diversity
People are critical to our efforts to drive growth and deliver value for shareholders, which is reflected in the strategic pillars of our IGNITE strategy. One of the ways we have put people at the center is by continuing to work toward a more inclusive and diverse workplace where each person feels respected, valued and seen and can be the best version of themselves – from women and people of color to LGBTQ+ and veterans, among others. With employees, management and directors representing the diversity of consumers we serve around the world, we are able to access stronger insights into different cultures and backgrounds, which ultimately helps us better address consumer needs. About a dozen employee resource groups reflecting the diverse demographics of our workforce also provide important perspectives through ongoing learning and dialogue with businesses and the Company as a whole on a variety of issues related to marketing, inclusion, diversity and racial justice.
As of June 30, 2021, people of color1 represented 38% of U.S. nonproduction employees, 31% of U.S. nonproduction managers and 42% of U.S. production employees. Women made up 52% of our global nonproduction employees and 46% of our global nonproduction managers. Clorox’s first female CEO, Linda Rendle, was promoted to lead the Company in September 2020. Additionally, 42% of our board is female and 33% are people of color, with our Nominating, Governance and Corporate Responsibility Committee and our Audit Committee chaired by people of color. In addition, the Clorox Executive Committee is composed of 50% women and 25% people of color.
Based on our Inclusion and Diversity strategy, we have helped promote a greater sense of inclusion through a variety of initiatives.
In fiscal year 2021, our CEO renewed the Company's commitment to CEO Action for Diversity, reflecting a personal pledge to advancing inclusion and diversity. Clorox was also included in the 2021 Bloomberg Gender Equality Index, which measures gender equality across the pillars of female leadership and talent pipeline, equal pay and gender pay parity, inclusive culture, sexual harassment policies, and pro-women brand.
Hiring, Development and Retention
We look to attract and retain the best talent to help the Company deliver against our strategy and commitments. We prioritize career growth and leadership development because growing our talent and building our capabilities supports our retention efforts and helps us establish a strong foundation for long-term success. Our investments include a suite of training and education for people managers to help them become effective coaches and leaders, mentoring programs and initiatives to help build a pipeline of diverse talent, such as recruiting events developed with our employee resource groups, our Future@CLX leadership program for first-year college students, and partnerships with third-party organizations that work to advance equity and opportunity for protected classes. We also conduct a robust talent review and leader succession planning process annually to ensure a strong pipeline for key roles.

[1] Management defines people of color (POC) as any race that is not White (Asian; Black; Latino; Native American; Native Hawaiian; or two or more races.) Percentage of people of color is based on self-reported demographic information.

Employee Engagement
We implement an ongoing listening strategy, which includes annual and more frequent pulse surveys. We also survey our employees on their engagement to gauge their perception of the Company as a place to work as well as their views of leadership, understanding of our IGNITE strategy, and sense of inclusion. In fiscal year 2021, we continued to have high employee engagement of 87%, compared to the 85% Fortune 500 score at the 75th percentile – putting us in the top quartile among those companies2. The employee engagement surveys are part of our continuous improvement mindset around building an engaging culture at Clorox.
Employee Safety and Well-Being
As a health and wellness company, the Company takes a holistic approach to caring for our employees, with benefits and programs designed to support physical, mental, emotional and financial well-being.
Our focus on safety is an example of how we put people at the center and signified by our commitment to the well-being of our people built into our IGNITE strategy. We fulfill that pledge through a combination of education, training and related policies, while also operating in compliance with applicable regulations, including OSHA guidelines in the U.S.. This approach was particularly important as the Company continued to navigate the global pandemic and implemented enhanced safety protocols across our facilities, including preventive detection measures, contact tracing, frequent cleaning and sanitizing, required use of personal protective equipment, adjustment of work schedules to reduce exposure, and retention of medical experts to advise us on plant practices and procedures. In fiscal year 2021, the Company’s reportable incident rate (RIR) was 0.26, significantly lower than the 3.3 average RIR for goods-producing manufacturing companies in 2019, which is the latest available data from the U.S. Bureau of Labor Statistics3.
The Company continued to support employee well-being during the global pandemic by offering additional physical and mental health benefits, including supplemental emergency paid time off, 100% coverage of COVID-19 testing and treatment, and a $1 million employee relief fund as well as enhanced mental health and dependent care resources. The Company also provided ongoing health and safety education, including bringing in experts on mental health and COVID-19 vaccines.
To support our people’s financial well-being, the Company provides competitive compensation – including short- and long-term incentives – to attract and retain top talent. Our pay-for-performance philosophy and commitment to pay equity helps ensure our compensation is fair and rewards employees for their contributions. In addition, as part of our ESG commitments, we support our employees’ retirement readiness by offering third-party financial planning services and a 401(k) plan that is above market relative to the industry average, with the Company contributing up to 10% of an employee’s salary.
Societal Well-Being
The Company remains committed to a healthy and equitable society to ensure our collective well-being for future generations. In the past year, we provided cash grants and product donations while also implementing cause marketing programs totaling about $20 million to support our communities and promote health and safety, education and racial justice.
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at TheCloroxCompany.com under Investors/Financial Information/SEC Filings. Additionally, the Company routinely posts additional important information, including press releases, on its website and recognizes its website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to our SEC filings and public webcasts. These items are available at TheCloroxCompany.com under Investors/Investor News and Events.

Information relating to corporate governance at Clorox, including the Company’s Code of Conduct, the Clorox Company Board
of Directors Governance Guidelines and Board Committee charters for the Management Development and Compensation
Committee, the Audit Committee, and the Nominating, Governance and Corporate Responsibility Committee, is available at
TheCloroxCompany.com under Who We Are/Corporate Governance or https://www.thecloroxcompany.com/who-we-are/
corporate-governance/. The Company will provide any of the foregoing information without charge upon written request to
Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Report.

[2] Employee engagement surveys may vary across companies on a year-to-year basis.
[3] Our FY21 RIR of 0.26 means that for every 100 full-time equivalent Clorox employees globally we averaged less than one reportable incident during the past year. The criteria used to determine RIR follows the U.S. Department of Labor’s Occupational Safety and Health Administration guidelines and is applied globally.

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
Business and Industry Risks
The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow.
The Company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the Company’s products compete with other widely advertised, promoted and merchandised brands within each product category. The Company also faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. Increased purchases of “private label” products or other lower cost priced brands could reduce net sales of the Company’s higher-margin products or there could be a shift in product mix to lower-margin offerings, which would negatively impact our margins. The Company’s products generally compete on the basis of product performance, brand reputation and recognition, image and price. Advertising, promotion, merchandising and packaging also have significant impacts on consumer purchasing decisions, and the Company is increasingly using digital media marketing and promotional programs to reach consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it typically requires continued advertising, promotional support and product innovations to maintain its relative market position. If the Company’s advertising, marketing and promotional programs, including its use of digital media to reach consumers, are not effective or adequate, the Company’s net sales may be negatively impacted.
Some of the Company’s competitors are larger than the Company and have greater financial resources. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than the Company can. In addition, as the Company currently experiences elevated demand for many of its products, especially its disinfecting products, it expects continued heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market in many of its categories, especially the disinfecting category. The Company expects such activities to include more aggressive product claims and marketing challenges, increased promotional spending and geographic expansion, and marketing of new disinfecting products. It expects promotional activities to increase as retailers try aggressively to get consumers back into their stores after prolonged “stay at home” and other government restrictions continue to ease. Furthermore, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced sales, margins and/or net earnings.
The changing retail environment and changing consumer preferences could adversely affect the Company’s business, financial condition and results of operations.
The Company’s sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels, in addition to e-commerce channels. However, the retail environment continues to evolve, and may change to a more significant extent or at a faster pace in light of the COVID-19 pandemic with a greater consumer emphasis on health and wellness, and this could significantly change the way traditional retailers do business. Alternative retail channels, including hard discounters, subscription services and buying clubs, have become more prevalent and popular. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer preferences (as consumers increasingly shop online, including in response to the COVID-19 pandemic) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. These trends have been magnified due to the COVID-19 pandemic in many of our geographies. Further, consumer preferences continue to evolve due to a number of factors, including fragmentation of the consumer market and changes in consumer demographics, which includes the aging of the general population and the emergence of millennial and younger generations who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding ESG practices of manufacturers, including the sourcing and sustainability of packaging materials, such as single-use plastics; a growing demand for natural or organic products and ingredients; evolving consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products; and changing consumer sentiment toward non-local products or sources. If we are not successful in continuing to adapt to changing consumer preferences and market dynamics or expanding sales through e-commerce retailers or alternative retail channels, our business, financial condition and results of operations may be negatively impacted. In addition, e-commerce and alternative retail channels may create significant pricing pressures for consumer goods, presenting additional challenges to increasing prices in response to commodity or other cost increases in all of the channels into which the Company sells. If these e-commerce and alternative retail channels were to take significant market share away from traditional retailers and/or the Company is not successful in these channels or business models, our margins and results of operations may be materially and negatively impacted.
The currently evolving situation related to the COVID-19 pandemic could adversely affect the Company’s business, financial condition and results of operations.
The ongoing COVID-19 pandemic, including the emergence of variants for which vaccines may not be effective, may negatively affect our business by causing or contributing to, among other things:
•Significant disruptions in our business operations and in the ability of significant third-party vendors, manufacturing and other business or commercial partners, including customers, to meet obligations to us.
•Significant decrease or volatility in sales of or demand for our significant products due to, among other things: closure or reduced operating hours of our key customers; consumer inability to purchase our products due to prolonged inventory shortages, illness or government implemented restrictions and any resulting changes in consumer preference; reduced availability of certain products as we prioritize the production of other products due to increased demand; decreased future demand due to recent customer or consumer stockpiling of products or increased consumer mobility as other government restrictions continue to ease; any negative reputational impact resulting from our new partnerships in industries involving shared space or an adverse perception of our pandemic response, perceived price gouging effected or product recommendations made by third parties that we do not control; changes in retailer or distributor restocking or fulfillment practices; or worldwide, regional and local adverse economic and financial market conditions, including increased risk of inflation.
•Significant U.S. or international governmental actions, or other limitations or restrictions, including restrictions on the ability of our employees, suppliers, customers or third-party partners to travel or perform necessary business functions or our ability to manufacture, ship, distribute, market or sell our products.

In addition, we have experienced higher costs in certain areas as a result of COVID-19 such as transportation and logistics and production employee compensation, as well as incremental costs associated with newly-added health screenings and enhanced cleaning and sanitation protocols to protect our employees at our facilities, which may continue, increase or become necessary in these or other areas. The extent of COVID-19’s effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, any future government actions affecting consumers and the economy generally, changing economic conditions and any resulting inflationary impacts, as well as timing and effectiveness of global vaccines, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Although the potential effects that COVID-19 may continue to have on the Company are not clear, such impacts could materially adversely affect the Company’s business, financial condition and results of operations.
Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.
A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 25% of consolidated net sales for the fiscal years ended June 30, 2021, 2020 and 2019, and occurred across all of the Company’s reportable segments. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2021, 2020, and 2019 and a significant portion of the Company’s future revenues may continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry, a shift of shelf space to “private label” or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm the Company’s net sales or margins, and reduce the ability of the Company to offer new, innovative products to consumers. In addition, the use of the latest technology by our customers regarding pricing may lead to category pricing pressures. Consistent with the ongoing variability in information technology systems industry-wide, our information technology platforms may not be fully compatible at all times with those used by our customers. Therefore, it may or may not have an impact on our ability to respond to customer demands specific to data or technology. Furthermore, any loss of a key customer or a significant reduction in net sales to a key customer, even if such loss or reduction relates to a key customer of a business unit of the Company, could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

With the growing trend towards retailer consolidation, both in the U.S. and internationally, the rapid growth of e-commerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers. This trend, which has been magnified due to the COVID-19 pandemic, has resulted in the increased size and influence of large consolidated retailers, who have in the past changed, and may in the future change, their business strategies, demand lower pricing, or higher trade discounts or impose other burdensome requirements on product suppliers or move away from branded products to “private label”. These large consolidated companies could also exert additional competitive pressure on the Company’s other customers, which could in turn lead to such customers demanding lower pricing, higher trade discounts or special packaging or imposing other onerous requirements on the Company. If the Company ceases doing business with a significant customer or if sales of its products to a significant customer materially decrease due to customer inventory reductions or otherwise, the Company’s business, financial condition and results of operations may be harmed.
Sales growth objectives may be difficult to achieve, the Company may not be able to successfully implement price increases, and market and category declines and changes to the Company’s product and geographic mix may adversely impact the Company’s financial condition and results of operations.
A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2021, 85% of the Company’s net sales were attributable to U.S. markets, including U.S. territories. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, including as part of its IGNITE Strategy, expand into new products and categories, channels and countries, invest in its established brands and enhanced merchandising, grow categories with retailers and capture market share from competitors. The Company’s ability to achieve sales growth also depends on foreign currency fluctuations. A weakening of foreign currencies in which sales are generated relative to the Company’s reporting currency (U.S. dollars) would decrease net sales. The Company is implementing price increases and may implement additional price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. In addition, our competitors may or may not take competitive actions, which may lead to sales declines and loss of market share. If the Company is unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow its product categories and/or develop, acquire or successfully launch new products or brands, it may not achieve its sales growth objectives. Furthermore, a general decline in the markets for certain product categories has had and may in the future have a negative impact on the Company’s financial condition and results of operations. In addition, changes to the mix of products that the Company sells, as well as the mix of countries in which its products are sold, may adversely impact the Company’s net sales, profitability and cash flow.
Acquisitions, new venture investments and divestitures may not be successful, which could have an adverse effect on the Company’s business, financial condition and results of operations.
In connection with the Company’s strategy, the Company expects to continue to seek acquisition, joint venture and investment opportunities. However, the Company may not be able to identify and successfully negotiate suitable strategic transactions at attractive prices. In addition, an increase in regulatory restrictions or continued market volatility could hinder the Company’s ability to execute strategic business activities including any acquisitions or investments. Furthermore, all acquisitions and investments entail numerous risks, including risks relating to the Company’s ability to:
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
•achieve distribution expansion related to products, categories and markets from acquisition and retain key relationships of acquired companies;
•identify and manage any legal or reputational risks that may predate or be associated with a transaction, which could negatively impact the Company following the consummation of such transaction; and
•manage other unanticipated problems or liabilities.
Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales levels and profitability and cash flow expectations. Furthermore, acquisitions or ventures could also result in dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, such as those relating to advertising claims, environmental issues and litigation, an increase in expenses related to intangible assets, including trademarks and goodwill, and increased operating expenses, all of which could adversely affect the Company’s financial condition and results of operations. Future acquisitions of foreign companies or new foreign ventures would subject the Company to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, tax or labor laws, government price control, repatriation of profits and liabilities relating to the Foreign Corrupt Practices Act. In addition, to the extent that the economic benefits associated with any of the Company’s acquisitions or investments diminish in the future or the performance of such acquired companies is less robust than expected, the Company may be required to record impairment charges, such as the $329 million pre-tax non-cash impairment charge that the Company recorded during the third quarter of fiscal year 2021, as a result of an adjustment to the carrying values of goodwill, trademarks and other assets in the Better Health Vitamins, Minerals and Supplements (VMS) business. Any impairment charges could adversely affect the Company’s financial condition and results of operations.
The Company has divested and may, in the future, divest certain assets, businesses or brands. With respect to any potential future divestiture, the Company may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any future divestiture could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income or sales resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability and cash flow subsequent to any divestiture. The Company may also be required to recognize impairment charges or other losses as a result of a divestiture.
In addition, any potential future acquisitions, new ventures or divestitures may divert the attention of management and resources from other business priorities. The occurrence of any of these risks or uncertainties may have a material adverse effect on the Company’s business, financial condition and results of operations.
Harm to the Company’s reputation or the reputation of one or more of its leading brands or products could have an adverse effect on the business, financial condition and results of operations.
Maintaining a strong reputation with consumers, customers and trade and other third party partners is critical to the success of the Company’s business. The Company devotes significant time and resources to training programs, relating to, among other things, ethics, compliance and product safety and quality, as well as sustainability goals, and has published ESG goals, including relating to environmental impact and sustainability and inclusion and diversity, as part of its IGNITE Strategy. Despite these efforts or if the Company is not successful in achieving its goals, provides materially inaccurate information, or receives negative publicity about the Company, including relating to product safety, quality, efficacy, ESG or similar issues, whether real or perceived, could occur. In addition, the Company’s products could face withdrawal, recall or other quality issues, which could lead to decreased demand for and reputational damage to the related brands. In particular, the Company’s dietary supplement and related products are highly dependent on consumers’ perception of the efficacy, safety and quality of our products, and may be supported by only a limited number of conclusive clinical studies. Newly published clinical studies and emerging studies could prove or allege that ingredients in our dietary supplement products or the products themselves (or similar products of other companies) are ineffective or harmful to consumers. The Company also licenses certain of its brands to third parties, and, with the increase in demand for public disinfecting and cleaning products due to the COVID-19 pandemic, the Company has increased its focus on partnering with, or licensing its intellectual property to, companies in industries involving shared space, and may partner with other companies, to provide disinfecting products and cleaning education and protocols, and to leverage its related brands. Such licenses and partnerships may create additional exposure for those brands to product safety, quality, sustainability and other concerns.
Widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of information. Negative publicity, posts or comments about the Company, its brands, its products, its marketing activities, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media or in other formats. Additionally, marketing initiatives may not have the desired effect on a brand’s or product’s image. Such events, if they were to occur, could harm the Company’s image and adversely affect its business, financial condition and results of operations, as well as require resources to rebuild the Company’s reputation.
The Company may not successfully introduce new products and line extensions, or expand into adjacent categories and countries, which could adversely impact its financial condition and results of operations.
The Company’s future performance and growth depends on innovation and its ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries. The Company’s ability to anticipate changes in consumer preferences and quickly innovate in order to adapt its products to meet changing consumer demands is essential, especially in light of the reduction in barriers for even small competitors to quickly introduce new brands and products directly to consumers that e-commerce permits. This risk is further heightened by the continued evolution of consumer needs, habits and preferences as a result of shifts in U.S. demographics, reflecting various factors including cultural and socioeconomic changes. The Company cannot be certain that it will successfully achieve its innovation goals. New product development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, not only incur substantial capital expenditures but also contain inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market, and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. If product introductions are not successful, costs associated with these efforts may not be fully recouped and the Company’s net earnings could be adversely affected. In addition, if sales generated by new products cause a decline in sales of the Company’s existing products, the Company’s business, financial condition and results of operations could be materially adversely affected.
The performance of strategic alliances and other business relationships could adversely affect our business, reputation, financial condition and results of operations.
We enter into strategic alliances and other business relationships, such as relationships in connection with the co-development of products or devices, or promotion and sales relationships with companies in industries operating in public spaces. These relationships may not generate the level of sales we anticipate when entering into the relationship or may otherwise adversely impact our business, reputation, financial condition and results of operations. Furthermore, such relationships have and, in the future, could create additional exposure to litigation, investigations, disputes or other proceedings, as well as product safety, quality, sustainability and other concerns.
Loss of, or inability to attract, key personnel could adversely impact the Company’s business.
The Company’s success depends, in part, on its continuing ability to identify, hire, develop and retain highly qualified and diverse personnel. The labor market for these employees is very competitive, and wages and compensation costs continue to increase. We compete to attract talent within and outside of our industry for high demand skills that are scarce in key geographic areas such as the San Francisco Bay Area. The Company may not be able to attract or retain qualified personnel in the future. Related activities to identify, hire and onboard qualified talent at increasing compensation costs may require significant time and expense which could further adversely affect the Company’s operations and financial results. The Company’s success also depends on its ability to retain its key personnel, including its executive officers and senior management team, and to continue to implement its succession plans for senior management and other key employees. The unexpected loss or unavailability of one or more of the Company’s key leaders could disrupt its business.
Operational Risks
Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may continue to negatively impact, the Company’s net earnings and cash flow.
Volatility and increases in the costs of raw materials, including resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard, soybean oil, solvent, derivatives of amines, and other chemicals and agricultural commodities, and increases in the cost of energy, transportation, labor and other necessary supplies or services, for commercial, economic or other reasons including as caused by inflationary pressures, have harmed, and may continue to harm, the Company’s results of operations. We distribute our products and receive raw materials primarily by rail and truck. Reduced availability of rail or trucking capacity and labor shortages have caused, and could continue to cause, us to incur unanticipated expenses. In particular, reduced trucking capacity due to shortages of drivers, as a result of the COVID-19 pandemic, and a federal regulation requiring drivers to electronically log their driving hours, among other reasons, have caused an increase in the cost of transportation for us and our suppliers. If such increases occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, its results of operations would be harmed. In addition, even if the Company increases the prices of its products in response to increases in the cost of commodities or other cost increases, it may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share, and the Company’s projections may not accurately predict the volume impact of price increases, which could adversely affect its business, financial condition and results of operations.
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
Supply chain issues may result in product shortages or disruptions to the Company’s business.
The Company has a complex global network of suppliers that has recently expanded to meet increased customer demand and may, in the future, further evolve in response to market conditions. The Company also relies on a number of sole-source and single-source suppliers for certain commodities and raw material inputs, including packaging, product components, finished products and other necessary supplies. The Company could experience material disruptions in production and other supply chain issues, including as a result of supply chain dependencies, which could result in out-of-stock conditions, and its results of operations and relationships with customers could be adversely affected if new or existing suppliers are unable to meet any standards set by the Company, government or industry regulations, or the Company’s customers, if the Company is unable to contract with suppliers at the quantity, quality and price levels needed for its business, if any of the Company’s key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress, or if any environmental, economic or other outside factors impact its operations. The Company also requires new and existing suppliers to meet its ethical and business partner standards. Suppliers may also have to meet governmental and industry standards and any relevant standards required by the Company’s customers, which may require additional investment and time on behalf of suppliers and the Company.
The COVID-19 pandemic has resulted in elevated demand for disinfecting products and other consumer and professional products, as compared to pre-pandemic levels, even though U.S. consumers have begun to adjust their behaviors as vaccination rates have improved. This has caused strain on the Company’s supply chain network and its ability to meet such demand, especially with respect to its disinfecting products, due to, among other things, the loss or disruption to the timely availability of adequate supplies of raw materials and finished goods that the Company requires for the manufacture of its products, disruptions in transportation and logistics operations, and shortage, restriction or disruption in its manufacturing and distribution capacity. The Company’s inability to fully or substantially meet such demand could result in, among other things, shortages in the Company's products, unmet consumer demand leading to reduced preference for the Company’s products in the future, customers purchasing products from the Company’s competitors as a result of such shortage of products, strained customer relationships, termination of customer contracts, additional competition and new entrants into the market, and loss of potential sales and revenue, which could adversely affect the Company’s business, financial condition and results of operations.
Cyber-attacks, privacy breaches, data breaches or a failure of key information technology systems could have a material adverse effect on the Company’s business, financial condition, results of operations and reputation.
To conduct its business, the Company relies extensively on information technology systems, many of which are managed, hosted, provided and/or used by third-parties and their vendors. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers, vendors, investors and other parties; ordering and managing materials from suppliers; converting materials to finished products; receiving and processing purchase orders and shipping products to customers; processing transactions; storing, processing and transmitting data, including personal confidential information and payment card industry data; hosting, processing and sharing confidential and proprietary research, business and financial information; and complying with financial reporting, regulatory, legal and tax requirements. Furthermore, the Company sells certain of its Burt’s Bees® natural personal care products, vitamins, minerals, supplements and other products directly to consumers online and through websites, mobile apps and connected devices, and the Company also engages in online activities, including promotions, rebates and customer loyalty and other programs, through which it may receive personal information. Through the use of any of these information technology systems or processes, the Company or its vendors have in the past and could in the future again experience cyber-attacks, privacy breaches, data breaches or other incidents that may result in unauthorized access, disclosure and misuse of consumer, customer, employee, vendor or Company information, especially at a time when a large number of the Company’s employees are working remotely and accessing its technology infrastructure remotely as a result of the COVID-19 pandemic.
The Company also utilizes various hardware, software and operating systems that may need to be upgraded or replaced in the near future as such system cease to be supported by third-party service providers, and may be vulnerable to increased risks, including the risk of security breaches, system failures and disruptions. Any such upgrade could take time, oversight and be costly to the Company. If such systems are not successfully upgraded or replaced in a timely manner, system outages, disruptions or delays, or other issues may arise. If a new system does not function properly, or is not adequately supported by third-party service providers and processes, it could adversely affect the Company’s business and operations, which, in turn, adversely impact the Company’s results of operations and cash flows.
Despite the security measures the Company has in place, the information technology systems, including those of our customers, vendors, suppliers and other third-party service providers with whom we have contracted, have, in the past, and may, in the future, be vulnerable to cyber-threats such as computer viruses or other malicious codes, security breaches, unauthorized access, phishing attacks and other disruptions from employee error, unauthorized uses, system failures, including Internet outages, unintentional or malicious actions of employees or contractors or cyber-attacks by hackers, criminal groups, nationa-states and nation-state-sponsored organizations and social-activist organizations. The Company’s information technology systems and its third-party providers’ systems, have been, and will likely continue to be, subject to cyber-threats such as computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other cyberattacks. The Company has seen an increase in the number of such attacks recently as a large number of its employees are working remotely and accessing its technology infrastructure remotely as a result of the COVID-19 pandemic. Furthermore, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors. To date, the Company is not aware that its business or operations have been materially impacted by these attacks. However, the Company’s security efforts and the efforts of its third-party providers may not prevent or timely detect attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’, databases or systems. In addition, if the Company or its third-party providers are unable to effectively resolve such breaches or breakdowns on a timely basis, the Company may experience interruptions in its ability to manage or conduct business, as well as reputational harm, governmental fines, penalties, regulatory proceedings, and litigation and remediation expenses. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information, including personal information. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them.

In addition, data breaches or theft of personal information collected by the Company and its third-party service providers as well as Company information and assets have occurred in the past and may occur in the future. The Company is subject to the laws and regulations of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data, including the European Union’s General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect in January 2020. The changes introduced by data privacy and protection regulations increase the complexity of regulations enacted to protect business and personal data and they subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices. These laws and regulations also may result in the Company incurring additional expenses and liabilities in the event of unauthorized access to or disclosure of personal data.
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
The operations of the Company and its suppliers are subject to disruption by events beyond the Company’s control.
Operations of the Company, its suppliers (including sole-source and single-source suppliers), service providers and retail customers are subject to disruption for a variety of reasons, including work stoppages, cyber-attacks and other disruptions in information technology systems, demonstrations, political instability or uncertainty in the U.S. or abroad, disease outbreaks or pandemics, such as the COVID-19 pandemic, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters or weather events, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, raw material and product quality or safety issues, industrial accidents or other occupational health and safety issues. In addition, the Company’s corporate headquarters and primary research and development facility are located near major earthquake fault lines in California. If a major disruption at the Company or its suppliers were to occur, it could result delays or suspension of operations, including loss of access or unauthorized disclosure of critical data, or shipments of products. Any such disruption could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company is subject to risks related to its international operations and international trade.
In fiscal year 2021, 15% of the Company’s net sales were attributable to international markets. The Company faces and will continue to face substantial risks associated with its foreign operations, including, but not limited to:
•global or local economic or political instability;
•foreign currency fluctuations, including devaluations, currency controls and inflation, which may adversely affect the Company’s ability to do business in certain markets and reduce the U.S. dollar value of revenues, profits or cash flows it generates in non-U.S. markets;
•continued high levels of inflation in Argentina, which have required and may continue to require, the Company to record gains and losses in net earnings to reflect the remeasurement of the Company's non‐U.S. dollar monetary assets and liabilities of Argentina;
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
•lack of well-established or reliable, and impartial legal systems in certain countries where the Company operates, including difficulties in enforcing intellectual property and contractual rights;
•challenges relating to enforcement of or compliance with local laws and regulations and with U.S. laws affecting operations outside of the U.S., including without limitation, the Foreign Corrupt Practices Act;
•continuing legal, political and economic uncertainty and disruption from the United Kingdom’s exit from the European Union; and
•the possibility of nationalization, expropriation of assets or other similar government actions.
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
Legal and Regulatory Risks
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
Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may also impact the Company’s effective tax rate and the Company’s results of operations, and changes in tax laws, including additional guidance issued by the U.S. Treasury Department or the U.S. Internal Revenue Service, could create uncertainty, impact our recorded liability in future periods and have a material impact on the Company’s results of operations.
In particular, because of the Company’s extensive international operations, we could be adversely affected by violations, or allegations of violations, of the Foreign Corrupt Practices Act and similar international anti-bribery laws. These anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls policies and procedures that mandate compliance with these laws will protect us from reckless, intentional or unintentional criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, financial condition and results of operations.
Federal, state and foreign governments may introduce new or expand existing legislation and regulations, or courts or governmental authorities could impose more stringent interpretations of existing legislation and regulations, affecting the Company’s operations, which may require the Company to increase its resources, capabilities and expertise in certain areas. For example, the Company is subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards, and regulations in other areas, such as with respect to “conflict minerals” and subject to increased costs or mandatory funding or financial support for recycling and waste management programs under extended producer responsibility regulation or laws. Such regulations could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs or cause the company to contribute funds to recycling and other waste management infrastructure, thus making our products more costly, less competitive than other competitive products or reduce consumer demand. Furthermore, additional or amended legislation in the areas of ESG disclosure or other matters, healthcare reform, sustainability of packaging, including plastic packaging, executive compensation and corporate governance, could also increase the Company’s costs.
The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions, including the GDPR and the CCPA. The interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to compliance with them. The changes introduced by the GDPR and the CCPA, as well as any other changes to existing privacy and data protection laws and regulations and the introduction of similar laws and regulations in other jurisdictions, have subjected, and may continue in the future to subject, the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices, which could have a material adverse effect on the Company’s financial condition and results of operations.
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
The Company has in the past paid, and may be required in the future to pay, for losses or injuries purportedly caused by its products. Such claims may be based on allegations that, among other things, the Company’s products contain contaminants or provide inadequate instructions or warnings regarding their use, have defective packaging, fail to perform as advertised, or damage property or persons. Product liability, advertising and labeling claims could result in negative publicity that could harm the Company’s reputation, sales and results of operations and the reputation of the Company’s brands. In addition, if any of the Company’s products is found to be defective, the Company may recall such products, which could result in adverse publicity and significant expenses. In July 2020, the Company’s subsidiary in Peru voluntarily recalled the Poett® dilutable cleaning products sold in Peru, which recall affects all such Poett® products manufactured in Peru on or before June 30, 2020. The Company is responding to and defending government regulatory inquiries regarding the recall and could be the subject of additional litigation, fines, penalties, or other liability relating to property damage, personal injury, negative publicity, or other losses in connection with the recall. Although the Company maintains product liability insurance coverage, potential product liability claims may be subject to a deductible, exceed the amount of insurance coverage or be excluded under the terms of the policies.
In addition, the Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings relating to, among other things, advertising disputes with competitors, consumer class actions, including those related to advertising claims, labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims, data privacy and security disputes, employment litigation related to employees, contractors and suppliers, including class action lawsuits, and litigation in foreign jurisdictions. Such actions, investigations and proceedings may or may not relate to the Company’s responses to, and actions taken in connection with, the COVID-19 pandemic, such as the Company’s partnerships with companies in the industries involving shared-space. The Company has been, and may in the future be, subject to additional claims, proceedings and actions as it expands the products within the dietary supplements category. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and may in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect its business, financial condition and results of operations and harm its reputation. While it is not possible to predict the final resolution of any current or future litigation, investigations, disputes or proceedings and any reserves taken in connection therewith may not be consistent with their final resolutions, the impact of these matters, including any reserves taken in connection with such matters, on the Company’s business, financial condition and results of operations could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these matters.

ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their ESG policies. Increased focus and activism related to ESG may hinder the Company’s access to capital, as investors may reconsider their capital investment as a result of their assessment of the Company’s ESG practices. In particular, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Changing consumer preferences may result in increased demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of our products and their environmental impact on sustainability; a growing demand for natural or organic products and ingredients; or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. These demands could cause us to incur additional costs or to make changes to our operations to comply with such demands.
Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG including disclosure requirements, or environmental causes may result in increased compliance or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation.
If the Company does not adapt to or comply with new regulations, or fails to meet the ESG goals under its IGNITE Strategy or evolving investor, industry or stakeholder expectations and standards, or if the Company is perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and the Company’s reputation, business or financial condition may be adversely affected.
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
The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its current and former facilities. In addition, some of its present and former facilities have or had been in operation for many years and, over that time, some of those facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom the Company has sent waste, may be identified and become the subject of remediation. In addition, the Company also handles and/or transports hazardous substances, including but not limited to chlorine, at some of its international production facilities. A release of such chemicals, whether in transit or at the Company’s facilities, due to accident or an intentional act, could result in substantial liability and business disruptions. The Company could also become subject to additional environmental liabilities in the future, whether as a result of new laws and regulations or otherwise, that could result in a material adverse effect on its financial condition and results of operations.
The Company had a recorded liability of $28 million as of both June 30, 2021 and 2020 for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. Two matters, relating to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California and another relating to operations in Dickinson County, Michigan account for a significant portion of the recorded liability. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the ability of third parties to pay their share of the response and remediation obligations, the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies, and the Company’s exposure may exceed the amount recorded for these matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.

Failure to effectively utilize, successfully assert or successfully defend, the Company’s intellectual property rights could impact its competitiveness. If the Company is found to have infringed the intellectual property of rights or cannot obtain necessary intellectual property rights, its competitiveness could be negatively impacted.
The Company relies on intellectual property rights based on trademark, trade secret, patent and copyright laws to protect its brands, products, packaging for its products, inventions and confidential information. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions and product innovations. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which the Company’s products are or may be sold may not protect intellectual property rights to the same extent as the laws of the U.S. It is also possible that the Company’s brands may not be available for use in certain countries due to prior third party rights, thereby limiting expansion of the Company’s brands. The Company also licenses certain of its brands to third parties and has increased its focus on licensing its intellectual property in connection with the co-development of products or devices, or promotion and sales relationships with companies in industries operating in public spaces. If other parties infringe the Company’s intellectual property rights, they may dilute or diminish the value of the Company’s brands and products in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its net sales. The failure to perfect and protect its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.
In addition, if the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party marks, ideas or technologies, such a finding could result in the need to cease use of such trademark, trade secret, copyrighted work or patented invention in the Company’s business as well as the obligation to pay for past infringement. If holders are willing to permit the Company to continue to use such intellectual property rights, they could require a payment of a substantial amount for continued use of those rights. Either ceasing use or paying such amounts could cause the Company to become less competitive and could have a material adverse effect on the Company’s business, financial condition and results of operations. Even if the Company is not found to infringe a third party’s intellectual property rights, the Company could incur material legal costs and related expenses to defend against such claims of infringement and the Company could incur significant costs associated with suspending its use of the challenged intellectual property rights even if it is ultimately found not to have infringed such rights.
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
Our amended and restated bylaws designate specific courts as the exclusive forum for certain stockholder litigation, which could limit our stockholders’ ability to obtain a judicial forum of their choice for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the state courts of Delaware (or if no state court has jurisdiction, the federal district court of the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for certain types of actions or proceedings under Delaware statutory or common law. The choice of forum provision in our bylaws does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act.
Our exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum of such stockholders’ choice for disputes with us or our directors, officers or employees, which may discourage such lawsuits, even though an action, if successful, might benefit our stockholders. If a court were to find our exclusive forum provision either to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, all of which may increase our costs of litigation. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated bylaws described in the preceding sentences.
Financial and Economic Risks
Profitability and cash flow could suffer if the Company is unable to generate anticipated cost savings, successfully implement its strategies, or efficiently manage supply chain and manufacturing processes.
The Company continues to implement plans to improve its competitive position by setting aggressive annual cost savings targets intended to reduce material costs and manufacturing inefficiencies and realize productivity gains, distribution and logistical efficiencies and overhead reductions. If the Company cannot successfully implement its cost savings plans, the Company may not realize all anticipated benefits, which could adversely affect its long-term strategies. The Company also continues to seek to penetrate new markets and introduce new products and product innovations. These goals and strategies may not be implemented or may fail to achieve the desired results. In addition, the Company expects to continue to restructure its operations as necessary to improve operational efficiency, including occasionally opening or closing offices, facilities or plants. Gaining additional efficiencies may become increasingly difficult over time, there may be one-time and other costs and negative impacts on sales growth relating to facility or plant closures or other restructurings and anticipated cost savings and the Company’s strategies may not be implemented or may fail to achieve desired results. If the Company is unable to generate anticipated cost savings, successfully implement its strategies or efficiently manage its supply chain and manufacturing processes, the Company’s results of operations could suffer. These plans and strategies could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s business, financial condition and results of operations.
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
In January 2003, the Company entered into a venture agreement with P&G related to the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development support to the Glad business. The agreement with P&G expires in January 2026 unless the parties agree to extend the term. The agreement requires the Company to purchase P&G’s 20% interest at the expiration of its term for cash at fair value as established by predetermined valuation procedures. As of June 30, 2021, 2020 and 2019, the estimated fair value of P&G’s interest was $613 million, $610 million and $619 million, respectively, of which $432 million, $400 million and $370 million, respectively, has been recognized by the Company and is reflected in Other liabilities in the Company’s Consolidated Balance Sheets. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. The estimated fair value of P&G’s interest, which has increased significantly over the past several years, increased by $155 million from June 30, 2017 to June 30, 2021, primarily as a result of the enactment of H.R.1, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), and the extension of the venture agreement with, and the related R&D support provided by, P&G, and may continue to change up until any such purchase by the Company of P&G’s interest. The key assumptions and estimates used to arrive at the estimated fair value include, but are not limited to, tax rates, the rate at which future cash flows are discounted (discount rate), commodity prices, future volume estimates, net sales and expense growth rates, changes in working capital, capital expenditures, foreign exchange rates, inflation and terminal growth rates. Any changes in such assumptions or estimates could significantly affect such estimated fair value and, accordingly, the value of the Company’s repurchase obligation and may adversely affect the Company’s net earnings up until any such purchase and cash flow at the time of any such purchase. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 of Notes to Consolidated Financial Statements in Exhibit 99.1.

The Company’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent the Company from fulfilling its financial obligations, and the Company may not be able to maintain its current credit ratings, may not continue to pay dividends or repurchase its stock and may not remain in compliance with existing debt covenants.
As of June 30, 2021, the Company had nearly $3 billion of debt. The Company’s indebtedness could have important consequences. For example, it could:
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
The Company may also incur substantial additional indebtedness in the future to fund acquisitions, repurchase stock or fund other activities for general business purposes. In addition, the London Interbank Offered Rate (LIBOR), the interest rate benchmark used as a reference rate for certain borrowings under the Company’s revolving credit facility, is expected to be phased out by the end of calendar year 2023.
Further, certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company, to remain at a level equal to or better than the minimum of an investment grade credit rating. As of June 30, 2021, the Company had been assigned investment-grade ratings with both Standard & Poor’s and Moody’s. However, if the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments in net liability positions could request full collateralization, and it may negatively impact the Company’s other financial arrangements, including the supply chain financing arrangement offered by a financial institution to our suppliers, which could, in turn, impact our working capital.
Any disruption in the financial markets, interest rate increases, changes that may result from the implementation of new benchmark rates that replace LIBOR, increases to our indebtedness levels or changes to our credit ratings could negatively impact our ability to access financial markets or increase our borrowing costs.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages, year first elected and current titles of each of the executive officers of the Company as of August 10, 2021, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Linda Rendle	43	2016	Chief Executive Officer
Kevin B. Jacobsen	55	2018	Executive Vice President – Chief Financial Officer
Kirsten Marriner	48	2016	Executive Vice President – Chief People and Corporate Affairs Officer
Tony Matta	53	2020	Executive Vice President – Chief Growth Officer
Eric Reynolds	51	2015	Executive Vice President – Chief Operating Officer
Chau Banks	52	2020	Senior Vice President – Chief Information and Enterprise Analytics Officer
Diego J. Barral	51	2018	Senior Vice President – General Manager, International Division
Troy Datcher	53	2019	Senior Vice President – Chief Customer Officer
Denise Garner	57	2015	Senior Vice President – Chief Innovation Officer
Stacey Grier	58	2019	Senior Vice President – Chief Marketing and Strategy Officer
Angela Hilt	49	2020	Senior Vice President – Chief Legal Officer
Rick McDonald	61	2020	Senior Vice President – Chief Product Supply Officer
There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information.
Linda Rendle is the chief executive officer of the Company, a position she has held since September 2020. Prior to this role, she served as the president of the Company from May 2020 to September 2020. She served as executive vice president – cleaning, international, strategy and operations from July 2019 to May 2020. From January 2019 to July 2019, she served as executive vice president – strategy and operations. From June 2018 to January 2019, she served as executive vice president – cleaning and strategy. She served as senior vice president – general manager, cleaning division of the Company, from August 2016 to June 2018, having taken on responsibility for the professional products division in April 2017. She served as vice president – general manager, home care from October 2014 to August 2016. From April 2012 to October 2014, she served as vice president – sales, cleaning division. From August 2011 to April 2012, she served as director of sales planning – litter, food & charcoal. From January 2010 to August 2011, she served as director of sales – supply chain. Ms. Rendle joined the Company in 2003.
Kevin B. Jacobsen is the executive vice president – chief financial officer of the Company, a position he has held since January 2019. Prior to this role, he served as senior vice president – chief financial officer from April 2018 to January 2019. He served as vice president – financial planning and analysis, from November 2011 through March 2018. Mr. Jacobsen joined the Company in 1995 and has held a number of senior leadership roles in the Company’s finance department over the years, including serving as the finance leader for the specialty division, head of finance for Brazil operation, the product supply organization and various business units.
Kirsten Marriner is the executive vice president – chief people and corporate affairs officer of the Company, a position she has held since December 2020. She was appointed to executive vice president - chief people officer in January 2019. Prior to this role she served as senior vice president – chief people officer from March 2016 to January 2019. Prior to joining the Company, she served as senior vice president and chief human resources officer at Omnicare, from March 2013 to August 2015. She served in various leadership roles, including as senior vice president, director of talent management and development at Fifth Third Bank, from October 2004 to March 2013. Ms. Marriner joined the Company in March 2016.

Tony Matta is the executive vice president – chief growth officer of the Company, a position he has held since October 2020. Prior to joining Clorox, he was president of Nestlé Coffee Partners, a division of Nestlé U.S., from August 2018 to October 2020. Before joining Nestlé, he served as Starbucks Corporation's president, global channel development from January 2017 to August 2018, and senior vice president and general manager, U.S. CPG business from April 2016 to January 2017. Previously, he was chief marketing officer at Kraft Foods Canada Inc. from June 2013 to March 2016. Before joining Kraft, Mr. Matta held various leadership roles in marketing at PepsiCo and Procter & Gamble in the U.S., U.K. and Canada. Mr. Matta joined the Company in 2020.

Eric Reynolds is the executive vice president - chief operating officer of the Company, a position he has held since September 2020. Prior to this role, he served as executive vice president - household and lifestyle of the Company from July 2019 to September 2020. He served as executive vice president – cleaning and Burt’s Bees from January 2019 to July 2019. From January 2015 to January 2019, he served as senior vice president – chief marketing officer. He served as vice president – general manager, Europe, Middle East, Africa and Asia from May 2012 to January 2015. From May 2011 to April 2012, he was director, international business development. From June 2008 to April 2011, he was general manager, Caribbean. Mr. Reynolds joined the Company in 1998.

Chau Banks is the senior vice president – chief information and enterprise analytics officer of the Company, a position she has held since June 2020, having taken on responsibility for enterprise analytics since September 2020. Prior to this role, she served as chief technology and digital officer at Revlon Consumer Products Company from January 2018 to June 2020. From September 2013 to November 2017, she was EVP, CIO and channel integration at New York & Company, Inc. (now RetailWinds Inc.). She has held leadership positions at leading global retailers including COACH, Abercrombie & Fitch and LBrands. She previously served as a management consultant at Capgemini and Ernst & Young. She also previously held positions at Energizer and Kimberly-Clark.
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
Stacey Grier is the senior vice president – chief marketing and strategy officer of the Company, a position she has held since January 2019, having taken on responsibility for enterprise strategy since September 2020. Prior to this role, she served as vice president - brand engagement and enhanced wellness marketing from October 2018 to January 2019. She served as vice president - brand and marketing strategy from October 2016 through October 2018. Prior to joining the Company, she served as chief strategic officer at DDB Worldwide from April 1996 to June 2016. Ms. Grier joined the Company in 2016.
Angela Hilt is the senior vice president – chief legal officer of the Company, a position she has held since December 2020. Prior to this role, she served as vice president – corporate secretary and deputy general counsel from September 2018 to December 2020, and vice president – corporate secretary and associate general counsel from October 2008 to September 2018. She served as senior corporate counsel from December 2005 to October 2008. Ms. Hilt joined the Company in 2005.
Rick McDonald is the senior vice president - chief product supply officer of the Company, a position he has held since December 2020. Prior to this role, he served as vice president - global operations from December 2017 to December 2020. He served as vice president - integration, international division from May 2013 to November 2017. Mr. McDonald has held other leadership roles in the Company’s product supply organization, including vice president - global logistics, and vice president – integrator, cleaning division. Mr. McDonald joined the Company in 1992.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is listed on the New York Stock Exchange. The ticker symbol is CLX.
Holders
The number of record holders of the Company’s common stock as of July 28, 2021, was 9,624 based on information provided by the Company’s transfer agent.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2021.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2021	—	$—	—	$1,293 million
May 1 to 31, 2021	760,000	179.41	760,000	$1,156 million
June 1 to 30, 2021	925,726	176.77	925,726	$993 million
	1,685,726	$177.96	1,685,726

(1)All of the shares purchased in May and June 2021 were acquired pursuant to the Company’s Open-Market Program.
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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.
Change in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
    Reports of Independent Registered Public Accounting Firm.
    Consolidated Statements of Earnings for the fiscal years ended June 30, 2021, 2020 and 2019.
    Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2021, 2020 and 2019.
    Consolidated Balance Sheets as of June 30, 2021 and 2020.
    Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2021, 2020 and 2019.
    Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021, 2020 and 2019.
    Notes to Consolidated Financial Statements.
(b)Exhibits:
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-K	001-07151	3.1	August 14, 2018
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	September 15, 2016
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of December 3, 2004, between the Company and The Bank of New York Trust Company N.A., as trustee.	8-K	001-07151	4.1	December 3, 2004
4.2	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.3	First Supplemental Indenture, dated as of November 9, 2009, among the Company, The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.2	December 4, 2014
4.4	Second Supplemental Indenture, dated as of November 9, 2009, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.3	December 4, 2014
4.5	Third Supplemental Indenture, dated as of November 17, 2011, between the company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.4	December 4, 2014
4.6	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.7	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	December 9, 2014
4.8	Sixth Supplemental Indenture, dated as of September 28, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 28, 2017
4.9	Seventh Supplemental Indenture, dated as of May 9, 2018, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 9, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.10	Eighth Supplemental Indenture, dated as of May 8, 2020, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 8, 2020
4.11	Description of Capital Stock of The Clorox Company	10-K	001-07151	4.10	August 14, 2019
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of February 9, 2021.	10-Q	001-07151	10.1	April 30, 2021
10.5*	The Clorox Company 2005 Stock Incentive Plan, First Amendment and Restatement as of November 14, 2012; Second Amendment and Restatement as of September 22, 2020; Third Amendment and Restatement as of February 9, 2021.	10-Q	001-07151	10.3	April 30, 2021
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2018.	10-Q	001-07151	10.2	October 31, 2018
10.7*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2019.	10-Q	001-07151	10.1	October 31, 2019
10.8*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2020.	10-Q	001-07151	10.4	November 2, 2020
10.9*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan	10-Q	001-07151	10.5	April 30, 2021
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.	10-Q	001-07151	10.4	April 30, 2021
10.11*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant).	10-Q	001-07151	10.6	April 30, 2021
10.12*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Off-Cycle Grant).	10-Q	001-07151	10.7	April 30, 2021
10.13*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.14*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.15*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.16*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.17*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.18*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.19*	Amendment No. 3 to The Clorox Company Supplemental Executive Retirement Plan, effective as of March 28, 2018.	10-Q	001-07151	10.1	May 2, 2018
10.20*	The Clorox Company Executive Incentive Compensation Plan, amended and restated as of February 9, 2021.	10-Q	001-07151	10.2	April 30, 2021
10.21*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22*	Second Amended and Restated Executive Change in Control Severance Plan, effective February 11, 2020.	8-K	001-07151	10.1	February 14, 2020
10.23*	Severance Plan for Clorox Executive Committee Members, third amended and restated effective February 9, 2021.	10-Q	001-07151	10.8	April 30, 2021
10.24*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.25*	Amendment No. 1 to The Clorox Company Executive Retirement Plan.	10-K	001-07151	10.22	August 16, 2016
10.26*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.27*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.28*	The Clorox Company Director Equity Award Policy, effective as of November 15, 2017.	10-K	001-07151	10.26	August 14, 2018
10.29	Credit Agreement dated as of November 15, 2019, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.1	November 18, 2019
10.30	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016
10.31	Amendment No. 1 to the Amended and Restated Joint Venture Agreement, dated as of October 15, 2010, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 2, 2018
10.32	First Extension and Amendment of the Amended and Restated Joint Venture Agreement, dated as of December 20, 2017, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.1	February 2, 2018
10.34	Acknowledgement Letter to the Amended and Restated Joint Venture Agreement, dated as of October 7, 2020, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 4, 2021
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

THE CLOROX COMPANY

Date: August 10, 2021	By:	/s/ Linda Rendle
Linda Rendle
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. Banse	Director	August 10, 2021
A. Banse
/s/ R. H. Carmona	Director	August 10, 2021
R. H. Carmona
/s/ S. C. Fleischer	Director	August 10, 2021
S. C. Fleischer
/s/ E. Lee	Director	August 10, 2021
E. Lee
/s/ A. D. D. Mackay	Director	August 10, 2021
A. D. D. Mackay
/s/ P. Parker	Director	August 10, 2021
P. Parker
/s/ M. J. Shattock	Independent Chair	August 10, 2021
M. J. Shattock
/s/ K. Tesija	Director	August 10, 2021
K. Tesija
/s/ P. Thomas-Graham	Director	August 10, 2021
P. Thomas-Graham
/s/ R. J. Weiner	Director	August 10, 2021
R. J. Weiner
/s/ C. J. Williams	Director	August 10, 2021
C. J. Williams
/s/ L. Rendle	Chief Executive Officer (Principal Executive Officer)	August 10, 2021
L. Rendle
/s/ K. B. Jacobsen	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	August 10, 2021
K. B. Jacobsen
/s/ L. Peck	Vice President – Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 10, 2021
L. Peck