Form 10-Q
period 2021-09-30
CLOROX CO /DE/
filed 2021-11-01
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.
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

As of October 19, 2021, there were 122,862,766 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended
	9/30/2021	9/30/2020
Net sales	$1,806	$1,916
Cost of products sold	1,136	996
Gross profit	670	920
Selling and administrative expenses	236	238
Advertising costs	182	179
Research and development costs	33	32
Interest expense	25	25
Other (income) expense, net	9	(80)
Earnings before income taxes	185	526
Income taxes	42	109
Net earnings	143	417
Less: Net earnings attributable to noncontrolling interests	1	2
Net earnings attributable to Clorox	$142	$415
Net earnings per share attributable to Clorox
Basic net earnings per share	$1.15	$3.28
Diluted net earnings per share	$1.14	$3.22
Weighted average shares outstanding (in thousands)
Basic	122,980	126,346
Diluted	124,042	128,729

Comprehensive income	$122	$434
Less: Total comprehensive income attributable to noncontrolling interests	1	2
Total comprehensive income attributable to Clorox	$121	$432

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	9/30/2021	6/30/2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$210	$319
Receivables, net	654	604
Inventories, net	785	752
Prepaid expenses and other current assets	171	154
Total current assets	1,820	1,829
Property, plant and equipment, net of accumulated depreciation and amortization of $2,422 and $2,382, respectively	1,301	1,302
Operating lease right-of-use assets	310	332
Goodwill	1,566	1,575
Trademarks, net	691	693
Other intangible assets, net	218	225
Other assets	368	378
Total assets	$6,274	$6,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$86	$—
Current maturities of long-term debt	899	300
Current operating lease liabilities	72	81
Accounts payable and accrued liabilities	1,582	1,675
Total current liabilities	2,639	2,056
Long-term debt	1,885	2,484
Long-term operating lease liabilities	288	301
Other liabilities	846	834
Deferred income taxes	69	67
Total liabilities	5,727	5,742
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of September 30, 2021 and June 30, 2021; and 122,856,251 and 122,780,220 shares outstanding as of September 30, 2021 and June 30, 2021, respectively	131	131
Additional paid-in capital	1,166	1,186
Retained earnings	1,027	1,036
Treasury stock, at cost: 7,885,210 and 7,961,241 shares as of September 30, 2021 and June 30, 2021, respectively	(1,389)	(1,396)
Accumulated other comprehensive net (loss) income	(567)	(546)
Total Clorox stockholders’ equity	368	411
Noncontrolling interests	179	181
Total stockholders’ equity	547	592
Total liabilities and stockholders’ equity	$6,274	$6,334

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2021	9/30/2020
Operating activities:
Net earnings	$143	$417
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	55	51
Stock-based compensation	9	13
Deferred income taxes	2	20
Other	8	(71)
Changes in:
Receivables, net	(53)	(8)
Inventories, net	(37)	(70)
Prepaid expenses and other current assets	(14)	(18)
Accounts payable and accrued liabilities	(96)	20
Operating lease right-of-use assets and liabilities, net	—	(1)
Income taxes payable / prepaid	24	30
Net cash provided by operations	41	383
Investing activities:
Capital expenditures	(52)	(69)
Businesses acquired, net of cash acquired	—	(85)
Other	(4)	3
Net cash used for investing activities	(56)	(151)
Financing activities:
Notes and loans payable, net	86	—
Treasury stock purchased	(25)	(100)
Cash dividends paid to Clorox stockholders	(142)	(140)
Issuance of common stock for employee stock plans and other	(11)	(7)
Net cash used for financing activities	(92)	(247)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(110)	(12)
Cash, cash equivalents, and restricted cash:
Beginning of period	324	879
End of period	$214	$867

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2021 and 2020, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2021, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions to the general principles in ASC 740 and amends existing guidance to improve consistent application. Certain amendments must be applied prospectively, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. The Company adopted this standard as of July 1, 2021. The adoption of this new standard did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2. BUSINESS ACQUIRED

Saudi Joint Venture Acquisition

On July 9, 2020, the Company increased its investment in each of the two entities comprising its joint venture in the Kingdom of Saudi Arabia (Saudi joint venture) from 30 percent to 51 percent. The joint venture offers customers in the Gulf region a range of cleaning and disinfecting products. With the additional investment, the Company has consolidated this joint venture into its consolidated financial statements from the date of acquisition and reflects operations within the International reportable segment. The equity and income attributable to the other joint venture owners is recorded and presented as noncontrolling interests. As a result of this transaction, the carrying value of the Company’s previously held equity investment was remeasured to fair value, and resulted in an $85 non-recurring, noncash gain recorded in Other (income) expense, net in the condensed consolidated statement of earnings and adjusted in Other operating activities in the condensed consolidated statement of cash flows for the first quarter of fiscal year 2021.

The Saudi joint venture acquisition was accounted for under the acquisition method of accounting for business combinations. The total purchase consideration was $111 consisting of $100 cash paid and $11 from the net effective settlement of preexisting arrangements between the Company and the joint venture. The assets and liabilities of the joint venture were recorded at their respective estimated fair value as of the acquisition date. The fair value of the total net assets and noncontrolling interests recorded as of the date of acquisition was $412 and $198, respectively. The purchase price allocation was finalized during the second quarter of fiscal year 2021.

Refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for the final purchase price allocation, valuation methodology and other information related to the Saudi joint venture acquisition.

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	9/30/2021	6/30/2021
Finished goods	$594	$543
Raw materials and packaging	220	229
Work in process	13	11
LIFO allowances	(42)	(31)
Total	$785	$752

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

As of September 30, 2021, the notional amount of commodity derivatives was $35, of which $24 related to soybean oil futures used for the Food products business and $11 related to jet fuel swaps used for the Grilling business. As of June 30, 2021, the notional amount of commodity derivatives was $32, of which $23 related to soybean oil futures and $9 related to jet fuel swaps.

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

The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $50 and $70, respectively, as of September 30, 2021 and June 30, 2021.

Interest Rate Risk Management

The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have durations of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.

The notional amounts of outstanding interest rate contracts used by the Company were $300 as of both September 30, 2021 and June 30, 2021. These contracts represent forward starting interest rate swap contracts with a maturity date of September 2022 to manage the exposure to interest rate volatility associated with future interest payments on a forecasted debt issuance.

Commodity, Foreign Exchange and Interest Rate Derivatives

The Company designates its commodity forward and futures contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate contracts for forecasted interest payments as cash flow hedges.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended
	9/30/2021	9/30/2020
Commodity purchase derivative contracts	$—	$1
Foreign exchange derivative contracts	1	(1)
Interest rate derivative contracts	3	3
Total	$4	$3

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended
		9/30/2021	9/30/2020
Commodity purchase derivative contracts	Cost of products sold	$5	$(1)
Foreign exchange derivative contracts	Cost of products sold	—	—
Interest rate derivative contracts	Interest expense	(2)	(2)
Total		$3	$(3)

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of September 30, 2021, that is expected to be reclassified into Net earnings (losses) within the next twelve months is $7.

Counterparty Risk Management and Derivative Contract Requirements

The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually-defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of both September 30, 2021 and June 30, 2021, $0 contained such terms. As of September 30, 2021 and June 30, 2021, neither the Company nor any counterparty was required to post any collateral, as no counterparty liability position limits were exceeded.

Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2021 and June 30, 2021, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.

Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of September 30, 2021 and June 30, 2021, the Company maintained cash margin balances related to exchange-traded futures contracts of $2 and $0, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Trust Assets

The Company holds interests in mutual funds and cash equivalents as part of trust assets related to its nonqualified deferred compensation plans. The participants in the nonqualified deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts, which hold the marketable securities. The trusts represent variable interest entities for which the Company is considered the primary beneficiary, and, therefore, trust assets are consolidated and included in Other assets in the condensed consolidated balance sheets. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments.

Fair Value of Financial Instruments

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

As of September 30, 2021 and June 30, 2021, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			9/30/2021		6/30/2021
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Prepaid expenses and other current assets	1	$1	$1	$5	$5
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	4	4	4	4
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	2	2	—	—
Interest rate contracts	Prepaid expenses and other current assets	2	26	26	24	24
			$33	$33	$33	$33

The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			9/30/2021		6/30/2021
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$98	$98	$196	$196
Time deposits	Cash and cash equivalents (1)	2	1	1	11	11
Trust assets for nonqualified deferred compensation plans	Other assets	1	142	142	136	136
			$241	$241	$343	$343
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$86	$86	$—	$—
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (3)	2	2,784	2,943	2,784	2,963
			$2,870	$3,029	$2,784	$2,963

(1)Cash and cash equivalents are composed of time deposits and other interest-bearing investments, including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(2)Notes and loans payable are composed of outstanding U.S. commercial paper balances, which are recorded at cost, which approximates fair value.
(3)Current maturities of long-term debt and Long-term debt are recorded at cost. The fair value of Long-term debt, including current maturities, was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

NOTE 5. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 22.6% and 20.7% for the three months ended September 30, 2021, and 2020, respectively. The lower effective tax rate in the prior period was primarily due to the non-taxable portion of the remeasurement gain recognized on the previously held equity interest in the Saudi joint venture.

NOTE 6. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2021	9/30/2020
Basic	122,980	126,346
Dilutive effect of stock options and other	1,062	2,383
Diluted	124,042	128,729

Antidilutive stock options and other	1,068	441

Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 7. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended
	9/30/2021	9/30/2020
Net earnings	$143	$417
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(23)	10
Net unrealized gains (losses) on derivatives	1	5
Pension and postretirement benefit adjustments	1	2
Total other comprehensive (loss) income, net of tax	(21)	17
Comprehensive income	122	434
Less: Total comprehensive income attributable to noncontrolling interests	1	2
Total comprehensive income attributable to Clorox	$121	$432

NOTE 8. STOCKHOLDERS’ EQUITY

Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended September 30
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2020	$159	158,741	$1,137	$3,567	$(3,315)	(32,543)	$(640)	$—	$908
Net earnings	—	—	—	415	—	—	—	2	417
Other comprehensive (loss) income	—	—	—	—	—	—	17	—	17
Dividends to Clorox stockholders ($1.11 per share declared)	—	—	—	(141)	—	—	—	—	(141)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Business combinations including purchase accounting adjustments	—	—	—	—	—	—	—	198	198
Stock-based compensation	—	—	13	—	—	—	—	—	13
Other employee stock plan activities	—	—	(4)	(1)	8	283	—	—	3
Treasury stock purchased	—	—	—	—	(100)	(444)	—	—	(100)
Balance as of September 30, 2020	$159	158,741	$1,146	$3,840	$(3,407)	(32,704)	$(623)	$196	$1,311

Balance as of June 30, 2021	$131	130,741	$1,186	$1,036	$(1,396)	(7,961)	$(546)	$181	$592
Net earnings	—	—	—	142	—	—	—	1	143
Other comprehensive (loss) income	—	—	—	—	—	—	(21)	—	(21)
Dividends to Clorox stockholders ($1.16 per share declared)	—	—	—	(143)	—	—	—	—	(143)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	9	—	—	—	—	—	9
Other employee stock plan activities	—	—	(29)	(8)	32	228	—	—	(5)
Treasury stock purchased	—	—	—	—	(25)	(152)	—	—	(25)
Balance as of September 30, 2021	$131	130,741	$1,166	$1,027	$(1,389)	(7,885)	$(567)	$179	$547

NOTE 8. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three Months Ended September 30
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2020	$(450)	$(18)	$(172)	$(640)
Other comprehensive (loss) income before reclassifications	9	3	—	12
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	3	2	5
Income tax benefit (expense)	1	(1)	—	—
Net current period other comprehensive (loss) income	10	5	2	17
Balance as of September 30, 2020	$(440)	$(13)	$(170)	$(623)

Balance as of June 30, 2021	$(403)	$21	$(164)	$(546)
Other comprehensive (loss) income before reclassifications	(22)	4	—	(18)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(3)	2	(1)
Income tax benefit (expense), and other	(1)	—	(1)	(2)
Net current period other comprehensive (loss) income	(23)	1	1	(21)
Balance as of September 30, 2021	$(426)	$22	$(163)	$(567)

Included in foreign currency translation adjustments are remeasurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 9. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2021	9/30/2020
Service cost	$—	$—
Interest cost	4	4
Expected return on plan assets (1)	(4)	(4)
Amortization of unrecognized items	2	3
Total	$2	$3
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2022 net periodic benefit cost is 3.0%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three months ended September 30, 2021 and 2020.
During the three months ended September 30, 2021 and 2020, the Company made $3 and $2 in contributions to its domestic retirement income plans, respectively.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs, all other components are reflected in Other (income) expense, net.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of both September 30, 2021 and June 30, 2021, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of both September 30, 2021 and June 30, 2021, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. As a result, the Company recorded in Other (income) expense, net an undiscounted liability for costs estimated to be incurred over a 30-year period, based on the option recommended in the Feasibility Study. However, as a result of ongoing discussions with regulators, in June 2017, the Company increased its recorded liability to $14, which reflects anticipated costs to implement additional remediation measures at this site. While the Company believes its latest estimate is reasonable, regulators could require the Company to implement one of the other options evaluated in the Feasibility Study, with estimated undiscounted costs of up to $28 over an estimated 30-year period, or require the Company to take other actions and incur costs not included in the study.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability, as of September 30, 2021 and June 30, 2021. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements and the future availability of alternative clean-up technologies.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of September 30, 2021 and June 30, 2021.
As of September 30, 2021, the Company was party to a letter of credit of $14, related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 11. SEGMENT RESULTS
The Company operates through strategic business units (SBUs) that are also the Company’s operating segments. The SBUs are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International.
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

	Net sales
	Three Months Ended
	9/30/2021	9/30/2020
Health and Wellness	$745	$813
Household	442	500
Lifestyle	331	318
International	288	285
Corporate	—	—
Total	$1,806	$1,916

	Earnings (losses) before income taxes
	Three Months Ended
	9/30/2021	9/30/2020
Health and Wellness	$105	$251
Household	36	109
Lifestyle	93	102
International	30	124
Corporate	(79)	(60)
Total	$185	$526
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% for the three months ended September 30, 2021, and 2020.

NOTE 11. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by SBU, for the periods indicated:

	Net sales
	Three Months Ended
	9/30/2021	9/30/2020
Cleaning	33%	29%
Professional Products	5%	9%
Vitamins, Minerals and Supplements	3%	4%
Health and Wellness	41%	42%
Bags and Wraps	12%	11%
Cat Litter	7%	6%
Grilling	6%	9%
Household	25%	26%
Food Products	9%	9%
Natural Personal Care	4%	4%
Water Filtration	5%	4%
Lifestyle	18%	17%
International	16%	15%
Total	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on August 10, 2021, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three month period ended September 30, 2021 (the current period) to the three month period ended September 30, 2020 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

EXECUTIVE OVERVIEW
Clorox is a leading multinational manufacturer and marketer of consumer and professional products with approximately 9,000 employees worldwide. Clorox sells its products primarily through mass retailers, grocery outlets, warehouse clubs, dollar stores, home hardware centers, drug, pet and military stores, third-party and owned e-commerce channels, and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach and cleaning products, Pine-Sol® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Fresh Step® cat litter; Glad® bags and wraps; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Brita® water-filtration systems and filters; Burt’s Bees® natural personal care products; and RenewLife®, Rainbow Light®, Natural Vitality® and NeoCell® vitamins, minerals and supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names. The Company has operations in more than 25 countries or territories and sells its products in more than 100 markets.
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

The Company operates through strategic business units (SBUs) which are also the Company’s operating segments. These SBUs are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. These four reportable segments consist of the following:
•Health and Wellness consists of cleaning products, professional products and vitamins, minerals and supplement products mainly marketed and sold in the U.S. Products within this segment include cleaning products such as laundry additives and home care products, primarily under the Clorox®, Clorox2®, Scentiva®, Pine-Sol®, Liquid-Plumr®, Tilex® and Formula 409® brands; professional cleaning and disinfecting products under the CloroxPro™, Clorox Healthcare® and Clorox® TurboProTM brands; professional food service products under the Hidden Valley® brand; and vitamins, minerals and supplement products under the RenewLife®, Natural Vitality®, NeoCell® and Rainbow Light® brands.

•Household consists of cat litter products, bags and wraps and grilling products marketed and sold in the U.S. Products within this segment include cat litter products under the Fresh Step®, Scoop Away® and Ever Clean® brands, bags and wraps under the Glad® brand; and grilling products under the Kingsford® brand.

•Lifestyle consists of food, natural personal care products and water-filtration marketed and sold in the U.S. Products within this segment include dressings, dips, seasonings and sauces, primarily under the Hidden Valley® brand; natural personal care products under the Burt’s Bees® brand; and water-filtration systems and filters under the Brita® brand.

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

RECENT EVENTS RELATED TO COVID-19

For our fiscal quarter ended September 30, 2021, the coronavirus (COVID-19) pandemic continued to cause economic and social disruptions that led to ongoing uncertainties. Demand for many of the products across the Company portfolio remained elevated compared to pre-pandemic levels even while U.S. consumers continued to adjust some behaviors as vaccination rates improved. The Company expects a continuing inflationary environment, marked by higher manufacturing and logistics costs as well as increased commodity costs. While we have not experienced significant disruptions in our operations during fiscal year 2022 to date, risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present. We are continuing to address these impacts to our operations.

We have taken an active role in addressing the ongoing pandemic’s impact on our employees, operations, customers, consumers and communities, including taking precautionary measures, such as implementing contingency plans, making operational adjustments where necessary, and providing support to organizations that support front-line workers. As the world moves into new phases of the pandemic, the Company will continue to focus on these priorities, while continuing to strive to serve people as consumer behaviors evolve inside and outside the home.

The extent of COVID-19’s effect on the Company’s operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic in different countries, the emergence of COVID-19 variants and the effectiveness of vaccines against these variants, the Company’s continued ability to manufacture and distribute its products, any future government actions affecting consumers and the economy in general, and timing and effectiveness of global vaccines, all of which are uncertain and difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.

For additional information on the impacts and our response to the coronavirus pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended
	9/30/2021	9/30/2020	% Change
Net sales	$1,806	$1,916	(6)%

	Three Months Ended September 30, 2021
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(8)%	(1)%	—%	—%	(7)%	(8)%	(1)%
Household	(12)	(8)	—	—	(4)	(12)	(8)
Lifestyle	4	5	—	—	(1)	4	5
International	1	(1)	—	(2)	4	3	(1)
Total	(6)%	(2)%	—%	(1)%	(3)%	(5)%	(2)%

(1) This represents the net impact on net sales growth / (decrease) from pricing actions, mix and other factors.
(2) Organic sales growth/ (decrease) is defined as net sales growth/ (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Information” below for reconciliation of organic sales growth to net sales growth/ (decrease), the most directly comparable GAAP financial information.
(3) Organic volume represents volume excluding the effect of any acquisitions and divestitures.

Net sales in the current period decreased by 6%, reflecting lower shipments primarily in the Health and Wellness and Household reportable segments, partially offset by higher shipments in the Lifestyle reportable segment. Volume decreased by 2% versus the prior period. The variance between volume and net sales was primarily due to the impacts of unfavorable price mix and foreign currency exchange rates.

	Three Months Ended
	9/30/2021	9/30/2020	% Change
Gross profit	$670	$920	(27)%
Gross margin	37.1%	48.0%

Gross margin decreased by 1090 basis points in the current period from 48.0% to 37.1%. The decrease was primarily driven by unfavorable commodity costs and higher manufacturing and logistics costs.

Expenses

	Three Months Ended
				% of Net Sales
	9/30/2021	9/30/2020	% Change	9/30/2021	9/30/2020
Selling and administrative expenses	$236	$238	(1)%	13.1%	12.4%
Advertising costs	182	179	2	10.1	9.3
Research and development costs	33	32	3	1.8	1.7

Selling and administrative expenses, as a percentage of net sales, were essentially flat in the current period as compared to the prior period.

Advertising costs, as a percentage of net sales, increased by 80 basis points in the current period. The Company’s U.S. retail advertising spend as a percentage of net sales was approximately 11% in the current and prior periods.

Research and development costs, as a percentage of net sales, were essentially flat in the current period as compared to the prior period. The Company continues to invest behind product innovation and cost savings.

Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended
	9/30/2021	9/30/2020
Interest expense	$25	$25
Other (income) expense, net	9	(80)
Effective tax rate on earnings (losses)	22.6%	20.7%

Other (income) expense, net was $9 and ($80) in the current and prior period, respectively. The variance was primarily due to the one-time, noncash remeasurement gain recognized in the prior period from the Company’s previously held equity interest in the Kingdom of Saudi Arabia (Saudi joint venture).

The effective tax rate on earnings (losses) was 22.6% and 20.7% for the current and prior period, respectively. The lower effective tax rate in the prior period was primarily due to the non-taxable portion of the remeasurement gain recognized on the previously held equity interest in the Saudi joint venture.

Diluted net earnings per share

	Three Months Ended
	9/30/2021	9/30/2020	% Change
Diluted net earnings per share	$1.14	$3.22	(65)%

Diluted net earnings per share (EPS) decreased by $2.08, or 65%, in the current period, primarily due to lower gross margin and lower net sales, in addition to the one-time, noncash remeasurement gain recognized on the previously held equity interest in the Saudi joint venture in the prior period.

SEGMENT RESULTS

The following presents the results of the Company’s reportable segments and certain unallocated costs reflected in Corporate
(see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Health and Wellness

	Three Months Ended
	9/30/2021	9/30/2020	% Change
Net sales	$745	$813	(8)%
Earnings before income taxes	105	251	(58)

Volume, net sales and earnings before income taxes decreased by 1%, 8% and 58%, respectively, during the current period. The volume decrease was primarily driven by lower shipments in the Professional Products portfolio as customers continued to work through high inventory levels, partially offset by higher shipments in Cleaning primarily driven by COVID-19 Delta variant trends, merchandising support and increased supply. The variance between volume and net sales was primarily due to unfavorable mix, partially offset by lower trade promotion. The decrease in earnings before income taxes in the current period was primarily due to unfavorable mix, higher manufacturing and logistics costs and unfavorable commodity costs.

Household

	Three Months Ended
	9/30/2021	9/30/2020	% Change
Net sales	$442	$500	(12)%
Earnings before income taxes	36	109	(67)

Volume, net sales and earnings before income taxes decreased by 8%, 12% and 67%, respectively, during the current period. The volume decrease was primarily driven by lower shipments in Grilling due to higher demand and retailer inventory builds in the prior period, partially offset by higher shipments in Litter due to a shift in timing of merchandising support in the club channel, innovation and continued growth in the ecommerce channel. The variance between volume and net sales was primarily due to unfavorable mix, partially offset by lower trade promotion. The decrease in earnings before income taxes was mainly due to unfavorable commodity costs and lower net sales.

Lifestyle

	Three Months Ended
	9/30/2021	9/30/2020	% Change
Net sales	$331	$318	4%
Earnings before income taxes	93	102	(9)

Volume and net sales increased by 5% and 4%, respectively, and earnings before income taxes decreased by 9% during the current period. Both volume and net sales growth were primarily driven by higher shipments of Brita water-filtration products due to merchandising support and Natural Personal Care products mainly due to higher consumption in key categories previously impacted by lower store traffic, increased merchandising support and earlier shipments of holiday gift packs as compared to the prior period. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by net sales growth.

International

	Three Months Ended
	9/30/2021	9/30/2020	% Change
Net sales	$288	$285	1%
Earnings before income taxes	30	124	(76)

Volume decreased by 1%, net sales increased by 1% and earnings before income taxes decreased by 76% during the current period. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable mix and foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to the one-time, noncash remeasurement gain recognized on the previously held equity interest in the Saudi joint venture recognized in the prior period, unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by the benefit of price increases.

Argentina

Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings. The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, economic recession, impacts of COVID-19 and temporary price controls. As of September 30, 2021 and June 30, 2021, the net asset position, excluding goodwill, of Clorox Argentina was $45 and $48, respectively. Of these net assets, cash balances were approximately $7 and $11 as of September 30, 2021 and June 30, 2021, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for the three months ended September 30, 2021 and the fiscal year ended June 30, 2021.

For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Corporate

Corporate includes certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses.

	Three Months Ended
	9/30/2021	9/30/2020	% Change
Losses before income taxes	$(79)	$(60)	32%

Losses before income taxes increased by $19 in the current three month period primarily due to the investments in the Company’s digital capabilities and productivity enhancements beginning in the current period.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of September 30, 2021. The following table summarizes cash activities:

	Three Months Ended
	9/30/2021	9/30/2020
Net cash provided by operations	$41	$383
Net cash used for investing activities	(56)	(151)
Net cash used for financing activities	(92)	(247)

Operating Activities

Net cash provided by operations was $41 in the current three month period, compared with $383 in the prior three month period. The decrease was primarily driven by lower cash earnings in the current period, higher working capital mainly due to decreased Accounts payable and accrued expenses driven by timing of payments in the current period, partially offset by lower employee incentive compensation and tax payments in the current period.

Investing Activities

Net cash used for investing activities was $56 in the current three month period, compared with $151 in the prior three month period. The year-over-year decrease was mainly due to the acquisition of an additional interest in the Company’s Saudi joint venture in the prior period.

Financing Activities

Net cash used for financing activities was $92 in the current three month period, compared with $247 in the prior three month period. The year-over-year decrease was mainly due to higher cash sourced from short-term borrowings and lower treasury stock purchases in the current period.

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

Credit Arrangements

As of September 30, 2021, the Company maintained a $1,200 revolving credit agreement that matures in November 2024 (the Credit Agreement). There were no borrowings under the Credit Agreement as of September 30, 2021 and June 30, 2021, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar non-cash charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of September 30, 2021, and anticipates being in compliance with all restrictive covenants for the foreseeable future.

As of September 30, 2021, the Company maintained $34 of foreign and other credit lines, of which $3 was outstanding.

Stock Repurchases and Dividend Payments

As of September 30, 2021, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three months ended September 30, 2021 and 2020, the Company repurchased 152 and 444 thousand shares of common stock at a cost of $25 and $100, respectively.

Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three Months Ended
	9/30/2021	9/30/2020
Dividends per share declared	$1.16	$1.11
Total dividends paid	142	140

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

The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended September 30, 2021
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(8)%	(12)%	4%	1%	(6)%
Add: Foreign Exchange	—	—	—	2	1
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(8)%	(12)%	4%	3%	(5)%

Cautionary Statement
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements related to the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations, and any such forward-looking statements, whether concerning the COVID-19 pandemic or otherwise, involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•intense competition in the Company’s markets;
•the impact of the changing retail environment, including the growth of alternative retail channels and business models, and changing consumer preferences;
•the impact of COVID-19 on the availability of, and efficiency of the supply, manufacturing and distribution systems for, the Company’s products, including any significant disruption to such systems; on the demand for the Company’s products; and on worldwide, regional and local adverse economic conditions, including increased risk of inflation;
•volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services;
•risks related to supply chain issues and product shortages as a result of increased supply chain dependencies due to an expanded supplier network and a reliance on certain single-source suppliers;
•risks relating to the significant increase in demand for disinfecting and other products due to the COVID-19 pandemic continuing;
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
•risks relating to acquisitions, new ventures and divestitures, and associated costs, including for asset impairment charges related to, among others, intangible assets, including trademarks and goodwill, in particular the impairment charges relating to the carrying value of the Company’s Vitamins, Minerals and Supplements business; and the ability to complete announced transactions and, if completed, integration costs and potential contingent liabilities related to those transactions;
•the Company’s ability to maintain its business reputation and the reputation of its brands and products;
•lower revenue, increased costs or reputational harm resulting from government actions and compliance with regulations, or any material costs imposed by changes in regulation;
•the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;

•the operations of the Company and its suppliers being subject to disruption by events beyond the Company’s control, including work stoppages, cyber-attacks, weather events or natural disasters, political instability or uncertainty, disease outbreaks or pandemics, such as COVID-19, and terrorism;
•risks related to international operations and international trade, including foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls; changes in governmental policies, including trade, travel or immigration restrictions, new or additional tariffs, and price or other controls; labor claims and civil unrest; inflationary pressures, particularly in Argentina; impact of the United Kingdom’s exit from the European Union; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies, such as COVID-19; and the possibility of nationalization, expropriation of assets or other government action;
•the ability of the Company to innovate and to develop and introduce commercially successful products, or expand into adjacent categories and countries;
•the impact of product liability claims, labor claims and other legal, governmental or tax proceedings, including in foreign jurisdictions and in connection with any product recalls;
•the ability of the Company to implement and generate cost savings and efficiencies, and successfully implement its business strategies;
•the accuracy of the Company’s estimates and assumptions on which its financial projections, including any sales or earnings guidance or outlook it may provide from time to time, are based;
•risks related to additional increases in the estimated fair value of P&G’s interest in the Glad business;
•the performance of strategic alliances and other business relationships;
•the Company’s ability to attract and retain key personnel;
•the impact of Environmental, Social, and Governance (ESG) issues, including those related to climate change and sustainability on our sales, operating costs or reputation;
•environmental matters, including costs associated with the remediation and monitoring of past contamination, and possible increases in costs resulting from actions by relevant regulators, and the handling and/or transportation of hazardous substances;
•the Company’s ability to effectively utilize, assert and defend its intellectual property rights, and any infringement or claimed infringement by the Company of third-party intellectual property rights;
•the effect of the Company’s indebtedness and credit rating on its business operations and financial results and the Company’s ability to access capital markets and other funding sources;
•the Company’s ability to pay and declare dividends or repurchase its stock in the future;
•the impacts of potential stockholder activism; and
•risks related to any litigation associated with the exclusive forum provision in the Company’s bylaws.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2021. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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
No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and the information in “Cautionary Statement” included in this Report.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2022.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2021	—	$—	—	$993 million
August 1 to 31, 2021	152,470	163.97	152,470	$993 million
September 1 to 30, 2021	—	—	—	$993 million
Total	152,470	$163.97	152,470
____________________

(1)Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1	The Clorox Company Annual Incentive Plan, amended and restated as of September 21, 2021.
10.2	Amendment No. 1 to Third Amended and Restated 2005 Stock Incentive Plan of The Clorox Company, effective as of September 21, 2021.
10.3	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.
10.4	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2021.
10.5	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Annual Grant).
10.6	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Off-Cycle Grant).
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 1, 2021	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller