Form 10-Q
period 2021-12-31
CLOROX CO /DE/
filed 2022-02-03
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021.
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

As of January 20, 2022, there were 123,057,857 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Net sales	$1,691	$1,842	$3,497	$3,758
Cost of products sold	1,133	1,005	2,269	2,001
Gross profit	558	837	1,228	1,757
Selling and administrative expenses	241	269	477	507
Advertising costs	167	187	349	366
Research and development costs	34	40	67	72
Interest expense	23	24	48	49
Other (income) expense, net	—	(15)	9	(95)
Earnings before income taxes	93	332	278	858
Income taxes	21	71	63	180
Net earnings	72	261	215	678
Less: Net earnings attributable to noncontrolling interests	3	2	4	4
Net earnings attributable to Clorox	$69	$259	$211	$674
Net earnings per share attributable to Clorox
Basic net earnings per share	$0.56	$2.06	$1.71	$5.34
Diluted net earnings per share	$0.56	$2.03	$1.70	$5.25
Weighted average shares outstanding (in thousands)
Basic	123,064	126,216	123,022	126,281
Diluted	123,910	128,135	123,976	128,457

Comprehensive income	$65	$309	$187	$743
Less: Total comprehensive income attributable to noncontrolling interests	3	2	4	4
Total comprehensive income attributable to Clorox	$62	$307	$183	$739

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	12/31/2021	6/30/2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$192	$319
Receivables, net	569	604
Inventories, net	818	752
Prepaid expenses and other current assets	162	154
Total current assets	1,741	1,829
Property, plant and equipment, net of accumulated depreciation and amortization of $2,466 and $2,382, respectively	1,298	1,302
Operating lease right-of-use assets	310	332
Goodwill	1,565	1,575
Trademarks, net	690	693
Other intangible assets, net	210	225
Other assets	376	378
Total assets	$6,190	$6,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$383	$—
Current maturities of long-term debt	600	300
Current operating lease liabilities	73	81
Accounts payable and accrued liabilities	1,540	1,675
Total current liabilities	2,596	2,056
Long-term debt	1,886	2,484
Long-term operating lease liabilities	286	301
Other liabilities	861	834
Deferred income taxes	70	67
Total liabilities	5,699	5,742
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of December 31, 2021 and June 30, 2021; and 122,964,541 and 122,780,220 shares outstanding as of December 31, 2021 and June 30, 2021, respectively	131	131
Additional paid-in capital	1,180	1,186
Retained earnings	949	1,036
Treasury stock, at cost: 7,776,920 and 7,961,241 shares as of December 31, 2021 and June 30, 2021, respectively	(1,373)	(1,396)
Accumulated other comprehensive net (loss) income	(574)	(546)
Total Clorox stockholders’ equity	313	411
Noncontrolling interests	178	181
Total stockholders’ equity	491	592
Total liabilities and stockholders’ equity	$6,190	$6,334

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2021	12/31/2020
Operating activities:
Net earnings	$215	$678
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	110	104
Stock-based compensation	25	35
Deferred income taxes	6	41
Other	18	(65)
Changes in:
Receivables, net	31	72
Inventories, net	(72)	(140)
Prepaid expenses and other current assets	(2)	(17)
Accounts payable and accrued liabilities	(130)	23
Operating lease right-of-use assets and liabilities, net	(1)	—
Income taxes payable / prepaid	22	(102)
Net cash provided by operations	222	629
Investing activities:
Capital expenditures	(109)	(151)
Businesses acquired, net of cash acquired	—	(85)
Other	(3)	(22)
Net cash used for investing activities	(112)	(258)
Financing activities:
Notes and loans payable, net	383	—
Long-term debt repayments	(300)	—
Treasury stock purchased	(25)	(300)
Cash dividends paid to Clorox stockholders	(285)	(280)
Cash dividends paid to noncontrolling interests	(5)	(18)
Issuance of common stock for employee stock plans and other	(3)	74
Net cash used for financing activities	(235)	(524)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	11
Net increase (decrease) in cash, cash equivalents, and restricted cash	(128)	(142)
Cash, cash equivalents, and restricted cash:
Beginning of period	324	879
End of period	$196	$737

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2021 and 2020, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
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

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	12/31/2021	6/30/2021
Finished goods	$626	$543
Raw materials and packaging	220	229
Work in process	14	11
LIFO allowances	(42)	(31)
Total	$818	$752

NOTE 4. DEBT
Short-term borrowings
In November 2021, $300 of the Company’s senior notes with an annual fixed interest rate of 3.80% became due and were repaid using commercial paper borrowings.
The weighted average effective interest rate of notes and loans payable as of December 31, 2021 was 0.27%. The Company had no notes and loans payable outstanding as of June 30, 2021.

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
As of December 31, 2021, the notional amount of commodity derivatives was $32, of which $19 related to soybean oil futures used for the Food products business and $13 related to jet fuel swaps used for the Grilling business. As of June 30, 2021, the notional amount of commodity derivatives was $32, of which $23 related to soybean oil futures and $9 related to jet fuel swaps.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $46 and $70, respectively, as of both December 31, 2021 and June 30, 2021.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have durations of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The notional amounts of outstanding interest rate contracts used by the Company were $300 as of both December 31, 2021 and June 30, 2021. These contracts represent forward starting interest rate swap contracts with a maturity date of September 2022 to manage the exposure to interest rate volatility associated with future interest payments on a forecasted debt issuance.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Commodity, Foreign Exchange and Interest Rate Derivatives
The Company designates its commodity forward and futures contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate contracts for forecasted interest payments as cash flow hedges.
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Commodity purchase derivative contracts	$2	$6	$2	$7
Foreign exchange derivative contracts	—	(2)	1	(3)
Interest rate derivative contracts	(3)	7	—	10
Total	$(1)	$11	$3	$14

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended		Six Months Ended
		12/31/2021	12/31/2020	12/31/2021	12/31/2020
Commodity purchase derivative contracts	Cost of products sold	$5	$(1)	$10	$(2)
Foreign exchange derivative contracts	Cost of products sold	—	—	—	—
Interest rate derivative contracts	Interest expense	(1)	(1)	(3)	(3)
Total		$4	$(2)	$7	$(5)

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of December 31, 2021, that is expected to be reclassified into Net earnings (losses) within the next twelve months is $5.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually-defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of both December 31, 2021 and June 30, 2021, $0 contained such terms. As of both December 31, 2021 and June 30, 2021, neither the Company nor any counterparty was required to post any collateral, as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2021 and June 30, 2021, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both December 31, 2021 and June 30, 2021, the Company maintained cash margin balances related to exchange-traded futures contracts of $2 and $0, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of both December 31, 2021 and June 30, 2021, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			12/31/2021		6/30/2021
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Prepaid expenses and other current assets	1	$—	$—	$5	$5
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	3	3	4	4
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	2	2	—	—
Interest rate contracts	Prepaid expenses and other current assets	2	24	24	24	24
			$29	$29	$33	$33
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	1	1	—	—
			$1	$1	$—	$—

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			12/31/2021		6/30/2021
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$56	$56	$196	$196
Time deposits	Cash and cash equivalents (1)	2	3	3	11	11
Trust assets for nonqualified deferred compensation plans	Other assets	1	149	149	136	136
			$208	$208	$343	$343
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$383	$383	$—	$—
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (3)	2	2,486	2,614	2,784	2,963
			$2,869	$2,997	$2,784	$2,963
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

NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 23.1% and 22.8% for the three and six months ended December 31, 2021, respectively, and 21.2% and 20.9% for the three and six months ended December 31, 2020, respectively.

NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Basic	123,064	126,216	123,022	126,281
Dilutive effect of stock options and other	846	1,919	954	2,176
Diluted	123,910	128,135	123,976	128,457

Antidilutive stock options and other	1,065	437	1,067	437

Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 8. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Net earnings	$72	$261	$215	$678
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5)	37	(28)	47
Net unrealized gains (losses) on derivatives	(4)	10	(3)	15
Pension and postretirement benefit adjustments	2	1	3	3
Total other comprehensive (loss) income, net of tax	(7)	48	(28)	65
Comprehensive income	65	309	187	743
Less: Total comprehensive income attributable to noncontrolling interests	3	2	4	4
Total comprehensive income attributable to Clorox	$62	$307	$183	$739

NOTE 9. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended December 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of September 30, 2020	$159	158,741	$1,146	$3,840	$(3,407)	(32,704)	$(623)	$196	$1,311
Net earnings	—	—	—	259	—	—	—	2	261
Other comprehensive (loss) income	—	—	—	—	—	—	48	—	48
Dividends to Clorox stockholders ($1.11 per share declared)	—	—	—	(141)	—	—	—	—	(141)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	22	—	—	—	—	—	22
Other employee stock plan activities	—	—	8	(16)	89	667	—	—	81
Treasury stock purchased	—	—	—	—	(200)	(980)	—	—	(200)
Treasury stock retirement (1)	(28)	(28,000)	—	(2,640)	2,668	28,000	—	—	—
Balance as of December 31, 2020	$131	130,741	$1,176	$1,302	$(850)	(5,017)	$(575)	$196	$1,380

Balance as of September 30, 2021	$131	130,741	$1,166	$1,027	$(1,389)	(7,885)	$(567)	$179	$547
Net earnings	—	—	—	69	—	—	—	3	72
Other comprehensive (loss) income	—	—	—	—	—	—	(7)	—	(7)
Dividends to Clorox stockholders ($1.16 per share declared)	—	—	—	(144)	—	—	—	—	(144)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	16	—	—	—	—	—	16
Other employee stock plan activities	—	—	(2)	(3)	16	108	—	—	11
Balance as of December 31, 2021	$131	130,741	$1,180	$949	$(1,373)	(7,777)	$(574)	$178	$491

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)

	Six Months Ended December 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2020	$159	158,741	$1,137	$3,567	$(3,315)	(32,543)	$(640)	$—	$908
Net earnings	—	—	—	674	—	—	—	4	678
Other comprehensive (loss) income	—	—	—	—	—	—	65	—	65
Dividends to Clorox stockholders ($2.22 per share declared)	—	—	—	(282)	—	—	—	—	(282)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Business combinations including purchase accounting adjustments	—	—	—	—	—	—	—	198	198
Stock-based compensation	—	—	35	—	—	—	—	—	35
Other employee stock plan activities	—	—	4	(17)	97	950	—	—	84
Treasury stock purchased	—	—	—	—	(300)	(1,424)	—	—	(300)
Treasury stock retirement (1)	(28)	(28,000)	—	(2,640)	2,668	28,000	$—	—	—
Balance as of December 31, 2020	$131	130,741	$1,176	$1,302	$(850)	(5,017)	$(575)	$196	$1,380

Balance as of June 30, 2021	$131	130,741	$1,186	$1,036	$(1,396)	(7,961)	$(546)	$181	$592
Net earnings	—	—	—	211	—	—	—	4	215
Other comprehensive (loss) income	—	—	—	—	—	—	(28)	—	(28)
Dividends to Clorox stockholders ($2.32 per share declared)	—	—	—	(287)	—	—	—	—	(287)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	25	—	—	—	—	—	25
Other employee stock plan activities	—	—	(31)	(11)	48	336	—	—	6
Treasury stock purchased	—	—	—	—	(25)	(152)	—	—	(25)
Balance as of December 31, 2021	$131	130,741	$1,180	$949	$(1,373)	(7,777)	$(574)	$178	$491
(1) On November 18, 2020 the Company retired 28 million shares of its treasury stock. These shares are now authorized but unissued. There was no effect on the Company’s overall equity position as a result of the retirement.

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three Months Ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of September 30, 2020	$(440)	$(13)	$(170)	$(623)
Other comprehensive (loss) income before reclassifications	36	11	—	47
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	2	4
Income tax benefit (expense)	1	(3)	(1)	(3)
Net current period other comprehensive (loss) income	37	10	1	48
Balance as of December 31, 2020	$(403)	$(3)	$(169)	$(575)

Balance as of September 30, 2021	$(426)	$22	$(163)	$(567)
Other comprehensive (loss) income before reclassifications	(5)	(1)	—	(6)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(4)	2	(2)
Income tax benefit (expense), and other	—	1	—	1
Net current period other comprehensive (loss) income	(5)	(4)	2	(7)
Balance as of December 31, 2021	$(431)	$18	$(161)	$(574)

	Six Months Ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2020	$(450)	$(18)	$(172)	$(640)
Other comprehensive (loss) income before reclassifications	45	14	—	59
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	5	4	9
Income tax benefit (expense)	2	(4)	(1)	(3)
Net current period other comprehensive (loss) income	47	15	3	65
Balance as of December 31, 2020	$(403)	$(3)	$(169)	$(575)

Balance as of June 30, 2021	$(403)	$21	$(164)	$(546)
Other comprehensive (loss) income before reclassifications	(28)	3	—	(25)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(7)	4	(3)
Income tax benefit (expense), and other	—	1	(1)	—
Net current period other comprehensive (loss) income	(28)	(3)	3	(28)
Balance as of December 31, 2021	$(431)	$18	$(161)	$(574)

Included in foreign currency translation adjustments are remeasurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 10. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Service cost	$—	$—	$—	$—
Interest cost	4	3	8	7
Expected return on plan assets (1)	(3)	(3)	(7)	(7)
Amortization of unrecognized items	2	2	4	5
Total	$3	$2	$5	$5
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2022 net periodic benefit cost is 3.0%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three and six months ended December 31, 2021, and $(1) for both the three and six months ended December 31, 2020.
During the three months ended December 31, 2021 and 2020, the Company made $2 in contributions to its domestic retirement income plans. During the six months ended December 31, 2021 and 2020, the Company made $5 and $4 in contributions to its domestic retirement income plans, respectively.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs, all other components are reflected in Other (income) expense, net.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of both December 31, 2021 and June 30, 2021, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of both December 31, 2021 and June 30, 2021, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators, which has not resulted in a change to the recorded liability. While the Company believes its latest estimates of remediation costs are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability, as of both December 31, 2021 and June 30, 2021. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both December 31, 2021 and June 30, 2021.
As of December 31, 2021, the Company was party to a letter of credit of $14, related to one of its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Health and Wellness	$648	$817	$1,393	$1,630
Household	423	411	865	911
Lifestyle	324	317	655	635
International	296	297	584	582
Corporate	—	—	—	—
Total	$1,691	$1,842	$3,497	$3,758

	Earnings (losses) before income taxes
	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Health and Wellness	$56	$247	$161	$498
Household	10	60	46	169
Lifestyle	80	89	173	191
International	19	30	49	154
Corporate	(72)	(94)	(151)	(154)
Total	$93	$332	$278	$858
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% for the three and six months ended December 31, 2021, and 23% and 24% for the three and six months ended December 31, 2020, respectively.

NOTE 12. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by SBU, for the periods indicated:

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Cleaning	29%	33%	31%	31%
Professional Products	5%	8%	5%	8%
Vitamins, Minerals and Supplements	4%	4%	4%	4%
Health and Wellness	38%	45%	40%	43%
Bags and Wraps	13%	11%	12%	11%
Cat Litter	8%	7%	7%	7%
Grilling	4%	4%	5%	7%
Household	25%	22%	24%	25%
Food Products	10%	9%	10%	9%
Natural Personal Care	5%	4%	5%	4%
Water Filtration	4%	4%	4%	4%
Lifestyle	19%	17%	19%	17%
International	18%	16%	17%	15%
Total	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on August 10, 2021, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and six month periods ended December 31, 2021 (the current period) to the three and six month periods ended December 31, 2020 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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
•International consists of products sold outside the U.S. Products within this segment include laundry additives, home care products, water-filtration systems and filters, digestive health products; grilling products; cat litter products; food products, bags and wraps, natural personal care products, and professional cleaning and disinfecting products marketed primarily under the Clorox®, Ayudin®, Clorinda®, Poett®, Pine-Sol®, Glad®, Brita®, RenewLife®, Ever Clean® and Burt’s Bees® brands.

RECENT EVENTS RELATED TO COVID-19
For our fiscal quarter ended December 31, 2021, the coronavirus (COVID-19) pandemic continued to cause economic and social disruptions that led to ongoing uncertainties. Demand for many of the products across the Company portfolio remained elevated compared to pre-pandemic levels. The Company expects a continuing inflationary environment, marked by higher manufacturing and logistics costs as well as increased commodity costs. While we have not experienced significant disruptions in our operations during fiscal year 2022 to date, risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present. We are continuing to address these impacts to our operations.
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
The extent of COVID-19’s effect on the Company’s operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic in different countries, the emergence of COVID-19 variants and the effectiveness of vaccines against these variants, the Company’s continued ability to manufacture and distribute its products, any future government actions affecting consumers, our business operations, including any vaccine mandates, or the economy in general, and effectiveness of global vaccines, all of which are uncertain and difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.
For additional information on the impacts and our response to the coronavirus pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended			Six Months Ended
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020	% Change
Net sales	$1,691	$1,842	(8)%	$3,497	$3,758	(7)%

	Three Months Ended December 31, 2021
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(21)%	(18)%	—%	—%	(3)%	(21)%	(18)%
Household	3	(2)	—	—	5	3	(2)
Lifestyle	2	1	—	—	1	2	1
International	—	(5)	—	(3)	8	3	(5)
Total	(8)%	(10)%	—%	—%	2%	(8)%	(10)%

	Six Months Ended December 31, 2021
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(15)%	(9)%	—%	—%	(6)%	(15)%	(9)%
Household	(5)	(5)	—	—	—	(5)	(5)
Lifestyle	3	3	—	—	—	3	3
International	—	(3)	—	(3)	6	3	(3)
Total	(7)%	(6)%	—%	—%	(1)%	(7)%	(6)%

(1) This represents the net impact on net sales growth / (decrease) from pricing actions, mix and other factors.
(2) Organic sales growth/ (decrease) is defined as net sales growth/ (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Information” below for reconciliation of organic sales growth/(decrease) to net sales growth/ (decrease), the most directly comparable GAAP financial information.
(3) Organic volume represents volume excluding the effect of any acquisitions and divestitures.

Net sales in the current three month period decreased by 8%, reflecting lower shipments primarily in the Health and Wellness reportable segment. Volume decreased by 10% versus the prior period. The variance between volume and net sales was primarily due to the impact of favorable price mix.

Net sales in the current six month period decreased by 7%, reflecting lower shipments primarily in the Health and Wellness reportable segment. Volume decreased by 6% versus the prior period. The variance between volume and net sales was primarily due to the impact of unfavorable price mix.

	Three Months Ended			Six Months Ended
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020	% Change
Gross profit	$558	$837	(33)%	$1,228	$1,757	(30)%
Gross margin	33.0%	45.4%		35.1%	46.8%

Gross margin decreased by 1240 basis points in the current three month period from 45.4% to 33%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable commodity costs.

Gross margin decreased by 1170 basis points in the current six month period from 46.8% to 35.1%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable commodity costs.

Expenses

	Three Months Ended
				% of Net Sales
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020
Selling and administrative expenses	$241	$269	(10)%	14.3%	14.6%
Advertising costs	167	187	(11)	9.9	10.2
Research and development costs	34	40	(15)	2.0	2.2

	Six Months Ended
				% of Net Sales
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020
Selling and administrative expenses	$477	$507	(6)%	13.6%	13.5%
Advertising costs	349	366	(5)	10.0	9.7
Research and development costs	67	72	(7)	1.9	1.9

Selling and administrative expenses, as a percentage of net sales, decreased by 30 basis points and increased by 10 basis points in the current three and six month periods, respectively. The dollar decrease in the current three and six month periods in selling and administrative expenses was primarily due to lower incentive compensation expenses, partially offset by investments in the Company’s digital capabilities and productivity enhancements.

Advertising costs, as a percentage of net sales, decreased by 30 basis points and increased by 30 basis points in the current three and six month periods, respectively. The dollar decrease in the current three and six month periods in advertising costs was primarily to scale expenses in line with net sales. The Company’s U.S. retail advertising spend as a percentage of net sales was 10% and 11% in the current and prior three month periods, respectively.

Research and development costs, as a percentage of net sales, were essentially flat in the current three and six month periods as compared to the prior periods. The Company continues to invest behind product innovation and cost savings.

Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Interest expense	$23	$24	$48	$49
Other (income) expense, net	—	(15)	9	(95)
Effective tax rate on earnings	23.1%	21.2%	22.8%	20.9%

Other (income) expense, net was $0 and ($15) in the current and prior three month periods, respectively, and $9 and ($95) in the current and prior six month periods, respectively. The variance between the current and prior three month periods was not significant. The variance between the current and prior six month periods was primarily due to the one-time, noncash remeasurement gain from the Company’s previously held equity interest in the Kingdom of Saudi Arabia (Saudi joint venture).

The effective tax rate on earnings was 23.1% and 22.8% for the current three and six month periods, respectively, and 21.2% and 20.9% for the prior three and six month periods, respectively.

Diluted net earnings per share

	Three Months Ended			Six Months Ended
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020	% Change
Diluted net earnings per share	$0.56	$2.03	(72)%	$1.70	$5.25	(68)%

Diluted net earnings per share (EPS) decreased by $1.47, or 72%, in the current three month period, primarily due to lower gross margin and lower net sales.

Diluted EPS decreased by $3.55, or 68%, in the current six month period, primarily due to lower gross margin and lower net sales, in addition to the one-time, noncash remeasurement gain recognized on the previously held equity interest in the Saudi joint venture in the prior period.

SEGMENT RESULTS

The following presents the results of the Company’s reportable segments and certain unallocated costs reflected in Corporate
(see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Health and Wellness

	Three Months Ended			Six Months Ended
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020	% Change
Net sales	$648	$817	(21)%	$1,393	$1,630	(15)%
Earnings before income taxes	56	247	(77)	161	498	(68)

Volume, net sales and earnings before income taxes decreased by 18%, 21% and 77%, respectively, during the current three month period. The volume and net sales decreases were primarily driven by lower shipments in Cleaning and the Professional Products portfolio due to higher COVID-19 related demand in the prior period. The variance between volume and net sales was primarily due to unfavorable mix. The decrease in earnings before income taxes in the current period was primarily due to lower net sales, higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by lower advertising costs.

Volume, net sales and earnings before income taxes decreased by 9%, 15% and 68%, respectively, during the current six month period. The volume and net sales decreases were primarily due to lower shipments in the Professional Products portfolio as customers continue to work through high inventory levels as well as higher COVID-19 related demand in the prior period. The variance between volume and net sales was primarily due to unfavorable mix. The decrease in earnings before income taxes in the current period was primarily due to lower net sales, higher manufacturing and logistics costs and unfavorable commodity costs.

Household

	Three Months Ended			Six Months Ended
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020	% Change
Net sales	$423	$411	3%	$865	$911	(5)%
Earnings before income taxes	10	60	(83)	46	169	(73)

Volume and earnings before income taxes decreased by 2% and 83%, respectively, and net sales increased by 3% during the current three month period. The volume decrease was primarily driven by lower shipments in Litter due to a shift in timing of merchandising support in the club channel, partially offset by higher shipments of Bags and Wraps due to strong consumption supported by innovation. The variance between volume and net sales was primarily due to favorable mix and price increases. The decrease in earnings before income taxes was mainly due to unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by net sales growth.

Both volume and net sales decreased by 5% and earnings before income taxes decreased by 73%, during the current six month period. The volume and net sales decreases were primarily driven by lower shipments in Grilling due to higher demand and retailer inventory builds in the prior period. The decrease in earnings before income taxes was mainly due to unfavorable commodity costs and higher manufacturing and logistics costs.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020	% Change
Net sales	$324	$317	2%	$655	$635	3%
Earnings before income taxes	80	89	(10)	173	191	(9)

Volume and net sales increased by 1% and 2%, respectively, and earnings before income taxes decreased by 10% during the current three month period. The volume and net sales increases were primarily driven by higher shipments of Brita water-filtration products due to expanded distribution and strong merchandising, and in Food due to improved supply as well as merchandising support. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by net sales growth.

Both volume and net sales increased by 3% and earnings before income taxes decreased by 9%, during the current six month period. The volume and net sales growth were primarily driven by higher shipments of Brita water-filtration products due to merchandising support. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by net sales growth.

International

	Three Months Ended			Six Months Ended
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020	% Change
Net sales	$296	$297	—%	$584	$582	—%
Earnings before income taxes	19	30	(37)	49	154	(68)

Volume and earnings before income taxes decreased by 5% and 37%, respectively, and net sales was essentially flat during the current three month period. The volume decrease was primarily due to higher COVID-19 related demand in the prior period. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs, higher manufacturing and logistics costs and lower shipments, partially offset primarily by the benefit of price increases.

Volume and earnings before income taxes decreased by 3% and 68%, respectively, and net sales was essentially flat during the current six month period. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to the one-time, noncash remeasurement gain recognized on the previously held equity interest in the Saudi joint venture recognized in the prior period, unfavorable commodity costs and higher manufacturing and logistics costs, partially offset primarily by the benefit of price increases.

Argentina

Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings. The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, economic recession, impacts of COVID-19 and temporary price controls. As of both December 31, 2021 and June 30, 2021, the net asset position, excluding goodwill, of Clorox Argentina was $40 and $48, respectively. Of these net assets, cash balances were approximately $6 and $11 as of both December 31, 2021 and June 30, 2021, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for the six months ended December 31, 2021 and the fiscal year ended June 30, 2021.

For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Corporate

Corporate includes certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses.

	Three Months Ended			Six Months Ended
	12/31/2021	12/31/2020	% Change	12/31/2021	12/31/2020	% Change
Losses before income taxes	$(72)	$(94)	(23)%	$(151)	$(154)	(2)%

Losses before income taxes decreased by $22 in the current three month period primarily due to lower employee incentive compensation expenses, partially offset by investments in the Company’s digital capabilities and productivity enhancements. Losses before income taxes was essentially flat in the current six month period.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of December 31, 2021. The following table summarizes cash activities:

	Six Months Ended
	12/31/2021	12/31/2020
Net cash provided by operations	$222	$629
Net cash used for investing activities	(112)	(258)
Net cash used for financing activities	(235)	(524)

Operating Activities

Net cash provided by operations was $222 in the current six month period, compared with $629 in the prior six month period. The decrease was primarily driven by lower cash earnings and higher working capital mainly due to decreased Accounts payable and accrued liabilities driven by timing of spend in the current six month period. These decreases were partially offset by lower tax and employee incentive compensation payments in the current six month period.

Investing Activities

Net cash used for investing activities was $112 in the current six month period, compared with $258 in the prior six month period. The year-over-year decrease was mainly due to the acquisition of an additional interest in the Company’s Saudi joint venture in the prior period and lower capital spending in the current six month period.

Financing Activities

Net cash used for financing activities was $235 in the current six month period, compared with $524 in the prior six month period. The year-over-year decrease was mainly due to lower treasury stock purchases and net cash sourced from borrowings in the current six month period.

Current period financing activities included repayment of $300 of the Company’s senior notes with an annual fixed interest rate of 3.80% that became due in November 2021 and were repaid using commercial paper borrowings.

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

Credit Arrangements

As of December 31, 2021, the Company maintained a $1,200 revolving credit agreement that matures in November 2024 (the Credit Agreement). There were no borrowings under the Credit Agreement as of both December 31, 2021 and June 30, 2021, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar non-cash charges (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2021, and anticipates being in compliance with all restrictive covenants for the foreseeable future.

As of December 31, 2021, the Company maintained $34 of foreign and other credit lines, of which $2 was outstanding.

Stock Repurchases and Dividend Payments

As of December 31, 2021, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three months ended December 31, 2021 and 2020, the Company repurchased 0 and 980 thousand shares of common stock at a cost of $0 and $200, respectively. During the six months ended December 31, 2021 and 2020, the Company repurchased 152 and 1,424 thousand shares of common stock at a cost of $25 and $300, respectively.

Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Dividends per share declared	$1.16	$1.11	$2.32	$2.22
Total dividends paid	143	140	285	280

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

The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended December 31, 2021
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(21)%	3%	2%	—%	(8)%
Add: Foreign Exchange	—	—	—	3	—
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(21)%	3%	2%	3%	(8)%

	Six Months Ended December 31, 2021
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(15)%	(5)%	3%	—%	(7)%
Add: Foreign Exchange	—	—	—	3	—
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(15)%	(5)%	3%	3%	(7)%

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
•risks related to additional increases in the estimated fair value of Procter & Gamble Co.’s interest in the Glad business;
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
No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2022.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2021	—	$—	—	$993 million
November 1 to 30, 2021	—	—	—	$993 million
December 1 to 31, 2021	—	—	—	$993 million
Total	—	$—	—
____________________

(1)Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1
The Clorox Company 2005 Stock Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Shareholders filed with the Securities and Exchange Commission on October 6, 2021).

10.2
Third Amended and Restated Executive Change in Control Severance Plan, effective November 17, 2021 (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed November 17, 2021, incorporated herein by reference).

10.3
Severance Plan for Clorox Executive Committee Members, fourth amended and restated effective as of November 17, 2021 (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed November 17, 2021, incorporated herein by reference).

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

THE CLOROX COMPANY
(Registrant)

DATE: February 3, 2022	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller