Form 10-Q
period 2022-03-31
CLOROX CO /DE/
filed 2022-05-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.
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

As of April 18, 2022, there were 123,079,993 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Net sales	$1,809	$1,781	$5,306	$5,539
Cost of products sold	1,160	1,007	3,429	3,008
Gross profit	649	774	1,877	2,531
Selling and administrative expenses	233	237	710	744
Advertising costs	153	200	502	566
Research and development costs	31	32	98	104
Goodwill, trademark and other asset impairments	—	329	—	329
Interest expense	21	25	69	74
Other (income) expense, net	11	10	20	(85)
Earnings (losses) before income taxes	200	(59)	478	799
Income taxes	48	—	111	180
Net earnings (losses)	152	(59)	367	619
Less: Net earnings attributable to noncontrolling interests	2	2	6	6
Net earnings (losses) attributable to Clorox	$150	$(61)	$361	$613
Net earnings (losses) per share attributable to Clorox
Basic net earnings (losses) per share	$1.22	$(0.49)	$2.93	$4.86
Diluted net earnings (losses) per share	$1.21	$(0.49)	$2.91	$4.78
Weighted average shares outstanding (in thousands)
Basic	123,177	125,610	123,074	126,057
Diluted	123,877	125,610	123,943	128,030

Comprehensive income (loss)	$207	$(37)	$394	$706
Less: Total comprehensive income attributable to noncontrolling interests	2	2	6	6
Total comprehensive income (loss) attributable to Clorox	$205	$(39)	$388	$700

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	3/31/2022	6/30/2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$241	$319
Receivables, net	660	604
Inventories, net	803	752
Prepaid expenses and other current assets	165	154
Total current assets	1,869	1,829
Property, plant and equipment, net of accumulated depreciation and amortization of $2,510 and $2,382, respectively	1,312	1,302
Operating lease right-of-use assets	311	332
Goodwill	1,572	1,575
Trademarks, net	690	693
Other intangible assets, net	204	225
Other assets	364	378
Total assets	$6,322	$6,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$395	$—
Current maturities of long-term debt	600	300
Current operating lease liabilities	73	81
Accounts payable and accrued liabilities	1,575	1,675
Total current liabilities	2,643	2,056
Long-term debt	1,887	2,484
Long-term operating lease liabilities	288	301
Other liabilities	843	834
Deferred income taxes	85	67
Total liabilities	5,746	5,742
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of March 31, 2022 and June 30, 2021; and 123,071,356 and 122,780,220 shares outstanding as of March 31, 2022 and June 30, 2021, respectively	131	131
Additional paid-in capital	1,195	1,186
Retained earnings	951	1,036
Treasury stock, at cost: 7,670,105 and 7,961,241 shares as of March 31, 2022 and June 30, 2021, respectively	(1,358)	(1,396)
Accumulated other comprehensive net (loss) income	(519)	(546)
Total Clorox stockholders’ equity	400	411
Noncontrolling interests	176	181
Total stockholders’ equity	576	592
Total liabilities and stockholders’ equity	$6,322	$6,334

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2022	3/31/2021
Operating activities:
Net earnings	$367	$619
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	167	157
Stock-based compensation	44	52
Deferred income taxes	11	(21)
Goodwill, trademark and other asset impairments	—	329
Other	7	(53)
Changes in:
Receivables, net	(56)	46
Inventories, net	(53)	(220)
Prepaid expenses and other current assets	2	(29)
Accounts payable and accrued liabilities	(93)	94
Operating lease right-of-use assets and liabilities, net	—	(1)
Income taxes payable / prepaid	55	(80)
Net cash provided by operations	451	893
Investing activities:
Capital expenditures	(172)	(232)
Businesses acquired, net of cash acquired	—	(85)
Other	5	(24)
Net cash used for investing activities	(167)	(341)
Financing activities:
Notes and loans payable, net	395	—
Long-term debt repayments	(300)	—
Treasury stock purchased	(25)	(605)
Cash dividends paid to Clorox stockholders	(428)	(420)
Cash dividends paid to noncontrolling interests	(5)	(18)
Issuance of common stock for employee stock plans and other	—	99
Net cash used for financing activities	(363)	(944)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	10
Net increase (decrease) in cash, cash equivalents, and restricted cash	(81)	(382)
Cash, cash equivalents, and restricted cash:
Beginning of period	324	879
End of period	$243	$497

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2022 and 2021, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
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

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	3/31/2022	6/30/2021
Finished goods	$602	$543
Raw materials and packaging	206	229
Work in process	37	11
LIFO allowances	(42)	(31)
Total	$803	$752

NOTE 4. GOODWILL, TRADEMARK AND OTHER ASSET IMPAIRMENTS
The Company tests its goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. Finite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying value of an asset (or asset group) may not be recoverable.
There were no impairment charges for goodwill or intangible assets recorded by the Company during the three and nine months ended March 31, 2022.
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

Impairment Charge
Goodwill	$228
Trademarks, net	93
Other intangible assets, net	7
Property, plant and equipment, net	1
Total	$329
In connection with recognizing these impairment charges, the Company recognized tax benefits related to the impairments of $62 due to the partial tax deductibility of these charges.
Refer to the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for further information related to the VMS reporting unit goodwill, intangibles and other asset impairments.

NOTE 5. DEBT
Short-term borrowings
In November 2021, $300 of the Company’s senior notes with an annual fixed interest rate of 3.80% became due and were repaid using commercial paper borrowings.
The weighted average effective interest rate of notes and loans payable as of March 31, 2022 was 0.77%. The Company had no notes and loans payable outstanding as of June 30, 2021.

NOTE 5: DEBT (continued)
Credit arrangements
On March 25, 2022, the Company entered into a new $1,200 revolving credit agreement (the Credit Agreement) that matures in March 2027. The Credit Agreement replaced a prior $1,200 revolving credit agreement (the Prior Credit Agreement) in place since November 2019. The Credit Agreement changed the interest rate benchmark used as a reference rate for borrowings under the Credit Agreement from the London Interbank Offered Rate (LIBOR) to the secured overnight financing rate (SOFR). The Company did not incur any termination fees or penalties in connection with entering the new agreement, which was considered a debt modification. There were no borrowings under either the Credit Agreement or the Prior Credit Agreement as of March 31, 2022 and June 30, 2021, respectively, and the Company believes that borrowings under the new Credit Agreement will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations consistent with the previous agreement, with which the Company was in compliance as of March 31, 2022.

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
As of March 31, 2022, the notional amount of commodity derivatives was $25, of which $13 related to soybean oil futures used for the Food products business and $12 related to jet fuel swaps used for the Grilling business. As of June 30, 2021, the notional amount of commodity derivatives was $32, of which $23 related to soybean oil futures and $9 related to jet fuel swaps.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $59 and $70, respectively, as of March 31, 2022 and June 30, 2021.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have durations of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The notional amounts of outstanding interest rate contracts used by the Company were $950 and $300, respectively, as of March 31, 2022 and June 30, 2021. These contracts represent interest rate swap lock agreements to manage the exposure to interest rate volatility associated with future interest payments on forecasted debt issuance.
Commodity, Foreign Exchange and Interest Rate Derivatives
The Company designates its commodity forward and futures contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate contracts for forecasted interest payments as cash flow hedges.

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings (loss) were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Commodity purchase derivative contracts	$10	$5	$12	$12
Foreign exchange derivative contracts	(1)	2	—	(1)
Interest rate derivative contracts	39	26	39	36
Total	$48	$33	$51	$47

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings (losses)	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings (losses)
		Three Months Ended		Nine Months Ended
		3/31/2022	3/31/2021	3/31/2022	3/31/2021
Commodity purchase derivative contracts	Cost of products sold	$3	$—	$13	$(2)
Foreign exchange derivative contracts	Cost of products sold	—	—	—	—
Interest rate derivative contracts	Interest expense	—	(2)	(3)	(5)
Total		$3	$(2)	$10	$(7)

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of March 31, 2022 that is expected to be reclassified into Net earnings (losses) within the next twelve months is $12.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually-defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of both March 31, 2022 and June 30, 2021, $0 contained such terms. As of both March 31, 2022 and June 30, 2021, neither the Company nor any counterparty was required to post any collateral, as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2022 and June 30, 2021, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange-traded futures contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both March 31, 2022 and June 30, 2021, the Company maintained cash margin balances related to exchange-traded futures contracts of $0, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
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
As of both March 31, 2022 and June 30, 2021, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			3/31/2022		6/30/2021
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Prepaid expenses and other current assets	1	$1	$1	$5	$5
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	6	6	4	4
Commodity purchase swaps contracts	Other assets	2	1	1	—	—
Interest rate contracts	Prepaid expenses and other current assets	2	63	63	24	24
			$71	$71	$33	$33

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			3/31/2022		6/30/2021
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$101	$101	$196	$196
Time deposits	Cash and cash equivalents (1)	2	7	7	11	11
Trust assets for nonqualified deferred compensation plans	Other assets	1	134	134	136	136
			$242	$242	$343	$343
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$395	$395	$—	$—
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (3)	2	2,487	2,461	2,784	2,963
			$2,882	$2,856	$2,784	$2,963
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

NOTE 7. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings (losses) was 23.9% and 23.3% for the three and nine months ended March 31, 2022, respectively, and (1.4)% and 22.5% for the three and nine months ended March 31, 2021, respectively. The substantially lower tax rate on losses before income taxes in the prior three month period was driven by the partial non-deductibility of impaired VMS goodwill.

NOTE 8. NET EARNINGS (LOSSES) PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Basic	123,177	125,610	123,074	126,057
Dilutive effect of stock options and other	700	—	869	1,973
Diluted	123,877	125,610	123,943	128,030

Antidilutive stock options and other	2,489	4,826	2,489	428
Basic net earnings (losses) per share and Diluted net earnings (losses) per share are calculated on Net earnings (losses) attributable to Clorox.

Since the Company generated net losses attributable to Clorox for the three months ended March 31, 2021, there was no dilutive effect of stock options and other instruments because their impact would be antidilutive.

NOTE 9. COMPREHENSIVE INCOME (LOSS)
The following table provides a summary of Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Net earnings (losses)	$152	$(59)	$367	$619
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	19	(7)	(9)	40
Net unrealized gains (losses) on derivatives	34	27	31	42
Pension and postretirement benefit adjustments	2	2	5	5
Total other comprehensive (loss) income, net of tax	55	22	27	87
Comprehensive income (loss)	207	(37)	394	706
Less: Total comprehensive income attributable to noncontrolling interests	2	2	6	6
Total comprehensive income (loss) attributable to Clorox	$205	$(39)	$388	$700

NOTE 10. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended March 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of December 31, 2020	$131	130,741	$1,176	$1,302	$(850)	(5,017)	$(575)	$196	$1,380
Net earnings (losses)	—	—	—	(61)	—	—	—	2	(59)
Other comprehensive (loss) income	—	—	—	—	—	—	22	—	22
Dividends to Clorox stockholders ($1.11 per share declared)	—	—	—	(139)	—	—	—	—	(139)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	17	—	—	—	—	—	17
Other employee stock plan activities	—	—	(3)	(16)	44	283	—	—	25
Treasury stock purchased	—	—	—	—	(305)	(1,648)	—	—	(305)
Balance as of March 31, 2021	$131	130,741	$1,190	$1,086	$(1,111)	(6,382)	$(553)	$195	$938

Balance as of December 31, 2021	$131	130,741	$1,180	$949	$(1,373)	(7,777)	$(574)	$178	$491
Net earnings	—	—	—	150	—	—	—	2	152
Other comprehensive (loss) income	—	—	—	—	—	—	55	—	55
Dividends to Clorox stockholders ($1.16 per share declared)	—	—	—	(143)	—	—	—	—	(143)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	19	—	—	—	—	—	19
Other employee stock plan activities	—	—	(4)	(5)	15	107	—	—	6
Balance as of March 31, 2022	$131	130,741	$1,195	$951	$(1,358)	(7,670)	$(519)	$176	$576

NOTE 10. STOCKHOLDERS’ EQUITY (Continued)

	Nine Months Ended March 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2020	$159	158,741	$1,137	$3,567	$(3,315)	(32,543)	$(640)	$—	$908
Net earnings	—	—	—	613	—	—	—	6	619
Other comprehensive (loss) income	—	—	—	—	—	—	87	—	87
Dividends to Clorox stockholders ($3.33 per share declared)	—	—	—	(421)	—	—	—	—	(421)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Business combinations including purchase accounting adjustments	—	—	—	—	—	—	—	198	198
Stock-based compensation	—	—	52	—	—	—	—	—	52
Other employee stock plan activities	—	—	1	(33)	141	1,233	—	—	109
Treasury stock purchased	—	—	—	—	(605)	(3,072)	—	—	(605)
Treasury stock retirement (1)	(28)	(28,000)	—	(2,640)	2,668	28,000	$—	—	—
Balance as of March 31, 2021	$131	130,741	$1,190	$1,086	$(1,111)	(6,382)	$(553)	$195	$938

Balance as of June 30, 2021	$131	130,741	$1,186	$1,036	$(1,396)	(7,961)	$(546)	$181	$592
Net earnings	—	—	—	361	—	—	—	6	367
Other comprehensive (loss) income	—	—	—	—	—	—	27	—	27
Dividends to Clorox stockholders ($3.48 per share declared)	—	—	—	(430)	—	—	—	—	(430)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	44	—	—	—	—	—	44
Other employee stock plan activities	—	—	(35)	(16)	63	443	—	—	12
Treasury stock purchased	—	—	—	—	(25)	(152)	—	—	(25)
Balance as of March 31, 2022	$131	130,741	$1,195	$951	$(1,358)	(7,670)	$(519)	$176	$576

(1) On November 18, 2020 the Company retired 28 million shares of its treasury stock. These shares are now authorized but unissued. There was no effect on the Company’s overall equity position as a result of the retirement.

NOTE 10. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of December 31, 2020	$(403)	$(3)	$(169)	$(575)
Other comprehensive (loss) income before reclassifications	(6)	33	—	27
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	2	3	5
Income tax benefit (expense)	(1)	(8)	(1)	(10)
Net current period other comprehensive (loss) income	(7)	27	2	22
Balance as of March 31, 2021	$(410)	$24	$(167)	$(553)

Balance as of December 31, 2021	$(431)	$18	$(161)	$(574)
Other comprehensive (loss) income before reclassifications	19	48	—	67
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(3)	2	(1)
Income tax benefit (expense), and other	—	(11)	—	(11)
Net current period other comprehensive (loss) income	19	34	2	55
Balance as of March 31, 2022	$(412)	$52	$(159)	$(519)

	Nine Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2020	$(450)	$(18)	$(172)	$(640)
Other comprehensive (loss) income before reclassifications	38	47	—	85
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	7	7	14
Income tax benefit (expense)	2	(12)	(2)	(12)
Net current period other comprehensive (loss) income	40	42	5	87
Balance as of March 31, 2021	$(410)	$24	$(167)	$(553)

Balance as of June 30, 2021	$(403)	$21	$(164)	$(546)
Other comprehensive (loss) income before reclassifications	(9)	51	—	42
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(10)	6	(4)
Income tax benefit (expense), and other	—	(10)	(1)	(11)
Net current period other comprehensive (loss) income	(9)	31	5	27
Balance as of March 31, 2022	$(412)	$52	$(159)	$(519)

Included in foreign currency translation adjustments are remeasurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 11. EMPLOYEE BENEFIT PLANS
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Service cost	$—	$—	$—	$—
Interest cost	3	4	11	11
Expected return on plan assets (1)	(4)	(4)	(11)	(11)
Settlement loss recognized	1	—	1	—
Amortization of unrecognized items	3	3	7	8
Total	$3	$3	$8	$8
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2022 net periodic benefit cost is 3.0%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three and nine months ended March 31, 2022, and $0 and $(1) for the three and nine months ended March 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, the Company made $8 and $6 in contributions to its domestic retirement income plans, respectively. During the nine months ended March 31, 2022 and 2021, the Company made $13 and $10 in contributions to its domestic retirement income plans, respectively.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs, all other components are reflected in Other (income) expense, net.

NOTE 12. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $28 as of both March 31, 2022 and June 30, 2021, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $14 of the recorded liability as of both March 31, 2022 and June 30, 2021, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators, which has not resulted in a change to the recorded liability. While the Company believes its latest estimates of remediation costs are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $9 and $10 of the recorded liability, as of March 31, 2022 and June 30, 2021, respectively. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing arrangement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.

NOTE 12: OTHER CONTINGENCIES AND GUARANTEES (continued)
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both March 31, 2022 and June 30, 2021.
As of March 31, 2022, the Company was party to a letter of credit of $14, related to one of its insurance carriers, of which $0 had been drawn upon.

NOTE 13. SEGMENT RESULTS
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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Health and Wellness	$662	$680	$2,055	$2,310
Household	539	510	1,404	1,421
Lifestyle	306	293	961	928
International	302	298	886	880
Total	$1,809	$1,781	$5,306	$5,539

	Earnings (losses) before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Health and Wellness (1)	$84	$(183)	$245	$315
Household	92	97	138	266
Lifestyle	66	68	239	259
International	31	30	80	184
Corporate	(73)	(71)	(224)	(225)
Total	$200	$(59)	$478	$799
(1) The earnings (losses) before income taxes for the Health and Wellness segment include a $329 non-cash goodwill, trademark and other asset impairment charge for the VMS SBU for the three and nine months ended March 31, 2021.
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, as a percentage of consolidated net sales, were 25% for the three and nine months ended March 31, 2022, and 24% for the three and nine months ended March 31, 2021.

NOTE 13. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by SBU, for the periods indicated:

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Cleaning	28%	29%	30%	30%
Professional Products	4	5	5	7
Vitamins, Minerals and Supplements	4	4	4	4
Health and Wellness	36%	38%	39%	41%
Bags and Wraps	12	11	12	11
Cat Litter	8	7	8	7
Grilling	10	11	6	8
Household	30%	29%	26%	26%
Food Products	10	10	10	9
Natural Personal Care	4	3	4	4
Water Filtration	3	3	4	4
Lifestyle	17%	16%	18%	17%
International	17%	17%	17%	16%
Total	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on August 10, 2021, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and nine month periods ended March 31, 2022 (the current period) to the three and nine month periods ended March 31, 2021 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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

RECENT EVENTS RELATED TO COVID-19
For our fiscal quarter ended March 31, 2022, the coronavirus (COVID-19) pandemic continued to cause economic and social disruptions that led to ongoing uncertainties. Demand for many of the products across the Company portfolio remained elevated compared to pre-pandemic levels. The Company expects a continuing inflationary environment heightened by the conflict in Ukraine, marked by higher manufacturing and logistics costs as well as increased commodity costs. While we have not experienced significant disruptions in our operations during fiscal year 2022 to date, risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present. We are continuing to address these impacts to our operations.
We have taken an active role in addressing the ongoing pandemic’s impact on our employees, operations, customers, consumers and communities, including taking precautionary measures, such as implementing contingency plans, making operational adjustments where necessary, and providing support to organizations that support front-line workers. As the U.S. and other countries have begun or are expected to begin to reopen their economies and the world moves into new phases of the pandemic, the Company will continue to focus on these priorities, while continuing to strive to serve people as consumer behaviors evolve inside and outside the home.
The extent of COVID-19’s effect on the Company’s operational and financial performance in the future will depend on future developments, including the duration, spread, intensity and phase of the pandemic in different countries, the emergence of COVID-19 variants and the effectiveness of vaccines against these variants, the Company’s continued ability to manufacture and distribute its products, any future government actions affecting consumers, our business operations, including any vaccine mandates, or the economy in general, and effectiveness of global vaccines, all of which are uncertain and difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.
For additional information on the impacts and our response to the coronavirus pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended			Nine Months Ended
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021	% Change
Net sales	$1,809	$1,781	2%	$5,306	$5,539	(4)%

	Three Months Ended March 31, 2022
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/ Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(3)%	1%	—%	—%	(4)%	(3)%	1%
Household	6	2	—	—	4	6	2
Lifestyle	4	6	—	—	(2)	4	6
International	1	2	—	(5)	4	6	2
Total	2%	2%	—%	—%	—%	2%	2%

	Nine Months Ended March 31, 2022
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(11)%	(6)%	—%	—%	(5)%	(11)%	(6)%
Household	(1)	(2)	—	—	1	(1)	(2)
Lifestyle	4	4	—	—	—	4	4
International	1	(1)	—	(3)	5	4	(1)
Total	(4)%	(3)%	—%	—%	(1)%	(4)%	(3)%
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

Net sales and volume in the current three month period both increased by 2%, reflecting higher shipments across all reportable segments, primarily driven by the Lifestyle and Household reportable segments.

Net sales and volume in the current nine month period decreased by 4% and 3%, respectively, reflecting lower shipments primarily in the Health and Wellness reportable segment.

	Three Months Ended			Nine Months Ended
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021	% Change
Gross profit	$649	$774	(16)%	$1,877	$2,531	(26)%
Gross margin	35.9%	43.5%		35.4%	45.7%

Gross margin decreased by 760 basis points in the current three month period from 43.5% to 35.9%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by the benefit of price increases and cost savings.

Gross margin decreased by 1030 basis points in the current nine month period from 45.7% to 35.4%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable commodity costs.

Expenses

	Three Months Ended
				% of Net Sales
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021
Selling and administrative expenses	$233	$237	(2)%	12.9%	13.3%
Advertising costs	153	200	(24)	8.5	11.2
Research and development costs	31	32	(3)	1.7	1.8

	Nine Months Ended
				% of Net Sales
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021
Selling and administrative expenses	$710	$744	(5)%	13.4%	13.4%
Advertising costs	502	566	(11)	9.5	10.2
Research and development costs	98	104	(6)	1.8	1.9

Selling and administrative expenses, as a percentage of net sales, decreased by 40 basis points in the current three month period and were essentially flat in the current nine month period compared to the prior period. The dollar decrease in the current nine month period in selling and administrative expenses was primarily due to lower incentive compensation expenses and the benefit from cost savings, partially offset by the Company’s digital capabilities and productivity enhancements investments.

Advertising costs, as a percentage of net sales, decreased by 270 basis points and 70 basis points in the current three and nine month periods, respectively. The dollar decrease in the current three month period in advertising costs was primarily due to the timing of spending. The dollar decrease in the current nine month period in advertising costs was primarily due to lower advertising spending. The Company’s U.S. retail advertising spend as a percentage of net sales was 9% and 12% in the current and prior three month periods, respectively.

Research and development costs, as a percentage of net sales, were essentially flat in the current three and nine month periods as compared to the prior periods. The Company continues to invest behind product innovation and cost savings.

Goodwill, trademark and other asset impairments, Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Goodwill, trademark and other asset impairments	$—	$329	$—	$329
Interest expense	21	25	69	74
Other (income) expense, net	11	10	20	(85)
Effective tax rate on earnings (losses)	23.9%	(1.4)%	23.3%	22.5%

Goodwill, trademark and other asset impairments of $329 in the prior three and nine month periods reflected noncash impairment charges related to goodwill, trademarks, and other assets held by the VMS business (included within the Health and Wellness segment). See Notes to Condensed Consolidated Financial Statements for further information regarding the impairments recorded.

Other (income) expense, net was $11 and $10 in the current and prior three month periods, respectively, and $20 and ($85) in the current and prior nine month periods, respectively. The variance between the current and prior nine month periods was primarily due to the one-time, noncash remeasurement gain from the Company’s previously held equity interest in the Kingdom of Saudi Arabia (Saudi joint venture) in the prior period.

The effective tax rate on earnings (losses) was 23.9% and 23.3% for the current three and nine month periods, respectively, and (1.4)% and 22.5% for the prior three and nine month periods, respectively. The substantially lower tax rate on losses before income taxes in the prior three month period was driven by the partial non-deductibility of impaired VMS goodwill.

Diluted net earnings (losses) per share

	Three Months Ended			Nine Months Ended
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021	% Change
Diluted net earnings (losses) per share	$1.21	$(0.49)	347%	$2.91	$4.78	(39)%

Diluted net earnings (losses) per share (EPS) increased by $1.70, or 347%, in the current three month period, primarily due to the noncash impairment charges on assets held by the VMS business in the prior period, as well as lower advertising spending and higher net sales, partially offset by lower gross margin all in the current period.

Diluted net EPS decreased by $1.87, or 39%, in the current nine month period, primarily due to lower gross margin, lower net sales and the one-time, noncash remeasurement gain recognized on the previously held equity interest in the Saudi joint venture in the prior period, partially offset by the noncash impairment charges on assets held by the VMS business in the prior period and lower advertising spending in the current period.

SEGMENT RESULTS

The following presents the results of the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Health and Wellness

	Three Months Ended			Nine Months Ended
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021	% Change
Net sales	$662	$680	(3)%	$2,055	$2,310	(11)%
Earnings (losses) before income taxes	84	(183)	146	245	315	(22)

Volume and earnings (losses) before income taxes increased by 1% and 146%, respectively, and net sales decreased by 3% during the current three month period. The increase in volume was due to higher shipments in Cleaning driven by market share growth due to merchandising support, increased supply and innovation, partially offset by lower shipments primarily in the Professional Products portfolio due to the ongoing impacts of the COVID-19 pandemic. The variance between volume and net sales was primarily due to higher trade promotion spending and unfavorable mix, partially offset by the benefit of price increases. The increase in earnings (losses) before income taxes was primarily due to the noncash impairment charges on assets held by the VMS business in the prior period, partially offset by higher manufacturing and logistics costs and lower net sales all in the current period.

Volume, net sales and earnings before income taxes decreased by 6%, 11% and 22%, respectively, during the current nine month period. The volume and net sales decreases were primarily due to lower shipments in the Professional Products portfolio due to higher COVID-19 related demand in the prior period. The variance between volume and net sales was primarily due to unfavorable mix. The decrease in earnings before income taxes was primarily due to lower net sales, higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by the noncash impairment charges on assets held by the VMS business in the prior period and lower advertising spending in the current period.

Household

	Three Months Ended			Nine Months Ended
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021	% Change
Net sales	$539	$510	6%	$1,404	$1,421	(1)%
Earnings before income taxes	92	97	(5)	138	266	(48)

Volume and net sales increased by 2% and 6%, respectively, and earnings before income taxes decreased by 5% during the current three month period. The volume and net sales increases were primarily driven by higher shipments in Litter mainly due to innovation and continued growth in e-commerce channel in the current period, partially offset by lower shipments in Grilling due to higher demand in the prior period. The variance between volume and net sales was primarily due to the benefit of price increases. The decrease in earnings before income taxes was mainly due to unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by net sales growth and lower advertising spending.

Volume, net sales and earnings before income taxes decreased by 2%, 1% and 48%, during the current nine month period. The volume decrease was primarily driven by lower shipments in Grilling due to higher demand in the prior period. The variance between volume and net sales was primarily due to the benefit of price increases and lower trade promotion spending, partially offset by unfavorable mix. The decrease in earnings before income taxes was mainly due to unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by lower advertising spending and cost savings.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021	% Change
Net sales	$306	$293	4%	$961	$928	4%
Earnings before income taxes	66	68	(3)	239	259	(8)

Volume and net sales increased by 6% and 4%, respectively, and earnings before income taxes decreased by 3% during the current three month period. The volume and net sales increases were primarily driven by higher shipments of Natural Personal Care products primarily due to strong consumption, innovation and expanded distribution. The variance between volume and net sales was mainly due to higher trade promotion spending and unfavorable mix, partially offset by the benefit of price increases. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by lower advertising spending and net sales growth.

Both volume and net sales increased by 4% and earnings before income taxes decreased by 8%, during the current nine month period. The volume and net sales growth were primarily driven by higher shipments of Natural Personal Care products primarily due to strong consumption, innovation and expanded distribution, and higher shipments of Brita water-filtration products due to expanded distribution and merchandising support. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by net sales growth.

International

	Three Months Ended			Nine Months Ended
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021	% Change
Net sales	$302	$298	1%	$886	$880	1%
Earnings before income taxes	31	30	3	80	184	(57)

Volume, net sales and earnings before income taxes increased by 2%, 1% and 3%, respectively, during the current three month period. Volume increased primarily driven by higher shipments from ongoing demand for cleaning, disinfecting and litter products.The increase in earnings before income taxes was primarily due to net sales growth, partially offset by unfavorable commodity costs.

Volume and earnings before income taxes decreased by 1% and 57%, respectively, and net sales increased by 1% during the current nine month period.The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to the one-time, noncash remeasurement gain recognized on the previously held equity interest in the Saudi joint venture recognized in the prior period, unfavorable commodity costs and higher manufacturing and logistics costs, partially offset by net sales growth and cost savings all in the current period.

Argentina

Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings. The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, economic recession, impacts of COVID-19 and temporary price controls. As of March 31, 2022 and June 30, 2021, the net asset position, excluding goodwill, of Clorox Argentina was $44 and $48, respectively. Of these net assets, cash balances were approximately $12 and $11 as of March 31, 2022 and June 30, 2021, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for the nine months ended March 31, 2022 and the fiscal year ended June 30, 2021.

For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Corporate

Corporate includes certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses.

	Three Months Ended			Nine Months Ended
	3/31/2022	3/31/2021	% Change	3/31/2022	3/31/2021	% Change
Losses before income taxes	$(73)	$(71)	3%	$(224)	$(225)	—%

Losses before income taxes were essentially flat in the current three and nine month periods due to increased investments in the Company’s digital capabilities and productivity enhancements offset by lower employee incentive compensation expenses.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of March 31, 2022. The following table summarizes cash activities:

	Nine Months Ended
	3/31/2022	3/31/2021
Net cash provided by operations	$451	$893
Net cash used for investing activities	(167)	(341)
Net cash used for financing activities	(363)	(944)

Operating Activities

Net cash provided by operations was $451 in the current nine month period, compared with $893 in the prior nine month period. The decrease was primarily driven by lower cash earnings and an increase in working capital (lower Accounts payable and accrued liabilities in the current year driven by lower spend and timing of payments and cash inflows from collections due to higher sales in the prior fiscal year, partially offset by higher inventory builds in the prior fiscal year to improve product availability). These decreases were partially offset by lower tax payments and lower employee incentive compensation payments in the current nine month period.

Payment Terms Extension and Supply Chain Financing

The Company initiated the extension of its payment terms with its suppliers in the second half of fiscal year 2020 in order to improve working capital as part of and to fund the IGNITE strategy and in keeping with evolving market practices. The Company’s current payment terms do not exceed 120 days in keeping with industry standards. The Company’s operating cash flows are directly impacted as a result of the extension of the payment terms with the suppliers.

As part of those ongoing efforts, the Company has arranged for a global financial institution to offer a voluntary supply chain finance (SCF) program for the benefit of the Company’s suppliers. Leveraging the Company’s credit rating, the SCF program enables suppliers to directly contract with the financial institution to receive payment from the financial institution prior to the payment terms between the Company and the supplier, by selling the Company’s payables to the financial institution. The participation in the program is at the sole discretion of the supplier and the Company has no economic interest in a supplier's decision to enter into the agreement and has no direct financial relationship with the financial institution, as it relates to the SCF program. Once a supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices to sell to the financial institution. The terms of the Company’s payment obligations are not impacted by a supplier’s participation in the program and as such, the SCF program has no direct impact on the Company’s balance sheets, cash flows or liquidity. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. There would not be an expected material impact to the Company’s liquidity or capital resources if the financial institution or a supplier terminated the SCF arrangement.

All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable and accrued liabilities in the Consolidated Balance Sheets and the associated payments are included in operating activities within the Consolidated Statements of Cash Flows. As of March 31, 2022 and June 30, 2021, the amount due to suppliers participating in SCF and included in Accounts payable and accrued liabilities was $218 and $152, respectively. While the Company does not have direct access to information on, or influence over, which invoices a participating supplier elects to sell to the financial institution, the Company expects that the majority of these amounts have been sold to the financial institution.

Investing Activities

Net cash used for investing activities was $167 in the current nine month period, compared with $341 in the prior nine month period. The year-over-year decrease was mainly due to the acquisition of an additional interest in the Company’s Saudi joint venture in the prior nine month period and lower capital spending in the current nine month period.

Financing Activities

Net cash used for financing activities was $363 in the current nine month period, compared with $944 in the prior nine month period. The year-over-year decrease was mainly due to lower treasury stock purchases and net cash sourced from borrowings, partially offset by reduced proceeds from employee stock option exercises in the current nine month period.

Current period financing activities included repayment of $300 of the Company’s senior notes with an annual fixed interest rate of 3.80% that became due in November 2021 and were repaid using commercial paper borrowings.

Capital Resources and Liquidity

As of March 31, 2022, current liabilities exceeded current assets by $774, primarily due to $600 of the Company's senior notes with an annual fixed interest rate of 3.05% coming due for repayment in September 2022. These senior notes are expected to be repaid through net proceeds from new borrowings. In addition, the Company’s cash generated from operations has decreased recently primarily due to higher manufacturing and logistics costs and unfavorable commodity costs. The Company continues to take actions to address some of the effects of such cost increases, which include implementing price increases, driving cost savings, and optimizing the Company’s supply chain.

Global financial markets have experienced a significant increase in volatility due to heightened uncertainty over the adverse economic impact caused by the COVID-19 outbreak and other geopolitical circumstances. Notwithstanding potential unforeseen adverse market conditions and as part of the Company’s regular assessment of its cash needs, the Company believes it will have the funds necessary to support our short-term liquidity and operating needs based on our anticipated ability to generate positive cash flows from operations in the future, access to capital markets enabled by our strong short-term and long-term credit ratings, and current borrowing availability under the credit agreement.

Credit Arrangements

On March 25, 2022, the Company entered into a new $1,200 revolving credit agreement (the Credit Agreement) that matures in March 2027. The Credit Agreement replaced a prior $1,200 revolving credit agreement (the prior Credit Agreement) in place since November 2019. The Credit Agreement also changed the interest rate benchmark used as a reference rate for certain borrowings under the Credit Agreement from the London Interbank Offered Rate (LIBOR) to the secured overnight financing rate (SOFR). The Company did not incur any termination fees or penalties in connection with entering the new Credit Agreement, which was considered a debt modification. There were no borrowings under either the new Credit Agreement or the prior Credit Agreement as of March 31, 2022 and June 30, 2021, respectively, and the Company believes that borrowings under the new Credit Agreement are and will continue to be available for general corporate purposes.

The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar non-cash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of March 31, 2022, and anticipates being in compliance with all restrictive covenants for the foreseeable future.

As of March 31, 2022, the Company maintained $34 of foreign and other credit lines, of which $2 was outstanding.

Stock Repurchases and Dividend Payments

As of March 31, 2022, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three months ended March 31, 2022 and 2021, the Company repurchased 0 and 1,648 thousand shares of common stock at a cost of $0 and $305, respectively. During the nine months ended March 31, 2022 and 2021, the Company repurchased 152 and 3,072 thousand shares of common stock at a cost of $25 and $605, respectively.

Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2022	3/31/2021	3/31/2022	3/31/2021
Dividends per share declared	$1.16	$1.11	$3.48	$3.33
Total dividends paid	143	140	428	420

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

The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended March 31, 2022
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(3)%	6%	4%	1%	2%
Add: Foreign Exchange	—	—	—	5	—
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(3)%	6%	4%	6%	2%

	Nine Months Ended March 31, 2022
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(11)%	(1)%	4%	1%	(4)%
Add: Foreign Exchange	—	—	—	3	—
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(11)%	(1)%	4%	4%	(4)%

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
•the impact of macroeconomic and geopolitical trends and events, including the unfolding situation in Ukraine and its regional and global ramifications and the effects of inflation;
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
No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2022.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2022	—	$—	—	$993 million
February 1 to 28, 2022	—	—	—	$993 million
March 1 to 31, 2022	—	—	—	$993 million
Total	—	$—	—
____________________

(1)Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1
Credit Agreement, dated as of March 25, 2022, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed March 28, 2022, incorporated herein by reference).

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

THE CLOROX COMPANY
(Registrant)

DATE: May 2, 2022	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller