Form 10-Q
period 2022-09-30
CLOROX CO /DE/
filed 2022-11-01
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.
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

As of October 18, 2022, there were 123,384,797 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended
	9/30/2022	9/30/2021
Net sales	$1,740	$1,806
Cost of products sold	1,114	1,136
Gross profit	626	670
Selling and administrative expenses	261	236
Advertising costs	161	182
Research and development costs	32	33
Interest expense	22	25
Other (income) expense, net	34	9
Earnings before income taxes	116	185
Income taxes	29	42
Net earnings	87	143
Less: Net earnings attributable to noncontrolling interests	2	1
Net earnings attributable to Clorox	$85	$142
Net earnings per share attributable to Clorox
Basic net earnings per share	$0.69	$1.15
Diluted net earnings per share	$0.68	$1.14
Weighted average shares outstanding (in thousands)
Basic	123,339	122,980
Diluted	123,914	124,042

Comprehensive income	$51	$122
Less: Total comprehensive income attributable to noncontrolling interests	2	1
Total comprehensive income attributable to Clorox	$49	$121

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	9/30/2022	6/30/2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$278	$183
Receivables, net	612	681
Inventories, net	755	755
Prepaid expenses and other current assets	118	106
Total current assets	1,763	1,725
Property, plant and equipment, net of accumulated depreciation and amortization of $2,575 and $2,530, respectively	1,322	1,334
Operating lease right-of-use assets	336	342
Goodwill	1,546	1,558
Trademarks, net	685	687
Other intangible assets, net	190	197
Other assets	311	315
Total assets	$6,153	$6,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$348	$237
Current operating lease liabilities	78	78
Accounts payable and accrued liabilities	1,584	1,469
Total current liabilities	2,010	1,784
Long-term debt	2,475	2,474
Long-term operating lease liabilities	308	314
Other liabilities	805	791
Deferred income taxes	59	66
Total liabilities	5,657	5,429
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of September 30, 2022 and June 30, 2022; and 123,355,986 and 123,152,132 shares outstanding as of September 30, 2022 and June 30, 2022, respectively	131	131
Additional paid-in capital	1,193	1,202
Retained earnings	832	1,048
Treasury stock, at cost: 7,385,475 and 7,589,329 shares as of September 30, 2022 and June 30, 2022, respectively	(1,315)	(1,346)
Accumulated other comprehensive net (loss) income	(515)	(479)
Total Clorox stockholders’ equity	326	556
Noncontrolling interests	170	173
Total stockholders’ equity	496	729
Total liabilities and stockholders’ equity	$6,153	$6,158

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	9/30/2022	9/30/2021
Operating activities:
Net earnings	$87	$143
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	56	55
Stock-based compensation	10	9
Deferred income taxes	(5)	2
Other	16	8
Changes in:
Receivables, net	63	(53)
Inventories, net	(6)	(37)
Prepaid expenses and other current assets	(30)	(14)
Accounts payable and accrued liabilities	(28)	(96)
Operating lease right-of-use assets and liabilities, net	1	—
Income taxes payable / prepaid	14	24
Net cash provided by operations	178	41
Investing activities:
Capital expenditures	(46)	(52)
Other	1	(4)
Net cash used for investing activities	(45)	(56)
Financing activities:
Notes and loans payable, net	111	86
Treasury stock purchased	—	(25)
Cash dividends paid to Clorox stockholders	(145)	(142)
Issuance of common stock for employee stock plans and other	(1)	(11)
Net cash used for financing activities	(35)	(92)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	94	(110)
Cash, cash equivalents, and restricted cash:
Beginning of period	186	324
End of period	$280	$214

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2022 and 2021, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2022, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
Restructuring Liabilities
The Company incurs restructuring costs in connection with workforce reductions; consolidation or closure of a facility; sale or termination of a line of business; and other actions. Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service), termination of contractual obligations, non-cash asset charges and other direct incremental costs.
The Company records employee termination liabilities once they are both probable and estimable for severance provided under the Company’s existing severance policy. Employee termination liabilities outside of the Company’s existing severance policy are recognized at the time relevant employees are notified, unless the employees will be retained to render service beyond a minimum retention period for transition purposes, in which case the liability is recognized ratably over the future service period. Other costs associated with a restructuring plan or exit or disposal activities, such as consulting and professional fees, facility exit costs, employee relocation, outplacement costs, accelerated depreciation or asset impairments associated with a restructuring plan, are recognized in the period in which the liability is incurred or the asset is impaired.
Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. As these amendments relate to disclosures only, there were no impacts expected to the Company’s consolidated results of operations, financial position and cash flows.

NOTE 2. RESTRUCTURING AND RELATED COSTS
In the first quarter of fiscal year 2023, the Company began recognizing costs related to a plan that involves streamlining its operating model to meet its objectives of driving growth and productivity. The streamlined operating model is expected to enhance the Company’s ability to respond more quickly to changing consumer behaviors and innovate faster. The Company anticipates the implementation of this new model will be completed in fiscal year 2024, with different phases occurring throughout the implementation period.
The Company anticipates incurring approximately $75 to $100 of costs in fiscal years 2023 and 2024 related to this initiative, of which approximately $35 is expected to be incurred in fiscal year 2023. Related costs are primarily expected to include employee-related costs to reduce certain staffing levels such as severance payments, as well as for consulting and other costs. Costs incurred are expected to be settled primarily in cash.

Restructuring and related implementation costs, net were $19 for the three months ended September 30, 2022. The following table summarizes the total restructuring and related implementation costs, net associated with the Company’s streamlined operating model plan as reflected in the Consolidated Statements of Earnings and Comprehensive Income.

Three Months Ended
9/30/2022
Costs of products sold	$(1)
Selling and administrative expenses	1
Other (income) expense, net:
Employee-related costs	19
Total, net	$19
Employee-related costs primarily include severance and other termination benefits calculated based on salary levels, prior service and statutory requirements. Other costs primarily include consulting fees incurred for the organizational design and implementation of the future streamlined operating model, related processes and other professional fees incurred.
Charges for restructuring and related implementation costs are recorded in the Corporate segment as these initiatives are centrally directed and controlled and are not included in internal measures of segment operating performance.
The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve costs in future periods.
The following table reconciles the accrual for the streamlined operating model restructuring and related implementation costs discussed above, which are recorded within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	Employee-Related Costs	Other	Total
Accrual Balance as of June 30, 2022	$—	$—	$—
Charges	19	3	22
Cash payments	—	—	—
Accrual Balance as of September 30, 2022	$19	$3	$22

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	9/30/2022	6/30/2022
Finished goods	$639	$593
Raw materials and packaging	200	191
Work in process	15	16
LIFO allowances	(94)	(40)
Total inventories, net	$760	$760
Less: Noncurrent inventories, net (1)	5	5
Total current inventories, net	$755	$755
(1) Noncurrent inventories, net is recorded in Other assets.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Financial Risk Management and Derivative Instruments
The Company is exposed to certain commodity, foreign currency and interest rate risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.
Commodity Price Risk Management
The Company may use commodity futures, options and swap contracts to limit the impact of price volatility on a portion of its forecasted raw material requirements. These commodity derivatives may be exchange traded or over-the-counter contracts and are generally for a period of no longer than two years. Commodity purchase and options contracts are measured at fair value using market quotations obtained from the Chicago Board of Trade commodity futures exchange and commodity derivative dealers.
As of September 30, 2022, and June 30, 2022, the notional amount of commodity derivatives was $30 and $27, respectively, which related primarily to exposures in soybean oil used for the Food products business and jet fuel used for the Grilling business.
Foreign Currency Risk Management
The Company may also enter into certain over-the-counter derivative contracts to manage a portion of the Company’s forecasted foreign currency exposure associated with the purchase of inventory. These foreign currency contracts generally have durations of no longer than two years. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $13 and $31 as of September 30, 2022 and June 30, 2022, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have durations of less than three years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of September 30, 2022 and June 30, 2022.
Commodity, Foreign Exchange and Interest Rate Derivatives
The Company designates its commodity forward, futures and options contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate contracts for forecasted interest payments as cash flow hedges.

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended
	9/30/2022	9/30/2021
Commodity purchase derivative contracts	$(3)	$—
Foreign exchange derivative contracts	1	1
Interest rate derivative contracts	—	3
Total	$(2)	$4

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended
		9/30/2022	9/30/2021
Commodity purchase derivative contracts	Cost of products sold	$4	$5
Foreign exchange derivative contracts	Cost of products sold	1	—
Interest rate derivative contracts	Interest expense	3	(2)
Total		$8	$3

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of September 30, 2022 that is expected to be reclassified into Net earnings within the next twelve months is $11.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually-defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of both September 30, 2022 and June 30, 2022, none contained such terms. As of both September 30, 2022 and June 30, 2022, neither the Company nor any counterparty was required to post any collateral, as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2022 and June 30, 2022, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of September 30, 2022 and June 30, 2022, the Company maintained cash margin balances related to exchange traded futures and options contracts of $2 and $1, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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
As of both September 30, 2022 and June 30, 2022, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			9/30/2022		6/30/2022
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase options contracts	Prepaid expenses and other current assets	1	$1	$1	$—	$—
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	2	2	6	6
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	1	1
			$4	$4	$7	$7
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	1	1	1	1
			$1	$1	$1	$1

NOTE 4. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			9/30/2022		6/30/2022
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$168	$168	$86	$86
Time deposits	Cash and cash equivalents (1)	2	4	4	4	4
Trust assets for nonqualified deferred compensation plans	Other assets	1	118	118	119	119
			$290	$290	$209	$209
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$348	$348	$237	$237
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (3)	2	2,475	2,258	2,474	2,386
			$2,823	$2,606	$2,711	$2,623
(1)Cash and cash equivalents are composed of time deposits and other interest-bearing investments, including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(2)Notes and loans payable are composed of outstanding U.S. commercial paper balances and/or amounts drawn on the Company’s credit agreements, all of which are recorded at cost, which approximates fair value.
(3)Current maturities of long-term debt and Long-term debt are recorded at cost. The fair value of Long-term debt, including current maturities, was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

NOTE 5. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 25.0% and 22.6% for the three months ended September 30, 2022 and 2021, respectively.
The Inflation Reduction Act (the “Act”) was signed into law on August 16, 2022. The Act introduces a new 15% corporate minimum tax for certain large corporations that becomes effective at the beginning of the Company’s fiscal 2024 and it imposes a 1% excise tax on the value of share repurchases, net of new share issuances, after December 31, 2022. These provisions, as well as the other corporate tax changes included in the Act, are not expected to have a material impact on the Company’s financial statements.

NOTE 6. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended
	9/30/2022	9/30/2021
Basic	123,339	122,980
Dilutive effect of stock options and other	575	1,062
Diluted	123,914	124,042

Antidilutive stock options and other	2,983	1,068
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 7. COMPREHENSIVE INCOME (LOSS)
The following table provides a summary of Comprehensive income (loss) for the periods indicated:

	Three Months Ended
	9/30/2022	9/30/2021
Net earnings	$87	$143
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(29)	(23)
Net unrealized gains (losses) on derivatives	(8)	1
Pension and postretirement benefit adjustments	1	1
Total other comprehensive (loss) income, net of tax	(36)	(21)
Comprehensive income	51	122
Less: Total comprehensive income attributable to noncontrolling interests	2	1
Total comprehensive income attributable to Clorox	$49	$121

NOTE 8. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended September 30
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2021	$131	130,741	$1,186	$1,036	$(1,396)	(7,961)	$(546)	$181	$592
Net earnings	—	—	—	142	—	—	—	1	143
Other comprehensive (loss) income	—	—	—	—	—	—	(21)	—	(21)
Dividends to Clorox stockholders ($1.16 per share declared)	—	—	—	(143)	—	—	—	—	(143)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	9	—	—	—	—	—	9
Other employee stock plan activities	—	—	(29)	(8)	32	228	—	—	(5)
Treasury stock purchased	—	—	—	—	(25)	(152)	—	—	(25)
Balance as of September 30, 2021	$131	130,741	$1,166	$1,027	$(1,389)	(7,885)	$(567)	$179	$547

Balance as of June 30, 2022	$131	130,741	$1,202	$1,048	$(1,346)	(7,589)	$(479)	$173	$729
Net earnings	—	—	—	85	—	—	—	2	87
Other comprehensive (loss) income	—	—	—	—	—	—	(36)	—	(36)
Dividends to Clorox stockholders ($2.36 per share declared)	—	—	—	(293)	—	—	—	—	(293)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	10	—	—	—	—	—	10
Other employee stock plan activities	—	—	(19)	(8)	31	204	—	—	4
Balance as of September 30, 2022	$131	130,741	$1,193	$832	$(1,315)	(7,385)	$(515)	$170	$496

NOTE 8. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three Months Ended September 30
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2021	$(403)	$21	$(164)	$(546)
Other comprehensive (loss) income before reclassifications	(22)	4	—	(18)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(3)	2	(1)
Income tax benefit (expense)	(1)	—	(1)	(2)
Net current period other comprehensive (loss) income	(23)	1	1	(21)
Balance as of September 30, 2021	$(426)	$22	$(163)	$(567)

Balance as of June 30, 2022	$(448)	$121	$(152)	$(479)
Other comprehensive (loss) income before reclassifications	(29)	(2)	—	(31)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(8)	1	(7)
Income tax benefit (expense), and other	—	2	—	2
Net current period other comprehensive (loss) income	(29)	(8)	1	(36)
Balance as of September 30, 2022	$(477)	$113	$(151)	$(515)

Included in foreign currency translation adjustments are remeasurement losses on long-term intercompany loans where settlement is not planned or anticipated in the foreseeable future. There were no amounts associated with these loans reclassified from Accumulated other comprehensive net (loss) income for the periods presented.

NOTE 9. EMPLOYEE BENEFIT PLANS
The Company has a domestic qualified pension plan (the Plan). The Plan is frozen for all participants. The Plan generally was frozen effective June 30, 2011 for all employees, except for certain collectively bargained employees, whose Plan freeze was effective January 1, 2019. As a result of the Plan freeze, no employees are eligible to commence participation in the Plan or accrue any additional benefits under the Plan.
On May 17, 2022, the Company’s Board of Directors approved a resolution to terminate the Plan. The amendment will allow the settlement of the pension obligation with either a lump sum payout or a purchased annuity. It is expected to take 18 to 24 months to complete the termination from the date of the approved resolution to terminate the Plan. The completion of the process of offering and accepting lump sum elections are dependent on when certain regulatory approvals are obtained. Currently, there is not enough information available to determine the ultimate charge of the termination. The Plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of September 30, 2022.
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended
	9/30/2022	9/30/2021
Interest cost	$5	$4
Expected return on plan assets (1)	(3)	(4)
Amortization of unrecognized items	2	2
Total	$4	$2
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2023 net periodic benefit cost is 2.7%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three months ended September 30, 2022 and 2021.
During the three months ended September 30, 2022 and 2021, the Company made $2 and $3 in contributions to its domestic retirement income plans, respectively.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs, all other components are reflected in Other (income) expense, net.

NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $27 and $28 as of September 30, 2022 and June 30, 2022, respectively, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $13 and $14 of the recorded liability as of September 30, 2022 and June 30, 2022, respectively, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators, which has not resulted in a change to the recorded liability. While the Company believes its latest estimates of remediation costs are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $9 of the recorded liability as of both September 30, 2022 and June 30, 2022. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital

NOTE 10: OTHER CONTINGENCIES AND GUARANTEES (continued)
expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements and the future availability of alternative clean-up technologies. The Company is subject to various legal proceedings, claims and other loss contingencies, including, without limitation, loss contingencies relating to contractual arrangements (including costs connected to the transition and unwinding of certain supply and manufacturing relationships), product liability, patents and trademarks, advertising, labor and employment, environmental, health and safety and other matters. With respect to these proceedings, claims and other loss contingencies, while considerable uncertainty exists, in the opinion of management at this time, the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, either individually or in the aggregate, on the Company’s condensed consolidated financial statements taken as a whole.
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
The Company had not recorded any material liabilities on the aforementioned as of both September 30, 2022 and June 30, 2022.
The Company was a party to letters of credit of $15 as of September 30, 2022, primarily related to its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended
	9/30/2022	9/30/2021
Health and Wellness	$712	$745
Household	423	442
Lifestyle	320	331
International	285	288
Total	$1,740	$1,806

	Earnings (losses) before income taxes
	Three Months Ended
	9/30/2022	9/30/2021
Health and Wellness	$115	$105
Household	22	36
Lifestyle	60	93
International	23	30
Corporate (1)	(104)	(79)
Total	$116	$185
(1) The earnings (losses) before income taxes for Corporate includes restructuring and related implementation costs, net for the streamlined operating model of $19 for the three-months ended September 30, 2022. While recorded within the Corporate segment, for informational purposes the following table provides the approximate restructuring and related implementation costs, net corresponding to the Company’s reportable segments as a percentage of the total costs:

Three Months Ended
9/30/2022
Health and Wellness	6%
Household	—
Lifestyle	5
International	19
Corporate	70
Total	100%
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, were 27% and 25% for the three months ended September 30, 2022 and 2021, respectively.

NOTE 11. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by SBU, for the periods indicated:

	Net sales
	Three Months Ended
	9/30/2022	9/30/2021
Cleaning	33%	33%
Professional Products	5	5
Vitamins, Minerals and Supplements	3	3
Health and Wellness	41%	41%
Bags and Wraps	11	12
Grilling	5	6
Cat Litter	8	7
Household	24%	25%
Food	10	9
Natural Personal Care	4	4
Water Filtration	5	5
Lifestyle	19%	18%
International	16%	16%
Total	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 10, 2022, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three month periods ended September 30, 2022 (the current period) to the three month periods ended September 30, 2021 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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
The Company operates through strategic business units (SBUs) that are also the Company’s operating segments. These SBUs are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. These four reportable segments consist of the following:
•Health and Wellness consists of cleaning products, professional products and vitamins, minerals and supplements mainly marketed and sold in the U.S. Products within this segment include cleaning products such as laundry additives and home care products, primarily under the Clorox®, Clorox2®, Scentiva®, Pine-Sol, Liquid-Plumr, Tilex® and Formula 409® brands; professional cleaning and disinfecting products under the CloroxPro and Clorox Healthcare brands; professional food service products under the Hidden Valley brand; and vitamins, minerals and supplements under the RenewLife, Natural Vitality, NeoCell and Rainbow Light brands.
•Household consists of bags and wraps, grilling products and cat litter marketed and sold in the U.S. Products within this segment include bags and wraps under the Glad brand; grilling products under the Kingsford brand; and cat litter primarily under the Fresh Step and Scoop Away® brands.
•Lifestyle consists of food, natural personal care products and water-filtration products marketed and sold in the U.S. Products within this segment include dressings, dips, seasonings and sauces, primarily under the Hidden Valley brand; natural personal care products under the Burt’s Bees brand; and water-filtration products under the Brita brand.
•International consists of products sold outside the U.S. Products within this segment include laundry additives, home care products, water-filtration products, digestive health products; grilling products; cat litter; food; bags and wraps; natural personal care products; and professional cleaning and disinfecting products marketed primarily under the Clorox, Ayudin®, Clorinda®, Poett, Pine-Sol, Glad, Brita, RenewLife, Ever Clean® and Burt’s Bees brands.

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended September 30, 2022, the Company continued to experience supply chain disruptions including the impacts of cost inflation resulting in persistently high manufacturing and logistics costs as well as higher commodity costs. In addition to these evolving challenges, ongoing uncertainties and economic and social disruptions remained present due to the continued effects of the coronavirus (COVID-19) pandemic, which were further heightened by the conflict in Ukraine that began in the previous fiscal year.
While demand for many of the products across the Company's portfolio remained strong compared to pre-pandemic levels, it has moderated versus the initial periods of the COVID-19 pandemic. An inflationary environment marked by supply chain disruptions, higher manufacturing and logistics costs and higher commodity costs is expected to continue through fiscal year 2023. While we have not experienced significant disruptions in our operations during fiscal year 2023 to date, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures. For fiscal year 2023, the Company’s focus will be on addressing supply chain disruptions and volatility in commodity costs and foreign exchange markets and countering inflationary pressures through pricing actions and cost-cutting measures. In order to enhance the Company’s ability to respond more quickly to changing consumer behaviors and innovate faster, the Company has announced a streamlined operating model to be implemented over the course of fiscal years 2023 and 2024.
The impact of continued inflationary pressures and geopolitical events, specifically the conflict in Ukraine, have increased global economic and political uncertainty due to the uncertainty around the duration and resolution of the conflict and potential economic and global supply chain disruptions. Additionally, the extent of COVID-19’s effect on the Company’s operational and financial performance in the future will depend on future developments, including the duration, spread, intensity and phase of the pandemic in different countries, the emergence of COVID-19 variants and the effectiveness of vaccines against these variants, the Company’s continued ability to manufacture and distribute its products, any future government actions affecting consumers, our business operations, including any vaccine mandates, or the economy in general, and effectiveness of global vaccines. All of these factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.
For additional information on the impacts and our response to the coronavirus pandemic, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended
	9/30/2022	9/30/2021	% Change
Net sales	$1,740	$1,806	(4)%

	Three Months Ended September 30, 2022
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/ Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(4)%	(21)%	—%	—%	17%	(4)%	(21)%
Household	(4)	(14)	—	—	10	(4)	(14)
Lifestyle	(3)	(10)	—	—	7	(3)	(10)
International	(1)	(4)	—	(9)	12	8	(4)
Total	(4)%	(15)%	—%	(2)%	13%	(2)%	(15)%

(1) This represents the net impact on net sales growth / (decrease) from pricing actions, mix and other factors.
(2) Organic sales growth/ (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(3) Organic volume represents volume excluding the effect of any acquisitions and divestitures.
Net sales in the current period decreased by 4%, reflecting lower shipments across all reportable segments. Volume decreased by 15% versus the prior period. The variance between volume and net sales was primarily due to the impact of favorable price mix.

	Three Months Ended
	9/30/2022	9/30/2021	% Change
Gross profit	$626	$670	(7)%
Gross margin	36.0%	37.1%

Gross margin decreased by 110 basis points in the current period from 37.1% to 36.0%. The decrease was primarily driven by higher manufacturing and logistics costs, unfavorable commodity costs and lower volume, partially offset by the benefit of price increases and cost savings.

Expenses

	Three Months Ended
				% of Net Sales
	9/30/2022	9/30/2021	% Change	9/30/2022	9/30/2021
Selling and administrative expenses	$261	$236	11%	15.0%	13.1%
Advertising costs	161	182	(12)	9.3	10.1
Research and development costs	32	33	(3)	1.8	1.8

Selling and administrative expenses, as a percentage of net sales, increased by 190 basis points in the current period. The dollar increase in selling and administrative expenses was primarily due to the Company’s digital capabilities and productivity enhancements investments.
Advertising costs, as a percentage of net sales, decreased by 80 basis points in the current period. The dollar decrease in advertising costs was primarily due to the timing of advertising spend. The Company’s U.S. retail advertising spend as a percentage of net sales was 11% in the current and prior periods.
Research and development costs, as a percentage of net sales, were essentially flat in the current period as compared to the prior period. The Company continues to invest behind product innovation and cost savings.
Interest expense, Other (income) expense, net, and the effective tax rate on earnings

	Three Months Ended
	9/30/2022	9/30/2021
Interest expense	$22	$25
Other (income) expense, net	34	9
Effective tax rate on earnings	25.0%	22.6%

Other (income) expense, net was $34 and $9 in the current and prior period, respectively.The variance was primarily due to restructuring and related implementation costs associated with the streamlined operating model incurred in the current period.
Restructuring and related costs
In the first quarter of fiscal year 2023, the Company began recognizing costs related to a plan that involves streamlining its operating model to meet its objectives of driving growth and productivity. The streamlined operating model is expected to enhance the Company’s ability to respond more quickly to changing consumer behaviors and innovate faster. The Company anticipates the implementation of this new model will be completed in fiscal year 2024, with different phases occurring throughout the implementation period.
Once fully implemented, the Company expects annual cost savings to be approximately $75 to $100 annually, with benefits of approximately $25 anticipated in fiscal year 2023. The benefits of the streamlined operating model are currently expected to increase future cash flows as a result of cost savings that will be generated primarily in the areas of selling and administration, supply chain, marketing and research and development.
The Company anticipates incurring approximately $75 to $100 of costs in fiscal years 2023 and 2024 related to this initiative, of which approximately $35 is expected to be incurred in fiscal year 2023. Related costs are primarily expected to include employee-related costs to reduce certain staffing levels such as severance payments, as well as for consulting and other costs. Costs incurred are expected to be settled primarily in cash.
Restructuring and related implementation costs, net were $19 for the three months ended September 30, 2022, of which $16 was related to employee-related costs and $3 was related to other costs. For further details on the streamlined operating model and restructuring, refer to the Notes to Consolidated Financial Statements.
The effective tax rate on earnings was 25.0% and 22.6% for the current and prior period, respectively.

Diluted net earnings per share

	Three Months Ended
	9/30/2022	9/30/2021	% Change
Diluted net earnings per share	$0.68	$1.14	(40)%

Diluted net earnings per share (EPS) decreased by $0.46, or 40%, in the current period, primarily due to lower gross margin, decreased volume, higher selling and administrative expenses and implementation of the streamlined operating model, partially offset by the benefit of price increases.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Health and Wellness

	Three Months Ended
	9/30/2022	9/30/2021	% Change
Net sales	$712	$745	(4)%
Earnings before income taxes	115	105	10
Volume and net sales decreased by 21% and 4% respectively, and earnings before income taxes increased by 10% during the current period. The volume decrease was primarily due to pricing actions and lower shipments from the ongoing normalization of consumer demand in Cleaning in the current period. The variance between volume and net sales was primarily due to the benefit of price increases and favorable mix. The increase in earnings before income taxes was primarily due to the net impacts of price increases, mix and lower advertising spend, partially offset by lower volume, costs associated with the voluntary recall of certain Pine-Sol scented products and unfavorable commodity costs.
As announced on October 25, 2022, the Company made the determination to voluntarily recall certain Pine-Sol scented products sold in the United States, Canada and certain other countries due to a quality issue. Original Pine-Sol (pine scent) is not included in the recall. In the United States, the voluntary recall is being conducted in cooperation with the Consumer Product Safety Commission.

Household

	Three Months Ended
	9/30/2022	9/30/2021	% Change
Net sales	$423	$442	(4)%
Earnings before income taxes	22	36	(39)

Volume, net sales and earnings before income taxes decreased by 14%, 4% and 39%, respectively, during the current period. The volume decrease was primarily driven by lower shipments across all SBUs due to pricing actions as well as lower shipments in Litter and Bags and Wraps as a result of supply chain constraints in the current period. The variance between volume and net sales was primarily due to the benefit of price increases. The decrease in earnings before income taxes was mainly due to higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by the net impacts of price increases.

Lifestyle

	Three Months Ended
	9/30/2022	9/30/2021	% Change
Net sales	$320	$331	(3)%
Earnings before income taxes	60	93	(35)
Volume, net sales and earnings decreased by 10%, 3% and 35% respectively, during the current period. The volume decrease was primarily driven by pricing actions across all SBUs and lower shipments of Natural Personal Care products due to supply chain constraints in the current period. The variance between volume and net sales was mainly due to the benefit of price increases. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs and higher manufacturing and logistics costs.

International

	Three Months Ended
	9/30/2022	9/30/2021	% Change
Net sales	$285	$288	(1)%
Earnings before income taxes	23	30	(23)

Volume, net sales and earnings before income taxes decreased by 4%, 1% and 23%, respectively, during the current period. The volume decrease was primarily due to pricing actions. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to unfavorable foreign currency exchange rates, higher manufacturing and logistics costs and unfavorable commodity costs, partially offset by the net impacts of price increases.

Argentina
Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings. The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, economic recession and impacts of COVID-19. As of September 30, 2022 and June 30, 2022, the net asset position, excluding goodwill, of Clorox Argentina was $46 and $45, respectively. Of these net assets, cash balances were approximately $15 as of both September 30, 2022 and June 30, 2022. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for the three months ended September 30, 2022 and the fiscal year ended June 30, 2022.
For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Corporate
Corporate includes certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses.

	Three Months Ended
	9/30/2022	9/30/2021	% Change
Losses before income taxes	$(104)	$(79)	32%

Losses before income taxes increased by $25 in the current three month period primarily due to restructuring and related charges associated with the implementation of the new streamlined operating model and the Company’s digital capabilities and productivity enhancements investments.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of September 30, 2022. The following table summarizes cash activities:

	Three Months Ended
	9/30/2022	9/30/2021
Net cash provided by operations	$178	$41
Net cash used for investing activities	(45)	(56)
Net cash used for financing activities	(35)	(92)
Operating Activities
Net cash provided by operations was $178 in the current three month period, compared with $41 in the prior three month period. The increase was primarily driven by a decrease in working capital and lower employee incentive compensation paid in the current period, partially offset by lower cash earnings in the current period. The decrease in working capital in the current period was primarily due to lower Accounts Receivable due to timing of sales and higher Accounts payable and accrued liabilities in the current period due to timing of payments, including accruals for restructuring and related costs associated with the streamlined operating model and the voluntary recall of certain Pine-Sol scented products.
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
As part of those ongoing efforts, the Company has arranged for a global financial institution to offer a voluntary supply chain finance (SCF) program for the benefit of the Company’s suppliers. Leveraging the Company’s credit rating, the SCF program enables suppliers to directly contract with the financial institution to receive payment from the financial institution prior to the payment terms between the Company and the supplier by selling the Company’s payables to the financial institution. Participation in the program is at the sole discretion of the supplier and the Company has no economic interest in a supplier's decision to enter into the agreement and has no direct financial relationship with the financial institution, as it relates to the SCF program. Once a supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices to sell to the financial institution. The terms of the Company’s payment obligations are not impacted by a supplier’s participation in the program and as such, the SCF program has no direct impact on the Company’s balance sheets, cash flows or liquidity. No guarantees are provided by the Company or any of our subsidiaries under the SCF program. There would not be an expected material impact to the Company’s liquidity or capital resources if the financial institution or a supplier terminated the SCF arrangement.
All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable and accrued liabilities in the Consolidated Balance Sheets and the associated payments are included in operating activities within the Consolidated Statements of Cash Flows. As of September 30, 2022 and June 30, 2022, the amount due to suppliers participating in SCF and included in Accounts payable and accrued liabilities was $202 and $211, respectively. While the Company does not have direct access to information on, or influence over, which invoices a participating supplier elects to sell to the financial institution, the Company expects that the majority of these amounts have been sold to the financial institution.
Investing Activities
Net cash used for investing activities was $45 in the current three month period, compared with $56 in the prior three month period. The year-over-year decrease was mainly due to lower capital spending in the current period.
Financing Activities
Net cash used for financing activities was $35 in the current three month period, compared with $92 in the prior three month period. The year-over-year decrease was mainly due to higher net cash sourced from borrowings and lower treasury stock purchases in the current period.
Capital Resources and Liquidity
The Company's current liabilities may periodically exceed current assets as a result of the Company's debt management policies, including the Company's use of commercial paper borrowings which fluctuates depending on the amount and timing of operating and investing cash flows and payments for shareholder transactions such as dividends. In addition, the Company’s cash generated from operations has decreased from historical levels primarily due to higher manufacturing and logistics costs and unfavorable commodity costs. The Company continues to take actions to address some of the effects of such cost increases, which include implementing price increases, driving cost savings and optimizing the Company’s supply chain.
Global financial markets have experienced a significant increase in volatility due to heightened uncertainty, the impacts of cost inflation and continued economic and social disruptions caused by the COVID-19 outbreak and other geopolitical circumstances. Notwithstanding potential unforeseen adverse market conditions and as part of the Company’s regular assessment of its cash needs, the Company believes it will have the funds necessary to support our short- and long-term liquidity and operating needs, including the costs related to the announced streamlined operating model and its digital capabilities and productivity enhancements investments, based on our anticipated ability to generate positive cash flows from operations in the future, access to capital markets enabled by our strong short-term and long-term credit ratings and current borrowing availability.

Credit Arrangements
As of September 30, 2022, the Company maintained a $1,200 revolving credit agreement that matures in March 2027 (the Credit Agreement). There were no borrowings under the Credit Agreement as of September 30, 2022 and June 30, 2022, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar non-cash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of September 30, 2022, and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of September 30, 2022, the Company maintained $34 of foreign and other credit lines, of which $4 was outstanding.
Stock Repurchases and Dividend Payments
As of September 30, 2022, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three months ended September 30, 2022 and 2021, the Company repurchased 0 and 152 thousand shares of common stock at a cost of $0 and $25, respectively.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three Months Ended
	9/30/2022	9/30/2021
Dividends per share declared	$2.36	$1.16
Total dividends paid	145	142
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
Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of foreign exchange rate changes and any acquisitions and divestitures. Management believes that the presentation of organic sales growth / (decrease) is useful to investors because it excludes sales from any acquisitions and divestitures, which results in a comparison of sales only from the businesses that the Company was operating and expects to continue to operate throughout the relevant periods, and the Company’s estimate of the impact of foreign exchange rate changes, which are difficult to predict and out of the control of the Company and management.
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended September 30, 2022
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(4)%	(4)%	(3)%	(1)%	(4)%
Add: Foreign Exchange	—	—	—	9	2
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(4)%	(4)%	(3)%	8%	(2)%

Cautionary Statement
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements related to the expected or potential impact of the novel coronavirus (COVID-19) pandemic, and the related responses of governments, consumers, customers, suppliers, employees and the Company, on our business, operations, employees, financial condition and results of operations, and any such forward-looking statements, whether concerning the COVID-19 pandemic or otherwise, involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
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
•risks related to supply chain issues, product shortages and disruptions to the business, as a result of increased supply chain dependencies due to an expanded supplier network and a reliance on certain single-source suppliers;
•the ongoing COVID-19 pandemic and related impacts, including on the availability of, and efficiency of the supply, manufacturing and distribution systems for, the Company’s products, including any significant disruption to such systems; on the demand for and sales of the Company’s products; and on worldwide, regional and local adverse economic conditions
•intense competition in the Company’s markets;
•unfavorable general economic and political conditions beyond our control, including recent supply chain disruptions, labor shortages, wage pressures, rising inflation, fuel and energy costs, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, such as COVID-19, terrorism, and unstable geopolitical conditions, including the conflict in Ukraine;
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
•the ability of the Company to implement and generate cost savings and efficiencies, and successfully implement its business strategies, including achieving anticipated results and cost savings from the implementation of the streamlined operating model;
•dependence on key customers and risks related to customer consolidation and ordering patterns;
•the Company’s ability to attract and retain key personnel, which may continue to be impacted by challenges in the labor market, such as wage inflation and sustained labor shortages;
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
•risks related to international operations and international trade, including changing macroeconomic conditions as a result of inflation, volatile commodity prices and increases in raw and packaging materials prices, labor, energy and logistics; global economic or political instability; foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls; changes in governmental policies, including trade, travel or immigration restrictions, new or additional tariffs, and price or other controls; labor claims and civil unrest; continued high levels of inflation in Argentina; potential disruption from wars and military conflicts, including the conflict in Ukraine; impact of the United Kingdom’s exit from the European Union; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies, such as COVID-19; and the possibility of nationalization, expropriation of assets or other government action;
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
•risks relating to acquisitions, new ventures and divestitures, and associated costs; and the ability to complete announced transactions and, if completed, integration costs and potential contingent liabilities related to those transactions;
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
•the performance of strategic alliances and other business relationships;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2022. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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
No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and the information in “Cautionary Statement” included in this Report.

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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2023.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2022	—	$—	—	$993 million
August 1 to 31, 2022	—	—	—	$993 million
September 1 to 30, 2022	—	—	—	$993 million
Total	—	$—	—
(1)Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan.
10.2	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2022.
10.3	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Annual Grant).
10.4	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Off-Cycle Grant).
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 1, 2022	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller