Form 10-Q
period 2022-12-31
CLOROX CO /DE/
filed 2023-02-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022.
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

As of January 19, 2023, there were 123,524,928 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Net sales	$1,715	$1,691	$3,455	$3,497
Cost of products sold	1,095	1,133	2,209	2,269
Gross profit	620	558	1,246	1,228
Selling and administrative expenses	282	241	543	477
Advertising costs	156	167	317	349
Research and development costs	33	34	65	67
Interest expense	23	23	45	48
Other (income) expense, net	(4)	—	30	9
Earnings before income taxes	130	93	246	278
Income taxes	28	21	57	63
Net earnings	102	72	189	215
Less: Net earnings attributable to noncontrolling interests	3	3	5	4
Net earnings attributable to Clorox	$99	$69	$184	$211
Net earnings per share attributable to Clorox
Basic net earnings per share	$0.81	$0.56	$1.49	$1.71
Diluted net earnings per share	$0.80	$0.56	$1.49	$1.70
Weighted average shares outstanding (in thousands)
Basic	123,546	123,064	123,443	123,022
Diluted	123,988	123,910	123,951	123,976

Comprehensive income	$115	$65	$166	$187
Less: Total comprehensive income attributable to noncontrolling interests	3	3	5	4
Total comprehensive income attributable to Clorox	$112	$62	$161	$183

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	12/31/2022	6/30/2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$168	$183
Receivables, net	600	681
Inventories, net	741	755
Prepaid expenses and other current assets	113	106
Total current assets	1,622	1,725
Property, plant and equipment, net of accumulated depreciation and amortization of $2,621 and $2,530, respectively	1,322	1,334
Operating lease right-of-use assets	349	342
Goodwill	1,553	1,558
Trademarks, net	685	687
Other intangible assets, net	183	197
Other assets	331	315
Total assets	$6,045	$6,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$209	$237
Current operating lease liabilities	80	78
Accounts payable and accrued liabilities	1,589	1,469
Total current liabilities	1,878	1,784
Long-term debt	2,476	2,474
Long-term operating lease liabilities	318	314
Other liabilities	826	791
Deferred income taxes	56	66
Total liabilities	5,554	5,429
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of December 31, 2022 and June 30, 2022; and 123,478,269 and 123,152,132 shares outstanding as of December 31, 2022 and June 30, 2022, respectively	131	131
Additional paid-in capital	1,207	1,202
Retained earnings	782	1,048
Treasury stock, at cost: 7,263,192 and 7,589,329 shares as of December 31, 2022 and June 30, 2022, respectively	(1,297)	(1,346)
Accumulated other comprehensive net (loss) income	(502)	(479)
Total Clorox stockholders’ equity	321	556
Noncontrolling interests	170	173
Total stockholders’ equity	491	729
Total liabilities and stockholders’ equity	$6,045	$6,158

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	12/31/2022	12/31/2021
Operating activities:
Net earnings	$189	$215
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	114	110
Stock-based compensation	31	25
Deferred income taxes	(8)	6
Other	37	18
Changes in:
Receivables, net	78	31
Inventories, net	9	(72)
Prepaid expenses and other current assets	(23)	(2)
Accounts payable and accrued liabilities	(54)	(130)
Operating lease right-of-use assets and liabilities, net	—	(1)
Income taxes payable / prepaid	14	22
Net cash provided by operations	387	222
Investing activities:
Capital expenditures	(88)	(109)
Other	1	(3)
Net cash used for investing activities	(87)	(112)
Financing activities:
Notes and loans payable, net	(28)	383
Long-term debt repayments	—	(300)
Treasury stock purchased	—	(25)
Cash dividends paid to Clorox stockholders	(291)	(285)
Cash dividends paid to noncontrolling interests	—	(5)
Issuance of common stock for employee stock plans and other	4	(3)
Net cash used for financing activities	(315)	(235)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1)	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(16)	(128)
Cash, cash equivalents, and restricted cash:
Beginning of period	186	324
End of period	$170	$196

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2022 and 2021, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
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
Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. As these amendments relate to disclosures only, there are no impacts expected to the Company’s consolidated results of operations, financial position and cash flows.

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
The Company anticipates incurring approximately $75 to $100 of costs in fiscal years 2023 and 2024 related to this initiative, of which approximately $40 to $60 is expected to be incurred in fiscal year 2023. Related costs are primarily expected to include employee-related costs to reduce certain staffing levels such as severance payments, as well as for consulting and other costs. Costs incurred are expected to be settled primarily in cash.

Restructuring and related implementation costs, net were $4 and $23 for the three and six months ended December 31, 2022, respectively. The following table summarizes the total restructuring and related implementation costs, net associated with the Company’s streamlined operating model plan as reflected in the Consolidated Statements of Earnings and Comprehensive Income.

	Three Months Ended	Six Months Ended
	12/31/2022	12/31/2022
Costs of products sold	$—	$(1)
Selling and administrative expenses	4	5
Other (income) expense, net:
Employee-related costs	—	19
Total, net	$4	$23
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
The following tables reconcile the accrual for the streamlined operating model restructuring and related implementation costs discussed above, which are recorded within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	Three Months Ended December 31
	Employee-Related Costs	Other	Total
Accrual Balance as of September 30, 2022	$19	$3	$22
Charges	—	4	4
Cash payments	(6)	(5)	(11)
Accrual Balance as of December 31, 2022	$13	$2	$15
	Six Months Ended December 31
	Employee-Related Costs	Other	Total
Accrual Balance as of June 30, 2022	$—	$—	$—
Charges	19	7	26
Cash payments	(6)	(5)	(11)
Accrual Balance as of December 31, 2022	$13	$2	$15

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	12/31/2022	6/30/2022
Finished goods	$617	$593
Raw materials and packaging	205	191
Work in process	15	16
LIFO allowances	(94)	(40)
Total inventories, net	$743	$760
Less: Noncurrent inventories, net (1)	2	5
Total current inventories, net	$741	$755
(1) Noncurrent inventories, net is recorded in Other assets.

NOTE 4. OTHER LIABILITIES
Venture Agreement
The Company has an agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development (R&D) support to the Glad business. As of December 31, 2022 and June 30, 2022, P&G had a 20% interest in the venture. The Company pays a royalty to P&G for its interest in the profits, losses and cash flows, as contractually defined, of the Glad business, which is included in Cost of products sold. In December 2017, the Company and P&G extended the term of the agreement and the related R&D support provided by P&G. The term will expire in January 2026, unless the parties agree, on or prior to January 31, 2025, to further extend the term of the agreement for another seven years or agree to take some other relevant action. The agreement can be terminated earlier under certain circumstances, including at P&G’s option upon a change in control of the Company or, at either party’s option, upon the sale of the Glad business by the Company.
Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of December 31, 2022 and June 30, 2022, the estimated fair value of P&G’s interest in the venture was $527 and $635, respectively. Of the estimated fair value, $489 and $468 has been recognized and is reflected in Other liabilities as of December 31, 2022 and June 30, 2022, respectively. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. Following termination, the Glad business will retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Financial Risk Management and Derivative Instruments
The Company is exposed to certain commodity, foreign currency and interest rate risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.
Commodity Price Risk Management
The Company may use commodity futures, options and swap contracts to limit the impact of price volatility on a portion of its forecasted raw material requirements. These commodity derivatives may be exchange traded or over-the-counter contracts and generally have original contractual maturities of less than two years. Commodity purchase and options contracts are measured at fair value using market quotations obtained from the Chicago Board of Trade commodity futures exchange and commodity derivative dealers.
As of both December 31, 2022, and June 30, 2022, the notional amount of commodity derivatives was $27, which related primarily to exposures in soybean oil used for the Food products business and jet fuel used for the Grilling business.
Foreign Currency Risk Management
The Company may also enter into certain over-the-counter derivative contracts to manage a portion of the Company’s forecasted foreign currency exposure associated with the purchase of inventory. These foreign currency contracts generally have original contractual maturities of less than two years. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $56 and $31 as of December 31, 2022 and June 30, 2022, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than three years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of December 31, 2022 and June 30, 2022.
Commodity, Foreign Exchange and Interest Rate Derivatives
The Company designates its commodity forward, futures and options contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate contracts for forecasted interest payments as cash flow hedges.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Commodity purchase derivative contracts	$1	$2	$(2)	$2
Foreign exchange derivative contracts	(1)	—	—	1
Interest rate derivative contracts	—	(3)	—	—
Total	$—	$(1)	$(2)	$3

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three Months Ended		Six Months Ended
		12/31/2022	12/31/2021	12/31/2022	12/31/2021
Commodity purchase derivative contracts	Cost of products sold	$3	$5	$7	$10
Foreign exchange derivative contracts	Cost of products sold	—	—	1	—
Interest rate derivative contracts	Interest expense	3	(1)	6	(3)
Total		$6	$4	$14	$7

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of December 31, 2022 that is expected to be reclassified into Net earnings within the next twelve months is $13.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually-defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions held as of both December 31, 2022 and June 30, 2022, $0 contained such terms. As of both December 31, 2022 and June 30, 2022, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2022 and June 30, 2022, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of December 31, 2022 and June 30, 2022, the Company maintained cash margin balances related to exchange traded futures and options contracts of $2 and $1, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
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
As of both December 31, 2022 and June 30, 2022, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			12/31/2022		6/30/2022
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase options contracts	Prepaid expenses and other current assets	1	$1	$1	$—	$—
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	1	1	6	6
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	1	1
			$3	$3	$7	$7
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	1	1	1	1
			$1	$1	$1	$1

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			12/31/2022		6/30/2022
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$44	$44	$86	$86
Time deposits	Cash and cash equivalents (1)	2	5	5	4	4
Trust assets for nonqualified deferred compensation plans	Other assets	1	126	126	119	119
			$175	$175	$209	$209
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$209	$209	$237	$237
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (3)	2	2,476	2,309	2,474	2,386
			$2,685	$2,518	$2,711	$2,623
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

NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 21.2% and 23.0% for the three and six months ended December 31, 2022, respectively, and 23.1% and 22.8% for the three and six months ended December 31, 2021, respectively.
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

NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Basic	123,546	123,064	123,443	123,022
Dilutive effect of stock options and other	442	846	508	954
Diluted	123,988	123,910	123,951	123,976

Antidilutive stock options and other	2,942	1,065	2,963	1,067
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 8. COMPREHENSIVE INCOME (LOSS)
The following table provides a summary of Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Net earnings	$102	$72	$189	$215
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	18	(5)	(11)	(28)
Net unrealized gains (losses) on derivatives	(6)	(4)	(14)	(3)
Pension and postretirement benefit adjustments	1	2	2	3
Total other comprehensive (loss) income, net of tax	13	(7)	(23)	(28)
Comprehensive income	115	65	166	187
Less: Total comprehensive income attributable to noncontrolling interests	3	3	5	4
Total comprehensive income attributable to Clorox	$112	$62	$161	$183

NOTE 9. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended December 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of September 30, 2021	$131	130,741	$1,166	$1,027	$(1,389)	(7,885)	$(567)	$179	$547
Net earnings	—	—	—	69	—	—	—	3	72
Other comprehensive (loss) income	—	—	—	—	—	—	(7)	—	(7)
Dividends to Clorox stockholders ($1.16 per share declared)	—	—	—	(144)	—	—	—	—	(144)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	16	—	—	—	—	—	16
Other employee stock plan activities	—	—	(2)	(3)	16	108	—	—	11
Balance as of December 31, 2021	$131	130,741	$1,180	$949	$(1,373)	(7,777)	$(574)	$178	$491

Balance as of September 30, 2022	$131	130,741	$1,193	$832	$(1,315)	(7,385)	$(515)	$170	$496
Net earnings	—	—	—	99	—	—	—	3	102
Other comprehensive (loss) income	—	—	—	—	—	—	13	—	13
Dividends to Clorox stockholders ($1.18 per share declared)	—	—	—	(147)	—	—	—	—	(147)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	21	—	—	—	—	—	21
Other employee stock plan activities	—	—	(7)	(2)	18	122	—	—	9
Balance as of December 31, 2022	$131	130,741	$1,207	$782	$(1,297)	(7,263)	$(502)	$170	$491

	Six Months Ended December 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Non-controlling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2021	$131	130,741	$1,186	$1,036	$(1,396)	(7,961)	$(546)	$181	$592
Net earnings	—	—	—	211	—	—	—	4	215
Other comprehensive (loss) income	—	—	—	—	—	—	(28)	—	(28)
Dividends to Clorox stockholders ($2.32 per share declared)	—	—	—	(287)	—	—	—	—	(287)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	25	—	—	—	—	—	25
Other employee stock plan activities	—	—	(31)	(11)	48	336	—	—	6
Treasury stock purchased	—	—	—	—	(25)	(152)	—	—	(25)
Balance as of December 30, 2021	$131	130,741	$1,180	$949	$(1,373)	(7,777)	$(574)	$178	$491

Balance as of June 30, 2022	$131	130,741	$1,202	$1,048	$(1,346)	(7,589)	$(479)	$173	$729
Net earnings	—	—	—	184	—	—	—	5	189
Other comprehensive (loss) income	—	—	—	—	—	—	(23)	—	(23)
Dividends to Clorox stockholders ($3.54 per share declared)	—	—	—	(440)	—	—	—	—	(440)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Stock-based compensation	—	—	31	—	—	—	—	—	31
Other employee stock plan activities	—	—	(26)	(10)	49	326	—	—	13
Balance as of December 31, 2022	$131	130,741	$1,207	$782	$(1,297)	(7,263)	$(502)	$170	$491

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three Months Ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of September 30, 2021	$(426)	$22	$(163)	$(567)
Other comprehensive (loss) income before reclassifications	(5)	(1)	—	(6)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(4)	2	(2)
Income tax benefit (expense)	—	1	—	1
Net current period other comprehensive (loss) income	(5)	(4)	2	(7)
Balance as of December 31, 2021	$(431)	$18	$(161)	$(574)

Balance as of September 30, 2022	$(477)	$113	$(151)	$(515)
Other comprehensive (loss) income before reclassifications	18	—	—	18
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(6)	2	(4)
Income tax benefit (expense), and other	—	—	(1)	(1)
Net current period other comprehensive (loss) income	18	(6)	1	13
Balance as of December 31, 2022	$(459)	$107	$(150)	$(502)

	Six Months Ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2021	$(403)	$21	$(164)	$(546)
Other comprehensive (loss) income before reclassifications	(28)	3	—	(25)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(7)	4	(3)
Income tax benefit (expense)	—	1	(1)	—
Net current period other comprehensive (loss) income	(28)	(3)	3	(28)
Balance as of December 31, 2021	$(431)	$18	$(161)	$(574)

Balance as of June 30, 2022	$(448)	$121	$(152)	$(479)
Other comprehensive (loss) income before reclassifications	(11)	(2)	—	(13)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(14)	3	(11)
Income tax benefit (expense), and other	—	2	(1)	1
Net current period other comprehensive (loss) income	(11)	(14)	2	(23)
Balance as of December 31, 2022	$(459)	$107	$(150)	$(502)
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
On May 17, 2022, the Company’s Board of Directors approved a resolution to terminate the Plan. The amendment will allow the settlement of the pension obligation with either a lump sum payout or a purchased annuity. It is expected to take 18 to 24 months to complete the termination from the date of the approved resolution to terminate the Plan. The completion of the process of offering and accepting lump sum elections are dependent on when certain regulatory approvals are obtained. Currently, there is not enough information available to determine the ultimate charge of the termination. The Plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of December 31, 2022.
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Interest cost	$4	$4	$9	$8
Expected return on plan assets (1)	(2)	(3)	(5)	(7)
Amortization of unrecognized items	2	2	4	4
Total	$4	$3	$8	$5
(1) The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2023 net periodic benefit cost is 2.7%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three and six months ended December 31, 2022 and 2021.
During both the three months ended December 31, 2022 and 2021, the Company made $2 in contributions to its domestic retirement income plans. During the six months ended December 31, 2022 and 2021, the Company made $4 and $5 in contributions to its domestic retirement income plans, respectively.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs, all other components are reflected in Other (income) expense, net.

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $26 and $28 as of December 31, 2022 and June 30, 2022, respectively, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 and $14 of the recorded liability as of December 31, 2022 and June 30, 2022, respectively, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators, which has not resulted in a change to the recorded liability. While the Company believes its latest estimates of remediation costs are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $9 of the recorded liability as of both December 31, 2022 and June 30, 2022. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and

NOTE 11: OTHER CONTINGENCIES AND GUARANTEES (continued)
remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both December 31, 2022 and June 30, 2022.
The Company was a party to letters of credit of $14 as of December 31, 2022, primarily related to its insurance carriers, of which $0 had been drawn upon.

NOTE 12. SEGMENT RESULTS
The Company operates through strategic business units (SBUs) that are organized into the Company’s operating segments. The operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International.
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

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Health and Wellness	$635	$648	$1,347	$1,393
Household	462	423	885	865
Lifestyle	332	324	652	655
International	286	296	571	584
Total	$1,715	$1,691	$3,455	$3,497

	Earnings (losses) before income taxes
	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Health and Wellness	$103	$56	$218	$161
Household	44	10	66	46
Lifestyle	74	80	134	173
International	24	19	47	49
Corporate (1)	(115)	(72)	(219)	(151)
Total	$130	$93	$246	$278
(1) The earnings (losses) before income taxes for Corporate includes restructuring and related implementation costs, net for the streamlined operating model of $4 and $23 for the three and six months ended December 31, 2022, respectively. While recorded within the Corporate segment, for informational purposes the following table provides the approximate restructuring and related implementation costs, net corresponding to the Company’s reportable segments as a percentage of the total costs:

	Three Months Ended	Six Months Ended
	12/31/2022	12/31/2022
Health and Wellness	—%	5%
Household	—	—
Lifestyle	—	5
International	—	16
Corporate	100	74
Total	100%	100%
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, were 25% and 26% for the three and six months ended December 31, 2022, respectively, and 25% for the three and six months ended December 31, 2021.

NOTE 12. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Cleaning	29%	29%	31%	31%
Professional Products	5	5	5	5
Vitamins, Minerals and Supplements	3	4	3	4
Health and Wellness	37%	38%	39%	40%
Bags and Wraps	14	13	13	12
Grilling	4	4	4	5
Cat Litter	9	8	9	7
Household	27%	25%	26%	24%
Food	10	10	10	10
Natural Personal Care	5	5	4	5
Water Filtration	4	4	4	4
Lifestyle	19%	19%	18%	19%
International	17%	18%	17%	17%
Total	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 10, 2022, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and six month periods ended December 31, 2022 (the current period) to the three and six month periods ended December 31, 2021 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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
The Company operates through strategic business units (SBUs) that are organized into the Company’s operating segments. These operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. These four reportable segments consist of the following:
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

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended December 31, 2022, the Company continued to experience supply chain disruptions including the impacts of cost inflation resulting in persistently high manufacturing and logistics costs as well as higher commodity costs. In addition to these evolving challenges, ongoing uncertainties and economic and social disruptions remained present due to the continued effects of the coronavirus (COVID-19) pandemic, which were further heightened by the conflict in Ukraine that began in the previous fiscal year.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended			Six Months Ended
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021	% Change
Net sales	$1,715	$1,691	1%	$3,455	$3,497	(1)%

	Three Months Ended December 31, 2022
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/ Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(2)%	(19)%	—%	—%	17%	(2)%	(19)%
Household	9	3	—	—	6	9	3
Lifestyle	2	(6)	—	—	8	2	(6)
International	(3)	(8)	—	(12)	17	9	(8)
Total	1%	(10)%	—%	(3)%	14%	4%	(10)%

	Six Months Ended December 31, 2022
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(3)%	(20)%	—%	—%	17%	(3)%	(20)%
Household	2	(6)	—	—	8	2	(6)
Lifestyle	—	(8)	—	—	8	—	(8)
International	(2)	(6)	—	(11)	15	9	(6)
Total	(1)%	(13)%	—%	(2)%	14%	1%	(13)%
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
Net sales in the current three month period increased by 1%, primarily driven by sales growth in the Household reportable segment, partially offset by lower sales in the Health and Wellness reportable segment. Volume decreased by 10% versus the prior period primarily due to pricing actions. The variance between volume and net sales was primarily due to the impact of favorable price mix.
Net sales and volume in the current six month period decreased by 1% and 13%, respectively, reflecting lower shipments across all reportable segments primarily due to pricing actions. The variance between volume and net sales was primarily due to the impact of favorable price mix.

	Three Months Ended			Six Months Ended
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021	% Change
Gross profit	$620	$558	11%	$1,246	$1,228	1%
Gross margin	36.2%	33.0%		36.1%	35.1%

Gross margin increased by 320 basis points in the current three month period from 33.0% to 36.2%. The increase was primarily driven by the benefit of price increases and cost savings, partially offset by unfavorable commodity costs and mix and higher manufacturing and logistics costs.
Gross margin increased by 100 basis points in the current six month period from 35.1% to 36.1%. The increase was primarily driven by the benefit of price increases and cost savings, partially offset by unfavorable commodity costs, higher manufacturing and logistics costs and the impact of unfavorable mix.

Expenses

	Three Months Ended
				% of Net Sales
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021
Selling and administrative expenses	$282	$241	17%	16.4%	14.3%
Advertising costs	156	167	(7)	9.1	9.9
Research and development costs	33	34	(3)	1.9	2.0
	Six Months Ended
				% of Net Sales
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021
Selling and administrative expenses	$543	$477	14%	15.7%	13.6%
Advertising costs	317	349	(9)	9.2	10.0
Research and development costs	65	67	(3)	1.9	1.9

Selling and administrative expenses, as a percentage of net sales, increased by 210 basis points in both the current three and six month periods versus the prior periods. The dollar increase in selling and administrative expenses in both the current three and six month periods was primarily due to higher incentive compensation expense and the Company’s digital capabilities and productivity enhancements investments.
Advertising costs, as a percentage of net sales, decreased by 80 basis points in both the current three and six month periods versus the prior periods. The dollar decrease in advertising costs in both the current three and six month periods was primarily due to the timing of advertising spend. The Company’s U.S. retail advertising spend as a percentage of net sales was 10% in the current and prior three month periods.
Research and development costs, as a percentage of net sales, were essentially flat in the current three and six month periods as compared to the prior periods. The Company continues to invest behind product innovation and cost savings.
Interest expense, Other (income) expense, net and the effective tax rate on earnings

	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Interest expense	$23	$23	$45	$48
Other (income) expense, net	(4)	—	30	9
Effective tax rate on earnings	21.2%	23.1%	23.0%	22.8%

Other (income) expense, net was $(4) and $0 in the current and prior three month periods, respectively, and $30 and $9 in the current and prior six month periods, respectively. The variance in the current three month period was not significant. The variance between the current and prior six month periods was primarily due to restructuring and related implementation costs associated with the streamlined operating model incurred in the current period.
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
The Company anticipates incurring approximately $75 to $100 of costs in fiscal years 2023 and 2024 related to this initiative, of which approximately $40 to $60 is expected to be incurred in fiscal year 2023. Related costs are primarily expected to include employee-related costs to reduce certain staffing levels such as severance payments, as well as for consulting and other costs. Costs incurred are expected to be settled primarily in cash.
Restructuring and related implementation costs, net were $4 for the three months ended December 31, 2022, which was related to other costs. Restructuring and related implementation costs, net were $23 for the six months ended December 31, 2022, of which $16 was related to employee-related costs and $7 was related to other costs. For further details on the streamlined operating model and restructuring, refer to the Notes to Consolidated Financial Statements.
The effective tax rate on earnings was 21.2% and 23.0% for the current three and six months periods, respectively, and 23.1% and 22.8% for the prior three and six month periods, respectively.

Diluted net earnings per share

	Three Months Ended			Six Months Ended
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021	% Change
Diluted net earnings per share	$0.80	$0.56	43%	$1.49	$1.70	(12)%

Diluted net earnings per share (EPS) increased by $0.24, or 43%, in the current three month period, primarily due to net sales growth, partially offset by higher selling and administrative expenses.
Diluted EPS decreased by $0.21 or 12% in the current six month period, primarily due to unfavorable commodity costs, higher selling and administrative expenses and manufacturing and logistics costs, decreased volume and the impact of unfavorable foreign currency exchange rates, partially offset by the net impact of pricing and cost savings.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Health and Wellness

	Three Months Ended			Six Months Ended
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021	% Change
Net sales	$635	$648	(2)%	$1,347	$1,393	(3)%
Earnings before income taxes	103	56	84	218	161	35
Volume and net sales decreased by 19% and 2%, respectively, and earnings before income taxes increased by 84% during the current three month period. The volume decrease was primarily due to pricing actions. The variance between volume and net sales was primarily due to the benefit of price increases. The increase in earnings before income taxes was primarily due to the net impact of pricing, partially offset by lower volume.
Volume and net sales decreased by 20% and 3%, respectively, and earnings before income taxes increased by 35% during the current six month period. The volume decrease was primarily due to pricing actions and lower shipments from the ongoing normalization of consumer demand in Cleaning in the current period. The variance between volume and net sales was primarily due to the benefit of price increases and favorable mix. The increase in earnings before income taxes was primarily due to the net impact of pricing and lower advertising spending, partially offset by lower volume.

Household

	Three Months Ended			Six Months Ended
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021	% Change
Net sales	$462	$423	9%	$885	$865	2%
Earnings before income taxes	44	10	340	66	46	43

Volume, net sales and earnings before income taxes increased by 3%, 9% and 340%, respectively, during the current three month period. The volume increase was primarily driven by higher shipments in Litter due to distribution growth and continued strong consumption and merchandising support, partially offset by lower shipments in the other SBUs due to pricing actions. The variance between volume and net sales was primarily due to the benefit of price increases, partially offset by unfavorable mix. The increase in earnings before income taxes was mainly due to net sales growth behind pricing as well as the benefit of cost savings, partially offset by higher commodity costs.
Net sales and earnings before income taxes increased by 2% and 43%, respectively, and volume decreased by 6% during the current six month period. The volume decrease was primarily driven by lower shipments in Glad and Grilling due to pricing actions, as well as lower shipments in Grilling due to the ongoing normalization of consumer demand in the current period. The variance between volume and net sales was primarily due to the benefit of price increases, partially offset by unfavorable mix. The increase in earnings before income taxes was mainly due to net sales growth behind pricing and cost savings, partially offset by unfavorable commodity costs and higher manufacturing and logistics costs.

Lifestyle

	Three Months Ended			Six Months Ended
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021	% Change
Net sales	$332	$324	2%	$652	$655	—%
Earnings before income taxes	74	80	(8)	134	173	(23)
Volume and earnings before income taxes decreased by 6% and 8%, respectively, and net sales increased by 2% during the current three month period. The volume decrease was primarily driven by lower shipments of water filtration products due to inventory reductions at select retailers and lower shipments in Food due to pricing actions. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable mix. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs and higher advertising spending, partially offset by higher net sales behind pricing and cost savings.
Volume and earnings before income taxes decreased by 8%, and 23%, respectively, and net sales were essentially flat during the current six month period. The volume decrease was primarily driven by lower shipments across all SBUs due to pricing actions. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable mix. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs and higher manufacturing and logistics costs.

International

	Three Months Ended			Six Months Ended
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021	% Change
Net sales	$286	$296	(3)%	$571	$584	(2)%
Earnings before income taxes	24	19	26	47	49	(4)

Volume and net sales decreased by 8%, and 3%, respectively, and earnings before income taxes increased by 26% during the current three month period. The volume decrease was primarily due to pricing actions. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable foreign currency exchange rates. The increase in earnings before income taxes was primarily due to the net impact of pricing and lower advertising spending, partially offset by higher manufacturing and logistics costs and unfavorable foreign currency exchange rates.
Volume, net sales and earnings before income taxes decreased by 6%, 2% and 4%, respectively, in the current six month period. The volume decrease was primarily due to pricing actions. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to unfavorable foreign exchange rates, higher manufacturing and logistics costs, unfavorable commodity costs and lower volume, partially offset by the net impact of pricing.

Argentina
Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings. The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, economic recession and impacts of COVID-19. As of December 31, 2022 and June 30, 2022, the net asset position, excluding goodwill, of Clorox Argentina was $46 and $45, respectively. Of these net assets, cash balances were approximately $18 and $15 as of December 31, 2022 and June 30, 2022, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for both the six months ended December 31, 2022 and the fiscal year ended June 30, 2022.
For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Corporate
Corporate includes certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses.

	Three Months Ended			Six Months Ended
	12/31/2022	12/31/2021	% Change	12/31/2022	12/31/2021	% Change
Losses before income taxes	$(115)	$(72)	60%	$(219)	$(151)	45%

Losses before income taxes increased by $43 and $68 in the current three and six month periods, respectively, primarily due to higher incentive compensation expense and the Company’s digital capabilities and productivity enhancement investments.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of December 31, 2022. The following table summarizes cash activities:

	Six Months Ended
	12/31/2022	12/31/2021
Net cash provided by operations	$387	$222
Net cash used for investing activities	(87)	(112)
Net cash used for financing activities	(315)	(235)
Operating Activities
Net cash provided by operations was $387 in the current six month period, compared with $222 in the prior six month period. The increase was primarily driven by a decrease in working capital and lower incentive compensation paid in the current six month period. The decrease in working capital was primarily due to lower inventory balances mostly driven by optimization of inventory levels from the prior six month period, decreased accounts receivable driven by the timing of sales and higher Accounts payable and accrued liabilities due to the timing of payments in the current six month period.
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
All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable and accrued liabilities in the Consolidated Balance Sheets and the associated payments are included in operating activities within the Consolidated Statements of Cash Flows. As of December 31, 2022 and June 30, 2022, the amount due to suppliers participating in SCF and included in Accounts payable and accrued liabilities was $200 and $211, respectively. While the Company does not have direct access to information on, or influence over, which invoices a participating supplier elects to sell to the financial institution, the Company expects that the majority of these amounts have been sold to the financial institution.
Investing Activities
Net cash used for investing activities was $87 in the current six month period, compared with $112 in the prior six month period. The year-over-year decrease was mainly due to lower capital spending in the current six month period.
Financing Activities
Net cash used for financing activities was $315 in the current six month period, compared with $235 in the prior six month period. The year-over-year increase was mainly due to lower net cash sourced from borrowings, partially offset by lower treasury stock purchases in the current six month period.
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

Credit Arrangements
As of December 31, 2022, the Company maintained a $1,200 revolving credit agreement that matures in March 2027 (the Credit Agreement). There were no borrowings under the Credit Agreement as of December 31, 2022 and June 30, 2022, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar non-cash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2022, and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of December 31, 2022, the Company maintained $30 of foreign and other credit lines, of which $3 was outstanding.
Stock Repurchases and Dividend Payments
As of December 31, 2022, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. There were no share repurchases of common stock during the three months ended December 31, 2022 and 2021. During the six months ended December 31, 2022 and 2021, the Company repurchased 0 and 152 thousand shares of common stock at a cost of $0 and $25, respectively.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	12/31/2022	12/31/2021	12/31/2022	12/31/2021
Dividends per share declared	$1.18	$1.16	$3.54	$2.32
Total dividends paid	146	143	291	285
Venture Agreement
The Company has a venture agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business. As of December 31, 2022 and June 30, 2022, P&G had a 20% interest in the venture. Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures.
The Company performed a valuation of the Glad bags and wraps business as of December 31, 2022, in connection with an update of the Company’s financial projections in the second quarter of fiscal year 2023. As of December 31, 2022 and June 30, 2022, the estimated fair value of P&G’s interest in the venture was $527 and $635, respectively, of which $489 and $468, respectively, has been recognized and is reflected in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. The $108 decrease in the estimated fair value of P&G’s interest since June 30, 2022 was attributable to an increase in the discount rate and a decrease in the estimated future cash flows since the prior valuation. Changes in the judgments, assumptions and market factors used could result in significantly different estimates of fair value. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance over the remaining life of the agreement.

CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.

CRITICAL ACCOUNTING ESTIMATES
The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. The most critical accounting estimates are those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. As of December 31, 2022, there have been no significant changes to the Company’s critical accounting estimates since the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, except as noted below:
Goodwill
The Company tests its goodwill for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. The results of the fiscal year 2022 annual impairment review indicated that the Vitamins, Minerals and Supplements (VMS) reporting unit had a heightened risk of future impairments if any assumptions, estimates or market factors unfavorably change in the future. No triggering events were identified in the fiscal quarter ended December 31, 2022 that would more likely than not reduce the fair value of the VMS reporting unit below its carrying value through December 31, 2022. As a result of the ongoing heightened risk of future impairments, the Company continues to closely monitor any events, circumstances or changes in this business that might imply a reduction in the estimated fair value and may lead to additional goodwill impairment.
Venture Agreement Terminal Obligation
The Company performed a valuation of the Glad bags and wraps business as of December 31, 2022 in connection with an update of the Company’s financial projections in the second quarter of fiscal year 2023. As of December 31, 2022 and June 30, 2022, the estimated fair value of P&G’s interest in the venture was $527 and $635, respectively. Of this estimated fair value $489 and $468 has been recognized and is reflected in Other liabilities as of December 31, 2022 and June 30, 2022, respectively. See Notes to Condensed Consolidated Financial Statements for additional information on the Venture Agreement.
Fair value determination requires significant judgment, assumptions and market factors which are uncertain and subject to change. Changes in the judgments, assumptions and market factors used could result in significantly different estimates of fair value. For perspective, if the discount rate as of December 31, 2022 were to increase or decrease by 100 basis points, the estimated fair value of P&G’s interest would decrease by approximately $54 or increase by approximately $69, respectively. Such changes would affect the amount of future charges to Cost of products sold.

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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended December 31, 2022
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(2)%	9%	2%	(3)%	1%
Add: Foreign Exchange	—	—	—	12	3
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(2)%	9%	2%	9%	4%

	Six Months Ended December 31, 2022
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	(3)%	2%	—%	(2)%	(1)%
Add: Foreign Exchange	—	—	—	11	2
Add/(Subtract): Divestitures/Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(3)%	2%	—%	9%	1%

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
•the ongoing COVID-19 pandemic and related impacts, including on the availability of, and efficiency of the supply, manufacturing and distribution systems for, the Company’s products, including any significant disruption to such systems; on the demand for and sales of the Company’s products; and on worldwide, regional and local adverse economic conditions;
•intense competition in the Company’s markets;
•unfavorable general economic and political conditions beyond our control, including recent supply chain disruptions, labor shortages, wage pressures, rising inflation, the interest rate environment, fuel and energy costs, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, such as COVID-19, terrorism, and unstable geopolitical conditions, including the conflict in Ukraine;
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
•risk of reductions in the estimated valuation of the VMS business and additional goodwill impairments;
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
•the effect of the Company’s indebtedness and credit rating on its business operations and financial results and the Company’s ability to access capital markets and other funding sources, as well as the cost of capital to the Company;
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
No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2023.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2022	—	$—	—	$993 million
November 1 to 30, 2022	—	—	—	$993 million
December 1 to 31, 2022	—	—	—	$993 million
Total	—	$—	—
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

THE CLOROX COMPANY
(Registrant)

DATE: February 2, 2023	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller