Form 10-Q
period 2023-03-31
CLOROX CO /DE/
filed 2023-05-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.
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

As of April 18, 2023, there were 123,623,524 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Net sales	$1,915	$1,809	$5,370	$5,306
Cost of products sold	1,115	1,160	3,324	3,429
Gross profit	800	649	2,046	1,877
Selling and administrative expenses	311	233	854	710
Advertising costs	206	153	523	502
Research and development costs	35	31	100	98
Goodwill, trademark and other asset impairments	445	—	445	—
Interest expense	24	21	69	69
Other (income) expense, net	24	11	54	20
Earnings (losses) before income taxes	(245)	200	1	478
Income tax expense (benefit)	(36)	48	21	111
Net earnings (losses)	(209)	152	(20)	367
Less: Net earnings attributable to noncontrolling interests	2	2	7	6
Net earnings (losses) attributable to Clorox	$(211)	$150	$(27)	$361
Net earnings (losses) per share attributable to Clorox
Basic net earnings (losses) per share	$(1.71)	$1.22	$(0.22)	$2.93
Diluted net earnings (losses) per share	$(1.71)	$1.21	$(0.22)	$2.91
Weighted average shares outstanding (in thousands)
Basic	123,649	123,177	123,512	123,074
Diluted	123,649	123,877	123,512	123,943

Comprehensive income (loss)	$(205)	$207	$(39)	$394
Less: Total comprehensive income attributable to noncontrolling interests	2	2	7	6
Total comprehensive income (loss) attributable to Clorox	$(207)	$205	$(46)	$388

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	3/31/2023	6/30/2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$242	$183
Receivables, net	678	681
Inventories, net	735	755
Prepaid expenses and other current assets	90	106
Total current assets	1,745	1,725
Property, plant and equipment, net of accumulated depreciation and amortization of $2,672 and $2,530, respectively	1,315	1,334
Operating lease right-of-use assets	359	342
Goodwill	1,250	1,558
Trademarks, net	546	687
Other intangible assets, net	176	197
Other assets	427	315
Total assets	$5,818	$6,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$138	$237
Current operating lease liabilities	88	78
Accounts payable and accrued liabilities	1,722	1,469
Income taxes payable	48	—
Total current liabilities	1,996	1,784
Long-term debt	2,476	2,474
Long-term operating lease liabilities	323	314
Other liabilities	824	791
Deferred income taxes	27	66
Total liabilities	5,646	5,429
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of March 31, 2023 and June 30, 2022; and 123,611,466 and 123,152,132 shares outstanding as of March 31, 2023 and June 30, 2022, respectively	131	131
Additional paid-in capital	1,232	1,202
Retained earnings	415	1,048
Treasury stock, at cost: 7,129,995 and 7,589,329 shares as of March 31, 2023 and June 30, 2022, respectively	(1,277)	(1,346)
Accumulated other comprehensive net (loss) income	(498)	(479)
Total Clorox stockholders’ equity	3	556
Noncontrolling interests	169	173
Total stockholders’ equity	172	729
Total liabilities and stockholders’ equity	$5,818	$6,158

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	3/31/2023	3/31/2022
Operating activities:
Net earnings (losses)	$(20)	$367
Adjustments to reconcile net earnings (losses) to net cash provided by operations:
Depreciation and amortization	174	167
Stock-based compensation	60	44
Deferred income taxes	(122)	11
Goodwill, trademark and other asset impairments	445	—
Other	34	7
Changes in:
Receivables, net	(1)	(56)
Inventories, net	13	(53)
Prepaid expenses and other current assets	(15)	2
Accounts payable and accrued liabilities	78	(93)
Operating lease right-of-use assets and liabilities, net	2	—
Income taxes payable / prepaid	80	55
Net cash provided by operations	728	451
Investing activities:
Capital expenditures	(144)	(172)
Other	2	5
Net cash used for investing activities	(142)	(167)
Financing activities:
Notes and loans payable, net	(99)	395
Long-term debt repayments	—	(300)
Treasury stock purchased	—	(25)
Cash dividends paid to Clorox stockholders	(437)	(428)
Cash dividends paid to noncontrolling interests	—	(5)
Issuance of common stock for employee stock plans and other	10	—
Net cash used for financing activities	(526)	(363)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	60	(81)
Cash, cash equivalents, and restricted cash:
Beginning of period	186	324
End of period	$246	$243

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2023 and 2022, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
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
Impairment Review of Goodwill and Indefinite-Lived Intangible Assets
The Company tests its goodwill, trademarks with indefinite lives and other indefinite-lived intangible assets annually for impairment in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired.
With respect to goodwill, the Company has the option to first assess qualitative factors, such as the maturity and stability of the reporting unit, the magnitude of the excess fair value over carrying value from a previous period’s impairment testing, other reporting unit specific operating results, microeconomic and macroeconomic factors, as well as new events and circumstances impacting the operations at the reporting unit level. The Company operates through strategic business units (SBUs) that are organized into the Company’s operating segments. Reporting units for goodwill impairment testing purposes were identified as the Company’s individual operating segments. If the result of a qualitative test indicates a potential for impairment of a reporting unit, a quantitative test is performed. In the quantitative test, the Company compares the estimated fair value of the reporting unit to its carrying value. If the estimated fair value of any reporting unit is less than its carrying value, an impairment charge is recorded for the difference between the carrying value and the fair value of the reporting unit.
To determine the fair value of a reporting unit as part of its quantitative test, the Company uses the discounted cash flow (DCF) method under the income approach, as it believes that this approach is the most reliable indicator of the fair value of its businesses and the fair value of its future earnings and cash flows. Under this approach, which requires significant judgments, the Company estimates the future cash flows of each reporting unit and discounts these cash flows at a rate of return that reflects their relative risk. The cash flows used in the DCF method are consistent with those the Company uses in its internal planning, which gives consideration to actual business trends experienced, and the broader business strategy for the long term. The other key estimates and factors used in the DCF method include, but are not limited to, net sales and expense growth rates, commodity prices, foreign exchange rates, inflation and a terminal growth rate. Changes in such estimates or the application of alternative assumptions could produce different results.

For trademarks and other intangible assets with indefinite lives, the Company has the option to first assess qualitative factors, such as the maturity and stability of the trademark or other intangible asset, the magnitude of the excess fair value over carrying value from a previous period’s impairment testing, other specific operating results as well as new events and circumstances impacting the significant inputs used to determine the fair value of the intangible asset. If the result of a qualitative test indicates that it is more likely than not that the asset is impaired, a quantitative test is performed. When a quantitative test is performed, the estimated fair value of an asset is compared to its carrying value. If the carrying value of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying value and the estimated fair value. The Company uses the DCF method under the relief from royalty income approach to estimate the fair value of its trademarks and other intangible assets with indefinite lives. This approach requires significant judgments in determining the royalty rates and the assets’ estimated cash flows, as well as the appropriate discount and foreign exchange rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results.
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
The Company anticipates incurring approximately $75 to $100 of costs in fiscal years 2023 and 2024 related to this initiative. Of this total amount, the higher-end of the range of approximately $40 to $60 is expected to be incurred in fiscal year 2023. Related costs are primarily expected to include employee-related costs to reduce certain staffing levels such as severance payments, as well as for consulting and other costs. Costs incurred are expected to be settled primarily in cash.
Restructuring and related implementation costs, net were $21 and $44 for the three and nine months ended March 31, 2023, respectively. The following table summarizes the total restructuring and related implementation costs, net associated with the Company’s streamlined operating model plan as reflected in the Consolidated Statements of Earnings and Comprehensive Income.

	Three Months Ended	Nine Months Ended
	3/31/2023	3/31/2023
Costs of products sold	$—	$(1)
Selling and administrative expenses	6	11
Other (income) expense, net:
Employee-related costs	15	34
Total, net	$21	$44
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
The following tables reconcile the accrual for the streamlined operating model restructuring and related implementation costs discussed above, which are recorded within Accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	Three Months Ended March 31
	Employee-Related Costs	Other	Total
Accrual Balance as of December 31, 2022	$13	$2	$15
Charges	15	7	22
Cash payments	(10)	(4)	(14)
Accrual Balance as of March 31, 2023	$18	$5	$23

	Nine Months Ended March 31
	Employee-Related Costs	Other	Total
Accrual Balance as of June 30, 2022	$—	$—	$—
Charges	34	14	48
Cash payments	(16)	(9)	(25)
Accrual Balance as of March 31, 2023	$18	$5	$23

NOTE 3. INVENTORIES, NET
Inventories, net, consisted of the following as of:

	3/31/2023	6/30/2022
Finished goods	$638	$593
Raw materials and packaging	185	191
Work in process	13	16
LIFO allowances	(94)	(40)
Total inventories, net	$742	$760
Less: Noncurrent inventories, net (1)	7	5
Total current inventories, net	$735	$755
(1)Noncurrent inventories, net is recorded in Other assets.

NOTE 4. GOODWILL, TRADEMARK AND OTHER ASSETS IMPAIRMENTS
During the third quarter of fiscal year 2023, management made a decision to narrow the focus on core brands and streamline investment levels in the Vitamins, Minerals and Supplements (VMS) business. As a result, revisions were made to the internal financial projections and operational plans of the VMS business reflecting the Company’s current estimates regarding the future financial performance of these operations and macroeconomic factors. The revised estimated future cash flows reflect lower sales growth expectations and lower investment levels. These revisions were considered a triggering event requiring interim impairment assessments to be performed as part of the preparation of the quarterly financial statements on the global indefinite-lived trademarks, other long-term assets and the VMS reporting unit.
Based on the outcome of these assessments, the following pre-tax, non-cash impairment charges were recorded:

	Impairment Charges
	VMS reporting unit	International reporting unit	Total
Goodwill	$306	$—	$306
Trademarks, net	127	12	139
Total	$433	$12	$445
In connection with recognizing these impairment charges, the Company recognized tax benefits related to the impairments of $83 due to the partial tax deductibility of these charges.
To determine the estimated fair values of the global indefinite-lived trademarks related to the VMS business, the Company used the DCF method under the relief from royalty income approach. This approach requires significant judgments in determining the royalty rates and the assets’ estimated cash flows as well as the appropriate discount rates applied to those cash flows to determine fair value. As a result of the interim impairment test, the Company concluded that the carrying value of the global indefinite-lived trademarks exceeded their estimated fair value, and recorded impairment charges of $139. In addition, the useful lives of the impaired trademarks, with a remaining net carrying value of $28 as of March 31, 2023, were changed from indefinite to definite beginning on April 1, 2023, which reflects the remaining expected useful lives of the trademarks based on the most recent financial and operational plans. The weighted-average estimated useful life of these trademarks is 20 years.
After adjusting the carrying values of the global indefinite-lived trademarks and concluding that the carrying amounts of the other long-lived assets were recoverable, the Company completed a quantitative impairment test for goodwill and recorded a goodwill impairment charge of $306 in the VMS reporting unit. To determine the fair value of the VMS reporting unit, the Company used a DCF method under the income approach. In accordance with this approach, the Company estimated the future cash flows of the VMS reporting unit and discounted these cash flows at a rate of return that reflects its relative risk. The other key estimates and factors used in the DCF method include, but are not limited to, net sales and expense growth rates and a terminal growth rate. The decrease in projected cash flows due to the revisions adversely impacted key assumptions used in determining the fair value of the VMS reporting unit and assets contained therein, primarily projected net sales. There is no remaining goodwill associated with the impaired reporting unit.
No triggering events were identified in the fiscal quarter ended March 31, 2023 that would more likely than not reduce the fair value of the International reporting unit below its carrying value through March 31, 2023.

Changes in the carrying amount of Goodwill as of March 31, 2023 from June 30, 2022, were as follows:

	Goodwill
	Health and Wellness	Household	Lifestyle	International	Total
Balance as of June 30, 2022	$629	$85	$244	$600	$1,558
Translation adjustments and other	—	—	—	(11)	(11)
Balance as of September 30, 2022	629	85	244	589	1,547
Translation adjustments and other	—	—	—	6	6
Balance as of December 31, 2022	629	85	244	595	1,553
Goodwill impairment	(306)	—	—	—	(306)
Translation adjustments and other	—	—	—	3	3
Balance as of March 31, 2023	$323	$85	$244	$598	$1,250
The following table summarizes the carrying amount of trademarks and other intangible assets as of March 31, 2023 and as of June 30, 2022:

	March 31, 2023			June 30, 2022
	Gross carrying amount	Accumulated amortization / Impairments	Net carrying amount	Gross carrying amount	Accumulated amortization / Impairments	Net carrying amount
Trademarks not subject to amortization	$666	$139	$527	$668	$—	$668
Trademarks subject to amortization	56	37	19	57	38	19
Other intangible assets	578	402	176	577	380	197
Total	$1,300	$578	$722	$1,302	$418	$884
Amortization expense relating to the Company’s intangible assets was $7 and $22 for the three and nine months ended March 31, 2023, respectively, and $8 and $24 for the three and nine months ended March 31, 2022, respectively. Estimated amortization expense for these intangible assets is $8, $29, $28, $28 and $28 for the remainder of fiscal year 2023 and fiscal years 2024, 2025, 2026 and 2027, respectively.

NOTE 5. OTHER LIABILITIES
Venture Agreement
The Company has an agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development (R&D) support to the Glad business. As of March 31, 2023 and June 30, 2022, P&G had a 20% interest in the venture. The Company pays a royalty to P&G for its interest in the profits, losses and cash flows, as contractually defined, of the Glad business, which is included in Cost of products sold. In December 2017, the Company and P&G extended the term of the agreement and the related R&D support provided by P&G. The term will expire in January 2026, unless the parties agree, on or prior to January 31, 2025, to further extend the term of the agreement for another seven years or agree to take some other relevant action. The agreement can be terminated earlier under certain circumstances, including at P&G’s option upon a change in control of the Company or, at either party’s option, upon the sale of the Glad business by the Company.
Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of March 31, 2023 and June 30, 2022, the estimated fair value of P&G’s interest in the venture was $527 and $635, respectively, of which $492 and $468, respectively, has been recognized and is reflected in Other liabilities. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. Following termination, the Glad business will retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.

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
As of March 31, 2023, and June 30, 2022, the notional amount of commodity derivatives was $55 and $27, respectively, which related primarily to exposures in soybean oil used for the Food products business and jet fuel used for the Grilling business.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $55 and $31 as of March 31, 2023 and June 30, 2022, respectively.
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
The Company held no interest rate contracts as of both March 31, 2023 and June 30, 2022.
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

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings (losses) were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Commodity purchase derivative contracts	$(4)	$10	$(6)	$12
Foreign exchange derivative contracts	1	(1)	1	—
Interest rate derivative contracts	—	39	—	39
Total	$(3)	$48	$(5)	$51

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings (losses)
		Three Months Ended		Nine Months Ended
		3/31/2023	3/31/2022	3/31/2023	3/31/2022
Commodity purchase derivative contracts	Cost of products sold	$—	$3	$7	$13
Foreign exchange derivative contracts	Cost of products sold	—	—	1	—
Interest rate derivative contracts	Interest expense	4	—	10	(3)
Total		$4	$3	$18	$10

The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of March 31, 2023 that is expected to be reclassified into Net earnings (losses) within the next twelve months is $9.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually-defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $1 and $0 contained such terms as of March 31, 2023 and June 30, 2022, respectively. As of both March 31, 2023 and June 30, 2022, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2023 and June 30, 2022, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of March 31, 2023 and June 30, 2022, the Company maintained cash margin balances related to exchange traded futures and options contracts of $3 and $1, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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
As of both March 31, 2023 and June 30, 2022, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			3/31/2023		6/30/2022
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase options contracts	Prepaid expenses and other current assets	1	$1	$1	$—	$—
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	—	—	6	6
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	1	1
			$2	$2	$7	$7
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	2	2	1	1
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	1	1	—	—
			$3	$3	$1	$1

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			3/31/2023		6/30/2022
	Balance Sheet Classification	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$61	$61	$86	$86
Time deposits	Cash and cash equivalents (1)	2	7	7	4	4
Trust assets for nonqualified deferred compensation plans	Other assets	1	126	126	119	119
			$194	$194	$209	$209
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$138	$138	$237	$237
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (3)	2	2,476	2,376	2,474	2,386
			$2,614	$2,514	$2,711	$2,623
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
Furthermore, impairment charges of $445 were recorded during the third quarter of fiscal 2023, of which $306 and $139 related to the goodwill of the VMS reporting unit and certain related indefinite-lived trademarks, respectively. These adjustments were included as Goodwill, trademark and other asset impairments in the condensed consolidated statement of earnings. The non-recurring fair values utilized included unobservable Level 3 inputs based on management’s best estimates and assumptions. For additional information, refer to Note 4.

NOTE 7. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on losses was 14.7% and the effective tax rate on earnings was 1,813.5% for the three and nine months ended March 31, 2023, respectively. The effective tax rate on earnings was 23.9% and 23.3% for the three and nine months ended March 31, 2022, respectively. The lower tax rate on losses before income taxes in the current three month period was driven by the partial non-deductibility of impaired VMS goodwill. The substantially higher tax rate on earnings before income taxes in the current nine month period was driven by lower pre-tax income due to the VMS impairment charges and the non-deductibility of a portion of those charges.
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

NOTE 8. NET EARNINGS (LOSSES) PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Basic	123,649	123,177	123,512	123,074
Dilutive effect of stock options and other	—	700	—	869
Diluted	123,649	123,877	123,512	123,943

Antidilutive stock options and other	4,953	2,489	4,953	2,489
Basic net earnings (losses) per share and Diluted net earnings (losses) per share are calculated on Net earnings (losses) attributable to Clorox.
Since the Company generated net losses attributable to Clorox for the three and nine months ended March 31, 2023, there was no dilutive effect of stock options and other instruments because their impacts would be antidilutive.

NOTE 9. COMPREHENSIVE INCOME (LOSS)
The following table provides a summary of Comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Net earnings (losses)	$(209)	$152	$(20)	$367
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	10	19	(1)	(9)
Net unrealized gains (losses) on derivatives	(7)	34	(21)	31
Pension and postretirement benefit adjustments	1	2	3	5
Total other comprehensive (loss) income, net of tax	4	55	(19)	27
Comprehensive income (loss)	(205)	207	(39)	394
Less: Total comprehensive income attributable to noncontrolling interests	2	2	7	6
Total comprehensive income (loss) attributable to Clorox	$(207)	$205	$(46)	$388

NOTE 10. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three Months Ended March 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Noncontrolling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of December 31, 2021	$131	130,741	$1,180	$949	$(1,373)	(7,777)	$(574)	$178	$491
Net earnings	—	—	—	150	—	—	—	2	152
Other comprehensive (loss) income	—	—	—	—	—	—	55	—	55
Dividends to Clorox stockholders ($1.16 per share declared)	—	—	—	(143)	—	—	—	—	(143)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	19	—	—	—	—	—	19
Other employee stock plan activities	—	—	(4)	(5)	15	107	—	—	6
Balance as of March 31, 2022	$131	130,741	$1,195	$951	$(1,358)	(7,670)	$(519)	$176	$576

Balance as of December 31, 2022	$131	130,741	$1,207	$782	$(1,297)	(7,263)	$(502)	$170	$491
Net earnings (losses)	—	—	—	(211)	—	—	—	2	(209)
Other comprehensive (loss) income	—	—	—	—	—	—	4	—	4
Dividends to Clorox stockholders ($1.18 per share declared)	—	—	—	(147)	—	—	—	—	(147)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	29	—	—	—	—	—	29
Other employee stock plan activities	—	—	(4)	(9)	20	133	—	—	7
Balance as of March 31, 2023	$131	130,741	$1,232	$415	$(1,277)	(7,130)	$(498)	$169	$172

	Nine Months Ended March 31
(Dollars in millions except per share data; shares in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Net (Loss) Income	Noncontrolling interests	Total Stockholders’ Equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2021	$131	130,741	$1,186	$1,036	$(1,396)	(7,961)	$(546)	$181	$592
Net earnings	—	—	—	361	—	—	—	6	367
Other comprehensive (loss) income	—	—	—	—	—	—	27	—	27
Dividends to Clorox stockholders ($3.48 per share declared)	—	—	—	(430)	—	—	—	—	(430)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	44	—	—	—	—	—	44
Other employee stock plan activities	—	—	(35)	(16)	63	443	—	—	12
Treasury stock purchased	—	—	—	—	(25)	(152)	—	—	(25)
Balance as of March 31, 2022	$131	130,741	$1,195	$951	$(1,358)	(7,670)	$(519)	$176	$576

Balance as of June 30, 2022	$131	130,741	$1,202	$1,048	$(1,346)	(7,589)	$(479)	$173	$729
Net earnings (losses)	—	—	—	(27)	—	—	—	7	(20)
Other comprehensive (loss) income	—	—	—	—	—	—	(19)	—	(19)
Dividends to Clorox stockholders ($4.72 per share declared)	—	—	—	(587)	—	—	—	—	(587)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	60	—	—	—	—	—	60
Other employee stock plan activities	—	—	(30)	(19)	69	459	—	—	20
Balance as of March 31, 2023	$131	130,741	$1,232	$415	$(1,277)	(7,130)	$(498)	$169	$172

NOTE 10. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of December 31, 2021	$(431)	$18	$(161)	$(574)
Other comprehensive (loss) income before reclassifications	19	48	—	67
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(3)	2	(1)
Income tax benefit (expense)	—	(11)	—	(11)
Net current period other comprehensive (loss) income	19	34	2	55
Balance as of March 31, 2022	$(412)	$52	$(159)	$(519)

Balance as of December 31, 2022	$(459)	$107	$(150)	$(502)
Other comprehensive (loss) income before reclassifications	9	(3)	—	6
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(4)	1	(3)
Income tax benefit (expense), and other	1	—	—	1
Net current period other comprehensive (loss) income	10	(7)	1	4
Balance as of March 31, 2023	$(449)	$100	$(149)	$(498)

	Nine Months Ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2021	$(403)	$21	$(164)	$(546)
Other comprehensive (loss) income before reclassifications	(9)	51	—	42
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(10)	6	(4)
Income tax benefit (expense)	—	(10)	(1)	(11)
Net current period other comprehensive (loss) income	(9)	31	5	27
Balance as of March 31, 2022	$(412)	$52	$(159)	$(519)

Balance as of June 30, 2022	$(448)	$121	$(152)	$(479)
Other comprehensive (loss) income before reclassifications	(2)	(5)	—	(7)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(18)	4	(14)
Income tax benefit (expense), and other	1	2	(1)	2
Net current period other comprehensive (loss) income	(1)	(21)	3	(19)
Balance as of March 31, 2023	$(449)	$100	$(149)	$(498)
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
On May 17, 2022, the Company’s Board of Directors approved a resolution to terminate the Plan. The amendment will allow the settlement of the pension obligation with either a lump sum payout or a purchased annuity. It is expected to take 18 to 24 months to complete the termination from the date of the approved resolution to terminate the Plan. The completion of the process of offering and accepting lump sum elections are dependent on when certain regulatory approvals are obtained. Currently, there is not enough information available to determine the ultimate charge of the termination. The Plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of March 31, 2023.
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Interest cost	$4	$3	$13	$11
Expected return on plan assets (1)	(3)	(4)	(8)	(11)
Settlement loss recognized	—	1	—	1
Amortization of unrecognized items	3	3	7	7
Total	$4	$3	$12	$8
(1)The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2023 net periodic benefit cost is 2.7%.
The net periodic benefit cost for the Company’s retirement health care plans was $(1) for both the three and nine months ended March 31, 2023, and $0 for both the three and nine months ended March 31, 2022.
During both the three months ended March 31, 2023 and 2022, the Company made $8 in contributions to its domestic retirement income plans. During the nine months ended March 31, 2023 and 2022, the Company made $12 and $13 in contributions to its domestic retirement income plans, respectively.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs, all other components are reflected in Other (income) expense, net.

NOTE 12. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company had recorded liabilities totaling $26 and $28 as of March 31, 2023 and June 30, 2022, respectively, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 and $14 of the recorded liability as of March 31, 2023 and June 30, 2022, respectively, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators, which has not resulted in a change to the recorded liability. While the Company believes its latest estimates of remediation costs are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.

NOTE 12: OTHER CONTINGENCIES AND GUARANTEES (continued)
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 and $9 of the recorded liability as of both March 31, 2023 and June 30, 2022, respectively. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both March 31, 2023 and June 30, 2022.
The Company was a party to letters of credit of $14 as of March 31, 2023, primarily related to its insurance carriers, of which $0 had been drawn upon.

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

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Health and Wellness	$707	$662	$2,054	$2,055
Household	550	539	1,435	1,404
Lifestyle	353	306	1,005	961
International	305	302	876	886
Total	$1,915	$1,809	$5,370	$5,306

	Earnings (losses) before income taxes
	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Health and Wellness (1)	$(290)	$84	$(72)	$245
Household	99	92	165	138
Lifestyle	83	66	217	239
International (2)	15	31	62	80
Corporate (3)	(152)	(73)	(371)	(224)
Total	$(245)	$200	$1	$478
(1)The earnings (losses) before income taxes for the Health and Wellness segment includes $433 of non-cash impairment charges related to the VMS business for the three and nine months ended March 31, 2023.
(2)The earnings (losses) before income taxes for the International segment include $12 of non-cash impairment charges related to the VMS business for the three and nine months ended March 31, 2023.
(3)The losses before income taxes for Corporate includes restructuring and related implementation costs, net for the streamlined operating model of $21 and $44 for the three and nine months ended March 31, 2023, respectively. While recorded within the Corporate segment, for informational purposes the following table provides the approximate restructuring and related implementation costs, net corresponding to the Company’s reportable segments as a percentage of the total costs:

	Three Months Ended	Nine Months Ended
	3/31/2023	3/31/2023
Health and Wellness	7%	6%
Household	4	2
Lifestyle	2	3
International	21	19
Corporate	66	70
Total	100%	100%
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for the three and nine months ended March 31, 2023 and 25% for the three and nine months ended March 31, 2022.

NOTE 13. SEGMENT RESULTS (Continued)
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Cleaning	30%	28%	30%	30%
Professional Products	4	4	5	5
Vitamins, Minerals and Supplements	3	4	3	4
Health and Wellness	37%	36%	38%	39%
Bags and Wraps	12	12	12	12
Grilling	8	10	6	6
Cat Litter	9	8	9	8
Household	29%	30%	27%	26%
Food	10	10	11	10
Natural Personal Care	4	4	4	4
Water Filtration	4	3	4	4
Lifestyle	18%	17%	19%	18%
International	16%	17%	16%	17%
Total	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 10, 2022, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and nine month periods ended March 31, 2023 (the current period) to the three and nine month periods ended March 31, 2022 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.

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

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended March 31, 2023, the Company continued to experience supply chain disruptions including the impacts of cost inflation resulting in persistently high manufacturing and logistics costs as well as higher commodity costs. In addition to these evolving challenges, ongoing uncertainties and economic and social disruptions remained present due to the continued effects of the coronavirus (COVID-19) pandemic, which were further heightened by the conflict in Ukraine that began in the previous fiscal year.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three Months Ended			Nine Months Ended
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022	% Change
Net sales	$1,915	$1,809	6%	$5,370	$5,306	1%

	Three Months Ended March 31, 2023
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/ Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	7%	(16)%	—%	—%	23%	7%	(16)%
Household	2	(12)	—	—	14	2	(12)
Lifestyle	15	—	—	—	15	15	—
International	1	(7)	—	(13)	21	14	(7)
Total	6%	(11)%	—%	(2)%	19%	8%	(11)%

	Nine Months Ended March 31, 2023
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	—%	(19)%	—%	—%	19%	—%	(19)%
Household	2	(8)	—	—	10	2	(8)
Lifestyle	5	(6)	—	—	11	5	(6)
International	(1)	(6)	—	(11)	16	10	(6)
Total	1%	(12)%	—%	(2)%	15%	3%	(12)%
(1)This represents the net impact on net sales growth / (decrease) from pricing actions, mix and other factors.
(2)Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(3)Organic volume represents volume excluding the effect of any acquisitions and divestitures.
Net sales in the current three month period increased by 6%, primarily driven by sales growth across all reportable segments. Volume decreased by 11% versus the prior period primarily due to pricing actions. The variance between volume and net sales was primarily due to the impact of favorable price mix.
Net sales in the current nine month period increased by 1%, primarily driven by sales growth in the Lifestyle and Household reportable segments. Volume decreased by 12%, reflecting lower shipments across all reportable segments primarily due to pricing actions. The variance between volume and net sales was primarily due to the impact of favorable price mix.

	Three Months Ended			Nine Months Ended
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022	% Change
Gross profit	$800	$649	23%	$2,046	$1,877	9%
Gross margin	41.8%	35.9%		38.1%	35.4%
Gross margin increased by 590 basis points in the current three month period from 35.9% to 41.8%. The increase was primarily driven by the benefit of price increases as well as cost savings, partially offset by unfavorable commodity costs and higher manufacturing and logistics costs.
Gross margin increased by 270 basis points in the current nine month period from 35.4% to 38.1%. The increase was primarily driven by the benefit of price increases as well as cost savings, partially offset by unfavorable commodity costs and higher manufacturing and logistics costs.
Expenses

	Three Months Ended
				% of Net Sales
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022
Selling and administrative expenses	$311	$233	33%	16.2%	12.9%
Advertising costs	206	153	35	10.8	8.5
Research and development costs	35	31	13	1.8	1.7
	Nine Months Ended
				% of Net Sales
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022
Selling and administrative expenses	$854	$710	20%	15.9%	13.4%
Advertising costs	523	502	4	9.7	9.5
Research and development costs	100	98	2	1.9	1.8
Selling and administrative expenses, as a percentage of net sales, increased by 330 basis points and 250 basis points in current three and nine month periods, respectively. The dollar increase in selling and administrative expenses in both the current three and nine month periods was primarily due to higher incentive compensation expense and the Company’s digital capabilities and productivity enhancements investments.
Advertising costs, as a percentage of net sales, increased by 230 basis points and 20 basis points in the current three and nine month periods versus the prior periods, respectively. The increase in advertising costs reflects the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales was 12% and 9% in the current and prior three month periods, respectively.
Research and development costs, as a percentage of net sales, were essentially flat in both the current three and nine month periods as compared to the prior periods. The Company continues to invest behind product innovation and cost savings.
Goodwill, trademark and other asset impairments, Interest expense, Other (income) expense, net and the effective tax rate on earnings (losses)

	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Goodwill, trademark and other asset impairments	$445	$—	$445	$—
Interest expense	24	21	69	69
Other (income) expense, net	24	11	54	20
Effective tax rate on earnings (losses)	14.7%	23.9%	1,813.5%	23.3%

Goodwill, trademark and other asset impairments of $445 in both the current three and nine month periods reflect non-cash impairment charges to goodwill and certain indefinite-lived trademarks related to the VMS business. See Notes to Condensed Consolidated Financial Statements for further information.
Other (income) expense, net was $24 and $11 in the current and prior three month periods, respectively, and $54 and $20 in the current and prior nine month periods, respectively. The variance was primarily due to restructuring and related implementation costs associated with the streamlined operating model incurred in both the current three and nine month periods.
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
Once fully implemented, the Company expects annual cost savings to be approximately $75 to $100 annually, with benefits of approximately $35 anticipated in fiscal year 2023. The benefits of the streamlined operating model are currently expected to increase future cash flows as a result of cost savings that will be generated primarily in the areas of selling and administration, supply chain, marketing and research and development.
The Company anticipates incurring approximately $75 to $100 of costs in fiscal years 2023 and 2024 related to this initiative. Of this total amount, the higher-end of the range of approximately $40 to $60 is expected to be incurred in fiscal year 2023. Related costs are primarily expected to include employee-related costs to reduce certain staffing levels such as severance payments, as well as for consulting and other costs. Costs incurred are expected to be settled primarily in cash.
Restructuring and related implementation costs, net were $21 for the three months ended March 31, 2023, of which $14 was related to employee-related costs and $7 was related to other costs. Restructuring and related implementation costs, net were $44 for the nine months ended March 31, 2023,of which $30 was related to employee-related costs and $14 was related to other costs. For further details on the streamlined operating model and restructuring, refer to the Notes to Consolidated Financial Statements.
The effective tax rate on earnings (losses) was 14.7% and 1,813.5% for the current three and nine month periods, respectively, and 23.9% and 23.3% for the prior three and nine month periods, respectively. The lower tax rate on losses before income taxes in the current three month period was driven by the partial non-deductibility of impaired VMS goodwill. The substantially higher tax rate on earnings before income taxes in the current nine month period was driven by lower pre-tax income due to the VMS impairment charges and the non-deductibility of a portion of those charges.

Diluted net earnings (losses) per share

	Three Months Ended			Nine Months Ended
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022	% Change
Diluted net earnings (losses) per share	$(1.71)	$1.21	(241)%	$(0.22)	$2.91	(108)%

Diluted net earnings (losses) per share (EPS) decreased by $2.92, or 241%, in the current three month period, primarily due to the noncash impairment charges on assets related to the VMS business, higher selling and administrative expenses, advertising investments and unfavorable commodity costs, partially offset by higher net sales primarily behind pricing as well as the benefit of cost savings.
Diluted EPS decreased by $3.13, or 108%, in the current nine month period, primarily due to the noncash impairment charges on assets related to the VMS business, higher selling and administrative expenses, unfavorable commodity costs, higher manufacturing and logistics costs and the impact of unfavorable foreign currency exchange rates, partially offset by net sales growth as well as the benefit of cost savings.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and certain unallocated costs reflected in Corporate (see Notes to Condensed Consolidated Financial Statements for a reconciliation of segment results to consolidated results):

Health and Wellness

	Three Months Ended			Nine Months Ended
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022	% Change
Net sales	$707	$662	7%	$2,054	$2,055	—%
Earnings (losses) before income taxes	(290)	84	(445)	(72)	245	(129)
Volume and earnings (losses) before income taxes decreased by 16% and 445% respectively, and net sales increased by 7% during the current three month period. The volume decrease was primarily due to pricing actions, partially offset by strong consumption, primarily in Cleaning. The variance between volume and net sales was primarily due to the benefit of price increases. The decrease in earnings (losses) before income taxes in the current period was primarily due to the noncash impairment charges on assets related to the VMS business, unfavorable commodity costs and advertising investments, partially offset by net sales growth primarily behind pricing as well as the benefit of cost savings.
Volume and earnings (losses) before income taxes decreased by 19% and 129% respectively, and net sales were essentially flat during the current nine month period. The volume decrease was primarily due to pricing actions and lower shipments from the ongoing normalization of consumer demand in Cleaning in the current period. The variance between volume and net sales was primarily due to the benefit of price increases. The decrease in earnings (losses) before income taxes in the current period was primarily due to the noncash impairment charges on assets related to the VMS business and unfavorable commodity costs, partially offset by the benefit of price increases as well as cost savings.

Household

	Three Months Ended			Nine Months Ended
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022	% Change
Net sales	$550	$539	2%	$1,435	$1,404	2%
Earnings before income taxes	99	92	8	165	138	20

Net sales and earnings before income taxes increased by 2% and 8%, respectively, and volume decreased by 12% during the current three month period. The volume decrease was primarily driven by lower shipments across all SBUs due to pricing actions and in Grilling due to increased competitive activity, partially offset by strong consumption in Litter and Bags and Wraps. The variance between volume and net sales was primarily due to the benefit of price increases. The increase in earnings before income taxes was mainly due to net sales growth primarily behind pricing as well as the benefit of cost savings, partially offset by advertising investments and unfavorable commodity costs.
Net sales and earnings before income taxes increased by 2% and 20%, respectively, and volume decreased by 8% during the current nine month period. The volume decrease was primarily driven by lower shipments across all SBUs due to pricing actions, as well as lower shipments in Grilling due to increased competitive activity in the current period. The variance between volume and net sales was primarily due to the benefit of price increases. The increase in earnings before income taxes was mainly due to net sales growth primarily behind pricing as well as the benefit of cost savings, partially offset by unfavorable commodity costs, higher manufacturing and logistics costs and advertising investments.

Lifestyle

	Three Months Ended			Nine Months Ended
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022	% Change
Net sales	$353	$306	15%	$1,005	$961	5%
Earnings before income taxes	83	66	26	217	239	(9)

Net sales and earnings before income taxes increased by 15% and 26% respectively, and volume was essentially flat during the current three month period. The variance between volume and net sales was mainly due to the benefit of pricing and strong consumption supported by merchandising activities in Brita and Food. The increase in earnings before income taxes was due to net sales growth primarily behind pricing as well as the benefit of cost savings, partially offset by advertising investments and unfavorable commodity costs.
Volume and earnings before income taxes decreased by 6% and 9% respectively, and net sales increased by 5% during the current nine month period. The volume decrease was primarily driven by lower shipments across all SBUs due to pricing actions. The variance between volume and net sales was mainly due to the benefit of price increases. The decrease in earnings before income taxes was primarily due to unfavorable commodity costs, advertising investments and higher manufacturing and logistics costs, partially offset by net sales growth primarily behind pricing.

International

	Three Months Ended			Nine Months Ended
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022	% Change
Net sales	$305	$302	1%	$876	$886	(1)%
Earnings before income taxes	15	31	(52)	62	80	(23)

Volume and earnings before income taxes decreased by 7% and 52% respectively, and net sales increased by 1% during the current three month period. The volume decrease was primarily due to pricing actions. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to unfavorable foreign currency exchange rates, a noncash impairment charge related to the VMS business and higher manufacturing and logistics costs, partially offset by net sales growth primarily behind pricing and the benefit of cost savings.
Volume, net sales and earnings before income taxes decreased by 6%, 1% and 23%, respectively, in the current nine month period. The volume decrease was primarily due to pricing actions. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by the impact of unfavorable foreign currency exchange rates. The decrease in earnings before income taxes was primarily due to unfavorable foreign currency exchange rates, higher manufacturing and logistics costs, unfavorable commodity costs, lower volume and higher selling and administrative expenses, partially offset by the net impact of pricing.
Argentina
Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings. The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, economic recession, impacts of COVID-19 and temporary price controls. As of March 31, 2023 and June 30, 2022, the net asset position, excluding goodwill, of Clorox Argentina was $49 and $45, respectively. Of these net assets, cash balances were approximately $24 and $15 as of March 31, 2023 and June 30, 2022, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for both the nine months ended March 31, 2023 and the fiscal year ended June 30, 2022.

For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Corporate
Corporate includes certain non-allocated administrative costs, interest income, interest expense and various other non-operating income and expenses.

	Three Months Ended			Nine Months Ended
	3/31/2023	3/31/2022	% Change	3/31/2023	3/31/2022	% Change
Losses before income taxes	$(152)	$(73)	108%	$(371)	$(224)	66%

Losses before income taxes increased by $79 in the current three month period primarily due to higher incentive compensation expense, restructuring charges associated with the implementation of the Company’s new operating model and the Company’s digital capabilities and productivity enhancement investments.
Losses before income taxes increased by $147 in the current nine month period primarily due to higher incentive compensation expense, the Company’s digital capabilities and productivity enhancement investments, and restructuring charges associated with the implementation of the Company’s new operating model.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of March 31, 2023. The following table summarizes cash activities:

	Nine Months Ended
	3/31/2023	3/31/2022
Net cash provided by operations	$728	$451
Net cash used for investing activities	(142)	(167)
Net cash used for financing activities	(526)	(363)
Operating Activities
Net cash provided by operations was $728 in the current nine month period, compared with $451 in the prior nine month period. The increase was primarily driven by a decrease in working capital and lower incentive compensation paid in the current nine month period. The decrease in working capital was primarily driven by higher Accounts payable and accrued liabilities due to timing of payments, lower inventory balances mostly driven by optimization of inventory levels in the current nine month period and decrease in Accounts receivable due to timing of sales in the prior nine month period.
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
All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable and accrued liabilities in the Consolidated Balance Sheets and the associated payments are included in operating activities within the Consolidated Statements of Cash Flows. As of March 31, 2023 and June 30, 2022, the amount due to suppliers participating in SCF and included in Accounts payable and accrued liabilities was $212 and $211, respectively. While the Company does not have direct access to information on, or influence over, which invoices a participating supplier elects to sell to the financial institution, the Company expects that the majority of these amounts have been sold to the financial institution.
Investing Activities
Net cash used for investing activities was $142 in the current nine month period, compared with $167 in the prior nine month period. The year-over-year decrease was mainly due to lower capital spending in the current nine month period.
Financing Activities
Net cash used for financing activities was $526 in the current nine month period, compared with $363 in the prior nine month period. The year-over-year increase was mainly due to net cash used against borrowings, partially offset by lower treasury stock purchases in the current nine month period.

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
Credit Arrangements
As of March 31, 2023, the Company maintained a $1,200 revolving credit agreement that matures in March 2027 (the Credit Agreement). There were no borrowings under the Credit Agreement as of March 31, 2023 and June 30, 2022, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar non-cash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of March 31, 2023, and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of March 31, 2023, the Company maintained $31 of foreign and other credit lines, of which $5 was outstanding.
Stock Repurchases and Dividend Payments
As of March 31, 2023, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. There were no share repurchases of common stock during the three months ended March 31, 2023 and 2022. During the nine months ended March 31, 2023 and 2022, the Company repurchased 0 and 152 thousand shares of common stock at a cost of $0 and $25, respectively.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	3/31/2023	3/31/2022	3/31/2023	3/31/2022
Dividends per share declared	$1.18	$1.16	$4.72	$3.48
Total dividends paid	146	143	437	428

Venture Agreement
The Company has a venture agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business. As of March 31, 2023 and June 30, 2022, P&G had a 20% interest in the venture. Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures.
The Company performed a valuation of the Glad bags and wraps business as of December 31, 2022 in connection with an update of the Company’s financial projections in the second quarter of fiscal year 2023. As of March 31, 2023 and June 30, 2022, the estimated fair value of P&G’s interest in the venture was $527 and $635, respectively, of which $492 and $468, respectively, has been recognized and is reflected in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. The $108 decrease in the estimated fair value of P&G’s interest since June 30, 2022 was attributable to an increase in the discount rate and a decrease in the estimated future cash flows since the prior valuation. Changes in the judgments, assumptions and market factors used could result in significantly different estimates of fair value. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance over the remaining life of the agreement.

CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.

CRITICAL ACCOUNTING ESTIMATES
The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. The most critical accounting estimates are those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. As of March 31, 2023, there have been no significant changes to the Company’s critical accounting estimates since the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, except as noted below:
Goodwill and Other Intangible Assets

During the third quarter of fiscal year 2023, management made a decision to narrow the focus on core brands and streamline investment levels in the Vitamins, Minerals and Supplements (VMS) business. As a result, revisions were made to the internal financial projections and operational plans of the VMS business reflecting the Company’s current estimates regarding the future financial performance of these operations and macroeconomic factors. The revised estimated future cash flows reflect lower sales growth expectations and lower investment levels. These revisions were considered a triggering event requiring interim impairment assessments to be performed as part of the preparation of the quarterly financial statements on the global indefinite-lived trademarks, other long-term assets and the VMS reporting unit. Based on the outcome of these assessments, a $306 goodwill impairment charge was recorded during the third quarter of fiscal year 2023. There is no remaining goodwill associated with the impaired reporting unit.
In addition, impairment charges of $139 were recorded in the third quarter of fiscal year 2023 related to indefinite-lived intangible assets associated with the VMS business. The useful lives of the impaired trademarks, with a remaining net carrying value of $28 as of March 31, 2023, were changed from indefinite to definite beginning on April 1, 2023.
See Notes to Condensed Consolidated Financial Statements for further information.
Venture Agreement Terminal Obligation
The Company performed a valuation of the Glad bags and wraps business as of December 31, 2022 in connection with an update of the Company’s financial projections in the second quarter of fiscal year 2023. As of March 31, 2023 and June 30, 2022, the estimated fair value of P&G’s interest in the venture was $527 and $635, respectively, of which $492 and $468, respectively, has been recognized and is reflected in Other liabilities. See Notes to Condensed Consolidated Financial Statements for additional information on the Venture Agreement.
Fair value determination requires significant judgment, assumptions and market factors which are uncertain and subject to change. Changes in the judgments, assumptions and market factors used could result in significantly different estimates of fair value. For perspective, if the discount rate as of December 31, 2022, the date of the most recent valuation performed, were to increase or decrease by 100 basis points, the estimated fair value of P&G’s interest would decrease by approximately $54 or increase by approximately $69, respectively. Such changes would affect the amount of future charges to Cost of products sold.

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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three Months Ended March 31, 2023
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	7%	2%	15%	1%	6%
Add: Foreign Exchange	—	—	—	13	2
Add/(Subtract): Divestitures / Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	7%	2%	15%	14%	8%

	Nine Months Ended March 31, 2023
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total
Net sales growth / (decrease) (GAAP)	—%	2%	5%	(1)%	1%
Add: Foreign Exchange	—	—	—	11	2
Add/(Subtract): Divestitures / Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	—%	2%	5%	10%	3%

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
•risks relating to acquisitions, new ventures and divestitures, and associated costs, including for asset impairment charges related to, among others, intangible assets, including trademarks and goodwill, in particular the impairment charges related to the carrying value of the Company’s VMS business; and the ability to complete announced transactions and, if completed, integration costs and potential contingent liabilities related to those transactions;
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
No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2023.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2023	—	$—	—	$993 million
February 1 to 28, 2023	—	—	—	$993 million
March 1 to 31, 2023	—	—	—	$993 million
Total	—	$—	—
(1)Average price paid per share in the period includes commission.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX
Exhibit No.

10.1	The Clorox Company Annual Incentive Plan, amended and restated as of February 14, 2023.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: May 2, 2023	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller