Form 10-K
period 2023-06-30
CLOROX CO /DE/
filed 2023-08-10
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	for the fiscal year ended	June 30, 2023
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________to__________.
	Commission file number:	1-07151
THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1221 Broadway, Oakland, California 94612-1888

(Address of principal executive offices) (ZIP code)

	(510)	271-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)		Name of each exchange on which registered
Common Stock – $1.00 par value	CLX		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”
“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10d-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17.3 billion.
As of July 25, 2023, there were 123,825,993 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2023, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2023

PART I
This Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.
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
ITEM 1. BUSINESS
Overview of Business
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with fiscal year 2023 net sales of $7.4 billion and about 8,700 employees worldwide as of June 30, 2023. The Company has operations in approximately 25 countries or territories and sells its products in more than 100 markets, primarily through mass retailers; grocery outlets; warehouse clubs; dollar stores; home hardware centers; drug, pet and military stores; third-party and owned e-commerce channels; and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach, cleaning and disinfecting products; Pine-Sol® and Tilex® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Glad® bags and wraps; Fresh Step® cat litter; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Burt’s Bees® natural personal care products; Brita® water-filtration products; and Natural Vitality®, RenewLife®, NeoCell® and Rainbow Light® vitamins, minerals and supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names. About 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, California, in 1913 and is incorporated in Delaware.
The Company's IGNITE strategy accelerates innovation in key areas of the business to drive growth and deliver value for all Company's stakeholders. Since launching in 2019, IGNITE focuses on four strategic choices aimed at fueling long-term, profitable growth; innovating consumer experiences; reimagining how the company and its people work; and continuously evolving the product portfolio. Integrated goals for environmental, social and governance (ESG) performance promote healthy lives, a clean world, thriving communities and strong corporate governance.
Business Performance
Guided by its IGNITE strategy and underpinned by its enduring values, the Company remained focused on making significant investments in its strong brands, strategic digital capabilities and streamlined operating model to drive long-term value creation while supporting category growth and market share improvements.
In fiscal year 2023, inflationary pressures and a recovering supply chain continued to impact global economies, the consumer package goods industry and overall consumer confidence and behaviors. Together these factors created a dynamic operating environment as the Company continued its efforts to drive growth, rebuild margin and deliver transformation.
Despite macroeconomic headwinds and trends in fiscal year 2023, the Company rebuilt gross margin and grew net sales by 4% primarily due to cost-justified pricing actions and continued positive returns from its trademark cost savings program. Diluted net earnings per share (EPS) decreased 68% compared to the year-ago period, largely driven by a noncash impairment charge of $445 million ($362 million after tax) in the Vitamins, Minerals and Supplements business, continued investment in the Company's long-term strategic digital capabilities and productivity enhancements as well as the implementation of the Company's streamlined operating model. Other conditions factoring into the dynamic operating environment included persistently unfavorable commodity costs, higher manufacturing and logistics costs, as well as unfavorable foreign currency exchange rates in key international markets. The Company delivered net sales growth in fiscal year 2023 behind ongoing consumer demand for cleaning and disinfecting products, as well as other household essentials including cat litter, bags and wraps and water-filtration products.
The Company also launched innovations and new products across all major brands in fiscal year 2023, including Clorox® Free & Clear compostable wipes, disinfecting mist and multi-surface cleaner; Glad ForceFlex® MaxStrength trash bags; Fresh Step® Crystals health monitoring cat litter, additional flavors of Hidden Valley® dressing, including Pickle Ranch and Buffalo Ranch; and a new 90%+ recycled paper tube for Burt's Bees lip balm.
The Company's transformation efforts continued throughout fiscal year 2023. As announced in August 2021, the Company is investing approximately $500 million over five years to accelerate its digital transformation and drive related productivity enhancements. This investment, which began in the first quarter of fiscal year 2022, includes replacement of the Company's enterprise resource planning system as well as the implementation of a suite of other digital technologies. Together, these efforts will generate efficiencies and further transform the Company's capabilities in the areas of supply chain, digital commerce, innovation, brand building and more over the long term.
The Company began implementing a streamlined operating model in the first quarter of fiscal year 2023. The streamlined operating model is expected to enhance the Company's ability to respond more quickly to changing consumer behaviors, innovate faster and increase future cash flow as a result of cost savings that will be generated primarily in the areas of selling and administration, supply chain, marketing and research and development. Once fully implemented, the Company expects cost savings of approximately $75 million to $100 million annually, with benefits of about $35 million realized in fiscal year 2023.
Clorox continued to make progress on its ESG goals, which are integrated into the IGNITE strategy and throughout the business. Supporting its Climate Action Plan, the Company joined a consortium of other leading consumer package goods companies that are working together toward science-based targets and informing innovative approaches for the reduction of greenhouse gas emissions across the global supply chain. Also, with a focus on supporting healthy lives, the Company this year strengthened its sick leave policy, now called Health and Mental Well-Being Time Off, to be more inclusive of mental health needs for employees and their families. Finally, the Company and The Clorox Company Foundation expanded its Healthy Parks Project, an environmental justice initiative launched in April 2022 to provide better access to green spaces for underserved communities. With grants totaling $400,000 to date, this initiative has invested both funding and employee volunteer hours to restore community parks in Oakland, California; Atlanta, Georgia; and Durham, North Carolina.
The Company has been broadly recognized throughout fiscal year 2023 for its sustainability efforts. Notable recognitions include being named for the fifth time as a U.S. Environmental Protection Agency Safer Choice Partner of the Year for manufacturing products with ingredients deemed safer for families, pets, workplaces, communities and the environment; No. 2 on Forbes 2022 list of The World's Top Female-Friendly Companies; and, for the first time, No. 1 on Barron’s 100 Most Sustainable U.S. Companies list.
Clorox also continued its longtime commitment to providing value to shareholders through regular dividends. During fiscal year 2023, the Company paid $583 million in dividends to shareholders. In July 2023, Clorox announced an increase of 2% in its quarterly dividend — the 21st consecutive year it has done so.
For fiscal year 2024, Clorox will continue to invest in its brands and capabilities to build a stronger, more resilient company that delivers consistent, profitable growth over time.
For additional information on recent business developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, incorporated herein by reference.

Financial Information about Operating Segments and Principal Products
The Company operates through strategic business units (SBUs) which are organized into operating segments. Operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. As of the fourth quarter of fiscal year 2023, the Health and Wellness reportable segment is composed of the Cleaning and Professional Products operating segments. The Vitamins, Minerals and Supplements (VMS) operating segment, previously included in the Health and Wellness reportable segment, is presented within Corporate and Other. All periods presented have been recast to reflect this change. The four reportable segments consist of the following:
•Health and Wellness consists of cleaning, disinfecting and professional products mainly marketed and sold in the United States. Products within this segment include home care cleaning products and laundry additives, primarily under the Clorox, Clorox2, Pine-Sol, Scentiva, Tilex, Liquid-Plumr and Formula 409 brands; professional cleaning and disinfecting products under the CloroxPro and Clorox Healthcare brands; and professional food service products under the Hidden Valley brand.
•Household consists of bags and wraps, cat litter and grilling products marketed and sold in the United States. Products within this segment include bags and wraps under the Glad brand; cat litter primarily under the Fresh Step and Scoop Away brands; and grilling products under the Kingsford brand.
•Lifestyle consists of food, natural personal care products and water-filtration products marketed and sold in the United States. Products within this segment include dressings, dips, seasonings and sauces, primarily under the Hidden Valley brand; natural personal care products under the Burt’s Bees brand; and water-filtration products under the Brita brand.
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
The Company’s products are marketed and sold globally. The following table provides the Company’s global product lines, which were sold in the United States (including products sold in the Professional Products SBU) and internationally, that accounted for 10% or more of consolidated net sales for the fiscal years ended June 30:

	2023	2022	2021
Cleaning products	42%	42%	43%
Bags and wraps	16%	16%	14%
Food products	11%	11%	10%
Cat litter products	10%	9%	8%
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
Sources and Availability of Raw Materials
The Company purchases raw materials from numerous unaffiliated U.S. and international suppliers, some of which are sole source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard, soybean oil, solvent, derivatives of amines and other chemicals and agricultural commodities. While sufficient raw materials were generally available during fiscal year 2023, supply constraints and commodity cost increases for certain raw materials and finished goods were experienced. This is due to supply chain disruptions as well as unfavorable geopolitical and weather events experienced. The Company expects volatility in both commodities and transportation to continue in fiscal year 2024.

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
Customers
Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 25%, and 25% of consolidated net sales for each of the fiscal years ended June 30, 2023, 2022 and 2021, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company’s consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2023, 2022 and 2021.
Competition
The markets for consumer products are highly competitive. The Company’s products compete with other nationally advertised brands and with “private label” brands within each category. Competition comes from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. In addition, the Company faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services. Furthermore, heightened competitive activity is expected as inflation continues to increase and consumers experience reduced purchasing power. The Company’s products generally compete on the basis of product performance, brand reputation and recognition, image and price. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it typically requires continued advertising and promotional support and ongoing product innovation to maintain its relative market position. For further information regarding the intense competition the Company faces, see “Risk Factors – The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow” in Item 1.A.
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
HUMAN CAPITAL MANAGEMENT
Purpose and Values
The Clorox Company is led by its purpose to champion people to be well and thrive every single day, including employees, consumers and communities served around the world.
Clorox employees are committed to making a meaningful, positive impact through their work and to authentically living the Company’s values: to do the right thing, put people at the center and play to win. These foundational values underpin everything the Company does and are essential to achieving long-term success.
The Company’s purpose and values also are fully embedded in its IGNITE strategy, which accelerates innovation in key areas of the business to drive growth and deliver value for all Clorox stakeholders. Since launching in 2019, IGNITE focuses on four strategic choices aimed at fueling long-term, profitable growth; innovating consumer experiences; reimagining how the Company and its people work; and continuously evolving the product portfolio. In addition, integrated goals for ESG performance promote healthy lives, a clean world and thriving communities, all supported by strong corporate governance.
Workforce
As of June 30, 2023, the Company employed about 8,700 people worldwide, with 72% in the United States and 28% working outside the United States. Clorox's U.S. workforce includes 46% nonproduction employees and 54% production employees, while the workforce outside the United States includes 57% nonproduction employees and 43% production employees.
In fiscal year 2023, the Company began implementing a streamlined operating model aimed at enhancing the Company's ability to respond more quickly to changing consumer behaviors, innovate faster, and increase future cash flow as a result of cost savings that will be generated primarily in the areas of selling and administration, supply chain, marketing, and research and development. The implementation of this new model resulted in the reduction of certain staffing levels.
Inclusion, Diversity, Equity & Allyship (IDEA)
People are essential to Clorox's efforts to drive growth and deliver value for all stakeholders. One of the ways the Company puts people at the center is by continuing to build a more inclusive and diverse workplace that values diverse backgrounds, experiences and perspectives to create stronger teams, unlock more innovation and – ultimately – contribute to greater success both individually and collectively.
In fiscal year 2023, Clorox continued to make strides on its journey to become a more inclusive and diverse company where employees can be their authentic selves and do their best work. This includes strengthening its inclusion and diversity strategy by adding equity and allyship. This new focus, called IDEA, is intended to help ensure the Company’s processes and programs are fair and equitable, while encouraging all employees to take an active role in practicing allyship.
Clorox continues to conduct annual pay equity analyses for non-production employees in addition to monitoring pay trends throughout the year. This effort proactively identifies potential discrepancies and helps to ensure each employee is compensated fairly, regardless of race, ethnicity or gender. In fiscal year 2023, the Company built on its longstanding commitment to internal pay transparency, opting to also post full salary ranges for all U.S. job applicants, exceeding existing legislative requirements.
More than a dozen employee resource groups (ERGs) help drive inclusion within Clorox and foster belonging, in part through greater understanding of different backgrounds and perspectives. These groups are an important forum for talent recruiting and retention, professional development and open dialog that strengthens the Company’s workplace culture and, through regular volunteer opportunities, the communities employees call home. The ERGs also serve the business by serving as internal focus groups, inspiring product innovations, accelerating product placement plans and deepening knowledge of multicultural consumers.
In fiscal year 2023, Clorox placed first on Barron’s 100 Most Sustainable U.S. Companies list, which considers 230 ESG metrics for the 1,000 largest publicly traded companies by market cap, including the diversity of senior leadership. The Company also was ranked No. 2 out of 400 companies on Forbes’ 2022 list of The World’s Top Female-Friendly Companies and No. 19 out of 200 companies on Forbes’ 2022 list of America’s Best Employers for Veterans. Finally, Clorox was again included in the 2023 Bloomberg Gender-Equality Index, which tracks the performance of public companies committed to transparency in gender-data reporting.
Workforce diversity. As of June 30, 2023, people of color1 represented 42% of Clorox's total U.S. workforce, 17% of U.S. senior executives, 34% of U.S. managers2, 50% of other U.S. nonproduction employees and 44% of U.S. production employees. Women made up 36% of the Company's global workforce, 50% of global senior executives, 49% of global managers, 58% of other global nonproduction employees and 19% of global production employees.
Board and leadership diversity. As of June 30, 2023, the Clorox Executive Committee was composed of 50% women, including Chief Executive Officer Linda Rendle, and 14% people of color. Additionally, 50% of our board is female and 25%
1 Management defines people of color (POC) as any race that is not White (Asian, Black, Latino, Native American, Native Hawaiian, or two or more races). Gender and ethnicity information is provided by employees on a voluntary, self-identification basis. To the extent that the employees do not voluntarily report, the data would not be included in the respective calculation.
2 Management defines manager as an employee at Grade 26 through 31 for U.S. employees and Grade 25 through 31 for employees outside of the United States with regards to the Company’s compensation structure. “Senior Executive” is defined as an employee at Grade 32 or Grade EX. Prior to fiscal year 2023, management defined "manager" as an employee at Grade 27 through 31 for U.S. employees and Grade 26 through 31 for employees outside of the United States. This change was made to expand the Company's focus on building diverse talent pipelines for management roles.

are people of color, with our Nominating, Governance and Corporate Responsibility Committee (NGCRC) and our Audit Committee chaired by people of color. Our NGCRC chair is also a woman.
Hiring and Development
Clorox looks to continuously attract, develop and retain the best talent to deliver against its strategy and commitments, prioritizing career growth and leadership development to establish a strong foundation for long-term success. Company investments include a suite of training and education for people managers to help them become effective coaches and leaders; mentoring programs and initiatives to help build a pipeline of diverse talent; and summer internship, co-op and rotational programs for college hires. In addition, the Company works closely with ERGs and establishes partnerships with external organizations focused on advancing equity and opportunity for the communities they represent. Clorox also conducts a robust talent review and leader succession planning process to ensure a strong pipeline for key roles.
Additionally, supported by its strategic investment in digital transformation and related productivity enhancements, the Company continues to introduce and strengthen new ways of working, building upon the hybrid work experience implemented in fiscal year 2022 as well as onboarding new tools and technologies that allow employees to collaborate more effectively, work smarter and make faster, more informed decisions. Finally, in order to attract key prospective talent and help continue to ensure Clorox remains an employer of choice, the Company refreshed its employer value proposition, careers website and talent acquisition strategy targeted at external candidates.
Employee Engagement and Retention
In support of its efforts to actively listen to its workforce, engage in effective two-way dialog and embrace continuous improvement, Clorox conducts both annual and more frequent pulse surveys. The Company surveys its employees to assess their perception of Clorox as a place to work as well as their views of leadership, the Company's IGNITE strategy and related transformation, sense of inclusion and more. In fiscal year 2023, just over 82% of employees said they feel engaged at Clorox, which was in line with the 50th percentile for Fortune 500 benchmarks and above the 50th percentile for industry benchmarks3 and consistent with the Company's fiscal year 2022 results. Company leadership then uses the engagement survey results to develop and deploy related action plans aimed at addressing employee feedback, strengthening the overall workplace culture and, importantly, retaining top talent.
Employee Safety and Well-Being
As a health and wellness company dedicated to helping people be well and thrive every single day, Clorox takes a holistic approach to caring for its global employees, with benefits and programs designed to support physical, mental and financial well-being.
Consistent with its core value of putting people at the center, the Company invests in workplace safety through a combination of education, training and related policies, while operating in compliance with applicable regulations, including Occupational Safety and Health Administration (OSHA) guidelines in the United States. In fiscal year 2023, the Company’s reportable incident rate (RIR) was 0.55. This was significantly lower than the 3.3 average RIR for goods-producing manufacturing companies in 2021, which is the latest available data from the U.S. Bureau of Labor Statistics4.
The Company has continued to prioritize the mental health of its employees, partnering with external vendors to provide free and confidential mental health and lifestyle services as well as other related resources, tools and forums to employees and their families.
The Company also provides parents with support such as paid parental leave, adoption resources and subsidized childcare, and began offering enhanced family-forming benefits in January 2023.
To support employees' financial well-being, the Company provides competitive compensation – including short- and long-term incentives – to attract and retain top talent. In addition, Clorox supports its employees' retirement readiness by contributing up to 10% of an employee's annual salary to their 401(k) plan each year and offering third-party financial planning services.

3 Employee engagement surveys may vary across companies on a year-to-year basis.
4 The Company's fiscal year 2023 RIR of 0.55 means that for every 100 full-time equivalent Clorox employees globally, the Company averaged less than one reportable incident during the past year. The criteria used to determine RIR follows the U.S. Department of Labor’s OSHA guidelines and is applied globally. The RIR does not include workers at offices with fewer than 10 employees, but it does include remote workers.

Societal Well-Being
In fiscal year 2023, The Clorox Company Foundation continued to support the Company’s purpose of championing people to be well and thrive every single day by focusing on programs in three key areas: community wellness, disease prevention and disaster relief and preparedness.
The foundation provides cash grants (including matching employee donations) and product donations while implementing cause marketing programs to support communities on important matters including health and safety, education and racial justice.
Finally, in support of the foundation’s community wellness focus, the Company continued to support its Healthy Parks Project in fiscal year 2023 to address environmental justice and provide better access to green spaces in underserved communities. In the project's second year, the Company built upon its initial efforts in Oakland, California, supporting parks organizations in Atlanta, Georgia, and Durham, North Carolina, to benefit the health of local communities where it has a large presence of employees.
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
Information relating to corporate governance at Clorox, including the Company's Code of Conduct, the Clorox Company Board of Directors Governance Guidelines and Board Committee charters for the Management Development and Compensation Committee, the Audit Committee, and the Nominating, Governance and Corporate Responsibility Committee, is available at TheCloroxCompany.com under Company/Corporate Governance or https://www.thecloroxcompany.com/company/corporate-governance/. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Report.
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
Business and Industry Risks
Unfavorable and uncertain general economic and geopolitical conditions beyond our control could negatively impact our financial results.
Unfavorable general economic factors that are beyond our control have materially adversely affected, and could continue to materially adversely affect, our business, results of operations, financial condition and liquidity. These factors include, but are not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and economic slowdown or growing recession risk, as well as housing markets, consumer credit availability, consumer debt levels, fuel and energy costs (for example, the price of gasoline), interest rates, tax rates and policy, unemployment trends, the impact of natural disasters, pandemics, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products sold by us and other matters that influence consumer demand, spending and preferences that could impact the demand for our products and negatively impact our net sales and results of operations.
In addition, the COVID-19 pandemic, geopolitical instability, including the conflict in Ukraine and rising tensions between China and Taiwan, actual and potential shifts in U.S. and foreign, trade, economic and other policies, including as a result of escalating trade tensions between the U.S. and its trading partners, including China, as well as other global events, have significantly increased global macroeconomic uncertainty and volatility. Sustained macroeconomic uncertainty and volatility and geopolitical instability could undermine global consumer confidence and could continue to reduce consumers’ purchasing power, thereby reducing demand for our products, and continue to disrupt global supply chains, impacting the availability and cost of transportation, logistics, raw materials, commodities, labor and packaging. This uncertainty and volatility also make it difficult for the Company, as well as its customers, suppliers, distributors and business partners to anticipate the resulting impacts and to accurately forecast and plan future business activities, which may, in turn, cause customers to limit their purchase orders or affect their ability to pay amounts owed to us in a timely manner or at all, or adversely affect our business partners' ability to supply or provide services to us.
We have experienced, and expect to continue to experience, the indirect impacts of the conflict in Ukraine, including increases in the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges and foreign currency volatility, and it is not possible to predict the broader or longer-term consequences of this conflict or the sanctions and export controls imposed in response to the conflict. The situation continues to evolve and significant uncertainties regarding the full impact of the conflict in Ukraine or the related impacts on the global economy and geopolitical relations remain.
Increasing unfavorable macroeconomic and geopolitical conditions, including growing recession risk, may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, asset impairments, declines in the value of our financial instruments, and failures of counterparties including financial institutions and insurers. If any financial institution party to our credit or other financing arrangements were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us, which could leave us with reduced borrowing capacity. In addition, if any parties with which we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to us could be adversely affected. Any of these factors could negatively and materially impact our business, financial condition, and results of operations.
The changing retail environment and changing consumer preferences could adversely affect the Company’s business, financial condition and results of operations.
The Company’s sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels, in addition to e-commerce channels. Alternative retail channels, including hard discounters, subscription services and buying clubs, have become and may continue to be more prevalent and popular than traditional retailers. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged in the markets we serve. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer behavior or preferences (as consumers increasingly shop online and via mobile and social applications) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. Further, consumer preferences continue to evolve due to a number of factors, including inflation which could cause consumers to purchase a smaller pack or quantity of a product or a lower priced alternative to the Company's products; fragmentation of the consumer market and changes in consumer demographics, which includes the aging of the general population and the emergence of millennial and younger generations who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding ESG practices of manufacturers, including the sourcing and sustainability of packaging materials, such as single-use plastics; a growing demand for natural or organic products and ingredients; evolving consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products; changing consumer sentiment toward non-local products or sources; and changing perceptions of environmental impacts (including packaging, energy and water use and waste management). Any significant changes in consumer preferences or behavior, such as less time spent at home, could materially and negatively impact demand for the Company's products and, in turn, the Company's net sales and results of operations. Consumer preferences are also influenced by perception of the Company’s brand image or the brand images of its products, the success of advertising and marketing campaigns, the Company’s ability to engage with consumers in the manner they prefer, including through the use of digital media or assets, and the perception of the Company’s advertising, use of social media and engagement in political and social issues. If we are not successful in continuing to adapt to changing consumer preferences and market dynamics or expanding sales through e-commerce retailers or alternative retail channels, the Company's business, financial condition and results of operations may be negatively impacted. In addition, e-commerce and alternative retail channels may create significant pricing pressures for consumer goods, presenting additional challenges to increasing prices in response to commodity or other cost increases in all of the channels into which the Company sells. If these e-commerce and alternative retail channels were to take significant market share away from traditional retailers and/or the Company is not successful in these channels or business models, its net sales and results of operations may be materially and negatively impacted.

Sales growth objectives may be difficult to achieve, the Company may not be able to successfully implement price increases, and market and category declines and changes to the Company’s product and geographic mix may adversely impact the Company’s financial condition and results of operations.
A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2023, 84% of the Company’s net sales were attributable to U.S. markets, including U.S. territories. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, including as part of its IGNITE Strategy, expand into new products and categories, channels and countries, invest in its established brands and enhanced merchandising, grow categories with retailers and capture market share from competitors. The Company has implemented price increases and may implement additional price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. In addition, competitors may or may not take competitive actions, which may lead to sales declines and loss of market share. If the Company is unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow its product categories, effectively adopt new technologies, such as artificial intelligence or machine learning, and/or develop, acquire or successfully launch new products or brands, it may not achieve its sales growth objectives. Furthermore, a general decline in the markets for certain product categories has had and may in the future have a negative impact on the Company’s financial condition and results of operations. In addition, changes to the mix of products that the Company sells, as well as the mix of countries in which its products are sold, may adversely impact the Company’s net sales, profitability and cash flow.
The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow.
The Company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the Company’s products compete with other widely advertised, promoted and merchandised brands within each product category. The Company also faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. Increased purchases of “private label” products or other lower priced brands could negatively impact net sales of the Company’s higher-margin products or there could be a shift in product mix to lower-margin offerings, especially at a time of ongoing inflationary pressure, and this would negatively impact our net earnings and profits. The Company’s products generally compete on the basis of product performance, brand reputation and recognition, image and price. Advertising, promotion, merchandising and packaging also have significant impacts on consumer purchasing decisions, and the Company is increasingly using digital media marketing and promotional programs to reach consumers. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising. If a product gains consumer acceptance, it typically requires continued advertising, promotional support and product innovations to maintain its relative market position. If the Company’s advertising, marketing and promotional programs, including its use of digital and social media to reach consumers, are not effective or adequate, the Company’s net sales may be negatively impacted.
Some of the Company’s competitors are larger than the Company and have greater financial resources. These competitors, as well as new market entrants, may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly, adopt new technology, such as artificial intelligence and machine learning, more quickly, successfully and effectively, and respond more effectively to changing business and economic conditions than the Company can. Heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market may result in more aggressive product claims and marketing challenges, increased promotional spending and geographic expansion, and marketing of new products. Furthermore, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced sales, margins and/or net earnings.
Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.
A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 25%, and 25% of consolidated net sales for the fiscal years ended June 30, 2023, 2022, and 2021, respectively, and occurred across all of the Company’s reportable segments. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2023, 2022, and 2021, and a significant portion of the Company’s future revenues may continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry, a shift of shelf space to “private label” or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm the Company’s net sales or net earnings, and reduce the ability of the Company to offer new, innovative products to consumers. In addition, the use of the latest technology by our customers regarding pricing may lead to category pricing pressures. Consistent with the ongoing variability in information technology systems industry-wide, our information technology platforms may not be fully compatible at all times with those used by our customers. Therefore, it may or may not have an impact on our ability to respond to customer demands specific to data or technology. Furthermore, any loss of a key customer or a significant reduction in net sales to a key customer, even if such loss or reduction relates to a key customer of a business unit of the Company, could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Company’s success depends, in part, on its continuing ability to identify, hire, develop and retain highly qualified and diverse personnel. The labor market for these employees is very competitive, and wages and compensation costs continue to increase. Our ability to attract and retain talent has been and may continue to be impacted by challenges in the labor market, particularly in the U.S., which has experienced wage inflation, sustained labor shortages, a shift toward remote work and the effects of COVID-19. The Company is also in the process of implementing its streamlined operating model and executing organizational change, which may impact hiring and retention efforts. The Company’s ability to attract or retain qualified personnel in the future has been and may continue to be impacted by a number of factors, including the labor market, employee morale, our reputation, competition from other employers and availability of qualified individuals in key geographic areas such as the San Francisco Bay Area. Related activities to identify, hire and onboard qualified talent at increasing compensation costs may require significant time and expense which could further adversely affect the Company’s operations and financial results. The Company’s success also depends on its ability to retain its key personnel, including its executive officers and senior management team, and to continue to implement its succession plans for senior management and other key employees. The unexpected loss or unavailability of one or more of the Company’s key leaders could disrupt its business.
In addition, labor costs in the U.S. continue to rise, and our industry has experienced a shortage of workers. Labor is one of the primary components in the cost of operating our business. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, increases in employee benefits costs, or labor union organizing efforts, our operating expenses could increase and our growth and results of operations could be adversely impacted. Labor shortages, higher employee turnover rates and labor union organizing efforts could also lead to disruptions in our business. We may be unable to increase prices of our products in order to pass future increased labor costs onto our customers, in which case our margins would be negatively affected. Additionally, if we increase product prices to cover increased labor costs, the higher prices could adversely affect sales volumes.
Harm to the Company’s reputation or the reputation of one or more of its leading brands or products could have an adverse effect on the business, financial condition and results of operations.
Maintaining a strong reputation with consumers, customers and trade and other third-party partners is critical to the success of the Company’s business. The Company devotes significant time and resources to training programs, relating to, among other things, ethics, compliance and product safety and quality, as well as sustainability goals, and has published ESG goals, including relating to environmental impact and sustainability and inclusion and diversity, as part of its IGNITE Strategy. Despite these efforts or if the Company is not successful in achieving its goals or provides materially inaccurate information, the Company could receive negative publicity, including relating to product safety and ingredients or substances present or allegedly present in the Company’s products or packaging, quality, efficacy, ESG or similar issues, whether real or perceived.
In addition, the Company’s products have, in the past, and could, in the future, face withdrawal, recall or other quality issues, which could lead to decreased demand for and reputational damage to the related brands. The Company’s products, especially its dietary supplement and related products, are dependent on consumers’ perception of their efficacy, safety and quality. Emerging studies have, in the past, and could, in the future, prove or allege that ingredients or substances that are present or allegedly present in our products, the products themselves, or similar products of other companies, are ineffective or harmful to consumers. The Company also licenses certain of its brands to third parties. Such licenses and partnerships may create additional exposure for those brands to product safety, quality, sustainability and other concerns.
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
The Company’s future performance and growth depends on innovation and its ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries. The Company’s ability to anticipate changes in consumer preferences and quickly innovate in order to adapt its products (including product packaging and sustainability profile) to meet changing consumer demands is essential, especially in light of the reduction in barriers for even small competitors to quickly introduce new brands and products directly to consumers that e-commerce permits. This risk is further heightened by the continued evolution of consumer needs, habits and preferences as a result of shifts in U.S. demographics, reflecting various factors including cultural and socioeconomic changes. The Company cannot be certain that it will successfully achieve its innovation goals. New product and product packaging development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, not only incur substantial capital expenditures but also contain inherent risks. These risks include product development or launch delays, which could result in the Company not being first to market, and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. In addition, success in launching new products is also dependent on the Company’s ability to deliver effective and efficient marketing in an evolving media landscape (including digital), which is subject to dynamic and increasingly restrictive privacy requirements. If product introductions are not successful, costs associated with these efforts may not be fully recouped and the Company’s net earnings or margins could be adversely affected. In addition, if sales generated by new products cause a decline in sales of the Company’s existing products, the Company’s business, financial condition and results of operations could be materially adversely affected.
The COVID-19 pandemic and related impacts has had, and could continue to have, an adverse effect on the Company’s business, financial condition and results of operations.
The COVID-19 pandemic has affected and could continue to negatively affect the Company's business by causing or contributing to, among other things:
•    Significant disruptions in business operations and in the ability of significant third-party vendors, manufacturing and other business or commercial partners, including customers, to meet their obligations to us;
•    Significant decrease or volatility in sales of or demand for the Company's primary products due to the transition from a pandemic to endemic state;
•    Worldwide, regional and local adverse economic and financial market conditions (see "Unfavorable and uncertain general economic and geopolitical conditions beyond our control could negatively impact our financial results" in this section), all of which could impact the manufacturing operations of the Company or third-party partners;
•    Adverse impacts on the supply chain, including manufacturing by the Company or third-party partners, due to raw material, packaging or other supply shortages, labor shortages or reduced availability of commercial transport and port operational disruptions; and

•   Sustained labor shortages or increased turnover rates (see "Loss of or inability to attract key personnel could adversely impact the Company's business" in this section).
Although the World Health Organization and the federal government recently declared an end to COVID-19 as a global and national health emergency, respectively, risks related to COVID-19 have adversely affected and may continue to adversely affect our business, results of operations, cash flows and financial condition.
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
Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales levels and profitability and cash flow expectations. Furthermore, acquisitions or ventures could also result in dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities, such as those relating to advertising claims, environmental issues and litigation, negative reputational issues, an increase in expenses related to intangible assets, including trademarks and goodwill, and increased operating expenses, all of which could adversely affect the Company’s financial condition, margins and results of operations. Future acquisitions of foreign companies or new foreign ventures would subject the Company to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, tax or labor laws, government price control, repatriation of profits and liabilities relating to the Foreign Corrupt Practices Act (“FCPA”). In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record impairments of intangible assets, such as the $362 million post-tax noncash impairment charge that the Company recorded during the third quarter of fiscal year 2023, as a result of an adjustment to the carrying values of goodwill and certain indefinite-lived trademarks in the VMS business. Any impairment charges could adversely affect the Company’s financial condition, margins and results of operations.
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
Volatility and increases in the cost of raw materials, including resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard and other packaging materials, soybean oil, solvent, derivatives of amines, and other chemicals and agricultural commodities, and rapid increases in the cost of energy, transportation, labor and other necessary supplies or services, have harmed, and are likely to continue to harm, the Company’s results of operations. Significant inflationary pressures have impacted our gross margin in fiscal year 2023, and we expect inflationary pressures to continue into fiscal year 2024. We have also experienced and may continue to experience disruption in our manufacturing operations and supply chain. Many of the raw and packaging materials and supplies used in the production of our products are subject to price volatility and fluctuations in availability caused by many factors, including macroeconomic and geopolitical developments and uncertainty (see "Unfavorable and uncertain general economic and geopolitical conditions beyond our control could negatively impact our financial results" in this section), supplier capacity restraints, changes in supply and demand, weather conditions (including the potential effects of climate change), fire, natural disasters, growing and harvesting conditions, energy costs, health epidemics, pandemics or other contagious outbreaks, labor shortages, currency fluctuations, governmental actions (including import and export requirements such as new or increased tariffs, sanctions, quotas or trade barriers), port congestions or delays, transport capacity constraints, cybersecurity incidents or other disruptions, loss or impairment of key manufacturing sites, acts of terrorism and other factors beyond our control. Although we are unable to predict the impact to our ability to source raw and packaging materials and services in the future, we expect these supply pressures and market disruptions to continue into fiscal year 2024.
If such cost pressures occur or exceed the Company’s estimates and the Company is not able to increase the prices of its products or achieve cost savings to offset such cost increases, its margins would be harmed. In addition, even if the Company increases the prices of its products in response to increases in the cost of commodities or other cost increases, it may not be able to sustain its price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide to purchase a lower priced alternative, which could lead to sales declines and loss of market share. The Company’s projections may not accurately predict the volume impact of price increases, which could adversely affect its business, financial condition and results of operations.
To reduce the cost volatility associated with anticipated purchases of certain commodities, the Company uses derivative instruments, including commodity futures and swaps. The extent of the Company’s derivative position at any given time depends on the Company’s assessment of the markets for these commodities, the cost volatility in the markets and the cost of the derivative instruments. Many of the commodities used by the Company in its products do not have actively traded derivative instruments. If the Company does not or is unable to take a derivative position and costs subsequently increase, or if it executes a position and costs subsequently decrease, the Company’s costs may be greater than anticipated or higher than its competitors’ costs and the Company’s financial results and margins could be adversely affected. For further information regarding the Company’s use of derivative instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1.
Supply chain issues can result in product shortages or disruptions to the Company’s business.
The Company has a complex global network of suppliers that may, in the future, expand and further evolve in response to market conditions. The Company also relies on a number of - single-source suppliers for certain commodities and raw material inputs, including packaging, product components, finished products and other necessary supplies. The Company has experienced and could continue to experience material disruptions in production and other supply chain issues, including as a result of supply chain dependencies. See "Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may continue to negatively impact, the Company’s net earnings and cash flow" in this section. This could result in out-of-stock conditions, and its results of operations and relationships with customers could be adversely affected if new or existing suppliers are unable to meet any standards set by the

Company, government or industry regulations, or the Company’s customers; if the Company is unable to contract with suppliers at the quantity, quality and price levels needed for its business; if any of the Company’s key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress; or if any environmental, economic or other outside factors impact its operations. The Company also requires new and existing suppliers to meet its ethical and business partner standards, and if our existing or new suppliers fail to meet such standards or if we are unable to contract with suppliers on favorable terms, our business, results of operations, cash flows and financial condition could be adversely affected. Suppliers may also have to meet governmental and industry standards and any relevant standards required by the Company’s customers, which may require additional investment and time on behalf of suppliers and the Company. In addition, the Company may increase production in-house and reduce its supply and manufacturing arrangements with third parties, which may lead to additional costs connected to such transition and unwinding of certain manufacturing relationships.
Failure of key technology systems, cyber-attacks, privacy breaches or data breaches could have a material adverse effect on the Company’s business, financial condition, results of operations and reputation.
To conduct its business, the Company relies extensively on information and operational technology systems, many of which are managed, hosted, provided and/or used by third parties and their vendors. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers, vendors, investors and other parties; ordering and managing materials from suppliers; converting materials to finished products; receiving and processing purchase orders and shipping products to customers; processing transactions; storing, processing and transmitting data, including personal confidential information and payment card industry data; hosting, processing and sharing confidential and proprietary research, business and financial information; and complying with financial reporting, regulatory, legal and tax requirements. Furthermore, the Company sells certain of its natural personal care products, vitamins, minerals, supplements and other products directly to consumers online and through websites, mobile apps and connected devices, and the Company also engages in online activities, including promotions, rebates and customer loyalty and other programs, through which it may receive personal information. Through the use of any of these information and operational technology systems or processes, the Company or its vendors have in the past and could in the future again experience cyber-attacks, privacy breaches, data breaches or other incidents that may result in unauthorized access, disclosure and misuse of consumer, customer, employee, vendor or Company information, especially as the Company continues operating under a hybrid working model under which employees can work and access the Company’s technology infrastructure remotely.
The Company is in the process of upgrading its enterprise resource planning system but also uses various hardware, software and operating systems that may need to be upgraded or replaced in the near future as such systems cease to be supported by third-party service providers, and may be vulnerable to increased risks, including the risk of security breaches, system failures and disruptions. Any such upgrade could take time, oversight and be costly to the Company. If such systems are not successfully upgraded or replaced in a timely manner, system outages, disruptions or delays, or other issues may arise. If a new system does not function properly, or is not adequately supported by third-party service providers and processes, it could adversely affect the Company’s business and operations, which, in turn, adversely impact the Company’s results of operations and cash flows.
Despite the security measures the Company has in place, the information and operational technology systems, including those of our customers, vendors, suppliers and other third-party service providers with whom we have contracted, have, in the past, and may, in the future, be vulnerable to cyber-threats such as computer viruses or other malicious codes, security breaches, unauthorized access, phishing attacks and other disruptions from employee error, unauthorized uses, system failures, including Internet outages, unintentional or malicious actions of employees or contractors or cyber-attacks by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations. The Company’s information and operational technology systems and its third-party providers’ systems, have been, and will likely continue to be, subject to cyber-threats such as computer viruses or other malicious codes, ransomware, unauthorized access attempts, business email compromise, cyber extortion, denial of service attacks, phishing, social engineering, hacking and other cyberattacks attempting to exploit vulnerabilities. The Company has seen and may continue to see an increase in the number of such attacks as the Company has shifted to a hybrid working model under which employees will continue working remotely and accessing its technology infrastructure remotely. In addition, while we have purchased cybersecurity insurance, costs related to a cyberattack may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity insurance policy. As cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.
To date, the Company is not aware that its business or operations have been materially impacted by these cyberattacks. However, the Company’s security efforts and the efforts of its third-party providers may not prevent or timely detect attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’, databases or systems. In addition, if the Company or its third-party providers are unable to effectively resolve such breaches or breakdowns on a timely basis, the Company may experience interruptions in its ability to manage or conduct business, as well as reputational harm, governmental fines, penalties, regulatory proceedings, and litigation and remediation expenses. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information, including personal information. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, including reporting requirements, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.
In addition, data breaches or theft of personal information collected by the Company and its third-party service providers as well as data breaches or theft of Company information and assets have occurred in the past and may occur in the future. The Company is subject to the laws and regulations of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data. These laws and regulations change frequently, and new legislation continues to be introduced and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. The changes introduced by data privacy and protection regulations increase the complexity of regulations enacted to protect business and personal data and they subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices. These laws and regulations also may result in the Company incurring additional expenses and liabilities in the event of unauthorized access to or disclosure of personal data.
A breach or other breakdown in the Company’s technology, including a cyber-attack, privacy breach, data breach or other incident involving the Company or any of the Company's third-party service providers or vendors, that results in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information could adversely affect the Company’s financial condition and results of operations. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations disruption, which would adversely affect the Company.
These risks also may be present to the extent any of our partners, distributors, joint venture partners or suppliers using separate information or operational technology systems, not integrated with the systems of the Company, suffers a cybersecurity incident and could result in increased costs related to our involvement in investigations or notifications conducted by these third parties. These risks may also be present to the extent a business we have acquired, that does not use our information or operational technology systems, experiences a system shutdown, service disruption, or cybersecurity incident. In addition, there is a possibility that the continuing conflict in Ukraine could result in cyberattacks that could either directly or indirectly affect our operations.
In addition, we are in the process of a multi-year phased upgrade to our digital capabilities, including replacing our enterprise resource planning system to enhance operating efficiencies and transitioning to a cloud-based platform, as well as the implementation of a suite of other digital technologies. The upgrade poses several challenges, including training of personnel, migration of data and the potential instability of the new system. If we do not allocate and effectively manage the resources necessary to build and sustain the upgraded technology infrastructure, or if we fail to achieve the expected benefits from this enhancement or it does not operate as designed, our business and operations could be adversely affected.
The Company is subject to risks related to its international operations and international trade.
In fiscal year 2023, 16% of the Company’s net sales were attributable to international markets. The Company faces and will continue to face substantial risks associated with its foreign operations, including, but not limited to:
•    unfavorable and uncertain macroeconomic and geopolitical conditions (see "Unfavorable and uncertain general economic and geopolitical conditions beyond our control could negatively impact our financial results" in this section) and potential operational or supply chain disruptions as a result of these developments;
•    environmental events, civil unrest, work stoppages, labor disputes, widespread health emergencies, pandemics or epidemics, terrorism, kidnapping, and drug‐related or other types of violence;
•    foreign currency fluctuations, including devaluations, currency controls and inflation, which may adversely affect the Company’s ability to do business in certain markets and reduce the U.S. dollar value of revenues, profits or cash flows it generates in non-U.S. markets;
•    continued high levels of inflation and potential economic and political instability in Argentina, which have required and are likely to continue to require, the Company to record gains and losses in net earnings to reflect the remeasurement of the

Company's non‐U.S. dollar monetary assets and liabilities of Argentina, which may result in significant losses and/or devaluation of assets and which may have an adverse effect on the Company's results of operations;
•    difficulty in obtaining non-local currency (e.g., U.S. dollars) to pay for the raw materials needed to manufacture the Company’s products and contract-manufactured products;
•    the imposition of tariffs, trade restrictions or sanctions, price, profit or other government controls, labor laws, immigration restrictions, travel restrictions, including as a result of COVID-19 or other pandemics or epidemics, import and export laws or other government actions generating a negative impact on the Company’s business, including changes in trade policies that may be implemented and the impact of geopolitical events generally;
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
•    continuing legal, political and economic uncertainty from the United Kingdom’s exit from the European Union, including the long-term impact of the bilateral trade and cooperation deal governing the relationship between the United Kingdom and the European Union and the potential for increasing divergence between the European Union and United Kingdom legal regimes; and
•    the possibility of nationalization, expropriation of assets or other similar government actions.
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

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Our multi-year phased upgrade to our digital capabilities will result in changes to our processes and procedures which, in turn, could result in changes to our internal controls over financial reporting, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and stockholder claims, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
In particular, because of the Company’s extensive international operations, we could be adversely affected by violations, or allegations of violations, of the FCPA and similar international anti-bribery laws. These anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls policies and procedures that mandate compliance with these laws will protect us from reckless, intentional or unintentional criminal acts committed by our employees, joint-venture partners or agents. Alleged or actual violations of these laws could disrupt our business and adversely affect our reputation and our business, financial condition and results of operations.
Federal, state and foreign governments may introduce new or expand existing legislation and regulations, or courts or governmental authorities could impose more stringent interpretations of existing legislation and regulations, affecting the Company’s operations, which may require the Company to increase its resources, capabilities and expertise in certain areas. For example, the Company is subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards, and is and may become subject to increased costs or mandatory funding or financial support requirements for recycling and waste management programs under extended producer responsibility regulation or laws, through plastic or packaging taxes, or restrictions on certain products and materials or on the use of certain types of packaging. Such regulations could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs or cause the Company to contribute funds to recycling and other waste management infrastructure, thus making our products more costly, less competitive than other competitive products or reduce consumer demand. Furthermore, additional or amended legislation in the areas of ESG disclosure, including the SEC’s proposal on climate change disclosure, healthcare reform, sustainability of packaging, including plastic packaging, executive compensation and corporate governance, could also increase the Company’s costs. The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions, which have and could continue to subject the Company to additional compliance costs.
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
ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and could damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their ESG policies. Increased focus and activism related to ESG may hinder the Company’s access to capital, as investors may reconsider their capital investment as a result of their assessment of the Company’s ESG practices. In particular, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, responsible sourcing and other sustainability concerns. Changing consumer preferences may also result in increased demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of our products and their environmental impact on sustainability; a growing demand for natural or organic products and ingredients; or

increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. These demands could impact the profitability of some of our products, cause us to incur additional costs, to make changes to our operations, or to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. In addition, governmental and non-governmental organizations, investors, customers, consumers, our employees and other stakeholders have placed increasing importance on ESG matters, and depending on their assessment of our ESG practices, certain investors may reconsider their investment in the Company.
Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG including the SEC’s disclosure proposal on climate change, or environmental causes may result in increased compliance or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. We may undertake additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation.
If the Company does not adapt to or comply with new regulations, or fails to meet the ESG goals under its IGNITE Strategy or evolving investor, industry or stakeholder expectations and standards, or if the Company is perceived to have not responded appropriately to the growing concern for or made sufficient progress on certain ESG issues, or is perceived to have made inaccurate ESG claims, these developments could result in negative publicity and increased litigation or regulatory risk. Customers and consumers may also choose to stop purchasing our products or purchase products from another company or a competitor. As a result, the Company’s reputation, business or financial condition may be adversely affected.
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
The Company had a recorded liability of $28 million as of both June 30, 2023 and 2022 for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. Two matters, relating to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California and another relating to operations in Dickinson County, Michigan account for a significant portion of the recorded liability. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the ability of third parties to pay their share of the response and remediation obligations, the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies, and the Company’s exposure may exceed the amount recorded for these matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.
Failure to effectively utilize, successfully assert or successfully defend, the Company’s intellectual property rights could impact its competitiveness. If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights, its competitiveness could be negatively impacted.
The Company relies on intellectual property rights based on trademark, trade secret, copyright, and patent laws to protect its brands, products, packaging for its products, inventions and confidential information. There is a risk that the Company will not be able to obtain and perfect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions and product innovations. The Company cannot be certain that these rights, if obtained, will not later be invalidated, circumvented or challenged, and the Company could incur significant costs in connection with legal actions to assert its intellectual property rights or to defend those rights from assertions of invalidity. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which the Company’s products are or may be sold may not protect intellectual property rights to the same extent as the laws of the U.S. It is also possible that the Company’s brands may not be available for use in certain countries due to prior third party rights, thereby limiting expansion of the Company’s brands. The Company also licenses certain of its brands to third parties and has increased its focus on licensing its intellectual property in connection with the co-development of products or devices, or promotion and sales relationships with companies in industries operating in public spaces. If other parties infringe the Company’s intellectual property rights, they may dilute or diminish the value of the Company’s brands and products in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its net sales. The failure to perfect and protect its intellectual property rights could make the Company less competitive and could have a material adverse effect on its business, financial condition and results of operations.
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
Financial and Economic Risks
Profitability and cash flow could suffer if the Company is unable to generate anticipated cost savings, successfully implement its transformational initiatives or strategies, or efficiently manage supply chain and manufacturing processes.
The Company continues to make progress to improve its competitive position, generate efficiencies and transform the Company's operations through implementing certain transformational initiatives (including its previously announced digital capabilities upgrade and productivity enhancements and its streamlined operating model), optimizing its supply chain and generating savings through its long-standing cost savings program intended to reduce material costs and manufacturing inefficiencies and realize productivity gains, distribution and logistical efficiencies and overhead reductions. If the Company cannot successfully implement its transformational initiatives, streamlined operating model, or cost savings plans or optimize its supply chain, the Company may not realize all anticipated operational and efficiency benefits and cost savings, which could adversely affect its business and long-term strategies. The Company also continues to seek to penetrate new markets and introduce new products and product innovations. These goals and strategies may not be implemented or may fail to achieve the desired results. The Company may also not be able to successfully implement any future price increases, which may negatively affect our profitability and cash flow, and any such price increases may also negatively affect sales volumes. In addition, the Company expects to continue to restructure its operations as necessary to improve operational efficiency, including occasionally opening or closing offices, facilities or plants. Gaining additional efficiencies may become increasingly difficult over time, there may be one-time and other costs and negative impacts on sales growth relating to facility or plant closures or other restructurings and anticipated cost savings and the Company’s strategies may not be implemented or may fail to achieve desired results. If the Company is unable to generate anticipated cost savings, successfully implement its strategies, implement new pricing, efficiently manage its supply chain and manufacturing processes, if we are ineffective or slow in developing and implementing our transformational initiatives, or if we are unable to achieve the anticipated benefits or cost savings from our digital capabilities and productivity enhancements or implementation of the streamlined operating model, the Company’s results of operations could suffer. These plans and strategies could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s business, financial condition and results of operations.
The estimates and assumptions on which the Company’s financial projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s future profitability, cash flows and stock price.
The Company’s financial projections, including any sales or earnings guidance or outlook it may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing and sale, volume and product mix, foreign exchange rates and volatility, tax rates, commodity prices, distribution, cost savings, accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its stock, make acquisitions, pay dividends and meet debt obligations. The Company’s financial projections are based on historical experience, various other estimates and assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, and the Company’s actual results may differ materially from its financial projections. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.
Increases in the estimated fair value of The Procter & Gamble Co. (“P&G’s”) interest in the Company’s Glad business increase the value of the Company’s obligation to purchase P&G’s interest in the Glad business upon the termination of the venture agreement and may, in the future, adversely affect the Company’s net earnings and cash flow.
In January 2003, the Company entered into a venture agreement with P&G related to the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development support to the Glad business. The agreement with P&G expires in January 2026 unless the parties agree to extend the term. The agreement requires the Company to purchase P&G’s 20% interest at the expiration of its term for cash at fair value as established by predetermined valuation procedures. As of June 30, 2023, 2022 and 2021, the estimated fair value of P&G’s interest was $527 million, $635 million and $613 million, respectively, of which $495 million, $468 million and $432 million, respectively, has been recognized by the Company and is reflected in Other liabilities in the Company’s Consolidated Balance Sheets. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. As the agreement nears its expiration, there may be increased volatility in the Company’s net earnings and cash flow, as the estimated fair value of P&G’s interest may continue to change up until any such purchase by the Company of P&G’s interest. The final cost of the Company’s repurchase obligation may also differ from the estimated fair value. The key assumptions and estimates used to arrive at the estimated fair value include, but are not limited to, tax rates, the rate at which future cash flows are discounted (discount rate), commodity prices, future volume estimates, net sales and expense growth rates, changes in working capital, capital expenditures, foreign exchange rates, inflation and terminal growth rates. Any changes in such assumptions or estimates could significantly affect such estimated fair value and, accordingly, the value of the Company’s repurchase obligation and may adversely affect the Company’s net earnings up until any such purchase and cash flow at the time of any such purchase. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements in Exhibit 99.1.
The Company’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent the Company from fulfilling its financial obligations, and the Company may not be able to maintain its current credit ratings, continue to pay dividends or repurchase its stock or remain in compliance with existing debt covenants.
As of June 30, 2023, the Company had approximately $2.5 billion of debt. The Company’s indebtedness could have important consequences. For example, it could:
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
Further, certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, assigned by Standard & Poor’s and Moody’s to the Company, to remain at investment-grade or above. As of June 30, 2023, the Company’s Standard & Poor’s and Moody’s ratings were both investment-grade. However, if these credit ratings were to fall below investment-grade, the counterparties to the derivative instruments in net liability positions could request full collateralization, and it may negatively impact the Company’s other financial arrangements, including the supply chain financing arrangement offered by a financial institution to our suppliers, which could, in turn, impact our working capital.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages, year first elected and current titles of each of the executive officers of the Company as of August 10, 2023, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Linda Rendle	45	2016	Chief Executive Officer
Stacey Grier	60	2019	Executive Vice President – Chief Growth and Strategy Officer
Angela Hilt	51	2020	Executive Vice President – Chief Legal Officer
Kevin B. Jacobsen	57	2018	Executive Vice President – Chief Financial Officer
Kirsten Marriner	50	2016	Executive Vice President – Chief People and Corporate Affairs Officer
Eric Reynolds	53	2015	Executive Vice President – Chief Operating Officer
Chau Banks	54	2020	Senior Vice President – Chief Information and Data Officer
Shanique Bonelli-Moore	43	2022	Vice President – Chief Diversity and Social Impact Officer
Rebecca Dunphey [1]	45	2022	Group President – Care and Connection
Matt Gregory	50	2021	Senior Vice President – Chief Customer Officer
Chris Hyder	48	2021	Group President – Health and Hygiene
Rick McDonald	63	2020	Senior Vice President – Chief Supply Chain Officer
Michael Ott	54	2022	Senior Vice President – Chief Research and Development Officer
Eric Schwartz	51	2022	Senior Vice President – Chief Marketing Officer
1 Ms. Dunphey will be resigning from the Company on August 11, 2023.
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
Angela Hilt is the executive vice president – chief legal officer of the Company, a position she has held since October 2022. She was appointed to senior vice president - chief legal officer in December 2020. Prior to this role, she served as vice president – corporate secretary and deputy general counsel from September 2018 to December 2020, and vice president – corporate secretary and associate general counsel from October 2008 to September 2018. She served as senior corporate counsel from December 2005 to October 2008. Ms. Hilt joined the Company in 2005.
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
Chau Banks is the senior vice president – chief information and data officer of the Company, a position she has held since June 2020, having taken on responsibility for enterprise analytics since September 2020. Prior to this role, she served as chief technology and digital officer at Revlon Consumer Products Company from January 2018 to June 2020. From September 2013 to November 2017, she was EVP, CIO and channel integration at New York & Company, Inc. (now RetailWinds Inc.). She has held leadership positions at leading global retailers including COACH, Abercrombie & Fitch and LBrands. She previously served as a management consultant at Capgemini and Ernst & Young. She also previously held positions at Energizer and Kimberly-Clark. Ms. Banks joined the Company in 2020.
Shanique Bonelli-Moore is the vice president – chief diversity and social impact officer of the Company, a position she has held since July 2022. Prior to joining Clorox, she was executive director of inclusion at United Talent Agency from January 2019 to June 2022, and director of corporate communications from April 2018 to December 2018. From November 2016 to April 2018, she was senior director of global internal communications and diversity & inclusion lead at BuzzFeed Entertainment. Earlier in her career, she held positions at leading companies including Anheuser-Busch InBev, NBCUniversal and GE where she focused on corporate communication, diversity, inclusion and belonging.
Rebecca Dunphey is the group president – care and connection of the Company, a position she has held since October 2022. She was appointed to senior vice president – general manager, specialty in March 2022. Prior to joining Clorox, she was president – personal care for Kimberly-Clark North America from October 2020 to March 2022. Previously, she served as Kimberly-Clark’s president – baby & child care from April 2018 to October 2020 and president – adult and feminine care from September 2016 to March 2018. Ms. Dunphey has extensive general management and brand marketing experience across multiple businesses in the consumer packaged goods industry. Ms. Dunphey will be resigning from the Company on August 11, 2023.
Matt Gregory is the senior vice president – chief customer officer of the Company, a position he has held since September 2021. Previously, he was senior vice president, health & beauty from September 2021 to October 2022 (a role he held concurrently with his role as chief customer officer), vice president – general manager, health & beauty from October 2020 to September 2021, and vice president – general manager, Burt’s Bees from December 2017 to September 2020. From February 2015 through December 2017, he was vice president – general manager, charcoal. Mr. Gregory joined Clorox in 2004.
Chris Hyder is the group president – health and hygiene of the Company, a position he has held since October 2022. He was appointed to senior vice president - general manager, cleaning and professional products in September 2021. Previously, he was vice president – general manager, cleaning division since July 2019 and vice president – general manager, homecare from September 2018 to July 2019. From January 2016 through September 2018, he was vice president of marketing – cleaning and general manager – laundry. Mr. Hyder joined the Company in 2003 and subsequently held positions of increasing responsibility.
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
Michael Ott is the senior vice president – chief research & development officer of the Company, a position he has held since June 2022. Previously, he served as interim sustainability officer, a position he held from November 2021 to February 2023, while also serving as vice president, research & development – specialty division, from August 2018 through May 2022. Previously, he was vice president, research & development – cleaning, international, and professional products divisions, from

October 2014 to August 2018. Dr. Ott joined the Company in 1996 as a scientist and has since held positions of increasing responsibility in research & development.
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
Holders
The number of record holders of the Company’s common stock as of July 25, 2023, was 8,914 based on information provided by the Company’s transfer agent.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2023.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2023	—	$—	—	$993 million
May 1 to 31, 2023	—	—	—	$993 million
June 1 to 30, 2023	—	—	—	$993 million
	—	$—	—

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9.A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s chief executive officer and executive vice president – chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and executive vice president – chief financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.
Change in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9.B. OTHER INFORMATION
Rule 10b5-1 trading plans
On May 4, 2023, Kevin Jacobsen, executive vice president – chief financial officer, entered into a trading plan designed to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for sales of up to 3,346 shares of the Company's common stock beginning on August 14, 2023 and ending August 14, 2024 or when all of the shares have been sold.
On June 2, 2023, Kirsten Marriner, executive vice president – chief people and corporate affairs officer, entered into a trading plan designed to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential exercise and sale of up to 48,911 options between August 31, 2023 and August 31, 2024.
Each trading plan is in accordance with our insider trading policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.
ITEM 9.C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See “Information about our Executive Officers” in Part I of this Report.
The Company has adopted a Code of Conduct that applies to its principal executive officer, principal financial officer and principal accounting officer, among others. The Code of Conduct is located on the Company’s website at TheCloroxCompany.com under Company/Leadership and Governance/Codes of Conduct or https://www.thecloroxcompany.com/company/policies-and-practices/codes-of-conduct/. The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its Code of Conduct by posting such information on the Company’s website. The Company’s website also contains its corporate governance guidelines and the charters of its principal board committees.
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
    Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42).
    Consolidated Statements of Earnings for the fiscal years ended June 30, 2023, 2022 and 2021.
    Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2023, 2022 and 2021.
    Consolidated Balance Sheets as of June 30, 2023 and 2022.
    Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2023, 2022 and 2021.
    Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023, 2022 and 2021.
    Notes to Consolidated Financial Statements.
(b)Exhibits:
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-K	001-07151	3.1	August 14, 2018
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	May 26, 2023
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.2	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.3	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	December 9, 2014
4.4	Sixth Supplemental Indenture, dated as of September 28, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 28, 2017
4.5	Seventh Supplemental Indenture, dated as of May 9, 2018, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 9, 2018
4.6	Eighth Supplemental Indenture, dated as of May 8, 2020, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 8, 2020
4.7	Indenture dated as of May 11, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	001-07151	4.1	May 11, 2022
4.8	Description of Capital Stock of The Clorox Company	10-K	001-07151	4.10	August 14, 2019
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of February 14, 2023.	10-Q	001-07151	10.1	May 2, 2023
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 17, 2021.	DEF 14A	001-07151	App. A	October 6, 2021
10.6*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2022.	10-Q	001-07151	10.2	November 1, 2022
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2021.	10-Q	001-07151	10.4	November 1, 2021
10.8*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2020.	10-Q	001-07151	10.4	November 2, 2020
10.9*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2022.	10-Q	001-07151	10.1	November 1, 2022
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2021.	10-Q	001-07151	10.3	November 1, 2021
10.11*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2020.	10-Q	001-07151	10.5	November 2, 2020
10.12*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant). for awards made in 2022.	10-Q	001-07151	10.3	November 1, 2022
10.13*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Off-Cycle Grant). for awards made in 2021	10-Q	001-07151	10.5	November 1, 2021
10.14*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant) for awards made in 2020.	10-Q	001-07151	10.2	November 2, 2020
10.15*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Off-Cycle Grant).	10-Q	001-07151	10.4	November 1, 2022
10.16*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.17*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.18*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.19*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.20*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.21*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.22*	Amendment No. 3 to The Clorox Company Supplemental Executive Retirement Plan, effective as of March 28, 2018.	10-Q	001-07151	10.1	May 2, 2018
10.23*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.24*	Third Amended and Restated Executive Change in Control Severance Plan, effective November 17, 2021.	8-K	001-07151	10.2	November 17, 2021
10.25*	Severance Plan for Clorox Executive Committee Members, fourth amended and restated effective November 17, 2021.	8-K	001-07151	10.3	November 17, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26*	The Clorox Company Executive Retirement Plan, effective as of July 1, 2011.	10-Q	001-07151	10.27	May 4, 2011
10.27*	Amendment No. 1 to The Clorox Company Executive Retirement Plan.	10-K	001-07151	10.22	August 16, 2016
10.28*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.29*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.30*	The Clorox Company Director Equity Award Policy, effective as of November 15, 2017.	10-K	001-07151	10.26	August 14, 2018
10.31	Credit Agreement dated as of March 25, 2022, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.1	March 28, 2022
10.32	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016
10.33	Amendment No. 1 to the Amended and Restated Joint Venture Agreement, dated as of October 15, 2010, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 2, 2018
10.34	First Extension and Amendment of the Amended and Restated Joint Venture Agreement, dated as of December 20, 2017, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.1	February 2, 2018
10.35	Acknowledgement Letter to the Amended and Restated Joint Venture Agreement, dated as of October 7, 2020, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 4, 2021
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

THE CLOROX COMPANY

Date: August 10, 2023	By:	/s/ Linda Rendle
Linda Rendle
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. Banse	Director	August 10, 2023
A. Banse
/s/ J. Denman	Director	August 10, 2023
J. Denman
/s/ S. C. Fleischer	Director	August 10, 2023
S. C. Fleischer
/s/ E. Lee	Director	August 10, 2023
E. Lee
/s/ A. D. D. Mackay	Director	August 10, 2023
A. D. D. Mackay
/s/ P. Parker	Director	August 10, 2023
P. Parker
/s/ S. Plaines	Director	August 10, 2023
S. Plaines
/s/ M. J. Shattock	Independent Chair	August 10, 2023
M. J. Shattock
/s/ K. Tesija	Director	August 10, 2023
K. Tesija
/s/ R. J. Weiner	Director	August 10, 2023
R. J. Weiner
/s/ C. J. Williams	Director	August 10, 2023
C. J. Williams
/s/ L. Rendle	Chief Executive Officer (Principal Executive Officer)	August 10, 2023
L. Rendle
/s/ K. B. Jacobsen	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	August 10, 2023
K. B. Jacobsen
/s/ L. Peck	Vice President – Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 10, 2023
L. Peck