Form 10-Q
period 2023-09-30
CLOROX CO /DE/
filed 2023-11-01
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.
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

As of October 18, 2023, there were 124,059,098 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three months ended
	9/30/2023	9/30/2022
Net sales	$1,386	$1,740
Cost of products sold	854	1,114
Gross profit	532	626
Selling and administrative expenses	276	261
Advertising costs	165	161
Research and development costs	29	32
Interest expense	21	22
Other (income) expense, net	12	34
Earnings before income taxes	29	116
Income tax expense	4	29
Net earnings	25	87
Less: Net earnings attributable to noncontrolling interests	3	2
Net earnings attributable to Clorox	$22	$85
Net earnings per share attributable to Clorox
Basic net earnings per share	$0.17	$0.69
Diluted net earnings per share	$0.17	$0.68
Weighted average shares outstanding (in thousands)
Basic	123,973	123,339
Diluted	124,650	123,914

Comprehensive income	$24	$51
Less: Total comprehensive income attributable to noncontrolling interests	3	2
Total comprehensive income attributable to Clorox	$21	$49

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	9/30/2023	6/30/2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$518	$367
Receivables, net	581	688
Inventories, net	710	696
Prepaid expenses and other current assets	102	77
Total current assets	1,911	1,828
Property, plant and equipment, net of accumulated depreciation and amortization of $2,768 and $2,705, respectively	1,317	1,345
Operating lease right-of-use assets	328	346
Goodwill	1,246	1,252
Trademarks, net	541	543
Other intangible assets, net	162	169
Other assets	486	462
Total assets	$5,991	$5,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$347	$50
Current operating lease liabilities	88	87
Accounts payable and accrued liabilities	1,678	1,659
Income taxes payable	115	121
Total current liabilities	2,228	1,917
Long-term debt	2,478	2,477
Long-term operating lease liabilities	290	310
Other liabilities	837	825
Deferred income taxes	27	28
Total liabilities	5,860	5,557
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of September 30, 2023 and June 30, 2023; and 124,001,348 and 123,820,022 shares outstanding as of September 30, 2023 and June 30, 2023, respectively	131	131
Additional paid-in capital	1,246	1,245
Retained earnings	299	583
Treasury stock, at cost: 6,740,113 and 6,921,439 shares as of September 30, 2023 and June 30, 2023, respectively	(1,219)	(1,246)
Accumulated other comprehensive net (loss) income	(494)	(493)
Total Clorox stockholders’ (deficit) equity	(37)	220
Noncontrolling interests	168	168
Total stockholders’ equity	131	388
Total liabilities and stockholders’ equity	$5,991	$5,945

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three months ended
	9/30/2023	9/30/2022
Operating activities:
Net earnings	$25	$87
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	61	56
Stock-based compensation	13	10
Deferred income taxes	(5)	(5)
Other	1	16
Changes in:
Receivables, net	108	63
Inventories, net	(14)	(6)
Prepaid expenses and other current assets	(22)	(30)
Accounts payable and accrued liabilities	(138)	(28)
Operating lease right-of-use assets and liabilities, net	(1)	1
Income taxes payable / prepaid	(8)	14
Net cash provided by operations	20	178
Investing activities:
Capital expenditures	(24)	(46)
Other	1	1
Net cash used for investing activities	(23)	(45)
Financing activities:
Notes and loans payable, net	298	111
Cash dividends paid to Clorox stockholders	(149)	(145)
Issuance of common stock for employee stock plans and other	6	(1)
Net cash provided by (used for) financing activities	155	(35)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	152	94
Cash, cash equivalents and restricted cash:
Beginning of period	368	186
End of period	$520	$280

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2023 and 2022, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2023, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the standard as of July 1, 2023. The adoption relates to disclosures only and does not have an impact on the condensed consolidated financial statements, results of operations, or cash flows.
NOTE 2. CYBERATTACK
On Monday, August 14, 2023, the Company disclosed it had identified unauthorized activity on some of its Information Technology (IT) systems. That activity began on Friday, August 11, 2023 and after becoming aware of it that evening, the Company immediately began taking steps to stop and remediate the activity. The Company also took certain systems offline and engaged third-party cybersecurity experts to support its investigation and recovery efforts. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in wide-scale disruptions to the Company’s business operations throughout the remainder of the quarter.
The impacts of these system disruptions included order processing delays and significant product outages, resulting in a negative impact on net sales and earnings. The Company has since transitioned back to automated order processing and the vast majority of orders are taking place in an automated manner. The Company expects to experience ongoing, but lessening, operational impacts in the second quarter as it makes progress in returning to normalized operations.
The Company also incurred incremental expenses of approximately $24 as a result of the cyberattack for the three months ended September 30, 2023. The following table summarizes the recognition of costs in the condensed consolidated statement of earnings and comprehensive income:

Three months ended
9/30/2023
Costs of products sold	$11
Selling and administrative expenses	13
Total	$24

The costs incurred relate primarily to third-party consulting services, including IT recovery and forensic experts and other professional services incurred to investigate and remediate the attack, as well as incremental operating costs incurred from the resulting disruption to the Company’s business operations. The Company expects to incur additional costs related to the

NOTE 2. CYBERATTACK (Continued)
cyberattack in future periods. The Company has not recognized any insurance proceeds in the three months ended September 30, 2023 related to the cyberattack. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.

NOTE 3. SUPPLY CHAIN FINANCING PROGRAM
The Company has arranged for a global financial institution to offer a voluntary supply chain finance (SCF) program for the benefit of the Company’s suppliers. The Company’s current payment terms do not exceed 120 days in keeping with industry standards. The SCF program enables suppliers to directly contract with the financial institution to receive payment from the financial institution prior to the payment terms between the Company and the supplier by selling the Company’s payables to the financial institution. Participation in the program is at the sole discretion of the supplier and the Company has no economic interest in a supplier's decision to enter into the agreement and has no direct financial relationship with the financial institution, as it relates to the SCF program. Once a supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices to sell to the financial institution. The terms of the Company’s payment obligations are not impacted by a supplier’s participation in the program and as such, the SCF program has no direct impact on the Company’s balance sheets, cash flows or liquidity. The Company and our subsidiaries have not pledged any assets as security or provided guarantees under the SCF program.
All outstanding amounts related to suppliers participating in SCF are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows. As of September 30, 2023 and June 30, 2023, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $119 and $220, respectively. The decrease in the amount due to suppliers participating in the SCF program from June 30, 2023 to September 30, 2023 was attributable to a reduction of orders due to the temporary operational disruptions of the cyberattack along with the timing of payments.
NOTE 4. RESTRUCTURING AND RELATED COSTS
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
The Company incurred $60 of costs in fiscal year 2023 and anticipates incurring approximately $30 to $40 of costs in fiscal year 2024 related to this initiative, of which approximately $10 to $15 are expected to be employee-related costs to reduce certain staffing levels such as severance payments, with the remainder for consulting and other costs. Costs incurred are expected to be settled primarily in cash.
The total restructuring and related implementation costs, net associated with the Company’s streamlined operating model plan as reflected in the condensed consolidated statements of earnings and comprehensive income:

	Three months ended		Inception to date ended
	9/30/2023	9/30/2022	9/30/2023
Costs of products sold	$—	$(1)	$(3)
Selling and administrative expenses	—	1	12
Research and development	—	—	(1)
Other (income) expense, net:
Employee-related costs	—	19	52
Total, net	$—	$19	$60
Employee-related costs primarily include severance and other termination benefits calculated based on salary levels, prior service and statutory requirements. Other costs primarily include consulting fees incurred for the organizational design and implementation of the streamlined operating model, related processes and other professional fees incurred.
The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve costs in future periods.

NOTE 4. RESTRUCTURING AND RELATED COSTS (Continued)
The following table reconciles the accrual for the streamlined operating model’s restructuring and related implementation costs discussed above, which are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	Employee-Related Costs	Other	Total
Accrual Balance as of June 30, 2023	$23	$5	$28
Charges	—	—	—
Cash payments	(16)	(5)	(21)
Accrual Balance as of September 30, 2023	$7	$—	$7

NOTE 5. INVENTORIES, NET
Inventories, net consisted of the following as of:

	9/30/2023	6/30/2023
Finished goods	$618	$595
Raw materials and packaging	178	182
Work in process	20	8
LIFO allowances	(104)	(87)
Total inventories, net	$712	$698
Less: Non-current inventories, net (1)	2	2
Total current inventories, net	$710	$696
(1)Non-current inventories, net are recorded in Other assets.
NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Financial Risk Management and Derivative Instruments
The Company is exposed to certain commodity, foreign currency and interest rate risks related to its ongoing business operations and uses derivative instruments to mitigate its exposure to these risks.
Commodity Price Risk Management
The Company may use commodity futures, options and swap contracts to limit the impact of price volatility on a portion of its forecasted raw material requirements. These commodity derivatives may be exchange traded or over-the-counter contracts and generally have original contractual maturities of less than 2 years. Commodity purchase and options contracts are measured at fair value using market quotations obtained from the Chicago Board of Trade commodity futures exchange and commodity derivative dealers.
As of September 30, 2023, and June 30, 2023, the notional amount of commodity derivatives was $36 and $41, respectively, which related primarily to exposures in soybean oil used for the Food business and jet fuel used for the Grilling business.
Foreign Currency Risk Management
The Company may also enter into certain over-the-counter derivative contracts to manage a portion of the Company’s forecasted foreign currency exposure associated with the purchase of inventory. These foreign currency contracts generally have original contractual maturities of less than 2 years. The foreign exchange contracts are measured at fair value using information quoted by foreign exchange dealers.
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $55 and $51 as of September 30, 2023 and June 30, 2023, respectively.
Interest Rate Risk Management

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of both September 30, 2023 and June 30, 2023.
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
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended
	9/30/2023	9/30/2022
Commodity purchase derivative contracts	$(1)	$(3)
Foreign exchange derivative contracts	1	1
Interest rate derivative contracts	—	—
Total	$—	$(2)

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended
		9/30/2023	9/30/2022
Commodity purchase derivative contracts	Cost of products sold	$(2)	$4
Foreign exchange derivative contracts	Cost of products sold	—	1
Interest rate derivative contracts	Interest expense	3	3
Total		$1	$8
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of September 30, 2023 that is expected to be reclassified into Net earnings within the next twelve months is $13.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $0 and $1 contained such terms as of September 30, 2023 and June 30, 2023, respectively. As of both September 30, 2023 and June 30, 2023, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2023 and June 30, 2023, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of September 30, 2023 and June 30, 2023, the Company maintained cash margin balances

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
related to exchange traded futures and options contracts of $2 and $0, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.
Trust Assets
The Company holds interests in mutual funds and cash equivalents as part of trust assets related to its nonqualified deferred compensation plans. The participants in the nonqualified deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which their compensation deferrals are invested in accordance with the terms of the plans and within the confines of the trusts, which hold the marketable securities. The trusts represent variable interest entities for which the Company is considered the primary beneficiary, and therefore trust assets are consolidated and included in Other assets in the condensed consolidated balance sheets. The gains and losses on the trust assets are recorded in Other (income) expense, net in the condensed consolidated statements of earnings. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments.
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
As of both September 30, 2023 and June 30, 2023, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			9/30/2023		6/30/2023
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase options contracts	Prepaid expenses and other current assets	1	$—	$—	$2	$2
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	1	1	—	—
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	2	2	—	—
			$3	$3	$2	$2
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	1	1	—	—
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	—	—	1	1
			$1	$1	$1	$1

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			9/30/2023		6/30/2023
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$388	$388	$243	$243
Time deposits	Cash and cash equivalents (1)	2	16	16	9	9
Trust assets for nonqualified deferred compensation plans	Other assets	1	137	137	129	129
			$541	$541	$381	$381
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$347	$347	$50	$50
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (3)	2	2,478	2,259	2,477	2,327
			$2,825	$2,606	$2,527	$2,377
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

NOTE 7. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 14.6% and 25.0% for the three months ended September 30, 2023 and 2022, respectively. The lower tax rate on earnings was primarily driven by the impact of temporary relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations.

NOTE 8. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended
	9/30/2023	9/30/2022
Basic	123,973	123,339
Dilutive effect of stock options and other	677	575
Diluted	124,650	123,914

Antidilutive stock options and other	2,220	2,983
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 9. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three months ended
	9/30/2023	9/30/2022
Net earnings	$25	$87
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11)	(29)
Net unrealized gains (losses) on derivatives	(1)	(8)
Pension and postretirement benefit adjustments	11	1
Total other comprehensive (loss) income, net of tax	(1)	(36)
Comprehensive income	24	51
Less: Total comprehensive income attributable to noncontrolling interests	3	2
Total comprehensive income attributable to Clorox	$21	$49

NOTE 10. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended September 30
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2022	$131	130,741	$1,202	$1,048	$(1,346)	(7,589)	$(479)	$173	$729
Net earnings	—	—	—	85	—	—	—	2	87
Other comprehensive (loss) income	—	—	—	—	—	—	(36)	—	(36)
Dividends to Clorox stockholders ($2.36 per share declared)	—	—	—	(293)	—	—	—	—	(293)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	10	—	—	—	—	—	10
Other employee stock plan activities	—	—	(19)	(8)	31	204	—	—	4
Balance as of September 30, 2022	$131	130,741	$1,193	$832	$(1,315)	(7,385)	$(515)	$170	$496

Balance as of June 30, 2023	$131	130,741	$1,245	$583	$(1,246)	(6,921)	$(493)	$168	$388
Net earnings (losses)	—	—	—	22	—	—	—	3	25
Other comprehensive (loss) income	—	—	—	—	—	—	(1)	—	(1)
Dividends to Clorox stockholders ($2.40 per share declared)	—	—	—	(300)	—	—	—	—	(300)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	13	—	—	—	—	—	13
Other employee stock plan activities	—	—	(12)	(6)	27	181	—	—	9
Balance as of September 30, 2023	$131	130,741	$1,246	$299	$(1,219)	(6,740)	$(494)	$168	$131

NOTE 10. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended September 30
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2022	$(448)	$121	$(152)	$(479)
Other comprehensive (loss) income before reclassifications	(29)	(2)	—	(31)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(8)	1	(7)
Income tax benefit (expense)	—	2	—	2
Net current period other comprehensive (loss) income	(29)	(8)	1	(36)
Balance as of September 30, 2022	$(477)	$113	$(151)	$(515)

Balance as of June 30, 2023	$(445)	$99	$(147)	$(493)
Other comprehensive (loss) income before reclassifications	(11)	—	11	—
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(1)	3	2
Income tax benefit (expense), and other	—	—	(3)	(3)
Net current period other comprehensive (loss) income	(11)	(1)	11	(1)
Balance as of September 30, 2023	$(456)	$98	$(136)	$(494)

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
On May 17, 2022, the Company’s Board of Directors approved a resolution to terminate the Plan. The amendment will allow the settlement of the pension obligation with either a lump sum payout or a purchased annuity. The Plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of September 30, 2023.
In anticipation of this settlement, the Company remeasured the plan’s benefit obligation as of September 30, 2023, based on a discount rate of 5.0% which resulted in a net unrealized loss balance of $126, net of tax, ($165 before taxes) in Accumulated other comprehensive net (loss) income on its condensed consolidated balance sheet related to the Plan.
In the second quarter of fiscal year 2024, a one-time non-cash settlement charge of approximately $165 (before taxes) is expected to be recognized in the Company’s condensed consolidated statement of earnings and comprehensive income, related to these net unrealized losses, as plan obligations are settled through both lump sum payouts and annuity purchases. The actual amount of the settlement charge could vary based on the final valuation of assets and liabilities. On October 10, 2023, the Company completed the annuity purchase related to the pension plan termination. On October 31, 2023, the Company paid out the lump sum amounts related to the termination.

NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three months ended
	9/30/2023	9/30/2022
Interest cost	$5	$5
Expected return on plan assets (1)	(3)	(3)
Settlement loss recognized	1	—
Amortization of unrecognized items	2	2
Total	$5	$4
(1)The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2024 net periodic benefit cost is 3.5%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three months ended September 30, 2023 and 2022.
During both the three months ended September 30, 2023 and 2022, the Company made $2 in contributions to its domestic retirement income plans.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs. All other components are reflected in Other (income) expense, net.
NOTE 12. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $28 as of both September 30, 2023 and June 30, 2023, respectively, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 of the recorded liability as of both September 30, 2023 and June 30, 2023, respectively, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing groundwater at the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study related to groundwater. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators. In January 2023, the regulators issued a new order directing the Company and the current property owner to conduct a Remedial Investigation and then prepare a Feasibility Study to evaluate and remediate impacts to soil, soil vapor and indoor air. While the Company believes its latest estimates of remediation costs (including any related to soil, soil vapor and indoor air impacts) are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs in the aggregate of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability as of both September 30, 2023 and June 30, 2023, respectively. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements and the future availability of alternative clean-up technologies. From time to time, the Company is subject to various legal proceedings, claims and other loss contingencies, including, without limitation, loss contingencies relating to contractual arrangements (including costs connected to the transition and unwinding of certain supply and manufacturing relationships), product liability, patents and trademarks, advertising, labor and employment, environmental, health and safety and other matters. With respect to these proceedings,

NOTE 12: OTHER CONTINGENCIES AND GUARANTEES (continued)
claims and other loss contingencies, while considerable uncertainty exists, in the opinion of management at this time, the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, either individually or in the aggregate, on the Company’s condensed consolidated financial statements taken as a whole.
Guarantees
In conjunction with divestitures and other transactions, the Company may provide typical indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) that have terms that vary in duration and in the potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any material payments relating to its indemnifications and believes that any reasonably possible payments would not have a material adverse effect, either individually or in the aggregate, on the Company’s condensed consolidated financial statements taken as a whole.
The Company had not recorded any material liabilities on the aforementioned guarantees as of both September 30, 2023 and June 30, 2023.
The Company was a party to letters of credit of $15 as of September 30, 2023, primarily related to its insurance carriers, of which $0 had been drawn upon.
NOTE 13. SEGMENT RESULTS
The Company operates through strategic business units (SBUs) which are organized into operating segments. Operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. Operating segments not aggregated into a reportable segment are reflected in Corporate and Other.
Corporate and Other includes certain non-allocated administrative costs and various other non-operating income and expenses, as well as the results of the Vitamins, Minerals and Supplements (VMS) business. Assets in Corporate and Other include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, operating lease right-of-use assets, other long-term assets and deferred taxes, as well as the assets related to the VMS business.
The principle measure of segment profitability used by management is segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT). Segment adjusted EBIT is defined as earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as charges relating to the cyberattack, asset impairments, charges related to the streamlined operating model, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions and other nonrecurring or unusual items impacting comparability).
The tables below present reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings (losses) before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate and Other.

NOTE 13. SEGMENT RESULTS (Continued)

	Net sales
	Three months ended
	9/30/2023	9/30/2022
Health and Wellness	$504	$657
Household	325	423
Lifestyle	229	320
International	270	285
Corporate and Other	58	55
Total	$1,386	$1,740

	Segment adjusted EBIT
	Three months ended
	9/30/2023	9/30/2022
Health and Wellness	$104	$133
Household	(4)	22
Lifestyle	19	60
International	34	23
Corporate and Other	(62)	(63)
Total	$91	$175
Interest income	10	2
Interest expense	(21)	(22)
Cyberattack costs (1)	(24)	—
Streamlined operating model (2)	—	(19)
Digital capabilities and productivity enhancements investment (3)	(27)	(20)
Earnings before income taxes	$29	$116
(1)Represents incremental costs related to the cyberattack detailed in Note 2. For informational purposes the following table provides the approximate cyberattack costs corresponding to the Company’s reportable segments as a percentage of total costs:

Three months ended
9/30/2023
Health and Wellness	22%
Household	11
Lifestyle	14
International	1
Corporate and Other	52
Total	100%
(2)Represents restructuring and related implementation costs, net for the streamlined operating model of $0 and $19 for the three months ended September 30, 2023 and 2022, respectively. For informational purposes the following table provides the approximate restructuring and related implementation costs, net corresponding to the Company’s reportable segments as a percentage of the total costs:

	Three months ended	Three months ended	Inception to date ended
	9/30/2023	9/30/2022	9/30/2023
Health and Wellness	—%	6%	6%
Household	—	—	1
Lifestyle	—	5	3
International	—	19	16
Corporate and Other	—	70	74
Total	—%	100%	100%
(3)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

NOTE 13. SEGMENT RESULTS (Continued)
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, were 27% for both the three months ended September 30, 2023 and 2022.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended
	9/30/2023	9/30/2022
Cleaning	32%	33%
Professional Products	4	5
Health and Wellness	36%	38%
Bags and Wraps	11	11
Cat Litter	8	8
Grilling	5	5
Household	24%	24%
Food	9	10
Natural Personal Care	3	4
Water Filtration	5	5
Lifestyle	17%	19%
International	19%	16%
Corporate and Other	4%	3%
Total	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 10, 2023, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three month period ended September 30, 2023 (the current period) to the three month period ended September 30, 2022 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
EXECUTIVE OVERVIEW
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with approximately 8,700 employees worldwide. The Company has operations in approximately 25 countries or territories and sells its products in more than 100 markets, primarily through mass retailers; grocery outlets; warehouse clubs; dollar stores; home hardware centers; drug, pet and military stores; third-party and owned e-commerce channels; and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach, cleaning and disinfecting products, Pine-Sol® and Tilex® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Glad® bags and wraps; Fresh Step® cat litter; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Burt’s Bees® natural personal care products; Brita® water-filtration products; and Natural Vitality®, RenewLife®, NeoCell® and Rainbow Light® vitamins, minerals and supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names.
The Company primarily markets its leading brands in midsized categories considered to be financially attractive. Most of the Company’s products, which can be found in about nine of 10 U.S. homes, compete with other nationally advertised brands within each category and with “private label” brands. About 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share position in their categories.
The Company operates through strategic business units (SBUs) which are organized into operating segments. Operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. Operating segments not aggregated into a reportable segment are reflected in Corporate and Other. The four reportable segments consist of the following:
•Health and Wellness consists of cleaning, disinfecting and professional products mainly marketed and sold in the United States. Products within this segment include home care cleaning products and laundry additives primarily under the Clorox®, Clorox2®, Pine-Sol, Scentiva®, Tilex, Liquid-Plumr, and Formula 409® brands; professional cleaning and disinfecting products under the CloroxPro and Clorox Healthcare brands; and professional food service products under the Hidden Valley brand.
•Household consists of bags and wraps, cat litter and grilling products marketed and sold in the United States. Products within this segment include bags and wraps under the Glad brand; cat litter primarily under the Fresh Step and Scoop Away® brands; and grilling products under the Kingsford brand.
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

RECENT EVENTS AFFECTING THE COMPANY
Cyberattack
On Monday, August 14, 2023, the Company disclosed it had identified unauthorized activity on some of its Information Technology (IT) systems. That activity began on Friday, August 11, 2023 and after becoming aware of it that evening, the Company immediately began taking steps to stop and remediate the activity. The Company also took certain systems offline and engaged third-party cybersecurity experts to support its investigation and recovery efforts. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in wide-scale disruptions to the Company’s business operations throughout the remainder of the quarter.
The impacts of these system disruptions included order processing delays and significant product outages, resulting in a negative impact on net sales and earnings. The Company has since transitioned back to automated order processing and the vast majority of orders are taking place in an automated manner. The Company expects to experience ongoing, but lessening, operational impacts in the second quarter as it makes progress in returning to normalized operations.
The effects of the cyberattack are expected to negatively impact fiscal year 2024 results, though some of the anticipated net sales not recognized in the first quarter as a result of the disruptions are expected to be recognized in subsequent quarters of fiscal year 2024 as customers rebuild inventories.
The Company also incurred incremental expenses of approximately $24 as a result of the cyberattack for the three months ended September 30, 2023. These costs relate to third-party consulting services, including IT recovery and forensic experts and other professional services incurred to investigate and remediate the attack, as well as incremental operating costs incurred from the resulting disruption to the Company’s business operations. The Company expects to incur additional costs related to the cyberattack in future periods.
The Company has not recognized any insurance proceeds in the three months ended September 30, 2023 related to the cyberattack. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.
Other Recent Events
For the fiscal quarter ended September 30, 2023, the Company continued to experience an inflationary environment marked by persistently unfavorable commodity costs and higher manufacturing and logistics costs. Additionally, the Company is monitoring macroeconomic conditions as a result of increased interest rates and volatility in capital markets. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
The risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures. For fiscal year 2024, the Company anticipates the operating environment will remain volatile and challenging. Inflationary headwinds are expected to continue and consumers may feel greater pressure as continued macroeconomic uncertainty impacts spending. The Company will continue to invest in its brands, capabilities and people to deliver consistent, profitable growth over time. The Company announced and began implementing a streamlined operating model in fiscal year 2023 and will continue with its implementation in fiscal year 2024.
The impact of continued inflationary pressures, macroeconomic conditions and geopolitical instability, including ongoing conflicts in the Middle East and Ukraine, rising tensions between China and Taiwan and actual and potential shifts in U.S. and foreign trade, economic and other policies, have increased global macroeconomic and political uncertainty regarding the duration and resolution of the conflicts, the potential escalation of tensions and potential economic and global supply chain disruptions. These factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.
For further discussion, refer to Item 1.A, “Risk Factors” of this report and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended
	9/30/2023	9/30/2022	% Change
Net sales	$1,386	$1,740	(20)%

	Three months ended September 30, 2023
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/ Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(23)%	(29)%	—%	—%	6%	(23)%	(29)%
Household	(23)	(30)	—	—	7	(23)	(30)
Lifestyle	(28)	(37)	—	—	9	(28)	(37)
International	(5)	(13)	—	(14)	22	9	(13)
Total Company (4)	(20)%	(26)%	—%	(2)%	8%	(18)%	(26)%

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
(4)Total Company includes Corporate and Other.
Net sales and volume in the current period decreased by 20% and 26%, respectively, primarily driven by lower volume resulting from the cyberattack. The variance between volume and net sales was primarily due to the impact of favorable price mix.

	Three months ended
	9/30/2023	9/30/2022	% Change
Gross profit	$532	$626	(15)%
Gross margin	38.4%	36.0%
Gross margin increased by 240 basis points in the current period from 36.0% to 38.4%. The increase was primarily driven by the benefit of pricing and cost savings, partially offset by the impact of lower volume.
Expenses

	Three months ended
				% of Net Sales
	9/30/2023	9/30/2022	% Change	9/30/2023	9/30/2022
Selling and administrative expenses	$276	$261	6%	19.9%	15.0%
Advertising costs	165	161	2	11.9	9.3
Research and development costs	29	32	(9)	2.1	1.8
Selling and administrative expenses, as a percentage of net sales, increased by 490 basis points in the current period versus the prior period. The increase in selling and administrative expenses as a percentage of net sales was primarily due to an arbitral decision relating to a commercial dispute, incremental costs associated with the cyberattack and the Company’s digital capabilities and productivity enhancements investment, partially offset by the benefit of cost savings primarily related to implementation of the streamlined operating model.

RESULTS OF OPERATIONS (Continued)
For further information regarding the cyberattack and the Company’s digital capabilities and productivity enhancements investment, see Non-GAAP Financial Measures.
Advertising costs, as a percentage of net sales, increased by 260 basis points in the current period versus the prior period as a result of lower net sales from the cyberattack, while dollars were essentially flat. The Company’s U.S. retail advertising spend as a percentage of net sales increased from 11% to 14% versus the prior period.
Research and development costs, both as a percentage of net sales and dollars, were essentially flat in the current period as compared to the prior period. The Company continues to invest behind product innovation and cost savings.
Interest expense, Other (income) expense, net and the effective tax rate on earnings

	Three months ended
	9/30/2023	9/30/2022
Interest expense	21	$22
Other (income) expense, net	12	34
Effective tax rate on earnings	14.6%	25.0%
Other (income) expense, net was $12 and $34 in the current and prior period, respectively. The variance was primarily due to restructuring and related implementation costs associated with the streamlined operating model incurred in the prior period.
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
Once fully implemented, the Company expects annual cost savings to be approximately $75 to $100 annually, with benefits of $35 realized in fiscal year 2023 and benefits of approximately $45 to $50 anticipated in fiscal year 2024. The benefits of the streamlined operating model are currently expected to increase future cash flows as a result of cost savings that will be generated primarily in the areas of selling and administration, supply chain, marketing and research and development.
The Company incurred $60 of costs in fiscal year 2023 and anticipates incurring approximately $30 to $40 of costs in fiscal year 2024 related to this initiative of which approximately $10 to $15 are expected to be employee-related costs to reduce certain staffing levels such as severance payments, with the remainder for consulting and other costs. Costs incurred are expected to be settled primarily in cash.
Restructuring and related implementation costs, net were $0 for the three months ended September 30, 2023. Restructuring and related implementation costs, net were $19 for the three months ended September 30, 2022, of which $16 was related to employee-related costs and $3 was related to other costs. For further details on the streamlined operating model and restructuring, refer to the notes to condensed consolidated financial statements.
The effective tax rate on earnings was 14.6% for the current period and 25.0% for the prior period. The lower tax rate on earnings was primarily driven by the impact of temporary relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations.
Diluted net earnings per share

	Three months ended
	9/30/2023	9/30/2022	% Change
Diluted net earnings per share	$0.17	$0.68	(75)%
Diluted net earnings per share (EPS) decreased by $0.51, or 75%, in the current period, primarily due to the impact of lower volume, partially offset by the benefits of pricing and cost savings.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other (see notes to condensed consolidated financial statements for further discussion of the principle measure of segment profitability used by management, segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT)):

	Net sales
	Three months ended
	9/30/2023	9/30/2022
Health and Wellness	$504	$657
Household	325	423
Lifestyle	229	320
International	270	285
Corporate and Other	58	55
Total	$1,386	$1,740

	Segment adjusted EBIT (1)
	Three months ended
	9/30/2023	9/30/2022
Health and Wellness	$104	$133
Household	(4)	22
Lifestyle	19	60
International	34	23
Corporate and Other	(62)	(63)
Total	$91	$175
Interest income	10	2
Interest expense	(21)	(22)
Cyberattack costs	(24)	—
Streamlined operating model	—	(19)
Digital capabilities and productivity enhancements investment	(27)	(20)
Earnings before income taxes	$29	$116
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings (losses) before income taxes, the most directly comparable GAAP financial measure.
Health and Wellness

	Three months ended
	9/30/2023	9/30/2022	% Change
Net sales	$504	$657	(23)%
Segment adjusted EBIT	104	133	(22)
Volume, net sales and segment adjusted EBIT decreased by 29%, 23% and 22% respectively, during the current period. The volume and net sales decreases were primarily due to operational disruptions resulting from the cyberattack. The variance between volume and net sales was primarily due to the benefit of price increases. The decrease in segment adjusted EBIT in the current period was primarily due to lower volume partially offset by the benefits of pricing.
Household

	Three months ended
	9/30/2023	9/30/2022	% Change
Net sales	$325	$423	(23)%
Segment adjusted EBIT	(4)	22	(118)

SEGMENT RESULTS (Continued)
Volume, net sales and segment adjusted EBIT decreased by 30%, 23% and 118%, respectively, during the current period. The volume and net sales decreases were primarily due to operational disruptions resulting from the cyberattack. The variance between volume and net sales was primarily due to the benefit of price increases. The decrease in segment adjusted EBIT was mainly due to lower volume, partially offset by cost savings and the benefit of pricing.
Lifestyle

	Three months ended
	9/30/2023	9/30/2022	% Change
Net sales	$229	$320	(28)%
Segment adjusted EBIT	19	60	(68)

Volume, net sales and segment adjusted EBIT decreased by 37%, 28% and 68% respectively, during the current period. The volume and net sales decreases were primarily due to operational disruptions resulting from the cyberattack. The variance between volume and net sales was mainly due to the benefit of mix and price increases. The decrease in segment adjusted EBIT was due to lower volume partially offset by lower manufacturing and logistics costs.
International

	Three months ended
	9/30/2023	9/30/2022	% Change
Net sales	$270	$285	(5)%
Segment adjusted EBIT	34	23	48
Volume and net sales decreased by 13% and 5% respectively, and segment adjusted EBIT increased by 48% during the current period. The volume decrease was primarily due to operational disruptions resulting from the cyberattack. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable foreign currency exchange rates. The increase in segment adjusted EBIT was primarily due to the net impact of pricing, partially offset by unfavorable foreign currency exchange rates and lower volume.
Argentina
Effective July 1, 2018, under the requirements of U.S. GAAP, Argentina was designated as a highly inflationary economy, and as a result the U.S. dollar replaced the Argentine peso as the functional currency of the Company’s subsidiaries in Argentina. Consequently, gains and losses from non-U.S. dollar denominated monetary assets and liabilities of Clorox Argentina are recognized in Other (income) expense, net in the condensed consolidated statement of earnings, utilizing the official Argentine government exchange rate.
The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, economic recession and temporary price controls. As of September 30, 2023 and June 30, 2023, the net asset position, excluding goodwill, of Clorox Argentina was $44 and $48, respectively. Of these net assets, cash balances were approximately $23 and $28 as of September 30, 2023 and June 30, 2023, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for both the three months ended September 30, 2023 and the fiscal year ended June 30, 2023.
For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Corporate and Other
Corporate and Other includes certain non-allocated administrative costs, the VMS business and various other non-operating income and expenses.

	Three months ended
	9/30/2023	9/30/2022	% Change
Net Sales	$58	$55	5%
Segment adjusted EBIT	(62)	(63)	(2)

SEGMENT RESULTS (Continued)
Net sales increased by 5% due to higher net sales in the VMS business. Segment adjusted EBIT was essentially flat for the period.
FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of September 30, 2023. The following table summarizes cash activities:

	Three months ended
	9/30/2023	9/30/2022
Net cash provided by operations	$20	$178
Net cash used for investing activities	(23)	(45)
Net cash provided by (used for) financing activities	155	(35)
Operating Activities
Net cash provided by operations was $20 in the current three month period, compared with $178 in the prior three month period. The decrease was primarily driven by higher employee incentive compensation paid in the current three month period and lower cash earnings in the current three month period, partially offset by lower working capital. The lower cash earnings and decrease in working capital in the current three month period, primarily due to lower Accounts Receivable, were a result of the operational disruption due to the cyberattack.
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
As part of those ongoing efforts, the Company has arranged for a global financial institution to offer a voluntary supply chain finance (SCF) program for the benefit of the Company’s suppliers. There would not be an expected material impact to the Company’s liquidity or capital resources if the financial institution or a supplier terminated the SCF arrangement. While the Company does not have direct access to information on, or influence over, which invoices a participating supplier elects to sell to the financial institution, the Company expects that the majority of these amounts have been sold to the financial institution. Refer to the notes to the condensed consolidated financial statements for detail on the SCF program.
Investing Activities
Net cash used for investing activities was $23 in the current three month period, compared with $45 in the prior three month period. The year-over-year decrease was mainly due to the timing of payments in the current three month period as a result of the operational disruption due to the cyberattack.
Financing Activities
Net cash provided by financing activities was $155 in the current three month period, compared with net cash used for financing activities of $35 in the prior three month period. The year-over-year increase was mainly due to higher cash sourced from short term borrowings in the current three month period.
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
Notwithstanding potential unforeseen adverse market conditions and as part of the Company’s regular assessment of its cash needs, the Company believes it will have the funds necessary to support its short- and long-term liquidity and operating needs, including the costs related to the announced streamlined operating model and its digital capabilities and productivity enhancements investment, as well as the costs and impacts of the business disruption associated with the cyberattack, based on our anticipated ability to generate positive cash flows from operations in the future, access to capital markets enabled by our strong short-term and long-term credit ratings and current borrowing availability.

FINANCIAL POSITION AND LIQUIDITY (Continued)
Credit Arrangements
As of September 30, 2023, the Company maintained a $1,200 revolving credit agreement that matures in March 2027 (the Credit Agreement). There were no borrowings under the Credit Agreement as of September 30, 2023 and June 30, 2023, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar non-cash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of September 30, 2023 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of September 30, 2023, the Company maintained $33 of foreign and other credit lines, of which $11 was outstanding.
Stock Repurchases and Dividend Payments
As of September 30, 2023, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. There were no share repurchases of common stock during the three months ended September 30, 2023 and 2022.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended
	9/30/2023	9/30/2022
Dividends per share declared	$2.40	$2.36
Total dividends paid	149	145

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
Adjusted earnings (losses) before interest and income taxes (adjusted EBIT) represents earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as incremental costs related to the cyberattack, asset impairments, charges related to the streamlined operating model, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions and other nonrecurring or unusual items impacting comparability). The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. Management believes that the presentation of adjusted EBIT is useful to investors to assess operating performance on a consistent basis by removing the impact of the items that management believes does not directly reflect the performance of each segment's underlying operations. Adjusted EBIT margin is the ratio of adjusted EBIT to net sales.

	Reconciliation of earnings (losses) before income taxes to adjusted EBIT
	Three months ended
	9/30/2023	9/30/2022
Earnings (losses) before income taxes	$29	$116
Interest income	(10)	(2)
Interest expense	21	22
Cyberattack costs (1)	24	—
Streamlined operating model (2)	—	19
Digital capabilities and productivity enhancements investment (3)	27	20
Adjusted EBIT	$91	$175
(1)Represents incremental costs incurred as a result of the cyberattack the Company experienced in the first quarter of fiscal year 2024. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting theses costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See notes to condensed consolidated financial statements for additional information.
(2)Represents restructuring and related implementation costs, net for the streamlined operating model. Due to the nonrecurring and unusual nature of these costs, the company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the company's operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by company management. See notes to condensed consolidated financial statements for additional information.
(3)Represents expenses related to the Company's digital capabilities and productivity enhancements investment. Due to the nature, scope and magnitude of this investment, these costs are considered by management to represent incremental transformational costs above the historical normal level of spending for information technology to support operations. Since these strategic investments, including incremental operating costs, will cease at the end of the investment period, are not expected to recur in the foreseeable future and are not considered representative of the company's underlying operating performance, the company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the company's operations and is useful for period-over-period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by company management.
Of the total $500 million investment, approximately 65% is expected to represent incremental operating costs primarily recorded within selling and administrative expenses to be adjusted from reported Earnings (losses) before income taxes for purposes of disclosing adjusted EBIT over the course of the next five years. About 70% of these operating costs are expected to be related to the implementation of the ERP, with the remaining costs primarily related to the implementation of complementary technologies.
During the three months ended September 30, 2023 and 2022, the Company incurred approximately $27 and $20, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. The expenses relate to the following:

	Three months ended
	9/30/2023	9/30/2022
External consulting fees (1)	$21	$16
IT project personnel costs (2)	2	1
Other (3)	4	3
Total	$27	$20

NON-GAAP FINANCIAL MEASURES (Continued)
(1)Comprised of third-party consulting fees incurred to assist in the project management and the preliminary project stage of this transformative investment. The Company relies on consultants for certain capabilities required for these programs that the Company does not maintain internally. These costs support the implementation of these programs incremental to the Company's normal IT costs and will not be incurred following implementation.
(2)Comprised of labor costs associated with internal IT project management teams that are utilized to oversee the new system implementations. Given the magnitude and transformative nature of the implementations planned, the necessary project management costs are incremental to the historical levels of spend and will no longer be incurred subsequent to implementation. As a result of this long-term strategic investment, the Company considers these costs not reflective of the ongoing costs to operate its business.
(3)Comprised of various other expenses associated with the Company’s new system implementations, including company personnel dedicated to the project that have been backfilled with either permanent or temporary resources in positions that are considered part of normal operating expenses.
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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three months ended September 30, 2023
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	(23)%	(23)%	(28)%	(5)%	(20)%
Add: Foreign Exchange	—	—	—	14	2
Add/(Subtract): Divestitures / Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(23)%	(23)%	(28)%	9%	(18)%
(1)Total Company includes Corporate and Other.
Cautionary Statement
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements regarding the expected or potential impact of the Company’s operational disruption stemming from a cyberattack, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•unfavorable general economic and geopolitical conditions beyond our control, including supply chain disruptions, labor shortages, wage pressures, rising inflation, the interest rate environment, fuel and energy costs, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, such as COVID-19, terrorism, and unstable geopolitical conditions, including ongoing conflicts in the Middle East and Ukraine and rising tensions between China and Taiwan, as well as macroeconomic and geopolitical volatility and uncertainty as a result of a number of these and other factors, including actual and potential shifts between the U.S. and its trading partners, especially China;

CAUTIONARY STATEMENT (Continued)
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
•intense competition in the Company’s markets;
•risks related to the Company’s use of and reliance on information technology systems, including potential and actual security breaches, cyberattacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, business, service or operational disruptions, or that impact the Company’s financial results or financial reporting, or any resulting unfavorable outcomes, increased costs or legal proceedings;
•the ability of the Company to implement and generate cost savings and efficiencies, and successfully implement its transformational initiatives or strategies, including achieving anticipated benefits and cost savings from the implementation of the streamlined operating model and digital capabilities and productivity enhancements;
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
•changes to our processes and procedures as a result of our digital capabilities and productivity enhancements investment that may result in changes to the Company’s internal controls over financial reporting;
•the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including changes in regulatory or administrative activity;
•risks related to international operations and international trade, including changing macroeconomic conditions as a result of inflation, volatile commodity prices and increases in raw and packaging materials prices, labor, energy and logistics; global economic or political instability; foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls; changes in governmental policies, including trade, travel or immigration restrictions, new or additional tariffs, and price or other controls; labor claims and civil unrest; continued high levels of inflation in Argentina; potential operational or supply chain disruptions from wars and military conflicts, including the conflict in Ukraine; impact of the United Kingdom’s exit from the European Union; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies, such as COVID-19; and the possibility of nationalization, expropriation of assets or other government action;
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
•the COVID-19 pandemic and related impacts, including on the availability of, and efficiency of the supply, manufacturing and distribution systems for, the Company’s products, including any significant disruption to such systems; on the demand for and sales of the Company’s products; and on worldwide, regional and local adverse economic conditions;

CAUTIONARY STATEMENT (Continued)
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
•risks related to increases in the estimated fair value of P&G’s interest in the Glad business;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2023. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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
On Monday, August 14, 2023, the Company disclosed it had identified unauthorized activity on some of its Information Technology (IT) systems; see Note 2 in the condensed consolidated financial statements in this Report. That activity began on Friday, August 11, 2023 and after becoming aware of it that evening, the Company immediately began taking steps to stop and remediate the activity. The Company also took certain systems offline and engaged third-party cybersecurity experts to support its investigation and recovery efforts. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in wide-scale disruptions to the Company’s business operations throughout the remainder of the quarter.
During the disruptions caused by the cyberattack, we deployed additional interim controls in response to taking certain systems offline during the period to maintain our internal control over financial reporting.
Other than the additional interim controls and procedures implemented in connection with the execution of the Company’s existing business continuity plans as a result of the cyberattack discussed above, no change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as supplemented by the following revised risk factor, and the information in “Cautionary Statement” included in this Report.
Failure of key technology systems, cyberattacks, privacy breaches or data breaches could have a material adverse effect on the Company’s business, financial condition, results of operations and reputation.
To conduct its business, the Company relies extensively on information and operational technology systems, many of which are managed, hosted, provided and/or used by third parties and their vendors. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers, vendors, investors and other parties; ordering and managing materials from suppliers; converting materials to finished products; receiving and processing purchase orders and shipping products to customers; processing transactions; storing, processing and transmitting data, including personal confidential information and payment card industry data; hosting, processing and sharing confidential and proprietary research, business and financial information; and complying with financial reporting, regulatory, legal and tax requirements. Furthermore, the Company sells certain of its natural personal care products, vitamins, minerals, supplements and other products directly to consumers online and through websites, mobile apps and connected devices, and the Company also engages in online activities, including promotions, rebates and customer loyalty and other programs, through which it may receive personal information. Through the use of any of these information and operational technology systems or processes, the Company or its vendors have in the past and could in the future again experience cyberattacks, privacy breaches, data breaches or other incidents that may result in unauthorized access, disclosure and misuse of consumer, customer, employee, vendor or Company information, especially as the Company continues operating under a hybrid working model under which employees can work and access the Company’s technology infrastructure remotely. A breach or other breakdown in the Company’s technology, including a cyberattack, privacy breach, data breach or other incident involving the Company or any of the Company's third-party service providers or vendors could adversely affect the Company’s financial condition and results of operations.
On August 14, 2023, the Company disclosed that it had identified unauthorized activity on some of its IT systems and took immediate steps to stop and remediate the activity, including taking certain systems offline. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers, which resulted in an elevated level of consumer product availability issues.
Based on the information currently available, the Company believes the cyberattack is contained due to the steps the Company has taken to address the incident. However, due to the order processing delays and elevated level of product outages, the incident has negatively impacted the Company's fiscal first quarter financial results, and is expected to negatively impact its fiscal 2024 financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Based on its current assessment of the situation, the Company expects to experience ongoing, but lessening, operational impacts in the fiscal second quarter as it makes progress in returning to normalized operations. The cyberattack may also lead to additional regulatory scrutiny or litigation exposure.
The cyberattack also damaged portions of the Company’s IT infrastructure, which caused wide-scale disruption of the Company’s operations. The Company is repairing its infrastructure and is reintegrating the systems that it took offline. For more information regarding this incident, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2. Cyberattack”.
In addition to repairing its infrastructure as a result of the cyberattack, the Company is in the process of a multi-year phased upgrade of its digital capabilities, including enhancing operating efficiencies and transitioning to a cloud-based platform, as well as replacing its enterprise resource planning system. It also uses various other hardware, software and operating systems that may need to be upgraded or replaced in the near future as such systems cease to be supported by third-party service providers, and may be vulnerable to increased risks, including the risk of further security breaches, system failures and disruptions. Any such upgrade could take time, oversight and be costly to the Company, and may include potential challenges, such as the cost of training personnel, migration of data, the potential instability of the new system and cost overruns. If such systems are not successfully upgraded or replaced in a timely manner, system outages, disruptions or delays, or other issues may arise. If a new system does not function properly or is not adequately supported by third-party service providers and processes, it could adversely affect the Company’s business and operations, which, in turn, could adversely impact the Company’s results of operations and cash flows.
Despite the security measures the Company has in place, the information and operational technology systems, including those of our customers, vendors, suppliers and other third-party service providers with whom we have contracted, have, in the past,

ITEM 1.A. RISK FACTORS (Continued)
and may, in the future, be vulnerable to cyber-threats such as computer viruses or other malicious codes, security breaches, unauthorized access, phishing attacks and other disruptions from employee error, unauthorized uses, system failures, including Internet outages, unintentional or malicious actions of employees or contractors or cyberattacks by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations. The Company’s information and operational technology systems and its third-party providers’ systems, have been, and will continue to be, subject to cyber-threats such as computer viruses or other malicious codes, ransomware, unauthorized access attempts, business email compromise, cyber extortion, denial of service attacks, phishing, social engineering, hacking and other cyberattacks attempting to exploit vulnerabilities. The Company has seen and may continue to see an increase in the number of such attacks, especially as the Company continues operating under a hybrid working model under which employees can work and access the Company’s technology infrastructure remotely. In addition, while we have purchased cybersecurity insurance, costs related to a cyberattack may exceed the amount of insurance coverage or be excluded under the terms of our cybersecurity insurance policy. As cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as appropriate for our operations.
The Company’s security efforts and the efforts of its third-party providers may not prevent or timely detect future attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’, databases or systems. In addition, if the Company or its third-party providers are unable to effectively resolve such breaches or breakdowns on a timely basis, the Company may experience interruptions in its ability to manage or conduct business, as well as reputational harm, governmental fines, penalties, regulatory proceedings, and litigation and remediation expenses. In addition, such incidents could result in unauthorized disclosure and misuse of material confidential information, including personal identifying information.
Cyber-threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. We have incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, including reporting requirements, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm our business.
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
These risks also may be present to the extent any of our partners, distributors, joint venture partners or suppliers using separate information or operational technology systems, not integrated with the systems of the Company, suffers a cyberattack and could result in increased costs related to our involvement in investigations or notifications conducted by these third parties. These risks may also be present to the extent a business we have acquired, that does not use our information or operational technology systems, experiences a system shutdown, service disruption, or cyberattack.

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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2024.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2023	—	$—	—	$993 million
August 1 to 31, 2023	—	—	—	$993 million
September 1 to 30, 2023	—	—	—	$993 million
Total	—	$—	—
(1)Average price paid per share in the period includes commission.

Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	The Clorox Company Annual Incentive Plan, amended and restated as of September 20, 2023
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 1, 2023	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller