Form 10-Q
period 2023-12-31
CLOROX CO /DE/
filed 2024-02-01
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023.
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

As of January 18, 2024, there were 124,106,333 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Net sales	$1,990	$1,715	$3,376	$3,455
Cost of products sold	1,124	1,095	1,978	2,209
Gross profit	866	620	1,398	1,246
Selling and administrative expenses	322	282	598	543
Advertising costs	186	156	351	317
Research and development costs	32	33	61	65
Pension settlement charge	171	—	171	—
Interest expense	26	23	47	45
Other (income) expense, net	(7)	(4)	5	30
Earnings before income taxes	136	130	165	246
Income tax expense	40	28	44	57
Net earnings	96	102	121	189
Less: Net earnings attributable to noncontrolling interests	3	3	6	5
Net earnings attributable to Clorox	$93	$99	$115	$184
Net earnings per share attributable to Clorox
Basic net earnings per share	$0.75	$0.81	$0.93	$1.49
Diluted net earnings per share	$0.75	$0.80	$0.92	$1.49
Weighted average shares outstanding (in thousands)
Basic	124,176	123,546	124,075	123,443
Diluted	124,620	123,988	124,635	123,951

Comprehensive income	$231	$115	$255	$166
Less: Total comprehensive income attributable to noncontrolling interests	3	3	6	5
Total comprehensive income attributable to Clorox	$228	$112	$249	$161

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	12/31/2023	6/30/2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$355	$367
Receivables, net	679	688
Inventories, net	655	696
Prepaid expenses and other current assets	115	77
Total current assets	1,804	1,828
Property, plant and equipment, net of accumulated depreciation and amortization of $2,792 and $2,705, respectively	1,314	1,345
Operating lease right-of-use assets	354	346
Goodwill	1,252	1,252
Trademarks, net	542	543
Other intangible assets, net	156	169
Other assets	486	462
Total assets	$5,908	$5,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$247	$50
Current operating lease liabilities	92	87
Accounts payable and accrued liabilities	1,649	1,659
Income taxes payable	34	121
Total current liabilities	2,022	1,917
Long-term debt	2,479	2,477
Long-term operating lease liabilities	311	310
Other liabilities	852	825
Deferred income taxes	26	28
Total liabilities	5,690	5,557
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of December 31, 2023 and June 30, 2023; and 124,080,634 and 123,820,022 shares outstanding as of December 31, 2023 and June 30, 2023, respectively	131	131
Additional paid-in capital	1,245	1,245
Retained earnings	241	583
Treasury stock, at cost: 6,660,827 and 6,921,439 shares as of December 31, 2023 and June 30, 2023, respectively	(1,205)	(1,246)
Accumulated other comprehensive net (loss) income	(359)	(493)
Total Clorox stockholders’ equity	53	220
Noncontrolling interests	165	168
Total stockholders’ equity	218	388
Total liabilities and stockholders’ equity	$5,908	$5,945

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six months ended
	12/31/2023	12/31/2022
Operating activities:
Net earnings	$121	$189
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	118	114
Stock-based compensation	29	31
Deferred income taxes	(60)	(8)
Pension settlement charge	171	—
Other	8	37
Changes in:
Receivables, net	15	78
Inventories, net	43	9
Prepaid expenses and other current assets	(20)	(23)
Accounts payable and accrued liabilities	(163)	(54)
Operating lease right-of-use assets and liabilities, net	—	—
Income taxes payable / prepaid	(89)	14
Net cash provided by operations	173	387
Investing activities:
Capital expenditures	(76)	(88)
Other	20	1
Net cash used for investing activities	(56)	(87)
Financing activities:
Notes and loans payable, net	195	(28)
Cash dividends paid to Clorox stockholders	(298)	(291)
Issuance of common stock for employee stock plans and other	(1)	4
Net cash used for financing activities	(104)	(315)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10)	(16)
Cash, cash equivalents and restricted cash:
Beginning of period	368	186
End of period	$358	$170

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2023 and 2022, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
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
Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” These amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative and qualitative disclosures regarding income taxes paid. These amendments are to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. These amendments are to be applied retrospectively for all periods presented in the financial statements and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
Recently Adopted Accounting Standards
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the standard as of July 1, 2023. The adoption relates to disclosures only and does not have an impact on the condensed consolidated financial statements, results of operations, or cash flows.
NOTE 2. CYBERATTACK
On Monday, August 14, 2023, the Company disclosed it had identified unauthorized activity on some of its Information Technology (IT) systems. That activity began on Friday, August 11, 2023 and after becoming aware of it that evening, the Company immediately began taking steps to stop and remediate the activity. The Company also took certain systems offline and engaged third-party cybersecurity experts to support its investigation and recovery efforts. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in wide-scale disruptions to the Company’s business operations throughout the remainder of the quarter ended September 30, 2023.
The impacts of these system disruptions included order processing delays and significant product outages, resulting in a negative impact on net sales and earnings. The Company has since transitioned back to automated order processing. The Company experienced lessening operational impacts in the second quarter as it made progress in returning to normalized operations.

NOTE 2. CYBERATTACK (Continued)
The Company also incurred incremental expenses of approximately $25 and $49 as a result of the cyberattack for the three and six months ended December 31, 2023, respectively. The following table summarizes the recognition of costs in the condensed consolidated statements of earnings and comprehensive income:

	Three months ended	Six months ended
	12/31/2023	12/31/2023
Costs of products sold	$9	$20
Selling and administrative expenses	16	29
Total	$25	$49
The costs incurred relate primarily to third-party consulting services, including IT recovery and forensic experts and other professional services incurred to investigate and remediate the attack, as well as incremental operating costs incurred from the resulting disruption to the Company’s business operations. The Company expects to incur lessening costs related to the cyberattack in future periods. The Company has not recognized any insurance proceeds in the three and six months ended December 31, 2023 related to the cyberattack. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.
NOTE 3. SUPPLY CHAIN FINANCING PROGRAM
The Company has arranged for a global financial institution to offer a voluntary supply chain finance (SCF) program for the benefit of the Company’s suppliers. The Company’s current payment terms do not exceed 120 days in keeping with industry standards. The SCF program enables suppliers to directly contract with the financial institution to receive payment from the financial institution prior to the payment terms between the Company and the supplier by selling the Company’s payables to the financial institution. Participation in the program is at the sole discretion of the supplier and the Company has no economic interest in a supplier's decision to enter into the agreement and has no direct financial relationship with the financial institution, as it relates to the SCF program. Once a supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices to sell to the financial institution. The terms of the Company’s payment obligations are not impacted by a supplier’s participation in the program and as such, the SCF program has no direct impact on the Company’s balance sheets, cash flows or liquidity. The Company has not pledged any assets as security or provided guarantees under the SCF program.
All outstanding amounts related to suppliers participating in the SCF program are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows. As of December 31, 2023 and June 30, 2023, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $188 and $220, respectively.
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
The Company incurred $60 of costs in fiscal year 2023 and anticipates incurring approximately $30 to $40 of costs in fiscal year 2024 related to this initiative, of which approximately $5 to $10 are expected to be employee-related costs to reduce certain staffing levels such as severance payments, with the remainder for consulting and other costs. Costs incurred are expected to be settled primarily in cash.

NOTE 4. RESTRUCTURING AND RELATED COSTS (Continued)
The total restructuring and related implementation costs, net associated with the Company’s streamlined operating model as reflected in the condensed consolidated statements of earnings and comprehensive income:

	Three months ended		Six months ended		Inception to date ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022	12/31/2023
Costs of products sold	$—	$—	$—	$(1)	$(3)
Selling and administrative expenses	3	4	3	5	15
Research and development	—	—	—	—	(1)
Other (income) expense, net:
Employee-related costs	—	—	—	19	52
Total, net	$3	$4	$3	$23	$63
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
The following table reconciles the accrual for the streamlined operating model’s restructuring and related implementation costs discussed above, which are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	Employee-Related Costs	Other	Total
Accrual Balance as of June 30, 2023	$23	$5	$28
Charges	—	3	3
Cash payments	(17)	(6)	(23)
Accrual Balance as of December 31, 2023	$6	$2	$8
NOTE 5. INVENTORIES, NET
Inventories, net consisted of the following as of:

	12/31/2023	6/30/2023
Finished goods	$562	$595
Raw materials and packaging	188	182
Work in process	11	8
LIFO allowances	(104)	(87)
Total inventories, net	$657	$698
Less: Non-current inventories, net (1)	2	2
Total current inventories, net	$655	$696
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
For both December 31, 2023, and June 30, 2023, the notional amount of commodity derivatives was $41 respectively, which related primarily to exposures in soybean oil used for the Food business and jet fuel used for the Grilling business.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $45 and $51 as of December 31, 2023 and June 30, 2023, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of both December 31, 2023 and June 30, 2023.
Commodity, Foreign Exchange and Interest Rate Derivatives
The Company designates its commodity forward, futures and options contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate contracts for forecasted interest payments as cash flow hedges.

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Commodity purchase derivative contracts	$(4)	$1	$(5)	$(2)
Foreign exchange derivative contracts	(2)	(1)	(1)	—
Interest rate derivative contracts	—	—	—	—
Total	$(6)	$—	$(6)	$(2)

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended		Six months ended
		12/31/2023	12/31/2022	12/31/2023	12/31/2022
Commodity purchase derivative contracts	Cost of products sold	$—	$3	$(2)	$7
Foreign exchange derivative contracts	Cost of products sold	—	—	—	1
Interest rate derivative contracts	Interest expense	3	3	6	6
Total		$3	$6	$4	$14
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of December 31, 2023 that is expected to be reclassified into Net earnings within the next twelve months is $8.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $1 contained such terms as of both December 31, 2023 and June 30, 2023. As of both December 31, 2023 and June 30, 2023, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2023 and June 30, 2023, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of December 31, 2023 and June 30, 2023, the Company maintained cash margin balances related to exchange traded futures and options contracts of $2 and $0, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.
Trust Assets
The Company holds interests in mutual funds and cash equivalents as part of trust assets related to its nonqualified deferred compensation plans. The participants in the nonqualified deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which their compensation deferrals are invested in accordance

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
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
As of both December 31, 2023 and June 30, 2023, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			12/31/2023		6/30/2023
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase options contracts	Prepaid expenses and other current assets	1	—	—	2	2
			$—	$—	$2	$2
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	—	—	—	—
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	—	—	1	1
Foreign exchange forward contract	Accounts payable and accrued liabilities	2	1	1	—	—
			$1	$1	$1	$1

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			12/31/2023		6/30/2023
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$215	$215	$243	$243
Time deposits	Cash and cash equivalents (1)	2	8	8	9	9
Trust assets for nonqualified deferred compensation plans	Other assets	1	150	150	129	129
			$373	$373	$381	$381
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$247	$247	$50	$50
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (3)	2	2,479	2,376	2,477	2,327
			$2,726	$2,623	$2,527	$2,377
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
NOTE 7. OTHER (INCOME) EXPENSE, NET
The major components of Other (income) expense, net were:

	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Amortization of trademarks and other intangible assets	$7	$7	$15	$14
Trust investment (gains) losses, net	(12)	(6)	(10)	(1)
Net periodic benefit cost	5	4	10	8
Foreign exchange transaction (gains) losses, net (1)	15	1	23	3
Income from equity investees	(1)	(1)	(2)	(2)
Interest income	(7)	(3)	(17)	(5)
Restructuring costs (2)	—	—	—	19
Gain on sale-leaseback transaction (3)	(16)	—	(16)	—
Other	2	(6)	2	(6)
Total	$(7)	$(4)	$5	$30
(1)Foreign exchange losses are primarily related to the Company’s operations in Argentina.
(2)Restructuring costs related to the implementation of the Company's streamlined operating model. See Note 4 for additional details.
(3)On December 14, 2023, the Company completed an asset sale-leaseback transaction on a warehouse in Fairfield, California. The Company received proceeds of $19, net of selling costs, the asset had a carrying value of $3, and the transaction resulted in a $16 gain which was recognized in Other (income) expense, net in the Health and Wellness segment. The leaseback is accounted for as an operating lease. The term of the lease is 8 years, with options to extend the lease for two 5 year periods.

NOTE 8. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 29.3% and 26.7% for the three and six months ended December 31, 2023, respectively, and 21.2% and 23.0% for the three and six months ended December 31, 2022, respectively. The higher tax rates on earnings in both the three and six month periods was primarily driven by nonrecurring tax credits in the prior period, and lower compensation deductions and higher foreign income taxes in the current period.
Income taxes paid, net of refunds, were $194 and $50 for the six months ended December 31, 2023 and December 31, 2022, respectively. The increase in payments in the current period was primarily driven by payment of fiscal year 2023 income taxes previously deferred as a result of the relief provided by the IRS announced in January 2023 due to winter storms in California.
NOTE 9. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Basic	124,176	123,546	124,075	123,443
Dilutive effect of stock options and other	444	442	560	508
Diluted	124,620	123,988	124,635	123,951

Antidilutive stock options and other	3,527	2,942	3,527	2,963
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.
NOTE 10. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Net earnings	$96	$102	$121	$189
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	17	18	6	(11)
Net unrealized gains (losses) on derivatives	(8)	(6)	(9)	(14)
Pension and postretirement benefit adjustments	126	1	137	2
Total other comprehensive (loss) income, net of tax	135	13	134	(23)
Comprehensive income	231	115	255	166
Less: Total comprehensive income attributable to noncontrolling interests	3	3	6	5
Total comprehensive income attributable to Clorox	$228	$112	$249	$161

NOTE 11. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended December 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of September 30, 2022	$131	130,741	$1,193	$832	$(1,315)	(7,385)	$(515)	$170	$496
Net earnings	—	—	—	99	—	—	—	3	102
Other comprehensive (loss) income	—	—	—	—	—	—	13	—	13
Dividends to Clorox stockholders ($1.18 per share declared)	—	—	—	(147)	—	—	—	—	(147)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	21	—	—	—	—	—	21
Other employee stock plan activities	—	—	(7)	(2)	18	122	—	—	9
Balance as of December 31, 2022	$131	130,741	$1,207	$782	$(1,297)	(7,263)	$(502)	$170	$491

Balance as of September 30, 2023	$131	130,741	$1,246	$299	$(1,219)	(6,740)	$(494)	$168	$131
Net earnings (losses)	—	—	—	93	—	—	—	3	96
Other comprehensive (loss) income	—	—	—	—	—	—	135	—	135
Dividends to Clorox stockholders ($1.20 per share declared)	—	—	—	(150)	—	—	—	—	(150)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Stock-based compensation	—	—	16	—	—	—	—	—	16
Other employee stock plan activities	—	—	(17)	(1)	14	79	—	—	(4)
Balance as of December 31, 2023	$131	130,741	$1,245	$241	$(1,205)	(6,661)	$(359)	$165	$218

	Six months ended December 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2022	$131	130,741	$1,202	$1,048	$(1,346)	(7,589)	$(479)	$173	$729
Net earnings	—	—	—	184	—	—	—	5	189
Other comprehensive (loss) income	—	—	—	—	—	—	(23)	—	(23)
Dividends to Clorox stockholders ($3.54 per share declared)	—	—	—	(440)	—	—	—	—	(440)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Stock-based compensation	—	—	31	—	—	—	—	—	31
Other employee stock plan activities	—	—	(26)	(10)	49	326	—	—	13
Balance as of December 31, 2022	$131	130,741	$1,207	$782	$(1,297)	(7,263)	$(502)	$170	$491

Balance as of June 30, 2023	$131	130,741	$1,245	$583	$(1,246)	(6,921)	$(493)	$168	$388
Net earnings (losses)	—	—	—	115	—	—	—	6	121
Other comprehensive (loss) income	—	—	—	—	—	—	134	—	134
Dividends to Clorox stockholders ($3.60 per share declared)	—	—	—	(450)	—	—	—	—	(450)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Stock-based compensation	—	—	29	—	—	—	—	—	29
Other employee stock plan activities	—	—	(29)	(7)	41	260	—	—	5
Balance as of December 31, 2023	$131	130,741	$1,245	$241	$(1,205)	(6,661)	$(359)	$165	$218

NOTE 11. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of September 30, 2022	$(477)	$113	$(151)	$(515)
Other comprehensive (loss) income before reclassifications	18	—	—	18
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(6)	2	(4)
Income tax benefit (expense)	—	—	(1)	(1)
Net current period other comprehensive (loss) income	18	(6)	1	13
Balance as of December 31, 2022	$(459)	$107	$(150)	$(502)

Balance as of September 30, 2023	$(456)	$98	$(136)	$(494)
Other comprehensive (loss) income before reclassifications	17	(6)	(7)	4
Amounts reclassified from Accumulated other comprehensive net (loss) income (1)	—	(3)	172	169
Income tax benefit (expense), and other	—	1	(39)	(38)
Net current period other comprehensive (loss) income	17	(8)	126	135
Balance as of December 31, 2023	$(439)	$90	$(10)	$(359)

	Six months ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2022	$(448)	$121	$(152)	$(479)
Other comprehensive (loss) income before reclassifications	(11)	(2)	—	(13)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(14)	3	(11)
Income tax benefit (expense)	—	2	(1)	1
Net current period other comprehensive (loss) income	(11)	(14)	2	(23)
Balance as of December 31, 2022	$(459)	$107	$(150)	$(502)

Balance as of June 30, 2023	$(445)	$99	$(147)	$(493)
Other comprehensive (loss) income before reclassifications	6	(6)	4	4
Amounts reclassified from Accumulated other comprehensive net (loss) income (1)	—	(4)	175	171
Income tax benefit (expense), and other	—	1	(42)	(41)
Net current period other comprehensive (loss) income	6	(9)	137	134
Balance as of December 31, 2023	$(439)	$90	$(10)	$(359)
(1)Includes recognition of pension settlement charge reclassified into Net earnings. See Note 12 for additional details.

NOTE 12. EMPLOYEE BENEFIT PLANS
In the second quarter of fiscal year 2024, the Company settled plan benefits of its domestic qualified pension plan (the Plan), through a combination of an annuity contract purchase with a third-party insurance provider and lump sum payouts. These payments were made using Plan assets. The third-party insurance provider assumed the obligation to pay future pension benefits and provide administrative services and started making direct payments to participants in January 2024. In conjunction with this settlement, a one-time noncash charge, net of curtailment gain, of $171 before taxes ($130 after tax) was recorded in the Company’s condensed consolidated statement of earnings and comprehensive income primarily as a result of accelerating the recognition of actuarial losses previously included in Accumulated other comprehensive net (loss) income that would have been recognized in future periods.
The Company continues to maintain various other retirement income plans for eligible domestic and international employees.
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Interest cost	$3	$4	$8	$9
Expected return on plan assets (1)	1	(2)	(2)	(5)
Amortization of unrecognized items	1	2	3	4
Curtailment gain	(6)	—	(6)	—
Settlement loss	177	—	178	—
Total	$176	$4	$181	$8
(1)The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2024 net periodic benefit cost is 3.3%.
The net periodic benefit cost for the Company’s retirement health care plans was $0 for both the three and six months ended December 31, 2023 and 2022.
During both the three months ended December 31, 2023 and 2022, the Company made $2 in contributions to its domestic retirement income plans. During both the six months ended December 31, 2023 and 2022, the Company made $4 in contributions to its domestic retirement income plans.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs. All other components are reflected in Other (income) expense, net.
NOTE 13. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $28 as of both December 31, 2023 and June 30, 2023, respectively, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 of the recorded liability as of both December 31, 2023 and June 30, 2023, respectively, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing groundwater at the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study related to groundwater. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators. In January 2023, the regulators issued a new order directing the Company and the current property owner to conduct a Remedial Investigation and then prepare a Feasibility Study to evaluate and remediate impacts to soil, soil vapor and indoor air. While the Company believes its latest estimates of remediation costs (including any related to soil, soil vapor and indoor air impacts) are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs in the aggregate of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability as of both December 31, 2023 and June 30, 2023,

NOTE 13: OTHER CONTINGENCIES AND GUARANTEES (continued)
respectively. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both December 31, 2023 and June 30, 2023.
The Company was a party to letters of credit of $17 as of December 31, 2023, primarily related to its insurance carriers, of which $0 had been drawn upon.
NOTE 14. SEGMENT RESULTS
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
The principle measure of segment profitability used by management is segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT). Segment adjusted EBIT is defined as earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental charges relating to the cyberattack, asset impairments, charges related to the streamlined operating model, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions and other nonrecurring or unusual items impacting comparability).
The tables below present reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings (losses) before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate and Other.

NOTE 14. SEGMENT RESULTS (Continued)

	Net sales
	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Health and Wellness	$720	$577	$1,224	$1,234
Household	502	462	827	885
Lifestyle	403	332	632	652
International	311	286	581	571
Corporate and Other	54	58	112	113
Total	$1,990	$1,715	$3,376	$3,455

	Segment adjusted EBIT
	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Health and Wellness	$259	$124	$363	$257
Household	92	44	88	66
Lifestyle	109	74	128	134
International	32	24	66	47
Corporate and Other	(106)	(87)	(168)	(150)
Total	$386	$179	$477	$354
Interest income	7	3	17	5
Interest expense	(26)	(23)	(47)	(45)
Pension settlement charge (1)	(171)	—	(171)	—
Cyberattack costs (2)	(25)	—	(49)	—
Streamlined operating model (3)	(3)	(4)	(3)	(23)
Digital capabilities and productivity enhancements investment (4)	(32)	(25)	(59)	(45)
Earnings before income taxes	$136	$130	$165	$246
(1)Represents costs related to the settlement of the domestic qualified pension plan corresponding to Corporate and Other. See Note 12 for additional details relating to the pension settlement.
(2)Represents incremental costs related to the cyberattack. See Note 2 for additional details relating to the cyberattack. For informational purposes, the following table provides the approximate cyberattack costs corresponding to the Company’s reportable segments as a percentage of total costs:

	Three months ended	Six months ended
	12/31/2023	12/31/2023
Health and Wellness	9%	15%
Household	11	11
Lifestyle	12	13
International	7	4
Corporate and Other	61	57
Total	100%	100%

NOTE 14. SEGMENT RESULTS (Continued)

(3)Represents restructuring and related implementation costs, net for the streamlined operating model of $3 for both the three and six months ended December 31, 2023 and $4 and $23 for the three and six months ended December 31, 2022, respectively. For informational purposes, the following table provides the approximate restructuring and related implementation costs, net corresponding to the Company’s reportable segments as a percentage of the total costs:

	Three months ended		Six months ended		Inception to date ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022	12/31/2023
Health and Wellness	—%	—%	—%	5%	6%
Household	—	—	—	—	1
Lifestyle	—	—	—	5	3
International	—	—	—	16	15
Corporate and Other	100	100	100	74	75
Total	100%	100%	100%	100%	100%
(4)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, were 23% and 25% for the three and six months ended December 31, 2023, respectively and 25% and 26% for the three and six months ended December 31, 2022, respectively.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Cleaning	31%	29%	31%	31%
Professional Products	5	5	5	5
Health and Wellness	36%	34%	36%	36%
Bags and Wraps	12	14	11	13
Cat Litter	9	9	9	9
Grilling	4	4	4	4
Household	25%	27%	24%	26%
Food	11	10	10	10
Natural Personal Care	5	5	4	4
Water Filtration	4	4	5	4
Lifestyle	20%	19%	19%	18%
International	16%	17%	17%	17%
Corporate and Other	3%	3%	4%	3%
Total	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 10, 2023, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and six month periods ended December 31, 2023 (the current period) to the three and six month periods ended December 31, 2022 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
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

RECENT EVENTS AFFECTING THE COMPANY
Cyberattack
On Monday, August 14, 2023, the Company disclosed it had identified unauthorized activity on some of its Information Technology (IT) systems. That activity began on Friday, August 11, 2023 and after becoming aware of it that evening, the Company immediately began taking steps to stop and remediate the activity. The Company also took certain systems offline and engaged third-party cybersecurity experts to support its investigation and recovery efforts. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in wide-scale disruptions to the Company’s business operations throughout the remainder of the quarter ended September 30, 2023.
The impacts of these system disruptions included order processing delays and significant product outages, resulting in a negative impact on net sales and earnings. The Company has since transitioned back to automated order processing. The Company experienced lessening operational impacts in the second quarter as it made progress in returning to normalized operations.
The effects of the cyberattack are expected to negatively impact fiscal year 2024 results, though some of the anticipated net sales not recognized in the first quarter as a result of the disruptions were recognized in the second quarter, and some are expected to be recognized in subsequent quarters of fiscal year 2024 as customers rebuild inventories.
The Company also incurred incremental expenses of approximately $25 and $49 as a result of the cyberattack for the three and six months ended December 31, 2023, respectively. These costs relate to third-party consulting services, including IT recovery and forensic experts and other professional services incurred to investigate and remediate the attack, as well as incremental operating costs incurred from the resulting disruption to the Company’s business operations. The Company expects to incur lessening costs related to the cyberattack in future periods.
The Company has not recognized any insurance proceeds in the three and six months ended December 31, 2023 related to the cyberattack. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.
Other Recent Events
For the fiscal quarter ended December 31, 2023, the Company continued to experience an inflationary environment marked by persistently unfavorable commodity costs and higher manufacturing and logistics costs. Additionally, the Company is monitoring macroeconomic conditions as a result of increased interest rates and volatility in capital markets. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
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
For further discussion, refer to Item 1.A, “Risk Factors” of this report and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as supplemented by Item 1.A. in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended			Six months ended
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022	% Change
Net sales	$1,990	$1,715	16%	$3,376	$3,455	(2)%

	Three months ended December 31, 2023
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/ Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	25%	22%	—%	—%	3%	25%	22%
Household	9	4	—	—	5	9	4
Lifestyle	21	24	—	—	(3)	21	24
International	9	6	—	(22)	25	31	6
Total Company (4)	16%	13%	—%	(4)%	7%	20%	13%

	Six months ended December 31, 2023
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP) (2)	Organic Volume (3)
Health and Wellness	(1)%	(6)%	—%	—%	5%	(1)%	(6)%
Household	(7)	(12)	—	—	5	(7)	(12)
Lifestyle	(3)	(7)	—	—	4	(3)	(7)
International	2	(4)	—	(18)	24	20	(4)
Total Company (4)	(2)%	(7)%	—%	(3)%	8%	1%	(7)%
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
(4)Total Company includes Corporate and Other.
Net sales and volume in the current three month period increased by 16% and 13%, respectively, primarily driven by higher shipments resulting from the cyberattack recovery as retailers rebuilt inventory. The variance between volume and net sales was primarily due to favorable price mix, partially offset by unfavorable foreign exchange rates.
Net sales and volume in the current six month period decreased by 2% and 7% respectively. The volume decrease was primarily driven by pricing actions and the impact of the cyberattack. The variance between volume and net sales was primarily due to favorable price mix, partially offset by unfavorable foreign exchange rates.

RESULTS OF OPERATIONS (Continued)

	Three months ended			Six months ended
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022	% Change
Gross profit	$866	$620	40%	$1,398	$1,246	12%
Gross margin	43.5%	36.2%		41.4%	36.1%
Gross margin increased by 730 basis points in the current three month period from 36.2% to 43.5%. The increase was primarily driven by the benefit of pricing, higher volume and cost savings, partially offset by unfavorable foreign exchange rates.
Gross margin increased by 530 basis points in the current six month period from 36.1% to 41.4%. The increase was primarily driven by the benefit of pricing and cost savings, partially offset by unfavorable foreign exchange rates and lower volume.

Expenses

	Three months ended
				% of Net Sales
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022
Selling and administrative expenses	$322	$282	14%	16.2%	16.4%
Advertising costs	186	156	19	9.3	9.1
Research and development costs	32	33	(3)	1.6	1.9

	Six months ended
				% of Net Sales
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022
Selling and administrative expenses	$598	$543	10%	17.7%	15.7%
Advertising costs	351	317	11	10.4	9.2
Research and development costs	61	65	(6)	1.8	1.9
Selling and administrative expenses, as a percentage of net sales, decreased by 20 basis points and increased by 200 basis points in the current three and six month periods, respectively. The dollar increase in selling and administrative expenses in the current three month period was primarily due to incremental costs associated with the cyberattack and the Company’s digital capabilities and productivity enhancements investment. The dollar increase in selling and administrative expenses in the current six month period was primarily due to incremental costs associated with the cyberattack, an arbitral decision related to a commercial dispute and the Company’s digital capabilities and productivity enhancements investment.
For further information regarding the cyberattack and the Company’s digital capabilities and productivity enhancements investment, see Non-GAAP Financial Measures.
Advertising costs, as a percentage of net sales, increased by 20 basis points and 120 basis points in the current three and six month periods versus the prior periods, respectively. The increase in advertising costs reflects the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales was 10% in the current and prior three month periods.
Research and development costs, both as a percentage of net sales and dollars, were essentially flat in both the current three and six month periods as compared to the prior periods. The Company continues to invest behind product innovation and cost savings.

RESULTS OF OPERATIONS (Continued)
Pension settlement charge, interest expense, other (income) expense, net and the effective tax rate on earnings

	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Pension settlement charge	$171	$—	$171	$—
Interest expense	26	23	47	45
Other (income) expense, net	(7)	(4)	5	30
Effective tax rate on earnings	29.3%	21.2%	26.7%	23.0%

Pension settlement charge was $171 in both the current three and six month periods and reflects the settlement of the domestic qualified pension plan. See Notes to Condensed Consolidated Financial Statements for further information.
Other (income) expense, net was ($7) and ($4) in the current and prior three month periods, respectively, and $5 and $30 in the current and prior six month periods, respectively. The variance between the current and prior three month periods was not significant. The variance between the current and prior six month periods was primarily due to restructuring and related implementation costs associated with the streamlined operating model incurred in the prior period and the sale-leaseback transaction recorded in the current period, partially offset by unfavorable foreign exchange rates primarily related to the Company’s operations in Argentina in the current period.
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
Once fully implemented, the Company expects cost savings to be approximately $75 to $100 annually, with benefits of $35 realized in fiscal year 2023 and benefits of approximately $45 to $50 anticipated in fiscal year 2024. The benefits of the streamlined operating model are currently expected to increase future cash flows as a result of cost savings that will be generated primarily in the areas of selling and administration, supply chain, marketing and research and development.
The Company incurred $60 of costs in fiscal year 2023 and anticipates incurring approximately $30 to $40 of costs in fiscal year 2024 related to this initiative of which approximately $5 to $10 are expected to be employee-related costs to reduce certain staffing levels such as severance payments, with the remainder for consulting and other costs. Costs incurred are expected to be settled primarily in cash.
Restructuring and related implementation costs, net were $3 for both the three and six months ended December 31, 2023, which was related to other costs. Restructuring and related implementation costs, net were $4 and $23 for the three and six months ended December 31, 2022, of which $0 and $16 was related to employee-related costs and $4 and $7 was related to other costs, respectively. For further details on the streamlined operating model and restructuring, refer to the notes to condensed consolidated financial statements.
The effective tax rate on earnings was 29.3% and 26.7% for the current three and six months periods, respectively, and 21.2% and 23.0% for the prior three and six months periods, respectively. The higher tax rate on earnings in both the three and six month periods was primarily driven by nonrecurring tax credits in the prior period, and lower compensation deductions and foreign income taxes in the current period.
Diluted net earnings per share

	Three months ended			Six months ended
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022	% Change
Diluted net earnings per share	$0.75	$0.80	(6)%	$0.92	$1.49	(38)%
Diluted net earnings per share (EPS) decreased by $0.05, or 6%, in the current three month period, primarily due to the pension settlement charge, unfavorable foreign exchange rates, higher selling and administrative expenses, advertising investments and cyberattack expenses, partially offset by net sales growth and higher gross margin.

RESULTS OF OPERATIONS (Continued)
Diluted EPS decreased by $0.57, or 38%, in the current six month period, primarily due to the pension settlement charge, higher selling and administrative expenses, unfavorable foreign exchange rates and lower volume, partially offset by the benefits of pricing and higher gross margin.
SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other (see notes to condensed consolidated financial statements for further discussion of the principle measure of segment profitability used by management, segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT):

	Net sales
	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Health and Wellness	$720	$577	$1,224	$1,234
Household	502	462	827	885
Lifestyle	403	332	632	652
International	311	286	581	571
Corporate and Other	54	58	112	113
Total	$1,990	$1,715	$3,376	$3,455

	Segment adjusted EBIT (1)
	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Health and Wellness	$259	$124	$363	$257
Household	92	44	88	66
Lifestyle	109	74	128	134
International	32	24	66	47
Corporate and Other	(106)	(87)	(168)	(150)
Total	$386	$179	$477	$354
Interest income	7	3	17	5
Interest expense	(26)	(23)	(47)	(45)
Pension settlement charge	(171)	—	(171)	—
Cyberattack costs	(25)	—	(49)	—
Streamlined operating model	(3)	(4)	(3)	(23)
Digital capabilities and productivity enhancements investment	(32)	(25)	(59)	(45)
Earnings before income taxes	$136	$130	$165	$246
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings (losses) before income taxes, the most directly comparable GAAP financial measure.
Health and Wellness

	Three months ended			Six months ended
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022	% Change
Net sales	$720	$577	25%	$1,224	$1,234	(1)%
Segment adjusted EBIT	259	124	109	363	257	41
Volume, net sales and segment adjusted EBIT increased by 22%, 25% and 109% respectively, during the current three month period. The volume and net sales increases were primarily due to higher shipments resulting from the cyberattack recovery as retailers rebuilt inventory. The variance between volume and net sales was primarily due to the benefit of price increases. The increase in segment adjusted EBIT was primarily due to net sales growth and lower manufacturing and logistics costs.
Volume decreased by 6%, net sales were essentially flat and segment adjusted EBIT increased by 41%, respectively, during the current six month period. The volume decrease was primarily due to lower shipments as a result of the cyberattack and pricing

SEGMENT RESULTS (Continued)
actions. The variance between volume and net sales was primarily due to the benefit of price increases. The increase in segment adjusted EBIT in the current period was primarily due to lower manufacturing and logistics costs and the benefit of price increases.
Household

	Three months ended			Six months ended
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022	% Change
Net sales	$502	$462	9%	$827	$885	(7)%
Segment adjusted EBIT	92	44	109	88	66	33
Volume, net sales and segment adjusted EBIT increased by 4%, 9% and 109%, respectively, during the current three month period. The volume and net sales increases were primarily due to higher shipments resulting from the cyberattack recovery as retailers rebuilt inventory. The variance between volume and net sales was primarily due to the benefit of price increases. The increase in segment adjusted EBIT was mainly due to net sales growth and cost savings.
Volume and net sales decreased by 12% and 7%, respectively, and segment adjusted EBIT increased by 33% during the current six month period. The volume decrease was primarily due to the impact of the cyberattack. The variance between volume and net sales was primarily due to the benefit of price increases. The increase in segment adjusted EBIT was mainly due to favorable price mix and cost savings, partially offset by lower volume.
Lifestyle

	Three months ended			Six months ended
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022	% Change
Net sales	$403	$332	21%	$632	$652	(3)%
Segment adjusted EBIT	109	74	47	128	134	(4)

Volume, net sales and segment adjusted EBIT increased by 24%, 21% and 47% respectively, during the current three month period. The volume and net sales increases were primarily due to higher shipments resulting from the cyberattack recovery as retailers rebuilt inventory. The variance between volume and net sales was mainly due to unfavorable mix and higher trade promotion spending. The increase in segment adjusted EBIT was due to net sales growth partially offset by higher manufacturing and logistics costs.
Volume, net sales and segment adjusted EBIT decreased by 7%, 3% and 4% respectively, during the current six month period. The volume decrease was primarily due to the impact of the cyberattack. The variance between volume and net sales was mainly due to the benefit of price increases. The decrease in segment adjusted EBIT was primarily due to advertising investments and higher manufacturing and logistics costs, partially offset by favorable commodity costs.
International

	Three months ended			Six months ended
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022	% Change
Net sales	$311	$286	9%	$581	$571	2%
Segment adjusted EBIT	32	24	33	66	47	40
Volume, net sales and segment adjusted EBIT increased by 6%, 9% and 33%, respectively during the current three month period. The volume increase was primarily due to higher shipments resulting from the cyberattack recovery as retailers rebuilt inventory. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable foreign exchange rates. The increase in segment adjusted EBIT was primarily due to net sales growth partially offset by unfavorable foreign exchange rates.
Volume decreased by 4%, and net sales and segment adjusted EBIT increased by 2% and 40% respectively, in the current six month period. The volume decrease was primarily due to the impact of the cyberattack. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable foreign exchange rates. The increase in segment adjusted EBIT was primarily due to the net impact of pricing, partially offset by unfavorable foreign exchange rates, higher manufacturing and logistics costs and unfavorable commodity costs.

SEGMENT RESULTS (Continued)
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
The business environment in Argentina continues to be challenging due to significant volatility in Argentina’s currency, high inflation, and economic recession. In December 2023, the new Argentine government announced broad economic policy changes, including repealing price controls, and a devaluation in the official Argentine government exchange rate, which had the effect of narrowing the spread between the official rate and the unofficial parallel rate. As of December 31, 2023 and June 30, 2023, the net asset position, excluding goodwill, of Clorox Argentina was $33 and $48, respectively. Of these net assets, cash balances were approximately $15 and $28 as of December 31, 2023 and June 30, 2023, respectively. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for both the six months ended December 31, 2023 and the fiscal year ended June 30, 2023.
For additional information on the impacts of, and our response to, the business environment in Argentina, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Corporate and Other
Corporate and Other includes certain non-allocated administrative costs, the VMS business and various other non-operating income and expenses.

	Three months ended			Six months ended
	12/31/2023	12/31/2022	% Change	12/31/2023	12/31/2022	% Change
Net Sales	$54	$58	(7)%	$112	$113	(1)%
Segment adjusted EBIT	(106)	(87)	22	$(168)	$(150)	12
Net sales decreased by 7% and 1% in the current three and six month periods, respectively, due to lower net sales in the VMS business. Segment adjusted EBIT decreased by 22% and 12% in the current three and six month periods, respectively, primarily due to foreign exchange losses on Corporate and Other assets related to operations in Argentina.
FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of December 31, 2023. The following table summarizes cash activities:

	Six months ended
	12/31/2023	12/31/2022
Net cash provided by operations	$173	$387
Net cash used for investing activities	(56)	(87)
Net cash used for financing activities	(104)	(315)
Operating Activities
Net cash provided by operations was $173 in the current six month period, compared with $387 in the prior six month period. The decrease was primarily driven by higher tax and employee incentive compensation payments in the current six month period and an increase in working capital; partially by higher cash earnings in the current six month period. The increase in tax payments made in the current period was primarily driven by payment of fiscal year 2023 income taxes previously deferred as a result of the relief provided by the IRS announced in January 2023 due to winter storms in California. The increase in working capital in the current six month period is primarily due to increased Accounts Receivable due to timing, partially offset by lower inventory due to higher shipments as retailers rebuild inventories; both as part of the recovery from the cyberattack.
Payment Terms Extension and Supply Chain Financing
The Company initiated the extension of its payment terms with its suppliers in the second half of fiscal year 2020 in order to improve working capital as part of and to fund the IGNITE strategy and in keeping with evolving market practices. The Company’s current payment terms do not exceed 120 days in keeping with industry standards. The Company’s operating cash flows are directly impacted as a result of the extension of payment terms with suppliers.

FINANCIAL POSITION AND LIQUIDITY (Continued)
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
Investing Activities
Net cash used for investing activities was $56 in the current six month period, compared with $87 in the prior six month period. The year-over-year decrease was mainly due to cash proceeds from a sale-leaseback transaction and lower capital spending in the current six month period..
Financing Activities
Net cash used for financing activities was $104 in the current six month period, compared with $315 in the prior six month period. The year-over-year increase was mainly due to higher cash sourced from short term borrowings in the current six month period.
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
Credit Arrangements
As of December 31, 2023, the Company maintained a $1,200 revolving credit agreement that matures in March 2027 (the Credit Agreement). There were no borrowings under the Credit Agreement as of December 31, 2023 and June 30, 2023, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar noncash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2023 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of December 31, 2023, the Company maintained $34 of foreign and other credit lines, of which $7 was outstanding.
Stock Repurchases and Dividend Payments
As of December 31, 2023, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. There were no share repurchases of common stock during both the three and six months ended December 31, 2023 and 2022, respectively.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Dividends per share declared	$1.20	$1.18	$3.60	$3.54
Total dividends paid	149	146	298	291

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
Adjusted earnings (losses) before interest and income taxes (adjusted EBIT) represents earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental costs related to the cyberattack, asset impairments, charges related to the streamlined operating model, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions and other nonrecurring or unusual items impacting comparability). The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. Management believes that the presentation of adjusted EBIT is useful to investors to assess operating performance on a consistent basis by removing the impact of the items that management believes does not directly reflect the performance of each segment's underlying operations. Adjusted EBIT margin is the ratio of adjusted EBIT to net sales.

	Reconciliation of earnings (losses) before income taxes to adjusted EBIT
	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
Earnings (losses) before income taxes	$136	$130	$165	$246
Interest income	(7)	(3)	(17)	(5)
Interest expense	26	23	47	45
Pension settlement charge (1)	171	—	171	—
Cyberattack costs (2)	25	—	49	—
Streamlined operating model (3)	3	4	3	23
Digital capabilities and productivity enhancements investment (4)	32	25	59	45
Adjusted EBIT	$386	$179	$477	$354
(1)Represents costs related to settlement of the domestic qualified pension plan. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See notes to condensed consolidated financial statements for additional information.
(2)Represents incremental costs incurred as a result of the cyberattack the Company experienced beginning in the first quarter of fiscal year 2024. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See notes to condensed consolidated financial statements for additional information.
(3)Represents restructuring and related implementation costs, net for the streamlined operating model. Due to the nonrecurring and unusual nature of these costs, the Company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company's operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See notes to condensed consolidated financial statements for additional information.
(4)Represents expenses related to the Company's digital capabilities and productivity enhancements investment. Due to the nature, scope and magnitude of this investment, these costs are considered by management to represent incremental transformational costs above the historical normal level of spending for information technology to support operations. Since these strategic investments, including incremental operating costs, will cease at the end of the investment period, are not expected to recur in the foreseeable future and are not considered representative of the Company's underlying operating performance, the Company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company's operations and is useful for period-over-period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management.
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
During the three months ended December 31, 2023 and 2022, the Company incurred approximately $32 and $25, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. During the six months ended December 31, 2023 and 2022, the Company incurred approximately $59 and $45, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. The expenses relate to the following:

NON-GAAP FINANCIAL MEASURES (Continued)

	Three months ended		Six months ended
	12/31/2023	12/31/2022	12/31/2023	12/31/2022
External consulting fees (1)	$25	$20	$46	$36
IT project personnel costs (2)	2	1	4	2
Other (3)	5	4	9	7
Total	$32	$25	$59	$45
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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three months ended December 31, 2023
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	25%	9%	21%	9%	16%
Add: Foreign Exchange	—	—	—	22	4
Add/(Subtract): Divestitures / Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	25%	9%	21%	31%	20%

	Six months ended December 31, 2023
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	(1)%	(7)%	(3)%	2%	(2)%
Add: Foreign Exchange	—	—	—	18	3
Add/(Subtract): Divestitures / Acquisitions	—	—	—	—	—
Organic sales growth / (decrease) (non-GAAP)	(1)%	(7)%	(3)%	20%	1%
(1)Total Company includes Corporate and Other.
CAUTIONARY STATEMENT
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements regarding the expected or potential impact of the Company’s operational disruption stemming from a cyberattack, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements

CAUTIONARY STATEMENT (Continued)
based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•our recovery from the cyberattack, unfavorable general economic and geopolitical conditions beyond our control, including supply chain disruptions, labor shortages, wage pressures, rising inflation, the interest rate environment, fuel and energy costs, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, such as COVID-19, terrorism, and unstable geopolitical conditions, including ongoing conflicts in the Middle East and Ukraine and rising tensions between China and Taiwan, as well as macroeconomic and geopolitical volatility and uncertainty as a result of a number of these and other factors, including actual and potential shifts between the U.S. and its trading partners, especially China;
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
•risks related to international operations and international trade, including changing macroeconomic conditions as a result of inflation, volatile commodity prices and increases in raw and packaging materials prices, labor, energy and logistics; global economic or political instability; foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls; changes in governmental policies, including trade, travel or immigration restrictions, new or additional tariffs, and price or other controls; labor claims and civil unrest; continued high levels of inflation in

CAUTIONARY STATEMENT (Continued)
Argentina; potential operational or supply chain disruptions from wars and military conflicts, including ongoing conflicts in the Middle East and Ukraine and rising tensions between China and Taiwan; impact of the United Kingdom’s exit from the European Union; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies, such as COVID-19; and the possibility of nationalization, expropriation of assets or other government action;
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
No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On Monday, August 14, 2023, the Company disclosed it had identified unauthorized activity on some of its Information Technology (IT) systems; see Note 2 in the condensed consolidated financial statements in this Report. That activity began on Friday, August 11, 2023 and after becoming aware of it that evening, the Company immediately began taking steps to stop and remediate the activity. The Company also took certain systems offline and engaged third-party cybersecurity experts to support its investigation and recovery efforts. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in wide-scale disruptions to the Company’s business operations throughout the remainder of the first fiscal quarter of the fiscal year ending June 30, 2024.
During the disruptions caused by the cyberattack, we deployed additional interim controls in response to taking certain systems offline during the period to maintain our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as supplemented by Item 1.A. in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, and the information in “Cautionary Statement” included in this Report.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2024.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2023	—	$—	—	$993 million
November 1 to 30, 2023	—	—	—	$993 million
December 1 to 31, 2023	—	—	—	$993 million
Total	—	$—	—
(1)Average price paid per share in the period includes commission.
Item 5. Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	The Clorox Company First Amended and Restated Executive Retirement Plan, effective November 14, 2023
10.2	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2023
10.3	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2023
10.4	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant) for awards made in 2023
10.5	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Off-Cycle Grant) for awards made in 2023
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: February 1, 2024	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller