Form 10-Q
period 2024-03-31
CLOROX CO /DE/
filed 2024-04-30
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024.
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

As of April 16, 2024, there were 124,188,188 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Net sales	$1,814	$1,915	$5,190	$5,370
Cost of products sold	1,048	1,115	3,026	3,324
Gross profit	766	800	2,164	2,046
Selling and administrative expenses	301	311	899	854
Advertising costs	215	206	566	523
Research and development costs	32	35	93	100
Loss on divestiture	240	—	240	—
Pension settlement charge	—	—	171	—
Goodwill, trademark and other asset impairments	—	445	—	445
Interest expense	22	24	69	69
Other (income) expense, net	(2)	24	3	54
Earnings (losses) before income taxes	(42)	(245)	123	1
Income tax expense (benefit)	8	(36)	52	21
Net earnings (losses)	(50)	(209)	71	(20)
Less: Net earnings attributable to noncontrolling interests	1	2	7	7
Net earnings (losses) attributable to Clorox	$(51)	$(211)	$64	$(27)
Net earnings (losses) per share attributable to Clorox
Basic net earnings (losses) per share	$(0.41)	$(1.71)	$0.52	$(0.22)
Diluted net earnings (losses) per share	$(0.41)	$(1.71)	$0.52	$(0.22)
Weighted average shares outstanding (in thousands)
Basic	124,249	123,649	124,133	123,512
Diluted	124,249	123,649	124,721	123,512

Comprehensive income (loss)	$154	$(205)	$409	$(39)
Less: Total comprehensive income attributable to noncontrolling interests	1	2	7	7
Total comprehensive income (loss) attributable to Clorox	$153	$(207)	$402	$(46)

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	3/31/2024	6/30/2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$219	$367
Receivables, net	673	688
Inventories, net	674	696
Prepaid expenses and other current assets	95	77
Total current assets	1,661	1,828
Property, plant and equipment, net of accumulated depreciation and amortization of $2,800 and $2,705, respectively	1,292	1,345
Operating lease right-of-use assets	379	346
Goodwill	1,229	1,252
Trademarks, net	539	543
Other intangible assets, net	149	169
Other assets	556	462
Total assets	$5,805	$5,945
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$111	$50
Current operating lease liabilities	82	87
Accounts payable and accrued liabilities	1,653	1,659
Income taxes payable	—	121
Total current liabilities	1,846	1,917
Long-term debt	2,480	2,477
Long-term operating lease liabilities	347	310
Other liabilities	853	825
Deferred income taxes	24	28
Total liabilities	5,550	5,557
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of March 31, 2024 and June 30, 2023; and 124,186,844 and 123,820,022 shares outstanding as of March 31, 2024 and June 30, 2023, respectively	131	131
Additional paid-in capital	1,270	1,245
Retained earnings	34	583
Treasury stock, at cost: 6,554,617 and 6,921,439 shares as of March 31, 2024 and June 30, 2023, respectively	(1,189)	(1,246)
Accumulated other comprehensive net (loss) income	(155)	(493)
Total Clorox stockholders’ equity	91	220
Noncontrolling interests	164	168
Total stockholders’ equity	255	388
Total liabilities and stockholders’ equity	$5,805	$5,945

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine months ended
	3/31/2024	3/31/2023
Operating activities:
Net earnings (losses)	$71	$(20)
Adjustments to reconcile net earnings (losses) to net cash provided by operations:
Depreciation and amortization	176	174
Stock-based compensation	55	60
Deferred income taxes	(126)	(122)
Loss on divestiture	238	—
Pension settlement charge	171	—
Goodwill, trademark and other asset impairments	—	445
Other	18	34
Changes in:
Receivables, net	(16)	(1)
Inventories, net	20	13
Prepaid expenses and other current assets	12	(15)
Accounts payable and accrued liabilities	(120)	78
Operating lease right-of-use assets and liabilities, net	—	2
Income taxes payable / prepaid	(144)	80
Net cash provided by operations	355	728
Investing activities:
Capital expenditures	(131)	(144)
Proceeds from divestiture, net of cash divested	17	—
Other	20	2
Net cash used for investing activities	(94)	(142)
Financing activities:
Notes and loans payable, net	61	(99)
Cash dividends paid to Clorox stockholders	(446)	(437)
Issuance of common stock for employee stock plans and other	3	10
Net cash used for financing activities	(382)	(526)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(147)	60
Cash, cash equivalents and restricted cash:
Beginning of period	368	186
End of period	$221	$246

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2024 and 2023, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period.
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
NOTE 2. DIVESTITURE OF ARGENTINA BUSINESS
On March 20, 2024, the Company completed the sale of its Argentina business, which consisted of two production plants in Argentina as well as the rights to the Company’s brands in Argentina, Uruguay and Paraguay, to Apex Capital and an investment group. The transaction is in support of the Company’s IGNITE strategy and the commitment to evolve the Company’s portfolio to increase focus on its core business to drive more consistent, profitable growth.
The transaction was executed pursuant to a stock purchase agreement, which covered all the outstanding stock of the Clorox Argentina S.A. and Clorox Uruguay S.A. As a result of the transaction, the Company recorded a pre-tax loss of $240 during the three and nine months ended March 31, 2024 primarily due to the one-time noncash impact of the release of the cumulative translation adjustment losses of $223 related to these entities that had previously been recorded in Accumulated other comprehensive net (loss) income.
The major classes of assets and liabilities of the Argentina business divested as of March 20, 2024 were as follows:

NOTE 2. DIVESTITURE OF ARGENTINA BUSINESS (Continued)

Divestiture
Working capital, net	$31
Property, plant and equipment, net	18
Goodwill (1)	16
Other assets	3
Other liabilities	(3)
Net assets divested	$65
(1)Goodwill corresponding to the International reportable segment.
The following table presents Net sales of the Argentina business which includes the financial results up to March 20, 2024, the date of sale:

	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Net sales	$43	$46	$123	$127
The divestiture of the Company’s Argentina business does not meet the criteria to be reported as discontinued operations in the condensed consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
NOTE 3. CYBERATTACK
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
The impacts of these system disruptions included order processing delays and significant product outages, resulting in a negative impact on net sales and earnings. The Company has since transitioned back to automated order processing. The Company experienced lessening operational impacts in the second quarter and has since returned to substantially normalized operations.
The Company also incurred incremental expenses of approximately $8 and $57 as a result of the cyberattack for the three and nine months ended March 31, 2024, respectively. The following table summarizes the recognition of costs in the condensed consolidated statements of earnings and comprehensive income:

	Three months ended	Nine months ended
	3/31/2024	3/31/2024
Costs of products sold	$1	$21
Selling and administrative expenses	7	36
Total	$8	$57
The costs incurred relate primarily to third-party consulting services, including IT recovery and forensic experts and other professional services incurred to investigate and remediate the attack, as well as incremental operating costs incurred from the resulting disruption to the Company’s business operations. The Company expects to incur lessening costs related to the cyberattack in future periods. The Company has not recognized any insurance proceeds in the three and nine months ended March 31, 2024 related to the cyberattack. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.

NOTE 4. SUPPLY CHAIN FINANCING PROGRAM
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
All outstanding amounts related to suppliers participating in the SCF program are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows. As of March 31, 2024 and June 30, 2023, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $208 and $220, respectively.
NOTE 5. RESTRUCTURING AND RELATED COSTS
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
The Company incurred $60 of costs in fiscal year 2023 and anticipates incurring approximately $30 to $40 of costs in fiscal year 2024 related to this initiative, of which approximately $10 to $20 are expected to be employee-related costs to reduce certain staffing levels such as severance payments, with the remainder for consulting and other costs. Costs incurred are expected to be settled primarily in cash.
The total restructuring and related implementation costs, net associated with the Company’s streamlined operating model as reflected in the condensed consolidated statements of earnings and comprehensive income:

	Three months ended		Nine months ended		Inception to date ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023	3/31/2024
Costs of products sold	$—	$—	$—	$(1)	$(3)
Selling and administrative expenses	5	6	8	11	20
Research and development	—	—	—	—	(1)
Other (income) expense, net:
Employee-related costs	5	15	5	34	57
Total, net	$10	$21	$13	$44	$73
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
The following table reconciles the accrual for the streamlined operating model’s restructuring and related implementation costs discussed above, which are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets:

NOTE 5. RESTRUCTURING AND RELATED COSTS (Continued)

	Employee-Related Costs	Other	Total
Accrual Balance as of June 30, 2023	$23	$5	$28
Charges	5	9	14
Cash payments	(20)	(9)	(29)
Accrual Balance as of March 31, 2024	$8	$5	$13
NOTE 6. INVENTORIES, NET
Inventories, net consisted of the following as of:

	3/31/2024	6/30/2023
Finished goods	$588	$595
Raw materials and packaging	179	182
Work in process	12	8
LIFO allowances	(104)	(87)
Total inventories, net	$675	$698
Less: Non-current inventories, net (1)	1	2
Total current inventories, net	$674	$696
(1)Non-current inventories, net are recorded in Other assets.
NOTE 7. GOODWILL, TRADEMARKS AND OTHER ASSETS IMPAIRMENTS
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
There were no impairment charges for goodwill or intangible assets recorded by the Company during the three and nine months ended March 31, 2024.
Fiscal Year 2023 Impairment
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
Based on the outcome of these assessments, the following pre-tax, noncash impairment charges were recorded:

	Impairment Charges
	VMS reporting unit	International reporting unit	Total
Goodwill	$306	$—	$306
Trademarks, net	127	12	139
Total	$433	$12	$445
In connection with recognizing these impairment charges, the Company recognized tax benefits related to the impairments of $83 due to the partial tax deductibility of these charges.
Refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for further information related to the VMS reporting unit goodwill and trademark impairments.

NOTE 8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The notional amounts of outstanding commodity derivatives, which related primarily to exposures in soybean oil used for the food business and jet fuel used for the grilling business, were $44 and $41 as of March 31, 2024 and June 30, 2023, respectively.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $38 and $51 as of March 31, 2024 and June 30, 2023, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of both March 31, 2024 and June 30, 2023.
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

The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings (losses) were as follows:

NOTE 8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Commodity purchase derivative contracts	$—	$(4)	$(5)	$(6)
Foreign exchange derivative contracts	2	1	1	1
Total	$2	$(3)	$(4)	$(5)

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended		Nine months ended
		3/31/2024	3/31/2023	3/31/2024	3/31/2023
Commodity purchase derivative contracts	Cost of products sold	$(2)	$—	$(4)	$7
Foreign exchange derivative contracts	Cost of products sold	—	—	—	1
Interest rate derivative contracts	Interest expense	4	4	10	10
Total		$2	$4	$6	$18
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of March 31, 2024 that is expected to be reclassified into Net earnings (losses) within the next twelve months is $10.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $0 and $1 contained such terms as of March 31, 2024 and June 30, 2023, respectively. As of both March 31, 2024 and June 30, 2023, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2024 and June 30, 2023, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of March 31, 2024 and June 30, 2023, the Company maintained cash margin balances related to exchange traded futures and options contracts of $1 and $0, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.
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

NOTE 8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
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
As of both March 31, 2024 and June 30, 2023, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			3/31/2024		6/30/2023
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase options contracts	Prepaid expenses and other current assets	1	$—	$—	$2	$2
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	1	1	—	—
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	—	—
			$2	$2	$2	$2
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	—	—	—	—
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	—	—	1	1
			$—	$—	$1	$1

NOTE 8. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			3/31/2024		6/30/2023
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$76	$76	$243	$243
Time deposits	Cash and cash equivalents (1)	2	13	13	9	9
Trust assets for nonqualified deferred compensation plans	Other assets	1	151	151	129	129
			$240	$240	$381	$381
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$111	$111	$50	$50
Current maturities of long-term debt and Long-term debt	Current maturities of long- term debt and Long-term debt (3)	2	2,480	2,356	2,477	2,327
			$2,591	$2,467	$2,527	$2,377
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
NOTE 9. OTHER (INCOME) EXPENSE, NET
The major components of Other (income) expense, net were:

	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Amortization of trademarks and other intangible assets	$7	$8	$22	$22
Trust investment (gains) losses, net	(8)	(7)	(18)	(8)
Net periodic benefit cost	1	4	11	12
Foreign exchange transaction (gains) losses, net (1)	1	4	24	7
Income from equity investees	(1)	(1)	(3)	(3)
Interest income	(4)	(4)	(21)	(9)
Restructuring costs (2)	5	15	5	34
Gain on sale-leaseback transaction (3)	—	—	(16)	—
Other	(3)	5	(1)	(1)
Total	$(2)	$24	$3	$54
(1)Foreign exchange losses were primarily related to the Company’s operations in Argentina.
(2)Restructuring costs related to the implementation of the Company's streamlined operating model. See Note 5 for additional details.
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

NOTE 10. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on losses was (18.6)% and the effective tax rate on earnings was 41.9% for the three and nine months ended March 31, 2024, respectively, and the effective tax rate on losses was 14.7% and the effective tax rate on earnings was 1813.5% for the three and nine months ended March 31, 2023, respectively. The lower tax rate on losses in the current three month period was primarily driven by the divestiture of the Argentina business and an international legal entity reorganization, partially offset by the non-deductibility of impaired VMS goodwill in the prior period. The substantially higher tax rate on earnings before income taxes in the prior nine month period was driven by lower pre-tax income due to VMS impairment charges and the non-deductibility of a portion of those charges, partially offset by the divestiture of the Argentina business in the current period.
Income taxes paid, net of refunds, were $314 and $61 for the nine months ended March 31, 2024 and March 31, 2023, respectively. The increase in payments in the current period was primarily driven by income tax payments for fiscal years 2023 and 2024 that were previously deferred as a result of tax relief provided by the IRS due to winter storms in California.
NOTE 11. NET EARNINGS (LOSSES) PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Basic	124,249	123,649	124,133	123,512
Dilutive effect of stock options and other	—	—	588	—
Diluted	124,249	123,649	124,721	123,512

Antidilutive stock options and other	4,758	4,953	2,720	4,953
Basic net earnings (losses) per share and Diluted net earnings (losses) per share are calculated on Net earnings (losses) attributable to Clorox.
Since the Company generated net losses attributable to Clorox for the three months ended March 31, 2024 and the three and nine months ended March 31, 2023, there was no dilutive effect of stock options and other instruments during these periods because their impacts would be antidilutive.
NOTE 12. COMPREHENSIVE INCOME (LOSS)
The following table provides a summary of Comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Net earnings (losses)	$(50)	$(209)	$71	$(20)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	206	10	212	(1)
Net unrealized gains (losses) on derivatives	(1)	(7)	(10)	(21)
Pension and postretirement benefit adjustments	(1)	1	136	3
Total other comprehensive (loss) income, net of tax	204	4	338	(19)
Comprehensive income (loss)	154	(205)	409	(39)
Less: Total comprehensive income attributable to noncontrolling interests	1	2	7	7
Total comprehensive income (loss) attributable to Clorox	$153	$(207)	$402	$(46)

NOTE 13. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended March 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of December 31, 2022	$131	130,741	$1,207	$782	$(1,297)	(7,263)	$(502)	$170	$491
Net earnings (losses)	—	—	—	(211)	—	—	—	2	(209)
Other comprehensive (loss) income	—	—	—	—	—	—	4	—	4
Dividends to Clorox stockholders ($1.18 per share declared)	—	—	—	(147)	—	—	—	—	(147)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	29	—	—	—	—	—	29
Other employee stock plan activities	—	—	(4)	(9)	20	133	—	—	7
Balance as of March 31, 2023	$131	130,741	$1,232	$415	$(1,277)	(7,130)	$(498)	$169	$172

Balance as of December 31, 2023	$131	130,741	$1,245	$241	$(1,205)	(6,661)	$(359)	$165	$218
Net earnings (losses)	—	—	—	(51)	—	—	—	1	(50)
Other comprehensive (loss) income	—	—	—	—	—	—	204	—	204
Dividends to Clorox stockholders ($1.20 per share declared)	—	—	—	(150)	—	—	—	—	(150)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	26	—	—	—	—	—	26
Other employee stock plan activities	—	—	(1)	(6)	16	106	—	—	9
Balance as of March 31, 2024	$131	130,741	$1,270	$34	$(1,189)	(6,555)	$(155)	$164	$255

	Nine months ended March 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2022	$131	130,741	$1,202	$1,048	$(1,346)	(7,589)	$(479)	$173	$729
Net earnings (losses)	—	—	—	(27)	—	—	—	7	(20)
Other comprehensive (loss) income	—	—	—	—	—	—	(19)	—	(19)
Dividends to Clorox stockholders ($4.72 per share declared)	—	—	—	(587)	—	—	—	—	(587)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	60	—	—	—	—	—	60
Other employee stock plan activities	—	—	(30)	(19)	69	459	—	—	20
Balance as of March 31, 2023	$131	130,741	$1,232	$415	$(1,277)	(7,130)	$(498)	$169	$172

Balance as of June 30, 2023	$131	130,741	$1,245	$583	$(1,246)	(6,921)	$(493)	$168	$388
Net earnings	—	—	—	64	—	—	—	7	71
Other comprehensive (loss) income	—	—	—	—	—	—	338	—	338
Dividends to Clorox stockholders ($4.80 per share declared)	—	—	—	(600)	—	—	—	—	(600)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	55	—	—	—	—	—	55
Other employee stock plan activities	—	—	(30)	(13)	57	366	—	—	14
Balance as of March 31, 2024	$131	130,741	$1,270	$34	$(1,189)	(6,555)	$(155)	$164	$255

NOTE 13. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of December 31, 2022	$(459)	$107	$(150)	$(502)
Other comprehensive (loss) income before reclassifications	9	(3)	—	6
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(4)	1	(3)
Income tax benefit (expense)	1	—	—	1
Net current period other comprehensive (loss) income	10	(7)	1	4
Balance as of March 31, 2023	$(449)	$100	$(149)	$(498)

Balance as of December 31, 2023	$(439)	$90	$(10)	$(359)
Other comprehensive (loss) income before reclassifications	(16)	2	—	(14)
Amounts reclassified from Accumulated other comprehensive net (loss) income (1)	223	(2)	—	221
Income tax benefit (expense), and other	(1)	(1)	(1)	(3)
Net current period other comprehensive (loss) income	206	(1)	(1)	204
Balance as of March 31, 2024	$(233)	$89	$(11)	$(155)

	Nine months ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2022	$(448)	$121	$(152)	$(479)
Other comprehensive (loss) income before reclassifications	(2)	(5)	—	(7)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(18)	4	(14)
Income tax benefit (expense)	1	2	(1)	2
Net current period other comprehensive (loss) income	(1)	(21)	3	(19)
Balance as of March 31, 2023	$(449)	$100	$(149)	$(498)

Balance as of June 30, 2023	$(445)	$99	$(147)	$(493)
Other comprehensive (loss) income before reclassifications	(10)	(4)	4	(10)
Amounts reclassified from Accumulated other comprehensive net (loss) income (1) (2)	223	(6)	175	392
Income tax benefit (expense), and other	(1)	—	(43)	(44)
Net current period other comprehensive (loss) income	212	(10)	136	338
Balance as of March 31, 2024	$(233)	$89	$(11)	$(155)
(1)Includes the release of currency translation adjustment from the Argentina business divestiture. See Note 2 for additional details.
(2)Includes recognition of pension settlement charge reclassified into Net earnings (losses). See Note 14 for additional details.

NOTE 14. EMPLOYEE BENEFIT PLANS
In the second quarter of fiscal year 2024, the Company settled plan benefits of its domestic qualified pension plan (the Plan), through a combination of an annuity contract purchase with a third-party insurance provider and lump sum payouts. These payments were made using Plan assets. The third-party insurance provider assumed the obligation to pay future pension benefits and provide administrative services and started making direct payments to participants in January 2024. In conjunction with this settlement, a one-time noncash charge, net of curtailment gain, of $171 before taxes ($130 after tax) was recorded in the Company’s condensed consolidated statement of earnings and comprehensive income primarily as a result of accelerating the recognition of actuarial losses previously included in Accumulated other comprehensive net (loss) income that would have been recognized in future periods. In the third quarter of fiscal year 2024, following settlement, remaining excess Plan assets of $19 have been contributed to the Company’s domestic defined contribution plans.
The Company continues to maintain various other retirement income plans for eligible domestic and international employees.
The following table summarizes the components of net periodic benefit cost for the Company’s retirement income plans:

	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Interest cost	$2	$4	$10	$13
Expected return on plan assets (1)	—	(3)	(2)	(8)
Amortization of unrecognized items	—	3	3	7
Curtailment gain	—	—	(6)	—
Settlement loss	—	—	178	—
Total	$2	$4	$183	$12
(1)The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2024 net periodic benefit cost is 3.3%.
The net periodic benefit cost (credit) for the Company’s retirement health care plans was ($1) for both the three and nine months ended March 31, 2024 and March 31, 2023.
During both the three months ended March 31, 2024 and 2023, the Company made $8 in contributions to its domestic retirement income plans. During both the nine months ended March 2024 and 2023, the Company made $12 in contributions to its domestic retirement income plans.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs. All other components are reflected in Other (income) expense, net.
NOTE 15. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $28 as of both March 31, 2024 and June 30, 2023 for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 of the recorded liability as of both March 31, 2024 and June 30, 2023, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing groundwater at the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study related to groundwater. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators. In January 2023, the regulators issued a new order directing the Company and the current property owner to conduct a Remedial Investigation and then prepare a Feasibility Study to evaluate and remediate impacts to soil, soil vapor and indoor air. While the Company believes its latest estimates of remediation costs (including any related to soil, soil vapor and indoor air impacts) are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs in the aggregate of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.

NOTE 15. OTHER CONTINGENCIES AND GUARANTEES (continued)
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability as of both March 31, 2024 and June 30, 2023. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both March 31, 2024 and June 30, 2023.
The Company was a party to letters of credit of $18 as of March 31, 2024, primarily related to its insurance carriers, of which $0 had been drawn upon.
NOTE 16. SEGMENT RESULTS
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
The principle measure of segment profitability used by management is segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT). Segment adjusted EBIT is defined as earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental charges relating to the cyberattack, asset impairments, charges related to the streamlined operating model, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions / divestitures and other nonrecurring or unusual items impacting comparability).

NOTE 16. SEGMENT RESULTS (Continued)
The tables below present reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings (losses) before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate and Other.

	Net sales
	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Health and Wellness	$609	$647	$1,833	$1,881
Household	526	550	1,353	1,435
Lifestyle	315	353	947	1,005
International	310	305	891	876
Corporate and Other	54	60	166	173
Total	$1,814	$1,915	$5,190	$5,370

	Segment adjusted EBIT
	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Health and Wellness	$154	$161	$517	$418
Household	74	99	162	165
Lifestyle	64	83	192	217
International	38	27	104	74
Corporate and Other	(70)	(101)	(238)	(251)
Total	$260	$269	$737	$623
Interest income	4	4	21	9
Interest expense	(22)	(24)	(69)	(69)
Loss on divestiture (1)	(240)	—	(240)	—
Pension settlement charge (2)	—	—	(171)	—
Cyberattack costs (3)	(8)	—	(57)	—
VMS impairment (4)	—	(445)	—	(445)
Streamlined operating model (5)	(10)	(21)	(13)	(44)
Digital capabilities and productivity enhancements investment (6)	(26)	(28)	(85)	(73)
Earnings (losses) before income taxes	$(42)	$(245)	$123	$1
(1)Represents loss on divestiture of the Argentina business corresponding to International. See Note 2 for additional details related to the divestiture.
(2)Represents costs related to the settlement of the domestic qualified pension plan corresponding to Corporate and Other. See Note 14 for additional details relating to the pension settlement.
(3)Represents incremental costs related to the cyberattack of $8 and $57 for the three and nine months ended March 31, 2024, respectively. See Note 3 for additional details relating to the cyberattack. For informational purposes, the following table provides the approximate cyberattack costs corresponding to the Company’s reportable segments as a percentage of total costs:

	Three months ended	Nine months ended
	3/31/2024	3/31/2024
Health and Wellness	18%	15%
Household	12	11
Lifestyle	—	11
International	—	4
Corporate and Other	70	59
Total	100%	100%

NOTE 16. SEGMENT RESULTS (Continued)

(4)Represents noncash impairment charge of $445 related to the VMS business recorded in both the three and nine months ended March 31, 2023. See Note 7 for additional details relating to the impairment.
(5)Represents restructuring and related implementation costs, net for the streamlined operating model of $10 and $13 for the three and nine months ended March 31, 2024, respectively and $21 and $44 for the three and nine months ended March 31, 2023, respectively. For informational purposes, the following table provides the approximate restructuring and related implementation costs, net corresponding to the Company’s reportable segments as a percentage of the total costs:

	Three months ended		Nine months ended		Inception to date ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023	3/31/2024
Health and Wellness	4%	7%	4%	6%	5%
Household	—	4	—	2	1
Lifestyle	—	2	—	3	3
International	—	21	—	19	13
Corporate and Other	96	66	96	70	78
Total	100%	100%	100%	100%	100%
(6)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, were 25% for both the three and nine months ended March 31, 2024 and 26% for both the three and nine months ended March 31, 2023.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Cleaning	29%	30%	30%	30%
Professional Products	5	4	5	5
Health and Wellness	34%	34%	35%	35%
Bags and Wraps	12	12	12	12
Cat Litter	8	9	9	9
Grilling	9	8	6	6
Household	29%	29%	27%	27%
Food	10	10	10	11
Natural Personal Care	3	4	4	4
Water Filtration	4	4	4	4
Lifestyle	17%	18%	18%	19%
International	17%	16%	17%	16%
Corporate and Other	3%	3%	3%	3%
Total	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 10, 2023, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and nine month periods ended March 31, 2024 (the current period) to the three and nine month periods ended March 31, 2023 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
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
•International consists of products sold outside the United States. Products within this segment include laundry additives; home care products; water-filtration products; digestive health products; grilling products; cat litter; food; bags and wraps; natural personal care products; and professional cleaning and disinfecting products marketed primarily under the Clorox, Clorinda®, Poett, Pine-Sol, Glad, Brita, RenewLife, Ever Clean® and Burt’s Bees brands.

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
The impacts of these system disruptions included order processing delays and significant product outages, resulting in a negative impact on net sales and earnings. The Company has since transitioned back to automated order processing. The Company experienced lessening operational impacts in the second quarter and has since returned to substantially normalized operations.
The effects of the cyberattack are expected to negatively impact fiscal year 2024 results, though some of the anticipated net sales not recognized in the first quarter as a result of the disruptions were recognized in the second and third quarters.
The Company also incurred incremental expenses of approximately $8 and $57 as a result of the cyberattack for the three and nine months ended March 31, 2024, respectively. These costs relate to third-party consulting services, including IT recovery and forensic experts and other professional services incurred to investigate and remediate the attack, as well as incremental operating costs incurred from the resulting disruption to the Company’s business operations. The Company expects to incur lessening costs related to the cyberattack in future periods.
The Company has not recognized any insurance proceeds in the three and nine months ended March 31, 2024 related to the cyberattack. The timing of recognizing insurance recoveries, if any, may differ from the timing of recognizing the associated expenses.
Other Recent Events
For the fiscal quarter ended March 31, 2024, the Company continued to experience an inflationary environment marked by persistently unfavorable commodity costs and higher manufacturing and logistics costs. Additionally, the Company is monitoring macroeconomic conditions as a result of increased interest rates and volatility in capital markets. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended			Nine months ended
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023	% Change
Net sales	$1,814	$1,915	(5)%	$5,190	$5,370	(3)%

	Three months ended March 31, 2024
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/ Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	(6)%	(4)%	—%	—%	(2)%	(6)%	(4)%
Household	(4)	(3)	—	—	(1)	(4)	(3)
Lifestyle	(11)	(9)	—	—	(2)	(11)	(9)
International (4)	2	1	(2)	(44)	45	48	3
Total Company (5)	(5)%	(4)%	—%	(7)%	6%	2%	(4)%

	Nine months ended March 31, 2024
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	(3)%	(5)%	—%	—%	2%	(3)%	(5)%
Household	(6)	(9)	—	—	3	(6)	(9)
Lifestyle	(6)	(7)	—	—	1	(6)	(7)
International (4)	2	(2)	(1)	(27)	31	30	(1)
Total Company (5)	(3)%	(6)%	—%	(4)%	7%	1%	(6)%
(1)The Argentina divestiture impact is calculated as net sales from the Argentina business after the sale date in the three and nine month year-ago periods.
(2)This represents the net impact on net sales growth / (decrease) from pricing actions, mix and other factors.
(3)Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(4)Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the three months ended March 31, 2024, the volume impact of divestitures was (2)% and 0% for International and Total Company, respectively. In the nine months ended March 31, 2024, the volume impact of divestitures was (1)% and 0% for International and Total Company, respectively.
(5)Total Company includes Corporate and Other.
Net sales and volume in the current three month period decreased by 5% and 4%, respectively, driven by lower shipments across the Lifestyle, Health and Wellness and Household reportable segments, primarily due to distribution losses resulting from the cyberattack. The variance between volume and net sales was primarily due to unfavorable foreign exchange rates, partially offset by favorable price mix.
Net sales and volume in the current nine month period decreased by 3% and 6% respectively. The volume decrease was primarily driven by pricing actions and the impacts of the cyberattack. The variance between volume and net sales was primarily due to favorable price mix, partially offset by unfavorable foreign exchange rates.

RESULTS OF OPERATIONS (Continued)

	Three months ended			Nine months ended
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023	% Change
Gross profit	$766	$800	(4)%	$2,164	$2,046	6%
Gross margin	42.2%	41.8%		41.7%	38.1%
Gross margin increased by 40 basis points in the current three month period from 41.8% to 42.2%. The increase was primarily driven by the benefit of pricing and cost savings, partially offset by higher manufacturing and logistics costs, unfavorable foreign exchange rates and higher trade promotion spending.
Gross margin increased by 360 basis points in the current nine month period from 38.1% to 41.7%. The increase was primarily driven by the benefit of pricing and cost savings, partially offset by unfavorable foreign exchange rates and lower volume.
Expenses

	Three months ended
				% of Net Sales
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023
Selling and administrative expenses	$301	$311	(3)%	16.6%	16.2%
Advertising costs	215	206	4	11.9	10.8
Research and development costs	32	35	(9)	1.8	1.8

	Nine months ended
				% of Net Sales
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023
Selling and administrative expenses	$899	$854	5%	17.3%	15.9%
Advertising costs	566	523	8	10.9	9.7
Research and development costs	93	100	(7)	1.8	1.9
Selling and administrative expenses, as a percentage of net sales, increased by 40 basis points and 140 basis points in the current three and nine month periods versus the prior periods, respectively. The dollar decrease in selling and administrative expenses in the current three month period was primarily due to lower incentive compensation expense. The dollar increase in selling and administrative expenses in the current nine month period was primarily due to incremental costs associated with the cyberattack and an arbitral decision related to a commercial dispute.
For further information on the cyberattack, see Notes to the Condensed Consolidated Financial Statements.
Advertising costs, as a percentage of net sales, increased by 110 basis points and 120 basis points in the current three and nine month periods versus the prior periods, respectively. The increase in advertising costs reflects the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales was 12% in both the current and prior three month periods.
Research and development costs, both as a percentage of net sales and dollars, were essentially flat in both the current three and nine month periods as compared to the prior periods. The Company continues to invest behind product innovation and cost savings.

RESULTS OF OPERATIONS (Continued)
Loss on divestiture, pension settlement charge, goodwill, trademark and other asset impairments, interest expense, other (income) expense, net and the effective tax rate on earnings (losses)

	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Loss on divestiture	$240	$—	$240	$—
Pension settlement charge	—	—	171	—
Goodwill, trademark and other asset impairments	—	445	—	445
Interest expense	22	24	69	69
Other (income) expense, net	(2)	24	3	54
Effective tax rate on earnings (losses)	(18.6)%	14.7%	41.9%	1,813.5%
Loss on divestiture of $240 in both the current three and nine month periods reflects the loss on the divestiture of the Argentina business. See Notes to the Condensed Consolidated Financial Statements for further information.
Pension settlement charge was $171 in the current nine month period and reflects the settlement of the domestic qualified pension plan. See Notes to Condensed Consolidated Financial Statements for further information.
Goodwill, trademark and other asset impairments of $445 in both the prior three and nine month periods reflected noncash impairment charges to goodwill and certain indefinite-lived trademarks related to the VMS business. See Notes to Condensed Consolidated Financial Statements for further information.
Other (income) expense, net was ($2) and $24 in the current and prior three month periods, respectively, and $3 and $54 in the current and prior nine month periods, respectively. The variance between the current and prior three month periods was primarily due to higher restructuring and related implementation costs associated with the streamlined operating model incurred in the prior period. The variance between the current and prior nine month periods was primarily due to higher restructuring and related implementation costs associated with the streamlined operating model incurred in the prior period and the sale-leaseback transaction recorded in the current period, partially offset by the net impact of interest income and Argentina foreign exchange rates in the current period.
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
Once fully implemented, the Company expects cost savings to be approximately $75 to $100 annually. The benefits of the streamlined operating model are currently expected to increase future cash flows as a result of cost savings that will be generated primarily in the areas of selling and administration, supply chain, marketing and research and development.
The Company incurred $60 of costs in fiscal year 2023 and anticipates incurring approximately $30 to $40 of costs in fiscal year 2024 related to this initiative of which approximately $10 to $20 are expected to be employee-related costs to reduce certain staffing levels such as severance payments, with the remainder for consulting and other costs. Costs incurred are expected to be settled primarily in cash.
Restructuring and related implementation costs, net were $10 and $13 for the three and nine months ended March 31, 2024, of which $4 and $4 was related to employee-related costs and $6 and $9 was related to other costs, respectively. Restructuring and related implementation costs, net were $21 and $44 for the three and nine months ended March 31, 2023, of which $14 and $30 was related to employee-related costs and $7 and $14 was related to other costs, respectively. For further details on the streamlined operating model and restructuring, refer to the Notes to Condensed Consolidated Financial Statements.
The effective tax rate on earnings (losses) was (18.6)% and 41.9% for the current three and nine months periods, respectively, and 14.7% and 1,813.5% for the prior three and nine months periods, respectively. The lower tax rate on losses in the current three month period was primarily driven by the divestiture of the Argentina business and an international legal entity reorganization, partially offset by the partial non-deductibility of impaired VMS goodwill in the prior period. The substantially higher tax rate on earnings before income taxes in the prior nine month period was driven by lower pre-tax income due to VMS impairment charges and the non-deductibility of a portion of those charges, partially offset by the divestiture of the Argentina business in the current period.

RESULTS OF OPERATIONS (Continued)
Diluted net earnings (losses) per share

	Three months ended			Nine months ended
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023	% Change
Diluted net earnings (losses) per share	$(0.41)	$(1.71)	76%	$0.52	$(0.22)	336%
Diluted net earnings (losses) per share (EPS) increased by $1.30, or 76%, in the current three month period, primarily due to the noncash impairment charges on assets held by the VMS business in the prior period and the benefits of pricing in International and cost savings in the current period, partially offset by losses relating to the divestiture of the Argentina business, unfavorable foreign exchange rates, higher manufacturing and logistics costs and lower volume.
Diluted EPS increased by $0.74, or 336%, in the current nine month period, primarily due to the noncash impairment charges on assets held by the VMS business in the prior period and the benefits of pricing and higher gross margin in the current period, partially offset by losses relating to the divestiture of the Argentina business, the pension settlement charge, unfavorable foreign exchange rates and lower volume.
SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other (see Notes to Condensed Consolidated Financial Statements for further discussion of the principle measure of segment profitability used by management, segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT):

	Net sales
	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Health and Wellness	$609	$647	$1,833	$1,881
Household	526	550	1,353	1,435
Lifestyle	315	353	947	1,005
International	310	305	891	876
Corporate and Other	54	60	166	173
Total	$1,814	$1,915	$5,190	$5,370

	Segment adjusted EBIT (1)
	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Health and Wellness	$154	$161	$517	$418
Household	74	99	162	165
Lifestyle	64	83	192	217
International	38	27	104	74
Corporate and Other	(70)	(101)	(238)	(251)
Total	$260	$269	$737	$623
Interest income	4	4	21	9
Interest expense	(22)	(24)	(69)	(69)
Loss on divestiture	(240)	—	(240)	—
Pension settlement charge	—	—	(171)	—
Cyberattack costs	(8)	—	(57)	—
VMS impairment	—	(445)	—	(445)
Streamlined operating model	(10)	(21)	(13)	(44)
Digital capabilities and productivity enhancements investment	(26)	(28)	(85)	(73)
Earnings (losses) before income taxes	$(42)	$(245)	$123	$1
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings (losses) before income taxes, the most directly comparable GAAP financial measure.

SEGMENT RESULTS (Continued)
Health and Wellness

	Three months ended			Nine months ended
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023	% Change
Net sales	$609	$647	(6)%	$1,833	$1,881	(3)%
Segment adjusted EBIT	154	161	(4)	517	418	24
Volume, net sales and segment adjusted EBIT decreased by 4%, 6% and 4% respectively, during the current three month period. The volume decrease was primarily due to distribution losses in Cleaning resulting from the cyberattack. The variance between volume and net sales was primarily due to unfavorable mix. The decrease in segment adjusted EBIT was primarily due to lower net sales, partially offset by lower selling and administrative expenses and cost savings.
Volume and net sales decreased by 5% and 3%, respectively, and segment adjusted EBIT increased by 24%, during the current nine month period. The volume decrease was primarily due to pricing actions and distribution losses resulting from the cyberattack. The variance between volume and net sales was primarily due to the benefit of price increases. The increase in segment adjusted EBIT in the current period was primarily due to lower manufacturing and logistics costs, the benefit of price increases as well as cost savings.
Household

	Three months ended			Nine months ended
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023	% Change
Net sales	$526	$550	(4)%	$1,353	$1,435	(6)%
Segment adjusted EBIT	74	99	(25)	162	165	(2)
Volume, net sales and segment adjusted EBIT decreased by 3%, 4% and 25%, respectively, during the current three month period. The volume and net sales decreases were primarily due to lower consumption in Litter and distribution losses in Glad resulting from the cyberattack, partially offset by merchandising support in Grilling. The variance between volume and net sales was primarily due to higher trade promotion spending, partially offset by favorable price mix. The decrease in segment adjusted EBIT was mainly due to lower net sales and higher advertising costs.
Volume, net sales and segment adjusted EBIT decreased by 9%, 6%, and 2% respectively, during the current nine month period. The volume decrease was primarily due to distribution losses and lower consumption resulting from the cyberattack. The variance between volume and net sales was primarily due to favorable price mix partially offset by higher trade promotion spending. The decrease in segment adjusted EBIT was mainly due to increased advertising costs and lower net sales, partially offset by cost savings.
Lifestyle

	Three months ended			Nine months ended
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023	% Change
Net sales	$315	$353	(11)%	$947	$1,005	(6)%
Segment adjusted EBIT	64	83	(23)	192	217	(12)

Volume, net sales and segment adjusted EBIT decreased by 9%, 11% and 23% respectively, during the current three month period. The volume decrease was primarily due to competitive activity and distribution losses in Natural Personal Care and supply chain constraints in Food, partially offset by the launch of new products in Food. The variance between volume and net sales was mainly due to higher trade promotion spending. The decrease in segment adjusted EBIT was due to lower net sales and higher manufacturing and logistics costs, partially offset by favorable commodity costs.
Volume, net sales and segment adjusted EBIT decreased by 7%, 6% and 12% respectively, during the current nine month period. The volume decrease was primarily due to distribution losses, supply chain constraints and the impact of the cyberattack. The variance between volume and net sales was mainly due to favorable price mix partially offset by higher trade promotion spending. The decrease in segment adjusted EBIT was primarily due to lower net sales and higher manufacturing and logistics costs, partially offset by favorable commodity costs.

SEGMENT RESULTS (Continued)
International

	Three months ended			Nine months ended
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023	% Change
Net sales	$310	$305	2%	$891	$876	2%
Segment adjusted EBIT	38	27	41	104	74	41
Volume, net sales and segment adjusted EBIT increased by 1%, 2% and 41%, respectively during the current three month period. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable foreign exchange rates. The increase in segment adjusted EBIT was primarily due to net sales growth behind pricing partially offset by unfavorable foreign exchange rates, higher manufacturing and logistics costs and unfavorable commodity costs.
Volume decreased by 2%, and net sales and segment adjusted EBIT increased by 2% and 41% respectively, in the current nine month period. The volume decrease was primarily due to the impact of the cyberattack. The variance between volume and net sales was mainly due to the benefit of price increases, partially offset by unfavorable foreign exchange rates. The increase in segment adjusted EBIT was primarily due to the net impact of pricing, partially offset by unfavorable foreign exchange rates, higher manufacturing and logistics costs and unfavorable commodity costs.

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
As of June 30, 2023, the net asset position, excluding goodwill, of Clorox Argentina was $48. Of these net assets, cash balances were approximately $28 as of June 30, 2023. Net sales from Clorox Argentina represented approximately 2% of the Company’s consolidated net sales for both the nine months ended March 31, 2024 and the fiscal year ended June 30, 2023.
On March 20, 2024, the Company completed the divestiture of its Argentina business. The financial results of the Argentina business through March 20, 2024 are reflected as part of the International reportable segment. See Notes to the Condensed Consolidated Financial Statements for further information.
Corporate and Other
Corporate and Other includes certain non-allocated administrative costs, the VMS business and various other non-operating income and expenses.

	Three months ended			Nine months ended
	3/31/2024	3/31/2023	% Change	3/31/2024	3/31/2023	% Change
Net Sales	$54	$60	(10)%	$166	$173	(4)%
Segment adjusted EBIT	(70)	(101)	31	(238)	(251)	5
Net sales decreased by 10% and 4% in the current three and nine month periods, respectively, due to lower net sales in the VMS business. Segment adjusted EBIT increased by 31% in the current three month period primarily due to lower employee incentive compensation expenses. During the nine month period the segment adjusted EBIT increased by 5% primarily due to lower VMS operating expenses and reductions in employee related expenses primarily due to cost savings and lower employee incentive compensation, partially offset by foreign exchange losses on Corporate and Other assets related to operations in Argentina.
FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of March 31, 2024. The following table summarizes cash activities:

	Nine months ended
	3/31/2024	3/31/2023
Net cash provided by operations	$355	$728
Net cash used for investing activities	(94)	(142)
Net cash used for financing activities	(382)	(526)
Operating Activities
Net cash provided by operations was $355 in the current nine month period, compared with $728 in the prior nine month period. The decrease was primarily driven by higher tax and employee incentive compensation payments in the current nine month period and an increase in working capital; partially offset by higher cash earnings in the current nine month period. The increase in tax payments made in the current period was primarily driven by payment of fiscal year 2023 income taxes previously deferred as a result of the relief provided by the IRS announced in January 2023 due to winter storms in California. The increase in working capital in the current nine month period is primarily due to decreased Accounts payable and accrued liabilities due to timing of payments.
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
Investing Activities
Net cash used for investing activities was $94 in the current nine month period, compared with $142 in the prior nine month period. The year-over-year decrease was mainly due to cash proceeds from the sale of the Argentina business, a sale-leaseback transaction and lower capital spending in the current nine month period.
Financing Activities
Net cash used for financing activities was $382 in the current nine month period, compared with $526 in the prior nine month period. The year-over-year decrease was mainly due to higher cash sourced from short term borrowings in the current nine month period.
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
Credit Arrangements
As of March 31, 2024, the Company maintained a $1,200 revolving credit agreement that matures in March 2027 (the Credit Agreement). There were no borrowings under the Credit Agreement as of March 31, 2024 and June 30, 2023, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar noncash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of March 31, 2024 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of March 31, 2024, the Company maintained $34 of foreign and other credit lines, of which $9 was outstanding.
Stock Repurchases and Dividend Payments
As of March 31, 2024, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. There were no share repurchases of common stock during both the three and nine months ended March 31, 2024 and 2023, respectively.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Dividends per share declared	$1.20	$1.18	$4.80	$4.72
Total dividends paid	148	146	446	437

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
Adjusted earnings (losses) before interest and income taxes (adjusted EBIT) represents earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental costs related to the cyberattack, asset impairments, charges related to the streamlined operating model, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions / divestitures and other nonrecurring or unusual items impacting comparability). The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. Management believes that the presentation of adjusted EBIT is useful to investors to assess operating performance on a consistent basis by removing the impact of the items that management believes does not directly reflect the performance of each segment's underlying operations. Adjusted EBIT margin is the ratio of adjusted EBIT to net sales.

	Reconciliation of earnings (losses) before income taxes to adjusted EBIT
	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
Earnings (losses) before income taxes	$(42)	$(245)	$123	$1
Interest income	(4)	(4)	(21)	(9)
Interest expense	22	24	69	69
Loss on divestiture (1)	240	—	240	—
Pension settlement charge (2)	—	—	171	—
Cyberattack costs (3)	8	—	57	—
VMS impairment (4)	—	445	—	445
Streamlined operating model (5)	10	21	13	44
Digital capabilities and productivity enhancements investment (6)	26	28	85	73
Adjusted EBIT	$260	$269	$737	$623
(1)Represents loss related to the divestiture of the Argentina business. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
(2)Represents costs related to settlement of the domestic qualified pension plan. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
(3)Represents incremental costs incurred as a result of the cyberattack the Company experienced beginning in the first quarter of fiscal year 2024. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
(4)Represents a noncash impairment charge relating to the VMS business. The Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s underlying operating results and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
(5)Represents restructuring and related implementation costs, net for the streamlined operating model. Due to the nonrecurring and unusual nature of these costs, the Company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company's operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.

NON-GAAP FINANCIAL MEASURES (Continued)
(6)Represents expenses related to the Company's digital capabilities and productivity enhancements investment. Due to the nature, scope and magnitude of this investment, these costs are considered by management to represent incremental transformational costs above the historical normal level of spending for information technology to support operations. Since these strategic investments, including incremental operating costs, will cease at the end of the investment period, are not expected to recur in the foreseeable future and are not considered representative of the Company's underlying operating performance, the Company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company's operations and is useful for period-over-period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management.
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
During the three months ended March 31, 2024 and 2023, the Company incurred approximately $26 and $28, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. During the nine months ended March 31, 2024 and 2023, the Company incurred approximately $85 and $73, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. The expenses relate to the following:

	Three months ended		Nine months ended
	3/31/2024	3/31/2023	3/31/2024	3/31/2023
External consulting fees (1)	$19	$22	$65	$58
IT project personnel costs (2)	2	2	6	4
Other (3)	5	4	14	11
Total	$26	$28	$85	$73
(1)Comprised of third-party consulting fees incurred to assist in the project management and end-to-end systems integration of this transformative investment. The Company relies on consultants for certain capabilities required for these programs that the Company does not maintain internally. These costs support the implementation of these programs incremental to the Company's normal IT costs and will not be incurred following implementation.
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

NON-GAAP FINANCIAL MEASURES (Continued)
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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three months ended March 31, 2024
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	(6)%	(4)%	(11)%	2%	(5)%
Add: Foreign Exchange	—	—	—	44	7
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	2	—
Organic sales growth / (decrease) (non-GAAP)	(6)%	(4)%	(11)%	48%	2%

	Nine months ended March 31, 2024
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	(3)%	(6)%	(6)%	2%	(3)%
Add: Foreign Exchange	—	—	—	27	4
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	1	—
Organic sales growth / (decrease) (non-GAAP)	(3)%	(6)%	(6)%	30%	1%
(1)Total Company includes Corporate and Other.
(2)The Argentina divestiture impact is calculated as net sales from the Argentina business after March 20, the divestiture date, until the end of the three and nine month periods for the year-ago periods.
CAUTIONARY STATEMENT
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements regarding the expected or potential impact of the Company’s operational disruption stemming from a cyberattack, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•our recovery from the cyberattack, unfavorable general economic and geopolitical conditions beyond our control, including supply chain disruptions, labor shortages, wage pressures, rising inflation, the interest rate environment, fuel and energy costs, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, such as COVID-19, terrorism, and unstable geopolitical conditions, including ongoing conflicts in the

CAUTIONARY STATEMENT (Continued)
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

CAUTIONARY STATEMENT (Continued)
•the COVID-19 pandemic and related impacts, including on the availability of, and efficiency of the supply, manufacturing and distribution systems for, the Company’s products, including any significant disruption to such systems; on the demand for and sales of the Company’s products; and on worldwide, regional and local adverse economic conditions;
•risks relating to acquisitions, new ventures and divestitures, and associated costs, including for asset impairment charges related to, among others, intangible assets, including trademarks and goodwill, in particular the impairment charges related to the carrying value of the Company’s VMS business and the divestiture of and related loss on sale from our operations in Argentina; and the ability to complete announced transactions and, if completed, integration costs and potential contingent liabilities related to those transactions;
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
No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On Monday, August 14, 2023, the Company disclosed it had identified unauthorized activity on some of its Information Technology (IT) systems; see Note 3 in the condensed consolidated financial statements in this Report. That activity began on Friday, August 11, 2023 and after becoming aware of it that evening, the Company immediately began taking steps to stop and remediate the activity. The Company also took certain systems offline and engaged third-party cybersecurity experts to support its investigation and recovery efforts. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in wide-scale disruptions to the Company’s business operations throughout the remainder of the first fiscal quarter of the fiscal year ending June 30, 2024.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2024.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2024	—	$—	—	$993 million
February 1 to 29, 2024	—	—	—	$993 million
March 1 to 31, 2024	—	—	—	$993 million
Total	—	—	—
(1)Average price paid per share in the period includes commission.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

THE CLOROX COMPANY
(Registrant)

DATE: April 30, 2024	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller