Form 10-K
period 2024-06-30
CLOROX CO /DE/
filed 2024-08-08
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
__________________

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	for the fiscal year ended	June 30, 2024
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________to__________.
	Commission file number:	1-07151
THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1221 Broadway, Oakland, California 94612-1888

(Address of principal executive offices) (ZIP code)

	(510)	271-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)		Name of each exchange on which registered
Common Stock – $1.00 par value	CLX		New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10d-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17.7 billion.
As of July 23, 2024, there were 123,861,545 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2024, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2024

PART I
This Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, among others, statements regarding the expected or potential impact of the Company’s operational disruption stemming from a cyberattack, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.
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
ITEM 1. BUSINESS
Overview of Business
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with fiscal year 2024 net sales of $7.1 billion and about 8,000 employees worldwide as of June 30, 2024. The Company has operations in approximately 25 countries or territories and sells its products in more than 100 markets, primarily through mass retailers; grocery outlets; warehouse clubs; dollar stores; home hardware centers; drug, pet and military stores; third-party and owned e-commerce channels; and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach, cleaning and disinfecting products; Pine-Sol® and Tilex® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Glad® bags and wraps; Fresh Step® cat litter; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Brita® water-filtration products; Burt’s Bees® natural personal care products; and Natural Vitality®, RenewLife®, NeoCell® and Rainbow Light® vitamins, minerals and supplements. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names. About 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, California, in 1913 and is incorporated in Delaware.
The Company's IGNITE strategy accelerates innovation in key areas of the business to drive growth and deliver value for all Company stakeholders. IGNITE focuses on four strategic choices aimed at fueling long-term, profitable growth; innovating consumer experiences; reimagining how the company and its people work; and continuously evolving the product portfolio. In addition, integrated environmental, social and governance (ESG) goals help drive long-term value for the Company and its stakeholders.
Business Performance
Guided by its IGNITE strategy and underpinned by its enduring values, the Company remained focused on making significant investments in its strong brands, strategic digital capabilities and streamlined operating model to drive long-term value creation.
The Company entered fiscal year 2024 having delivered strong execution against its IGNITE goals during the prior fiscal year. In August 2023, a cyberattack created significant disruption to the Company's operations. Together with factors such as continued inflation, a consumer who remains under pressure and economic volatility in certain geographic markets, this created a dynamic operating environment as the Company continued its efforts to drive growth, rebuild margin and deliver transformation.

Despite these headwinds, in fiscal year 2024 the Company has recovered from the cyberattack while advancing its goals to build a stronger, more resilient company. While net sales decreased mainly due to the disruptions caused by the cyberattack, the Company rebuilt gross margin primarily due to the benefit of pricing actions and continued positive returns from its trademark cost savings program. Diluted net earnings per share (EPS) increased 88% compared to the year-ago period, largely driven by a lapping noncash impairment charge in the Better Health Vitamins, Minerals and Supplements (VMS) business from the year-ago period, partially offset by the loss relating to the divestiture of the Argentina business, continued investments in the Company's long-term strategic digital capabilities and productivity enhancements and charges relating to implementation of the Company's streamlined operating model.
The Company also launched numerous innovations and new products in fiscal year 2024, including seven new Hidden Valley Ranch flavors, a new lineup of Pine-Sol concentrated multi-surface cleaners, new Scentiva Disinfecting Mist and Toilet Bowl Cleaning Gel, Clorox Toilet Bomb Foaming Toilet Bowl Cleaner, Kingsford High Heat and Low and Slow charcoal briquettes and the Brita Refillable Water Filtration System.
In March of 2024, the Company completed the divestiture of its Argentina business, which consisted of its production plants in Argentina as well as the rights to the Company's brands in Argentina, Uruguay and Paraguay. The transaction is in support of the Company's IGNITE strategy and the commitment to evolve its portfolio to increase focus on its core business to drive more consistent, profitable growth.
The Company's transformation efforts continued throughout fiscal year 2024. As announced in August 2021, the Company plans to invest in transformative technologies and processes over a five-year period. This investment began in fiscal year 2022, and includes replacement of the Company's enterprise resource planning system and transitioning to a cloud-based platform as well as the implementation of a suite of other digital technologies. The total incremental transformational investment is expected to be $560 to $580 million, compared to the previous estimate of approximately $500 million. The increased estimate includes impacts from delays as a result of the cyberattack. The implementation timeline is unchanged. It is expected that these implementations will generate efficiencies and transform the Company's operations in the areas of supply chain, digital commerce, innovation, brand building and more over the long term.
In fiscal year 2024, the Company completed the implementation of its streamlined operating model to help meet its objectives of driving growth and productivity. The streamlined operating model is expected to enhance the Company's ability to respond more quickly to changing consumer behaviors and innovate faster. The implementation of this new model resulted in the reduction of certain staffing levels and is expected to achieve cost savings of approximately $100 million annually.
Clorox continued to work toward its environmental, social and governance (ESG) goals, which are embedded into the IGNITE strategy and throughout the business. The Company prioritizes greenhouse gas emission reductions and reducing plastic and other waste. Clorox continues to invest in talent development initiatives across all levels and functions. Through both funding and employee volunteering, The Clorox Company Foundation extends Clorox’s people-centered impact by promoting well-being and inclusivity within communities. The Foundation works to support communities on important matters including health and safety, education and racial justice.
The Company has been broadly recognized throughout fiscal year 2024 for its integrated ESG efforts. For the second consecutive year, Clorox earned the top ranking on Barron’s 100 Most Sustainable U.S. Companies list, which considers a number of metrics, including activities in support of sustainability, employee experience, inclusive representation and corporate governance structure. The Company was also recognized by Fortune as One of America's Most Innovative Companies and listed as One of The Most Trustworthy Companies in America by Newsweek. Clorox was also named to Wall Street Journal's 250 Best Managed Companies and Newsweek's America's Most Responsible Companies and America's Greenest Companies lists.
Clorox also continued its longtime commitment to providing value to shareholders through regular dividends. During fiscal year 2024, the Company paid $595 million in dividends to shareholders. In July 2024, Clorox announced an increase of 2% in its quarterly dividend — the 22nd consecutive year it has done so.
For fiscal year 2025, Clorox will continue to invest in its brands and capabilities to build a stronger, more resilient company that delivers consistent, profitable growth over time.
For additional information on recent business developments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Exhibit 99.1, incorporated herein by reference.

Financial Information about Operating Segments and Principal Products
The Company operates through strategic business units (SBUs) which are organized into operating segments. Operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International.Operating segments not aggregated into a reportable segment are reflected in Corporate and Other. The four reportable segments consist of the following:
•Health and Wellness consists of cleaning, disinfecting and professional products marketed and sold in the United States. Products within this segment include home care cleaning and disinfecting products and laundry additives, primarily under the Clorox, Clorox2, Pine-Sol, Scentiva, Tilex, Liquid-Plumr and Formula 409 brands; professional cleaning and disinfecting products under the CloroxPro and Clorox Healthcare brands; and professional food service products under the Hidden Valley brand.
•Household consists of bags and wraps, cat litter and grilling products marketed and sold in the United States. Products within this segment include bags and wraps under the Glad brand; cat litter primarily under the Fresh Step and Scoop Away brands; and grilling products under the Kingsford brand.
•Lifestyle consists of food, water-filtration and natural personal care products marketed and sold in the United States. Products within this segment include dressings, dips, seasonings and sauces, primarily under the Hidden Valley brand; water-filtration products under the Brita brand; and natural personal care products under the Burt’s Bees brand.
•International consists of products sold outside the United States. Products within this segment include laundry additives; home care products; bags and wraps; cat litter; water-filtration products; professional cleaning and disinfecting products; natural personal care products; food; grilling products and digestive health products marketed primarily under the Clorox, Glad, Poett, Brita, Burt's Bees, Pine-Sol, Ever Clean, Clorinda, Chux and Fresh Step Brands.
The Company’s products are marketed and sold globally. The following table provides the Company’s global product lines, which were sold in the United States (including products sold in the Professional Products SBU) and internationally, that accounted for 10% or more of consolidated net sales for the fiscal years ended June 30:

	2024	2023	2022
Cleaning products	43%	42%	42%
Bags and wraps	15%	16%	16%
Food products	11%	11%	11%
Cat litter products	10%	10%	9%
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
Sources and Availability of Raw Materials
The Company purchases raw materials from numerous unaffiliated U.S. and international suppliers, some of which are sole source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard, soybean oil, solvent, derivatives of amines and other chemicals and agricultural commodities. Raw materials were generally available during fiscal year 2024 with minimal constraints. While the Company does not expect supply constraints in fiscal year 2025, supply risk may result from external factors outside of the Company's control.
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
Customers
Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 25%, 26% and 25% of consolidated net sales for each of the fiscal years ended June 30, 2024, 2023 and 2022, respectively, and occurred across all of the Company’s reportable segments. No other individual customer accounted for 10% or more of the Company’s consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2024, 2023 and 2022.
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
The Company’s purpose and values also are fully embedded in its IGNITE strategy, which accelerates innovation in key areas of the business to drive growth and deliver value for all Company stakeholders. IGNITE focuses on four strategic choices aimed at fueling long-term, profitable growth; innovating consumer experiences; reimagining how the Company and its people work; and continuously evolving the product portfolio. In addition, integrated goals for ESG performance promote healthy lives, a clean world and thriving communities, all supported by strong corporate governance.

Workforce
As of June 30, 2024, the Company employed about 8,000 people worldwide, with 76% in the United States and 24% working outside the United States. Clorox's U.S. workforce includes 47% nonproduction employees and 53% production employees, while the workforce outside the United States includes 62% nonproduction employees and 38% production employees. The number of employees during fiscal year 2024 was impacted by the divestiture of the Company's Argentina business and the implementation of the streamlined operating model.
Inclusion, Diversity, Equity & Allyship (IDEA)
People are essential to Clorox's efforts to drive growth and deliver value for all stakeholders. One of the ways the Company puts people at the center is through its continued commitment to inclusion, diversity, equity and allyship. This work builds a workplace that values diverse backgrounds, experiences and perspectives to create stronger teams, unlock more innovation and – ultimately – contribute to greater success both individually and collectively.
In fiscal year 2024, Clorox continued to make strides on its IDEA journey by prioritizing three focus areas - building teams comprised of diverse backgrounds and perspectives, fostering inclusion and allyship to establish a culture where people can be their best selves, and engaging with the Company's multicultural consumer base through purposeful brands.
Clorox continues to conduct annual pay equity analyses for non-production employees in addition to monitoring pay trends throughout the year. This effort proactively identifies potential discrepancies and helps to ensure each employee is compensated fairly, regardless of race, ethnicity or gender.
More than a dozen employee resource groups (ERGs) help drive inclusion within Clorox and foster belonging, in part through greater understanding of different backgrounds and perspectives. These groups are an important forum for talent recruiting and retention, professional development and open dialog that strengthens the Company’s workplace culture and, through regular volunteer opportunities, the communities employees call home. The ERGs also serve the business by serving as internal focus groups, inspiring product innovations, accelerating product placement plans and deepening knowledge of the Company's multicultural consumer base.
The Company was named by Forbes to its 2023 list of The World’s Top Companies for Women and as One of America’s Best Employers for Diversity.
Workforce diversity. As of June 30, 2024, people of color1 represented 42% of Clorox's total U.S. workforce, 24% of U.S. senior executives, 35% of U.S. managers2, 51% of other U.S. nonproduction employees and 44% of U.S. production employees. Women made up 36% of the Company's global workforce, 48% of global senior executives, 50% of global managers, 57% of other global nonproduction employees and 19% of global production employees.
Board and leadership diversity. As of June 30, 2024, the Clorox Executive Committee was composed of 54% women, including Chair and Chief Executive Officer Linda Rendle, and 15% people of color. Additionally, 50% of the board are women and 25% are people of color, with the Nominating, Governance and Corporate Responsibility Committee (NGCRC) and the Audit Committee chaired by people of color. The Company's NGCRC chair is also a woman.
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
Additionally, supported by its strategic investment in digital transformation and related productivity enhancements, the Company continues to strengthen new ways of working, such as hybrid work experiences as well as implementing new tools and technologies that allow employees to collaborate more effectively, work smarter and make faster, more informed decisions.
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

Finally, in order to attract key prospective talent and continue to advance Clorox as an employer of choice, the Company continues to invest in its employer value proposition and career development and talent acquisition strategies.
Employee Engagement and Retention
In support of its efforts to actively listen to its workforce, engage in effective two-way dialog and embrace continuous improvement, Clorox conducts both annual and periodic pulse surveys. The Company surveys its employees to assess their perception of Clorox as a place to work as well as their views of leadership, the Company's IGNITE strategy and related transformation, sense of inclusion and more. In fiscal year 2024, just over 82% of employees said they feel engaged at Clorox, which was consistent with the Company's fiscal year 2023 results and above the 50th percentile for Fortune 500 and industry benchmarks3. Company leadership then uses the engagement survey results to develop and deploy related action plans aimed at addressing employee feedback, strengthening the overall workplace culture and, importantly, retaining top talent.
Employee Safety and Well-Being
As a health and wellness company dedicated to helping people be well and thrive every single day, Clorox takes a holistic approach to caring for its employees, with benefits and programs designed to support physical, mental and financial well-being.
Consistent with its core value of putting people at the center, the Company invests in workplace safety through a combination of education, training and related policies, while operating in compliance with applicable regulations, including Occupational Safety and Health Administration (OSHA) guidelines in the United States. In fiscal year 2024, the Company’s reportable incident rate (RIR) was 0.47. This was significantly lower than the 3.2 average RIR for goods-producing manufacturing companies in 2022, which is the latest available data from the U.S. Bureau of Labor Statistics4.
The Company has continued to prioritize the mental health of its employees, partnering with external vendors to provide free and confidential mental health and lifestyle services as well as other related resources, tools and forums to employees and their families.
The Company also provides parents with support such as paid parental leave, adoption resources, family-forming benefits and subsidized childcare.
To support employees' financial well-being, the Company provides competitive compensation – including short- and long-term incentives – to attract and retain top talent. In addition, Clorox supports its employees' retirement readiness by contributing up to 10% of an employee's annual salary to their 401(k) plan each year and offering third-party financial planning services.
Societal Well-Being
In fiscal year 2024, The Clorox Company Foundation continued to support the Company’s purpose of championing people to be well and thrive every single day by focusing on programs in three key areas: community wellness, disease prevention and disaster relief and preparedness.
Since its inception in 1980, the Foundation has awarded cash grants to nonprofit organizations, schools and colleges across the globe. The Foundation provides cash grants (including matching employee donations) to support communities on important matters including health and safety, education and racial justice. The Company also provides product donations while implementing cause marketing programs to nonprofit organizations in support of causes that are consistent with the Company's brands' purposes. The Company continues to embrace and support employee volunteerism, recognizing the value it brings to the communities it serves and in fostering a culture of giving back. For every hour employees spend volunteering outside of work, they receive $10, allowing them to contribute up to $300 annually to the nonprofit organization of their choice.
ENVIRONMENTAL SUSTAINABILITY
Clorox has continued to work toward its ESG goals, which are embedded in the IGNITE strategy and throughout the business. Its IGNITE environmental goals prioritize taking climate action and reducing plastic and other waste by reducing virgin plastic and fiber packaging; increasing recyclable, reusable or compostable packaging; increasing post-consumer recycled plastic in packaging; and reducing waste to landfill in our global facilities and plants.
3 Employee engagement surveys may vary across companies on a year-to-year basis.
4 The Company's fiscal year 2024 RIR of 0.47 means that for every 100 full-time equivalent Clorox employees globally, the Company averaged less than one reportable incident during the past year. The criteria used to determine RIR follows the U.S. Department of Labor’s OSHA guidelines and is applied globally. The RIR does not include workers at offices with fewer than 10 employees, but it does include remote workers.

As part of its climate action goals, the Company set science-based targets to reduce scopes 1 and 2, and elements of scope 3 greenhouse gas emissions by 2030 from a 2020 baseline year, which have been approved by the Science Based Targets initiative, and committed to net-zero greenhouse gas emissions by 2050. To contribute to its scopes 1 and 2 greenhouse gas emission reduction goal, which the Company achieved, the Company has committed to maintain 100% electricity from renewable energy for its U.S. and Canada operations. The Company entered into two virtual power purchase agreements as an integral part of that commitment.
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
Business and Industry Risks
Unfavorable and uncertain general economic and geopolitical conditions beyond the Company's control could negatively impact its financial results.
Unfavorable general economic factors that are beyond the Company's control have materially adversely affected, and could continue to materially adversely affect, its business, results of operations, financial condition and liquidity. These factors include, but are not limited to, supply chain disruptions, labor shortages, wage pressures, ongoing elevated levels of inflation, recession and economic slowdown, as well as housing markets, consumer credit availability, consumer debt levels, fuel and energy costs (for example, the price of gasoline or alternative energy sources), rising interest rates, tax rates and policy, unemployment trends, the impact of natural disasters, pandemics/epidemics, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for the Company's products and other matters that influence consumer demand, spending and preferences that could impact the demand for the Company's products and negatively impact its net sales and results of operations.
In addition, geopolitical instability, including the conflicts in Ukraine and the Middle East and rising tensions between China and Taiwan, actual and potential shifts in U.S. and foreign trade, economic and other policies, including as a result of escalating trade tensions between the U.S. and its trading partners, including China, as well as other global events, have significantly increased global macroeconomic uncertainty and volatility. Sustained macroeconomic uncertainty and volatility and geopolitical instability, including relating to the results of elections, could undermine global consumer confidence and could continue to reduce consumers’ purchasing power, thereby reducing demand for the Company's products, and continue to disrupt global supply chains, impacting the availability and cost of transportation, logistics, raw materials, commodities, labor and packaging. This uncertainty and volatility also make it difficult for the Company, as well as its customers, suppliers, distributors and business partners to anticipate the resulting impacts and to accurately forecast and plan future business activities, which may, in turn, cause customers to limit their purchase orders or affect their ability to pay amounts owed to the Company in a timely manner or at all, or adversely affect its business partners' ability to supply or provide services. These situations are evolving, and there is significant uncertainty as to their full or related impacts on the global economy and geopolitical relations, in general, and on the Company’s business, in particular. These geopolitical conflicts and tensions may also heighten other risks disclosed in this Report, any of which could have an adverse impact on the Company’s business, results of operations, cash flows and/or financial condition.
The Company has experienced, and expects to continue to experience, the indirect impacts of the conflicts in Ukraine and the Middle East, including increases in the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges, and it is not possible to predict the broader or longer-term consequences of these conflicts or the sanctions and export controls imposed in response to each conflict. The situation continues to evolve and significant uncertainties regarding the full impact of these conflicts or the related impacts on the global economy and geopolitical relations remain.
Increasing unfavorable macroeconomic and geopolitical conditions have caused, and may also lead to, recession risk, increased credit and collectability risks, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, asset impairments, declines in the value of the Company's financial instruments, and failures of counterparties including financial institutions and insurers. If any financial institution party to the Company's credit or other financing arrangements were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with the Company, which could result in reduced borrowing capacity. In addition, if any parties with which the Company conducts business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to continue to fund their business and perform their obligations to the Company could be adversely affected. Any of these factors could negatively and materially impact the Company's business, financial condition, and results of operations.
Sales growth objectives may be difficult to achieve, and market and category declines and changes to the Company’s product and geographic mix may adversely impact the Company’s financial condition and results of operations.
A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2024, 84% of the Company’s net sales were attributable to U.S. markets, including U.S. territories. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, including as part of its IGNITE Strategy, expand into new products and categories, channels and countries, invest in its established brands and enhanced merchandising, grow categories with retailers and capture market share from competitors. The Company has implemented price increases and may implement additional price increases in the future, including to account for increasing costs, which may adversely affect sales volumes. In addition, competitors may or may not take competitive actions, which may lead to sales declines and loss of market share. If the Company is unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow its product categories, effectively adopt and leverage existing and emerging technologies, such as artificial intelligence or machine learning, and/or develop, acquire or successfully launch new products or brands, it may not achieve its sales growth objectives. Furthermore, a general decline in the markets for certain product categories has had and may in the future have a negative impact on the Company’s financial condition and results of operations. In addition, changes to the mix of products that the Company sells, as well as the mix of countries in which its products are sold, may adversely impact the Company’s net sales, profitability and cash flow.
The changing retail environment and changing consumer preferences could adversely affect the Company’s business, financial condition and results of operations.
The Company’s sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels, in addition to e-commerce channels. Alternative retail channels, including hard discounters, subscription services and buying clubs, have become and may continue to be more prevalent and popular than traditional retailers. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer behavior or preferences (as consumers increasingly shop online and via mobile and social applications) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. Further, consumer preferences continue to evolve due to a number of factors, including inflation which could cause consumers to purchase a smaller pack or quantity of a product or a lower priced alternative to the Company's products; fragmentation of the consumer market and changes in consumer demographics, which includes the aging of the general population and the emergence of millennial and younger generations who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding ESG practices of manufacturers, including the environmental impacts of products and the sourcing and sustainability of packaging materials, such as single-use plastics; a growing demand for natural or organic products and ingredients; evolving consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products; changing consumer sentiment toward non-local products or sources; and changing perceptions of environmental impacts (including packaging, energy and water use and waste management). Any significant changes in consumer preferences or behavior, such as time spent at home or in shared public spaces, could materially and/or negatively impact demand for the Company's products and, in turn, the Company's net sales and results of operations. Consumer preferences are also influenced by perception of the brand image of the Company and its products, the success of advertising and marketing campaigns, the Company’s ability to engage with consumers in the manner they prefer, including through the use of digital media or assets, and the perception of the Company’s advertising, use of social media and engagement in political and social issues, and geopolitical events. If the Company is not successful in continuing to adapt to rapidly changing consumer preferences and market dynamics or expanding sales through e-commerce retailers or alternative retail channels, consumers may reduce the purchase of the Company's products, which could negatively impact its business, financial condition and results of operations. In addition, e-commerce and alternative retail channels may create significant pricing pressures for consumer goods, presenting additional challenges to increasing prices in response to commodity or other cost increases in all of the channels into which the Company sells. If these e-commerce and alternative retail channels were to take significant market share away from traditional retailers and/or the Company is not successful in these channels or business models, its net sales and results of operations may be materially and negatively impacted.
The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow.
The Company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the Company’s products compete with other widely advertised, promoted and merchandised brands within each product category. The Company also faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. Increased purchases of “private label” products or other lower priced brands could negatively impact net sales of the Company’s higher-margin products or there could be a shift in product mix to lower-margin offerings, especially at a time of ongoing inflationary pressure, and this would negatively impact its net earnings and profits. The Company’s products generally compete on the basis of product performance, brand reputation and recognition, image and price, thereby requiring substantial expenditures for advertising, sales promotion and trade merchandising to gain and maintain market position. The Company is also increasingly using digital media marketing and promotional programs to reach consumers. If the Company’s advertising, marketing and promotional programs, including its use of digital and social media, are not effective or adequate, the Company’s net sales may be negatively impacted.
Some of the Company’s competitors are larger than the Company and have greater financial resources. These competitors, as well as new market entrants, may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly, adopt new technology, such as artificial intelligence and machine learning, more quickly and successfully, and respond more effectively to changing business and economic conditions and consumer preferences than the Company can. Heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market may result in more aggressive product claims and marketing challenges, increased promotional spending and geographic expansion, and marketing of new products. Furthermore, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced sales, margins and/or net earnings.
Harm to the Company’s reputation or the reputation of one or more of its leading brands or products could have an adverse effect on the business, financial condition and results of operations.
Maintaining a strong reputation with consumers, customers and trade and other third-party partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve its reputation such as ethics and compliance, brand protection, product safety and quality, and enterprise risk management, and has published ESG goals, including relating to environmental impact and sustainability and inclusion and diversity, as part of its IGNITE Strategy. The Company could be the subject of negative publicity in spite of or as a result of these efforts, including relating to product safety, quality or efficacy, ingredients or substances present or allegedly present in the Company’s products or packaging, or ESG and related issues, including if the Company is not successful in achieving its ESG goals or provides inaccurate information. In addition, the Company’s products have, in the past, and could, in the future, face withdrawal, recall or other quality issues, which could lead to decreased demand for and reputational damage to the related brands. The Company’s products, especially its dietary supplement and related products, are dependent on consumers’ perception of their efficacy, safety and quality. Emerging studies have, in the past, and could, in the future, prove or allege that ingredients or substances that are present or allegedly present in the Company's products, the products themselves, or similar products of other companies, are ineffective or harmful to consumers. The Company also licenses certain of its brands to third parties. Such licenses and partnerships may create additional exposure for those brands to product safety, quality, sustainability and other concerns.
Widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of information and misinformation. Negative publicity, posts or comments about the Company, its brands, its products, its marketing activities, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media or in other formats. Additionally, marketing initiatives may not have the desired effect on a brand’s or product’s image. Such events, if they were to occur, could harm the Company’s image and adversely affect its business, financial condition and results of operations, as well as require resources to rebuild the Company’s reputation.
In addition, the legal, regulatory and ethical landscape around the use of artificial intelligence and machine learning is rapidly evolving. The Company’s ability to adopt this emerging technology in an effective and ethical manner may impact its reputation and ability to compete, and this technology could be, among other things, false, biased, or inconsistent with the Company’s values and strategies. Further, the use of generative artificial intelligence tools may compromise confidential or sensitive information, put the Company’s intellectual property at risk, or subject the Company to claims of intellectual property infringement, all of which could damage the Company's reputation.
Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.
A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 25%, 26% and 25% of consolidated net sales for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, and occurred across all of the Company’s reportable segments. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2024, 2023 and 2022, and a significant portion of the Company’s future revenues may continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry, a shift of shelf space to “private label” or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm the Company’s net sales or net earnings, and reduce the ability of the Company to offer new, innovative products to consumers. Any loss of a key customer or a significant reduction in net sales to a key customer of the Company or a business unit could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the use of the latest technology by its customers regarding pricing may lead to category pricing pressures. Consistent with the ongoing variability in information technology (IT) systems industry-wide, the Company's IT platforms may not be fully compatible at all times with those used by its customers and may not be able to respond to customer data or technology demands.
With the growing trend towards retailer consolidation, both in the U.S. and internationally, the continued growth of e-commerce and the integration of traditional and digital operations at key retailers, the Company is increasingly dependent on certain retailers. This trend has resulted in the increased size and influence of large consolidated retailers, who have in the past changed, and may in the future change, their business strategies; demand lower pricing or higher trade discounts; impose other burdensome requirements on product suppliers; or move away from branded products to "private label." These large consolidated companies could also exert additional competitive pressure on the Company’s other customers, which could in turn lead to such customers demanding lower pricing, higher trade discounts or special packaging or imposing other onerous requirements on the Company. If a significant customer ceases doing business with or materially decreases its purchase of the Company's products, the Company’s business, financial condition and results of operations may be harmed.
The Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. Accordingly, customers could reduce their purchasing levels or cease buying products from the Company at any time. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases, causing the Company’s net sales and net earnings to decline. Furthermore, unfavorable market conditions or competitive pressures may cause customers to reevaluate the number and mix of brands they sell, resulting in lower purchases of the Company’s products by these customers. The Company may also modify key customer credit limits due to customer financial strength, which may have an adverse impact on future sales.
The Company may not successfully introduce new products and line extensions, or expand into adjacent categories and countries, which could adversely impact its financial condition and results of operations.
The Company’s future performance and growth depends on innovation and its ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter or expand into adjacent product categories, sales channels or countries. The Company’s ability to anticipate changes in consumer preferences and quickly innovate in order to adapt its products (including product packaging, environmental impact and sustainability profile) to meet changing consumer demands and/or evolving regulatory requirements is essential, especially in light of the reduction in barriers for even small competitors, and these innovations may result in increased costs. This risk is further heightened by the continued evolution of consumer needs, habits and preferences as a result of shifts in U.S. demographics. The Company cannot be certain that it will successfully achieve its innovation goals. New product and product packaging development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, not only incur substantial capital expenditures but also contain inherent risks. These risks include product development or launch delays, noncompliance with applicable laws or regulations, or infringement of third-party intellectual property, any of which could result in the Company not being first to market, and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. In addition, success in launching new products is also dependent on the Company’s ability to deliver effective and efficient marketing in an evolving media landscape (including digital), which is subject to dynamic and increasingly restrictive privacy requirements. The Company may not be able to fully recoup the cost of unsuccessful product introductions or may experience a decline in sales of existing products as a result of consumer adoption of its new products, both of which could materially adversely affect the Company’s business, net earnings, margins, financial condition and results of operations.
Loss of, or inability to attract, key personnel could adversely impact the Company’s business.
The Company’s success depends, in part, on its continuing ability to identify, hire, develop and retain highly qualified and diverse personnel. The Company's ability to attract and retain talent has been and may continue to be impacted by a number of factors, including employee morale, its reputation, competition from other employers and availability of qualified individuals in key geographic areas such as the San Francisco Bay Area, and challenges in the labor market, particularly in the U.S., which has increasing labor costs, sustained labor shortages, and changing worker and talent market expectations around flexible work models and relocation. Increased labor costs as a result of increased competition for employees, higher employee turnover rates, increased employee benefit costs, or labor union organizing efforts could increase the Company’s operating expenses, and its growth and results of operations could be adversely impacted.
The Company continues executing organizational change, which may impact hiring and retention efforts. Related activities to identify, hire and onboard qualified talent at increasing compensation costs may require significant time and expense which could further adversely affect the Company’s operations and financial results. The Company’s success also depends on its ability to retain its key personnel, including its executive officers and senior management team, and to continue to implement its succession plans for senior management and other key employees. The unexpected loss or unavailability of one or more of the Company’s key leaders could disrupt its business.
Acquisitions, new venture investments and divestitures may not be successful, which could have an adverse effect on the Company’s business, financial condition and results of operations.
In connection with its strategy, the Company expects to continue to seek acquisition, joint venture and investment opportunities. However, the Company may not be able to identify and successfully negotiate suitable strategic transactions at attractive prices. In addition, an increase in regulatory restrictions or continued market volatility could hinder the Company’s ability to execute strategic business activities including any acquisitions or investments. Furthermore, all acquisitions and investments entail numerous risks, including risks relating to the Company’s ability to:
•    successfully integrate acquired companies, brands, products, technologies, systems or personnel into the Company’s existing business operations in an effective, timely and cost-efficient manner;
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
•    identify and manage any legal or reputational risks that may predate or be associated with a transaction, which could negatively impact the Company following the consummation of such transaction; and
•    manage other unanticipated problems or liabilities, including relating to a system shutdown, service disruption, or cyberattack on an acquired company’s IT/operational technology (OT) systems.
Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales levels and profitability and cash flow expectations. Furthermore, acquisitions or ventures could also result in dilutive issuances of equity securities, the incurrence of debt, the assumption of contingent liabilities (such as those relating to advertising claims, environmental issues and litigation, negative reputational issues), an increase in expenses related to intangible assets, including trademarks and goodwill, and increased operating expenses, all of which could adversely affect the Company’s financial condition, margins and results of operations. Future acquisitions of foreign companies or new foreign ventures would subject the Company to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, tax or labor laws, government price controls, or repatriation of profits and liabilities relating to the Foreign Corrupt Practices Act (“FCPA”). In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, the Company may be required to record impairments of intangible assets. Any impairment charges could adversely affect the Company’s financial condition, margins and results of operations.
The Company has divested and may, in the future, divest certain assets, businesses or brands. A divestiture could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income or sales resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability and cash flow subsequent to any divestiture. If the Company is unable to complete a divestiture or successfully transition a divested business, including the effective management of the related separation and overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, its business and financial results could be negatively impacted. The Company may also be required to recognize impairment charges or other losses as a result of a divestiture. For example, in March 2024, the Company completed the sale of its Argentina business, which consisted of two production plants in Argentina as well as the rights to the Company’s brands in Argentina, Uruguay and Paraguay, and in July 2024, the Company entered into a definitive agreement to sell its Better Health VMS business. The Better Health VMS transaction is expected to close in the first quarter of fiscal year 2025. As a result of these transactions, the Company recorded a loss for the sale of its Argentina business in the third quarter of fiscal year 2024 and expects to record a loss for the sale of its Better Health VMS business during the first quarter of fiscal year 2025.
The Company may also encounter difficulty finding potential acquirers or other divestiture options on favorable terms.
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
The COVID-19 pandemic has affected and could continue to negatively affect the Company's business by causing or contributing to, among other things:
•Disruptions in business operations and in the ability of significant third-party vendors, manufacturers and other business partners, including customers, to meet their obligations to us;
•Worldwide, regional and local adverse economic and financial market conditions, all of which could impact the manufacturing operations of the Company or third-party partners;
•Adverse impacts on the supply chain, including manufacturing by the Company or third-party partners, due to raw material, packaging or other supply shortages, labor shortages or reduced availability of commercial transport and port operational disruptions; and
•Sustained labor shortages or increased turnover rates.
Although the World Health Organization and the federal government have declared an end to COVID-19 as a global and national health emergency, respectively, risks related to COVID-19 have adversely affected and may continue to adversely affect the Company’s business, results of operations, cash flows and financial condition.
Operational Risks
Failure of key technology systems, cyberattacks, privacy breaches or data breaches could have a material adverse effect on the Company’s business, financial condition, results of operations and reputation.
To conduct its business, the Company relies extensively on IT and OT systems, many of which are managed, hosted, provided and/or used by third parties and their vendors. These systems include, but are not limited to, programs and processes relating to communicating within the Company and with customers, consumers, business partners, investors and other parties; ordering and managing materials from suppliers; converting materials to finished products; receiving and processing purchase orders and shipping products to customers; processing transactions; storing, processing and transmitting data, including personal confidential information and historical payment card industry data; hosting, processing and sharing confidential and proprietary research, business and financial information; and complying with financial reporting, regulatory, legal and tax requirements.
On Monday, August 14, 2023, the Company disclosed it had identified unauthorized activity on some of its IT systems. That activity began on Friday, August 11, 2023 and after becoming aware of it that evening, the Company immediately began taking steps to stop and remediate the activity. The Company also took certain systems offline and engaged third-party cybersecurity experts to support its investigation and recovery efforts. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in wide-scale disruptions to the Company’s business operations throughout the remainder of the quarter ended September 30, 2023 and negatively impacted fiscal year 2024 results, though some of the anticipated net sales not recognized in the first quarter of fiscal year 2024 as a result of the disruptions were recognized in the later quarters of fiscal year 2024.
The impacts of these system disruptions included order processing delays and significant product outages, resulting in a negative impact on net sales and earnings. The Company has since transitioned back to automated order processing. The Company experienced lessening operational impacts starting in the second quarter of fiscal year 2024 and has since returned to substantially normalized operations. The cyberattack may also lead to additional regulatory scrutiny or litigation exposure.
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
The IT/OT systems of the Company, its customers, business partners, suppliers, and third-party providers have been, and will continue to be, subject to cyber-threats such as computer viruses or other malicious codes, security breaches, ransomware, unauthorized access attempts, business email compromise, cyber extortion, denial of service attacks, phishing, deepfakes, social engineering, unintentional or malicious actions of employees or contractors, hacking and other cyberattacks attempting to exploit vulnerabilities by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations. These activities may result in unauthorized access, disclosure and misuse of customer, employee, vendor, Company, or consumer information, including personal consumer information obtained through online and e-commerce sales, and online activities, including promotions, rebates and customer loyalty programs, as well as increased costs related to the Company’s involvement in investigations or notifications conducted by the Company’s business partners.
The Company has seen and may continue to see an increase in the number of such attacks, especially as the Company continues operating under a hybrid working model under which employees can work and access the Company’s technology infrastructure remotely. The rapid evolution and increased adoption of emerging technologies, such as artificial intelligence, may also increase the frequency and magnitude of cyberattacks on the Company and amplify its cybersecurity risks. In addition, while the Company has purchased cybersecurity insurance, costs related to a cyberattack may exceed the amount of insurance coverage or be excluded under the terms of its cybersecurity insurance policy. The Company may be unable to obtain cybersecurity insurance in amounts and on terms the Company views as appropriate for its operations.
The security efforts of the Company and its third-party providers may not prevent or timely detect future attacks and resulting breaches or breakdowns of its databases or systems. The Company has in place disaster recovery and business continuity plans to address these incidents, but if these plans or those of its third-party providers do not effectively resolve such breaches or breakdowns on a timely basis or at all, the Company may experience interruptions in its ability to manage or conduct business, as well as reputational harm, governmental fines, penalties, regulatory proceedings, and litigation and remediation expenses. The need to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, may complicate the Company’s efforts to address issues that arise. As a result, the Company is subject to the risk that the activities associated with its third-party service providers can adversely affect its business, financial condition and results of operations, even if the attack or breach does not directly impact its systems or information.
Cyber-threats and techniques are becoming more sophisticated and are constantly evolving, including through the use of emerging technologies such as artificial intelligence, and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. Continued geopolitical instability has also heightened the risk of cyberattacks. The Company has incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, including reporting requirements, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase the Company's cost of compliance and operation, limit its ability to grow its business or otherwise harm its business.

In addition, data breaches or theft of personal information collected by the Company and its third-party service providers as well as data breaches or theft of Company information and assets have occurred in the past and may occur in the future. The Company is subject to the laws and regulations of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, business partner or employee information or related data. These laws and regulations change frequently, and new legislation continues to be introduced and may include different standards and requirements, be interpreted and applied differently from jurisdiction to jurisdiction and create inconsistent or conflicting requirements. The changes introduced by data privacy and protection regulations increase the complexity of regulations enacted to protect business and personal data and they subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices. These laws and regulations also may result in the Company incurring additional expenses and liabilities in the event of unauthorized access to or disclosure of personal data.
Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may continue to negatively impact, the Company’s net earnings and cash flow.
Volatility and increases in the cost of raw materials, including resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard and other packaging materials, soybean oil, solvent, derivatives of amines, and other chemicals and agricultural commodities, and rapid increases in the cost of energy, transportation, labor and other necessary supplies or services, have harmed, and are likely to continue to harm, the Company’s results of operations. Significant inflationary pressures have impacted the Company's gross margin in fiscal years 2023 and, to a lesser extent, 2024, and it expects inflationary pressures to continue into fiscal year 2025.
Many of the raw and packaging materials and supplies used in the production of the Company's products are subject to price volatility and fluctuations in availability caused by many factors, including macroeconomic and geopolitical developments and uncertainty, supplier or transport capacity constraints, changes in supply and demand, weather conditions and natural disasters (including the potential effects of climate change, which could also pose physical risks to the Company's facilities as well as those of its key external manufacturers and suppliers), fire, growing and harvesting conditions, energy costs, health epidemics, pandemics or other contagious outbreaks, labor shortages, currency fluctuations, governmental actions (including import and export requirements such as new or increased tariffs, sanctions, quotas or trade barriers), port congestions or delays, cybersecurity incidents or other disruptions, loss or impairment of key manufacturing sites, acts of terrorism and other factors beyond the Company's control.
The Company has also experienced and may continue to experience disruption in its manufacturing operations and supply chain, as a result of the factors set forth above. Although the Company is unable to predict the impact on its ability to source raw and packaging materials and services in the future, it expects limited supply pressures and market disruptions to continue into fiscal year 2025. If such cost pressures are incurred or exceed the Company’s estimates and the Company is not able to increase the prices of its products (or sustain such price increases) or achieve cost savings to offset such cost increases, its margins would be harmed. Sustained price increases may also lead to declines in sales volumes and loss of market share, as competitors may not adjust their prices or customers may decide to purchase a lower-priced alternative. The Company’s projections may not accurately predict the volume impact of price increases, which could adversely affect its business, financial condition and results of operations.
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
The Company has a complex global network of suppliers that may, in the future, expand and further evolve in response to market conditions. The Company also relies on a number of single-source suppliers for certain commodities and raw material inputs, including packaging, product components, finished products and other necessary supplies. The Company has experienced and could continue to experience material disruptions in production and other supply chain issues, including as a result of supply chain dependencies, which could result in out-of-stock conditions. The Company has business continuity and disaster recovery plans to address disruptions to the manufacturing or sourcing of products or raw materials, and these plans may not be sufficient. Significant disruptions have and could, in the future, interrupt product supply and, if not remedied in a timely manner or at all, could have an adverse impact on the Company's business, results of operations, cash flows and financial condition.

The Company also requires new and existing suppliers to meet its ethical and business partner standards. If the Company's existing or new suppliers fail to meet such standards or any other relevant governmental, industry, customer or Company standards; if the Company is unable to contract with suppliers on favorable terms or at the quantity, quality and price levels needed for its business; if any of the Company’s key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress; or if any environmental, economic or other outside factors impact its operations, the Company's business, results of operations, cash flows and financial condition could be adversely affected. In addition, the Company may increase production in-house and reduce its supply and manufacturing arrangements with third parties, which may lead to additional costs connected to such transition and unwinding of certain manufacturing relationships.
The Company is subject to risks related to its international operations and international trade.
In fiscal year 2024, 16% of the Company’s net sales were attributable to international markets. The Company has faced and will continue to face substantial risks associated with its foreign operations, including, but not limited to:
•    unfavorable and uncertain macroeconomic and geopolitical conditions and potential operational or supply chain disruptions as a result of these developments;
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
•    the imposition of tariffs, trade restrictions or sanctions, price, profit, capital or other government controls, labor laws, immigration restrictions, travel restrictions, including as a result of pandemics or epidemics, import and export laws or other government actions generating a negative impact on the Company’s business, including changes in trade policies that may be implemented and the impact of geopolitical events generally;
•    employment litigation related to employees, contractors and suppliers;
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
•    challenges relating to enforcement of or compliance with local laws and regulations and with U.S. laws affecting operations outside of the U.S., including without limitation, the FCPA and intellectual property laws and protections;
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
Reliance on third-party service providers could have an adverse effect on the Company's business.
The Company relies on third-party service providers for certain areas of its business operations, including aspects of the implementation of the Company’s transformational initiatives (such as its digital capabilities upgrade including enhancing operating efficiencies, transitioning to a cloud-based platform and replacing its enterprise resource planning system), IT, procurement, supply chain, manufacturing, certain finance and accounting functions, including financial reporting, and legal, regulatory and tax compliance. Failure by these third parties to meet their contractual, regulatory and other obligations to the Company, or failure to adequately monitor their performance, has in the past and could continue to result in the Company's inability to achieve expected cost savings or efficiencies and result in additional costs to correct errors made by such service providers. Depending on the function involved and despite the availability of contractual remedies against these providers, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to the Company’s reputation or have a negative impact on employee morale, all of which can adversely affect the Company’s business.
Legal and Regulatory Risks
Government regulations could impose material costs.
Generally, the manufacture, processing, formulation, packaging, labeling, storage, distribution, advertising and sale of the Company’s products and its business operations must comply with extensive federal, state and foreign laws and regulations, including, in the U.S., the Environmental Protection Agency, the Food and Drug Administration (including applicable current good manufacturing practice regulations), the Consumer Product Safety Commission, the Federal Trade Commission, and the Occupational Safety and Health Administration. There is also an increased risk of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls. Additionally, the Company could be subject to future inquiries or investigations by governmental and other regulatory bodies. Any determination that the Company’s operations or activities are not in compliance with applicable law could expose the Company to future impairment charges or significant fines, penalties or other sanctions that may result in a reduction in net income or otherwise adversely impact the business and reputation of the Company.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's multi-year phased upgrade to its digital capabilities will result in changes to its processes and procedures which, in turn, could result in changes to its internal controls over financial reporting, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and stockholder claims, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may also impact the Company’s effective tax rate and the Company’s results of operations. Changes in tax laws, including additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service or similar bodies of state, local and foreign governments could create uncertainty, impact the Company's recorded liability in future periods and have a material impact on the Company’s results of operations. For example, on December 20, 2021, the Organization for Economic Development released a set of model rules designed to ensure that large multinational enterprises pay a minimum 15% tax on income arising in each jurisdiction in which they operate. The model rules are known as the Global Anti-Base Erosion rules (GloBE rules) or “Pillar Two”. Many countries have agreed to implement Pillar Two, and the Company will be subject to Pillar Two in certain foreign jurisdictions beginning with its fiscal year ending June 30, 2025. The Company does not expect Pillar Two to materially impact its effective tax rate or cash flows. The Company will continue to monitor and evaluate new legislation and guidance, which could impact this assessment.
The, Company, because of the its extensive international operations, could be adversely affected by violations, or allegations of violations, of the FCPA and similar international anti-bribery laws. These anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. The Company cannot provide assurance that its internal controls policies and procedures that mandate compliance with these laws will protect the Company from reckless, intentional or unintentional criminal acts committed by its employees, joint-venture partners or agents. Alleged or actual violations of these laws could disrupt the Company's business and adversely affect its reputation and its business, financial condition and results of operations.
Federal, state and foreign governments may introduce new or expand existing legislation and regulations, or courts or governmental authorities could impose more stringent interpretations of existing legislation and regulations, affecting the Company’s operations, which may require the Company to increase its resources, capabilities and expertise in certain areas. For example, the Company is subject to regulations regarding the transportation, storage or use of certain chemicals to protect the environment, including as a result of evolving climate change standards, and is and may become subject to increased costs or mandatory funding or financial support requirements for recycling and waste management programs under extended producer responsibility regulation or laws, through plastic or packaging taxes, or restrictions on certain products and materials or on the use of certain types of packaging. Such regulations could negatively impact the Company’s ability to obtain raw materials or could increase its acquisition and compliance costs or cause the Company to contribute funds to recycling and other waste management infrastructure, thus making its products more costly, less competitive than other competitive products or reduce consumer demand. Furthermore, additional or amended legislation in the areas of ESG disclosure, healthcare reform, sustainability of packaging, including plastic packaging, executive compensation and corporate governance, could also increase the Company’s costs. The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions, which have and could continue to subject the Company to additional compliance costs.
If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to governmental or regulatory actions, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect its financial condition and results of operations. In addition, the Company markets and sells products that are subject to regulations relating to dietary supplements. In order to comply with any changes in these laws and regulations, including any changes that result from newly published clinical studies and emerging studies that may assert or prove that ingredients in the Company's products or the products themselves are ineffective or harmful to consumers, the Company may be required to make changes to product formulation, labeling or marketing claims, perform additional testing to substantiate its product claims, make costly changes in its manufacturing processes or supply chain or stop selling certain products until corrective actions have been taken. Any of these developments could increase the Company’s costs significantly, which could have a material adverse effect on the Company’s financial condition and results of operations.
ESG issues, including those related to climate change and sustainability, may have an adverse effect on the Company's business, financial condition and results of operations and could damage its reputation.
Companies across all industries are facing increasing scrutiny relating to their ESG policies. In particular, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, biodiversity, plastic waste, responsible sourcing and other sustainability concerns. Changing consumer preferences may also result in increased demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of the Company's products and their environmental impact on sustainability; a growing demand for natural or organic products and ingredients; or increasing consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. These demands could impact the profitability of some of the Company's products, cause it to incur additional costs, to make changes to its operations, or to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose the Company to market, operational and execution costs or risks. In addition, governmental and non-governmental organizations, investors, customers, consumers, employees and other stakeholders have placed increasing importance on ESG matters, such as animal welfare, labor and employment practices and human rights, and depending on their assessment of its ESG practices, certain investors may reconsider their investment in the Company, which may hinder the Company’s access to capital.
The Company is subject to climate-related transition risks, including increased energy costs due to increasing demand for alternative energy sources and new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG, such as extended producer responsibility, or environmental causes may result in increased compliance or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of the Company's products or an increase in operating costs. The Company may undertake additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand. The ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of the Company's control. For example, working towards achieving the Company's goals will require significant effort by and resources from the Company and stakeholders, including suppliers and business partners, governmental entities and the development and adoption of technology that may not currently exist or exist at scale. Lack of progress on or failure to achieve its ESG goals or a perception (whether or not valid) of its failure to act responsibly with respect to the environment and other sustainability matters, such as single-use plastic, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could lead to negative publicity, which could result in reduced demand for the Company’s products, damage to its reputation or increase the risk of litigation, regulatory proceedings, inquiries or investigations and could adversely affect the Company’s business and reputation.
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
In addition, the Company is, and may in the future become, the subject of, or party to, various pending or threatened legal actions, government investigations and proceedings relating to, among other things, advertising disputes with competitors, consumer class actions, including those related to advertising claims, labor claims, breach of contract claims, antitrust litigation, securities litigation, premises liability claims, data privacy and security disputes, employment litigation related to employees, contractors and suppliers, including class action lawsuits, and litigation in foreign jurisdictions. The Company has been, and may in the future be, subject to additional claims, proceedings and actions with respect to its dietary supplements products. In general, claims made by or against the Company in litigation, investigations, disputes or other proceedings have been and may in the future be expensive and time-consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect its business, financial condition and results of operations and harm its reputation. While it is not possible to predict the final resolution of any current or future litigation, investigations, disputes or proceedings and any reserves taken in connection therewith may not be consistent with their final resolutions, the impact of these matters, including any reserves taken in connection with such matters, on the Company’s business, financial condition and results of operations could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these matters.
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
The Company is currently involved in or has potential liability with respect to the remediation of past contamination in the operation of some of its current and former facilities. In addition, some of its present and former facilities have or had been in operation for many years and, over that time, some of those facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that those sites, as well as disposal sites owned by third parties to whom the Company has sent waste, may be identified and become the subject of remediation. In addition, the Company also handles and/or transports hazardous substances, including but not limited to chlorine, at some of its international production facilities. A release of any hazardous substances, whether in transit or at the Company’s facilities, due to accident or an intentional act, could result in substantial liability and business disruptions. The Company could also become subject to additional environmental liabilities in the future, whether as a result of new laws and regulations or otherwise, that could result in a material adverse effect on its financial condition and results of operations.
The Company had a recorded liability of $28 million as of both June 30, 2024 and 2023 for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. Two matters, relating to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California and another relating to former operations in Dickinson County, Michigan account for a significant portion of the recorded liability. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the ability of third parties to pay their share of the response and remediation obligations, the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies, and the Company’s exposure may exceed the amount recorded for these matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.
Failure to effectively utilize, successfully assert or successfully defend, the Company’s intellectual property rights could impact its competitiveness. If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights, its competitiveness could be negatively impacted.
The Company's intellectual property rights are a significant and valuable aspect of its business, and the Company utilizes trademark, trade secret, copyright, and patent laws to protect its brands, products, product packaging, goodwill, inventions and confidential information. If the Company fails to obtain, perfect, enforce, or adequately protect its intellectual property rights; license intellectual property rights necessary to support new product introductions and product innovations; or if changes in laws diminish or remove the current legal protections available to them, the competitiveness of the Company’s products may be eroded and its business could suffer. The Company also licenses certain of its brands to third parties, including for the co-development of products or devices, or promotion and sales relationships with companies in industries operating in public spaces. These licensees' actions or inaction may dilute or diminish the value of the Company’s brands and products in the marketplace, or create additional exposure to litigation, investigations, disputes or other proceedings, as well as product safety, quality, sustainability and other concerns.
The Company could come into conflict with third parties over intellectual property rights, including to assert and defend those rights, which could result in costly and disruptive litigation. If the Company is found to have violated a third party’s intellectual property rights, the Company may be required to cease use of such intellectual property and pay a substantial amount for past infringement or for continued use of those intellectual property rights. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company through stockholder proposals or otherwise. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees, and any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that the Company needs a change in the direction of its business, or the perception that the Company is unstable or lacks continuity, which may be exploited by its competitors, cause concern to its current or potential customers, and make it more difficult for the Company to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business. In addition, actions of activist stockholders may cause significant fluctuations in the Company's stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of its business.
The Company's amended and restated bylaws designate specific courts as the exclusive forum for certain stockholder litigation, which could limit the Company's stockholders’ ability to obtain a judicial forum of their choice.
The Company's amended and restated bylaws provide that, unless it consents in writing to the selection of an alternative forum, the state courts of Delaware (or if no state court has jurisdiction, the federal district court of the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for certain types of actions or proceedings under Delaware statutory or common law. The choice of forum provision in the Company's bylaws does not waive its compliance with its obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or by the Securities Act.
The Company's exclusive forum provision may limit the ability of its stockholders to bring a claim in a judicial forum of such stockholders’ choice for disputes with the Company or its directors, officers or employees, which may discourage such lawsuits, even though an action, if successful, might benefit its stockholders. If a court were to find the exclusive forum provision either to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, all of which may increase costs of litigation. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company's capital stock will be deemed to have notice of, and consented to, the provisions of its amended and restated bylaws described in the preceding sentences.
Financial and Economic Risks
Profitability and cash flow could suffer if the Company is unable to generate anticipated cost savings, successfully implement its transformational initiatives or strategies, or efficiently manage supply chain and manufacturing processes.
The Company continues to make progress to improve its competitive position, generate efficiencies and transform the Company's operations through implementing certain transformational initiatives (such as its digital capabilities upgrade including enhancing operating efficiencies, transitioning to a cloud-based platform and replacing its enterprise resource planning system), optimizing its supply chain and generating savings through its long-standing cost savings program intended to reduce material costs and manufacturing inefficiencies and realize productivity gains, distribution and logistical efficiencies and overhead reductions. If the Company cannot successfully implement its transformational initiatives or cost savings plans or optimize its supply chain, the Company may experience system outages and operating inefficiencies following these implementations and may not realize all anticipated operational and efficiency benefits and cost savings, which could adversely affect its business and long-term strategies. The Company also continues to seek to enter new markets and introduce new products and product innovations. These goals and strategies may not be implemented or may fail to achieve the desired results. The Company may also not be able to successfully implement any future price increases, including to account for increased costs, which may negatively affect its profitability and cash flow, and any such price increases may also negatively affect sales volumes. In addition, the Company expects to continue to restructure its operations as necessary to improve operational efficiency, including occasionally opening or closing offices, facilities or plants. Gaining additional efficiencies may become increasingly difficult over time, there may be one-time and other costs and negative impacts on employee, customer or supplier relations or sales growth relating to facility or plant closures or other restructurings and anticipated cost savings, and the Company’s strategies may not be implemented or may fail to achieve desired results. If the Company is unable to generate anticipated cost savings; successfully implement its strategies; implement new pricing; efficiently manage its supply chain and manufacturing processes; is ineffective or slow in developing and implementing its transformational initiatives; or is unable to achieve the anticipated benefits or cost savings from its digital capabilities upgrade or streamlined operating model, the Company’s results of operations could suffer. These plans and strategies could also have a negative impact on the Company’s relationships with employees or customers, which could also adversely affect the Company’s business, financial condition and results of operations.
The estimates and assumptions on which the Company’s financial projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s future profitability, cash flows and stock price.
The Company’s financial projections, including any sales or earnings guidance or outlook it may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing and sale, volume and product mix, foreign exchange rates and volatility, tax rates, commodity prices, distribution, cost savings, accruals for estimated liabilities, including measurement of benefit obligations for postretirement benefit plans, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its stock, make acquisitions, pay dividends and meet debt obligations. The Company’s financial projections are based on historical experience, various other estimates and assumptions that the Company believes to be reasonable under the circumstances and at the time they are made, and these assumptions and estimates may be adversely affected by the risks described in this Report. The Company’s actual results may differ materially from its financial projections. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.
Increases in the estimated fair value of The Procter & Gamble Co. (“P&G’s”) interest in the Company’s Glad business increase the value of the Company’s obligation to purchase P&G’s interest in the Glad business upon the termination of the venture agreement and may, in the future, adversely affect the Company’s net earnings and cash flow.
In January 2003, the Company entered into a venture agreement with P&G related to the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development support to the Glad business. The agreement with P&G expires in January 2026 unless the parties agree to extend the term. The agreement requires the Company to purchase P&G’s 20% interest at the expiration of its term for cash at fair value as established by predetermined valuation procedures. As of June 30, 2024, 2023 and 2022, the estimated fair value of P&G’s interest was $531 million, $527 million and $635 million, respectively, of which $510 million, $495 million and $468 million, respectively, has been recognized by the Company and is reflected in Other liabilities in the Company’s Consolidated Balance Sheets. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. As the agreement nears its expiration, there may be increased volatility in the Company’s net earnings and cash flow, as the estimated fair value of P&G’s interest may continue to change up until any such purchase by the Company of P&G’s interest. The final cost of the Company’s repurchase obligation may also differ from the estimated fair value. The key assumptions and estimates used to arrive at the estimated fair value include, but are not limited to, tax rates, the rate at which future cash flows are discounted (discount rate), commodity prices, future volume estimates, net sales and expense growth rates, changes in working capital, capital expenditures, foreign exchange rates, inflation and terminal growth rates. Any changes in such assumptions or estimates could significantly affect such estimated fair value and, accordingly, the value of the Company’s repurchase obligation and may adversely affect the Company’s net earnings up until any such purchase and cash flow at the time of any such purchase. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements in Exhibit 99.1.

The Company’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent the Company from fulfilling its financial obligations, and the Company may not be able to maintain its current credit ratings, continue to pay dividends or repurchase its stock or remain in compliance with existing debt covenants.
As of June 30, 2024, the Company had approximately $2.5 billion of debt. The Company’s indebtedness could have important consequences. For example, it could:
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
Further, certain terms of the agreements governing the Company’s over-the-counter derivative instruments contain provisions that require the Company’s credit ratings, assigned by Standard & Poor’s and Moody’s to the Company, to remain at investment-grade or above. As of June 30, 2024, the Company’s Standard & Poor’s and Moody’s ratings were both investment-grade. However, if these credit ratings were to fall below investment-grade, the counterparties to the derivative instruments in net liability positions could request full collateralization, and it may negatively impact the Company’s other financial arrangements, including the supply chain financing arrangement offered by a financial institution to the Company's suppliers, which could, in turn, impact its working capital.
The Company has historically declared and paid quarterly cash dividends on its common stock and has been authorized to repurchase its stock subject to certain limitations under its stock repurchase programs. Any determinations by the board of directors to continue to declare and pay cash dividends on the Company’s common stock or to repurchase the Company’s common stock, however, will be based on a number of factors, including the board of directors’ continuing determination that the repurchase programs and the declaration and payment of dividends are in the best interests of the Company’s stockholders. In the event the Company does not declare and pay a quarterly dividend or repurchase its stock, the Company’s stock price could be adversely affected.
ITEM 1.B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1.C. CYBERSECURITY
Risk Management and Strategy
The Company maintains a comprehensive program and processes designed to assess, identify, evaluate and manage vulnerabilities to the Company’s business and operations, and other material risks from cybersecurity threats, as part of its overall Enterprise Risk Management (ERM) and cybersecurity risk management program and processes.
The Company’s cybersecurity risk management program includes the following features.
•Leverages the National Institute of Standards and Technology (NIST) and Zero Trust Architecture frameworks for managing cybersecurity risks;
•Maintenance of security policies and standards, regular updates to response planning and protocols, and implementation of new technology to monitor new vulnerabilities, emerging threats and risks;
•A cybersecurity incident response plan designed to facilitate cross-functional coordination across the Company (including escalation based on the severity of the impact of an incident), mitigate brand and reputational damage, and comply with applicable legal obligations, which includes guidance to support the Company’s assessment of whether an incident is considered “material” for purposes of U.S. securities laws;
•Executive and IT team tabletop exercises;

•A cybersecurity insurance program to reimburse covered costs, losses and claims relating to a data or security breach;
•Use of consultants, third-party service providers and information security firms to provide technology systems or administer aspects of this program, conduct assessments of the Company's cybersecurity practices and penetration testing, and cybersecurity, risk management and legal experts;
•A third-party risk assessment process that utilizes a risk-based approach for vendors engaged through the Company’s procurement process; and
•Regular phishing and cybersecurity awareness and engagement training for all employees who have access to Company email and connected devices.
The Company’s business strategy, results of operations and financial condition have been materially affected by our previously disclosed August 2023 cyberattack. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on risks from cybersecurity threats that are reasonably likely to materially affect the Company’s business strategy, results of operations and financial condition.
The August 2023 cyberattack resulted in wide-scale disruptions to the Company’s business operations. Impacts of these system disruptions included order processing delays and significant product outages, resulting in a negative impact on net sales and earnings. The costs incurred included third-party consulting services, such as IT recovery and forensic experts, and other professional services to investigate and remediate the attack, as well as incremental operating costs from the resulting disruption to the Company’s business operations. These costs have been partially offset by recognized insurance recoveries in fiscal year 2024. See Notes to the Consolidated Financial Statements for additional details regarding the impact of the August 2023 cyberattack.
Governance
Management
The Chief Information Security and Infrastructure Officer (CISIO) is responsible for the Company’s cybersecurity risk management program. The CISIO oversees the Company’s technology risk management team. This team works in partnership with the legal, financial reporting controls and internal audit functions to review information technology-related internal controls with the Company’s independent auditors as part of the overall internal controls process.
The CISIO has information technology and information security experience, including enterprise risk management leadership, and holds a Certified Information Security Manager certification from the Information Systems Audit and Control Association (ISACA). The CISIO reports to the Chief Information and Data Officer (CIDO), who is a member of the Clorox Executive Committee and reports directly to the CEO. The CIDO has experience overseeing and executing technology strategies and implementations in complex, global organizations. The CIDO has been in this role for the Company since June 2020 and has experience leading technology strategy in the consumer packaged goods, manufacturing and retail industries.
The Company has established the Clorox Information Security Executive Committee (CISEC) which oversees the information security strategy, policies and practices of the Company. The CISEC supports the Company’s objective of maintaining a strong security culture by overseeing alignment between the Company’s security objectives and business goals, risk exposure, and compliance requirements. The CISEC is chaired by the CISIO and includes in its membership the CIDO and Chief Legal Officer, who are both members of the Clorox Executive Committee, as well as the Chief Accounting Officer and Controller and VP, Internal Audit. The CISIO also provides periodic reports to the Clorox Executive Committee and quarterly reports to the Audit Committee. These reports may include updates on critical information security and cybersecurity risks and the threat landscape; cybersecurity improvement initiatives, the internal control environment, and ongoing internal audit activities; and, if relevant, the status of actions taken with respect to significant cybersecurity incidents.
Board of Directors
The Board, through the Audit Committee, is responsible for the oversight of the Company’s compliance with legal and regulatory requirements relating to data privacy, cybersecurity and IT risks and its framework and guidelines with respect to risk assessment and risk management. The Audit Committee receives quarterly updates from the CISIO on the topics set forth above, in addition to the Chief Legal Officer and CIDO.
The Board retains responsibility for the overall process for assessing and managing major risks facing the Company and receives updates regarding information security and cybersecurity risks as part of its oversight of ERM. The CIDO and Chief Legal Officer provide quarterly updates to the Board on topics that may include information security and cybersecurity matters. The Board may also be notified and engaged as part of the Company's cybersecurity incident response plans, depending on the severity of the impact of an incident. The Board and Audit Committee include directors with knowledge, skills and experience in data security, privacy, IT governance, and management of cyber risks.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages, year first elected and current titles of each of the executive officers of the Company as of August 8, 2024, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Linda Rendle	46	2016	Chair and Chief Executive Officer
Nina Barton	50	2024	Executive Vice President - Group President - Care and Connection
Stacey Grier	61	2019	Executive Vice President – Executive Chief of Staff
Angela Hilt	52	2020	Executive Vice President – Chief Legal Officer
Chris Hyder	49	2021	Executive Vice President - Group President - Health and Hygiene
Kevin B. Jacobsen	58	2018	Executive Vice President – Chief Financial Officer
Kirsten Marriner	51	2016	Executive Vice President – Chief People and Corporate Affairs Officer
Eric Reynolds	54	2015	Executive Vice President – Chief Operating and Strategy Officer
Chau Banks	55	2020	Senior Vice President – Chief Information and Data Officer
Shanique Bonelli-Moore	44	2022	Vice President – Chief Diversity and Social Impact Officer
Gina Kelly	61	2024	Senior Vice President - Chief Customer Officer
Michael Ott	55	2022	Senior Vice President – Chief Research and Development Officer
Eric Schwartz	52	2022	Senior Vice President – Chief Marketing Officer
There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information.
Linda Rendle is the chair and chief executive officer of the Company, a position she has held since September 2020, having taken on the role of chair in January 2024. Prior to this role, she served as the president of the Company from May 2020 to September 2020. She served as executive vice president – cleaning, international, strategy and operations from July 2019 to May 2020. From January 2019 to July 2019, she served as executive vice president – strategy and operations. From June 2018 to January 2019, she served as executive vice president – cleaning and strategy. She served as senior vice president – general manager, cleaning division of the Company, from August 2016 to June 2018, having taken on responsibility for the professional products division in April 2017. She served as vice president – general manager, home care from October 2014 to August 2016. From April 2012 to October 2014, she served as vice president – sales, cleaning division. From August 2011 to April 2012, she served as director of sales planning – litter, food & charcoal. From January 2010 to August 2011, she served as director of sales – supply chain. Ms. Rendle joined the Company in 2003.
Nina Barton is the executive vice president and group president - care & connection for the Company, a position she has held since July 2024. Prior to joining Clorox, she was the chief executive officer of Vytalogy Wellness LLC (including its predecessor companies Jarrow Formulas Inc. and Natrol LLC) from July 2021 to November 2023, and senior advisor from November 2023 to July 2024. Previously, she was strategic advisor at The Kraft Heinz Company from November 2020 through May 2021; global chief growth officer from September 2019 through November 2020; zone president of Canada and president of digital growth from January 2019 to September 2019; and president, global digital and online growth from October 2017 to September 2019. From July 2015 to October 2017, she served as senior vice president of marketing, innovation and research & development for the U.S. business at The Kraft Heinz Company. From July 2013 through July 2015, she served as vice president, marketing at Kraft Foods Group, Inc., and senior marketing director from February 2011 through July 2013. Earlier in her career, she held a variety of marketing and leadership positions in the consumer products industry, including at Johnson & Johnson, L’Oréal and Procter & Gamble.
Stacey Grier is the executive vice president – executive chief of staff for the Company, a position she has held since January 2024. Prior to this role, she served as executive vice president - chief growth and strategy officer from March 2022 to January 2024. From January 2019 to March 2022, she served as senior vice president – chief marketing officer, having taken on additional responsibility for enterprise strategy since September 2020. Prior to this role, she served as vice president - brand engagement and enhanced wellness marketing from October 2018 to January 2019. She served as vice president - brand and marketing strategy from October 2016 through October 2018. Prior to joining the Company, she served as chief strategic officer at DDB Worldwide from April 1996 to June 2016. Ms. Grier joined the Company in 2016.

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
Chris Hyder is the executive vice president and group president – health and hygiene of the Company, a position he has held since October 2022, having taken on the role as executive vice president in May 2024. Prior to this role he served as senior vice president - general manager, cleaning and professional products since September 2021. Previously, he was vice president – general manager, cleaning division since July 2019 and vice president – general manager, homecare from September 2018 to July 2019. From January 2016 through September 2018, he was vice president of marketing – cleaning and general manager – laundry. Mr. Hyder joined the Company in 2003 and subsequently held positions of increasing responsibility.
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
Eric Reynolds is the executive vice president - chief operating and strategy officer of the Company, a position he has held since September 2020, having taken on additional responsibility for enterprise strategy in January 2024. Prior to this role, he served as executive vice president - household and lifestyle of the Company from July 2019 to September 2020. He served as executive vice president – cleaning and Burt’s Bees from January 2019 to July 2019. From January 2015 to January 2019, he served as senior vice president – chief marketing officer. He served as vice president – general manager, Europe, Middle East, Africa and Asia from May 2012 to January 2015. From May 2011 to April 2012, he was director, international business development. From June 2008 to April 2011, he was general manager, Caribbean. Mr. Reynolds joined the Company in 1998.
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
Gina Kelly is the senior vice president - chief customer officer of the Company, a position she has held since June 2024. Prior to this role, she served as vice president - general manager, Walmart and leading-edge retailers from January 2022 to June 2024. She served as vice president - ecommerce and strategic accounts from July 2019 to January 2022. Ms. Kelly joined the Company in 1988 and subsequently held positions of increasing responsibility over the years, including vice president of sales - business development, acting vice president - grocery, natural and pet, senior director - Kroger and the natural channel.
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
Holders
The number of record holders of the Company’s common stock as of July 23, 2024, was 8,435 based on information provided by the Company’s transfer agent.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2024.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2024	—	$—	—	$993 million
May 1 to 31, 2024	—	—	—	$993 million
June 1 to 30, 2024	—	—	—	$993 million
	—	$—	—

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.
Change in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On Monday, August 14, 2023, the Company disclosed it had identified unauthorized activity on some of its Information Technology (IT) systems; see Note 3 in the consolidated financial statements in Exhibit 99.1. That activity began on Friday, August 11, 2023 and after becoming aware of it that evening, the Company immediately began taking steps to stop and remediate the activity. The Company also took certain systems offline and engaged third-party cybersecurity experts to support its investigation and recovery efforts. The Company implemented its business continuity plans, including manual ordering and processing procedures at a reduced rate of operations in order to continue servicing its customers. However, the incident resulted in wide-scale disruptions to the Company’s business operations throughout the remainder of the first fiscal quarter of the fiscal year ended June 30, 2024.
During the disruptions caused by the cyberattack, we deployed additional interim controls in response to taking certain systems offline during the period to maintain our internal control over financial reporting.
The Company is in the process of implementing a new enterprise resource planning (ERP) system along with a suite of other digital technologies. In the first quarter of fiscal year 2025, we will begin implementing the new ERP system. As this implementation occurs during fiscal years 2025 and 2026, the Company will change its processes and procedures which, in turn, could result in changes to its internal control over financial reporting. As such changes occur, the Company will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
ITEM 9.B. OTHER INFORMATION
Rule 10b5-1 trading plans
On June 7, 2024, Angela Hilt, EVP – Chief Legal Officer, entered into a trading plan designed to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for sales of up to 1,733 shares of the Company's common stock. The plan also provides for the sale of up to 25% of shares of restricted stock units and performance units vesting during the duration of the plan, excluding any shares withheld by the Company to satisfy income tax withholding remittance obligations. Ms. Hilt’s plan begins on September 6, 2024 and ends June 6, 2025 or when all of the shares have been sold.
Each trading plan is in accordance with the Company's insider trading policy. Actual sale transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

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
The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of its securities by its directors, officers, employees and independent contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company. It is the Company’s policy to comply with all applicable securities and state laws (including appropriate approvals by the Company’s board of directors or appropriate committee, if required) when engaging in transactions in the Company’s securities.
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
    Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42).
    Consolidated Statements of Earnings for the fiscal years ended June 30, 2024, 2023 and 2022.
    Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2024, 2023 and 2022.
    Consolidated Balance Sheets as of June 30, 2024 and 2023.
    Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2024, 2023 and 2022.
    Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024, 2023 and 2022.
    Notes to Consolidated Financial Statements.
(b)Exhibits:
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-K	001-07151	3.1	August 14, 2018
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	May 26, 2023
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.2	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.3	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	December 9, 2014
4.4	Sixth Supplemental Indenture, dated as of September 28, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 28, 2017
4.5	Seventh Supplemental Indenture, dated as of May 9, 2018, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 9, 2018
4.6	Eighth Supplemental Indenture, dated as of May 8, 2020, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 8, 2020
4.7	Indenture dated as of May 11, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	001-07151	4.1	May 11, 2022
4.8	Form of 4.400% Senior Note due 2029	8-K	001-07151	4.3	May 11, 2022
4.9	Form of 4.600% Senior Note due 2032	8-K	001-07151	4.4	May 11, 2022
4.10	Description of Capital Stock of The Clorox Company	10-K	001-07151	4.10	August 14, 2019
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 20, 2023.	10-Q	001-07151	10.1	November 1, 2023
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 17, 2021.	DEF 14A	001-07151	App. A	October 6, 2021
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2023.	10-Q	001-07151	10.2	February 1, 2024
10.7*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2022.	10-Q	001-07151	10.2	November 1, 2022
10.8*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2021.	10-Q	001-07151	10.4	November 1, 2021
10.9*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2023.	10-Q	001-07151	10.3	February 1, 2024
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2022.	10-Q	001-07151	10.1	November 1, 2022
10.11*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2021.	10-Q	001-07151	10.3	November 1, 2021
10.12*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2020.	10-Q	001-07151	10.5	November 2, 2020
10.13*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Annual Grant) for awards made in 2023.	10-Q	001-07151	10.4	February 1, 2024
10.14*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant). for awards made in 2022.	10-Q	001-07151	10.3	November 1, 2022
10.15*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant). for awards made in 2021	10-Q	001-07151	10.5	November 1, 2021
10.16*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant) for awards made in 2020.	10-Q	001-07151	10.2	November 2, 2020
10.17*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Off-Cycle Grant).	10-Q	001-07151	10.5	February 1, 2024
10.18*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.19*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.20*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.21*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.22*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.23*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24*	Amendment No. 3 to The Clorox Company Supplemental Executive Retirement Plan, effective as of March 28, 2018.	10-Q	001-07151	10.1	May 2, 2018
10.25*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.26*	Third Amended and Restated Executive Change in Control Severance Plan, effective November 17, 2021.	8-K	001-07151	10.2	November 17, 2021
10.27*	Severance Plan for Clorox Executive Committee Members, fourth amended and restated effective November 17, 2021.	8-K	001-07151	10.3	November 17, 2021
10.28*	The Clorox Company Second Amended and Restated Executive Retirement Plan, effective May 20, 2024.
10.29*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.30*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.31*	The Clorox Company Director Equity Award Policy, effective as of November 15, 2017.	10-K	001-07151	10.26	August 14, 2018
10.32	Credit Agreement dated as of March 25, 2022, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.1	March 28, 2022
10.33	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016
10.34	Amendment No. 1 to the Amended and Restated Joint Venture Agreement, dated as of October 15, 2010, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 2, 2018
10.35	First Extension and Amendment of the Amended and Restated Joint Venture Agreement, dated as of December 20, 2017, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.1	February 2, 2018
10.36	Acknowledgement Letter to the Amended and Restated Joint Venture Agreement, dated as of October 7, 2020, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 4, 2021
19	The Clorox Company Insider Trading Policy, effective May 20, 2024.
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	The Clorox Company Policy Regarding Clawback of Incentive Compensation, amended and restated, effective October 2, 2023.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
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

THE CLOROX COMPANY

Date: August 8, 2024	By:	/s/ Linda Rendle
Linda Rendle
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ A. Banse	Director	August 8, 2024
A. Banse
/s/ J. Denman	Director	August 8, 2024
J. Denman
/s/ S. C. Fleischer	Director	August 8, 2024
S. C. Fleischer
/s/ E. Lee	Director	August 8, 2024
E. Lee
/s/ A. D. D. Mackay	Director	August 8, 2024
A. D. D. Mackay
/s/ P. Parker	Director	August 8, 2024
P. Parker
/s/ S. Plaines	Director	August 8, 2024
S. Plaines
/s/ M. J. Shattock	Director	August 8, 2024
M. J. Shattock
/s/ K. Tesija	Director	August 8, 2024
K. Tesija
/s/ R. J. Weiner	Director	August 8, 2024
R. J. Weiner
/s/ C. J. Williams	Director	August 8, 2024
C. J. Williams
/s/ L. Rendle	Chair and Chief Executive Officer (Principal Executive Officer)	August 8, 2024
L. Rendle
/s/ K. B. Jacobsen	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	August 8, 2024
K. B. Jacobsen
/s/ L. Peck	Vice President – Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 8, 2024
L. Peck