Form 10-Q
period 2024-09-30
CLOROX CO /DE/
filed 2024-10-30
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024.
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

As of October 16, 2024, there were 123,781,318 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three months ended
	9/30/2024	9/30/2023
Net sales	$1,762	$1,386
Cost of products sold	955	854
Gross profit	807	532
Selling and administrative expenses	281	276
Advertising costs	201	165
Research and development costs	31	29
Loss on divestiture	118	—
Interest expense	21	21
Other (income) expense, net	(22)	12
Earnings before income taxes	177	29
Income tax expense	74	4
Net earnings	103	25
Less: Net earnings attributable to noncontrolling interests	4	3
Net earnings attributable to Clorox	$99	$22
Net earnings per share attributable to Clorox
Basic net earnings per share	$0.80	$0.17
Diluted net earnings per share	$0.80	$0.17
Weighted average shares outstanding (in thousands)
Basic	123,795	123,973
Diluted	124,677	124,650

Comprehensive income	$111	$24
Less: Total comprehensive income attributable to noncontrolling interests	4	3
Total comprehensive income attributable to Clorox	$107	$21

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	9/30/2024	6/30/2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$278	$202
Receivables, net	595	695
Inventories, net	594	637
Prepaid expenses and other current assets	109	88
Total current assets	1,576	1,622
Property, plant and equipment, net of accumulated depreciation and amortization of $2,798 and $2,821, respectively	1,242	1,315
Operating lease right-of-use assets	341	360
Goodwill	1,233	1,228
Trademarks, net	503	538
Other intangible assets, net	78	143
Other assets	524	545
Total assets	$5,497	$5,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$4	$4
Current operating lease liabilities	83	84
Accounts payable and accrued liabilities	1,472	1,486
Income taxes payable	20	—
Total current liabilities	1,579	1,574
Long-term debt	2,482	2,481
Long-term operating lease liabilities	315	334
Other liabilities	874	848
Deferred income taxes	23	22
Total liabilities	5,273	5,259
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of September 30, 2024 and June 30, 2024; and 123,673,684 and 124,201,807 shares outstanding as of September 30, 2024 and June 30, 2024, respectively	131	131
Additional paid-in capital	1,297	1,288
Retained earnings	31	250
Treasury stock, at cost: 7,067,777 and 6,539,654 shares as of September 30, 2024 and June 30, 2024, respectively	(1,252)	(1,186)
Accumulated other comprehensive net (loss) income	(147)	(155)
Total Clorox stockholders’ equity	60	328
Noncontrolling interests	164	164
Total stockholders’ equity	224	492
Total liabilities and stockholders’ equity	$5,497	$5,751

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three months ended
	9/30/2024	9/30/2023
Operating activities:
Net earnings	$103	$25
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	54	61
Stock-based compensation	13	13
Deferred income taxes	(1)	(5)
Loss on divestiture	112	—
Other	(5)	1
Changes in:
Receivables, net	84	108
Inventories, net	(6)	(14)
Prepaid expenses and other current assets	(38)	(22)
Accounts payable and accrued liabilities	(137)	(138)
Operating lease right-of-use assets and liabilities, net	—	(1)
Income taxes payable / prepaid	42	(8)
Net cash provided by operations	221	20
Investing activities:
Capital expenditures	(39)	(24)
Proceeds from divestiture, net of cash divested	128	—
Other	—	1
Net cash provided by (used for) investing activities	89	(23)
Financing activities:
Notes and loans payable, net	—	298
Treasury stock purchased	(107)	—
Cash dividends paid to Clorox stockholders	(151)	(149)
Issuance of common stock for employee stock plans and other	21	6
Net cash (used for) provided by financing activities	(237)	155
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	—
Net increase (decrease) in cash, cash equivalents and restricted cash	75	152
Cash, cash equivalents and restricted cash:
Beginning of period	207	368
End of period	$282	$520

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2024 and 2023, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. Percentage and basis point calculations are based on rounded numbers, except for per share data and the effective tax rate.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2024, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. These amendments are to be applied retrospectively for all periods presented in the financial statements and will be effective for the annual period beginning July 1, 2024, and interim periods beginning July 1, 2025. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
Recently Adopted Accounting Standards
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the standard as of July 1, 2023, except for the rollforward information which will be effective for the fiscal year ended June 30, 2025. The adoption relates to disclosures only and does not have an impact on the condensed consolidated financial statements, results of operations or cash flows.
NOTE 2. DIVESTITURES
Divestiture of Better Health Vitamins, Minerals and Supplements (VMS) Business
On September 10, 2024, the Company completed the divestiture of its Better Health VMS business in its entirety to an affiliate of Piping Rock Health Products, LLC. The divested business includes the Natural Vitality, NeoCell, Rainbow Light and RenewLife brands, relevant trademarks and licenses, and associated manufacturing and distribution facilities in Sunrise, Florida. The transaction reflects the Company’s commitment to continue evolving its portfolio to reduce volatility and accelerate sales growth, as well as structurally improve its margin, in service of driving more consistent and profitable growth over time. The transaction was executed pursuant to a purchase agreement. As a result of the transaction, the Company recorded an after tax loss of $118 during the three months ended September 30, 2024.

NOTE 2. DIVESTITURES (Continued)
The major classes of assets and liabilities of the Better Health VMS business divested as of September 10, 2024 were as follows:

Divestiture
Working capital, net	$41
Property, plant and equipment, net	59
Trademarks, net	37
Other intangible assets, net	58
Other assets (1)	45
Other liabilities	(1)
Net assets divested	$239
(1) Includes net deferred tax assets of $45
The following table presents Net sales of the Better Health VMS business, which includes the financial results up to September 10, 2024, the date of sale:

	Three months ended
	9/30/2024	9/30/2023
Net sales	$38	$58
The divestiture of the Company’s Better Health VMS business does not meet the criteria to be reported as discontinued operations in the condensed consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
Divestiture of Argentina Business
On March 20, 2024, the Company completed the divestiture of its Argentina business. Net sales of the Argentina business for the three months ended September 30, 2023 were $33. Refer to Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for further information related to the Argentina business divestiture.
NOTE 3. AUGUST 2023 CYBERATTACK
On Monday, August 14, 2023, the Company identified unauthorized activity on some of its Information Technology (IT) systems and immediately began taking steps to stop and remediate the activity. The Company took certain systems offline, engaged third-party cybersecurity experts and implemented its business continuity plans. However, the incident resulted in wide-scale disruptions to the Company’s business operations. The impacts of these system disruptions resulted in a negative impact on net sales and earnings. The Company experienced lessening operational impacts in the second quarter of fiscal year 2024 and has since returned to normalized operations.
The Company recorded insurance recoveries of $10 in the three months ended September 30, 2024 and incurred incremental expenses of approximately $24 in the three months ended September 30, 2023, as a result of the cyberattack. The following table summarizes the recognition of (insurance recoveries) and costs in the condensed consolidated statements of earnings and comprehensive income:

	Three months ended
	9/30/2024	9/30/2023
Costs of products sold	$(1)	$11
Selling and administrative expenses	—	13
Other (income) expense, net	(9)	—
Total	$(10)	$24

NOTE 3. AUGUST 2023 CYBERATTACK (Continued)
The costs incurred relate primarily to third-party consulting services, including IT recovery and forensic experts and other professional services incurred to investigate and remediate the attack, as well as incremental operating costs incurred from the resulting disruption to the Company’s business operations. The Company does not expect to incur significant costs related to the cyberattack in future periods. Insurance recoveries are classified consistent with the expenses to which they relate. Business interruption and other insurance recoveries that do not correspond directly to previously incurred expenses are recognized in Other (income) expense, net.
NOTE 4. SUPPLY CHAIN FINANCING PROGRAM
The Company has arranged for a global financial institution to offer a voluntary supply chain finance (SCF) program for the benefit of the Company’s suppliers. The Company’s current payment terms do not exceed 120 days in keeping with industry standards. The Company’s operating cash flows are directly impacted as a result of the extension of payment terms with suppliers. The SCF program enables suppliers to directly contract with the financial institution to receive payment from the financial institution prior to the payment terms between the Company and the supplier by selling the Company’s payables to the financial institution. Participation in the program is at the sole discretion of the supplier and the Company has no economic interest in a supplier's decision to enter into the agreement and has no direct financial relationship with the financial institution, as it relates to the SCF program. Once a supplier elects to participate in the SCF program and reaches an agreement with the financial institution, the supplier elects which individual Company invoices to sell to the financial institution. The terms of the Company’s payment obligations are not impacted by a supplier’s participation in the program and as such, the SCF program has no direct impact on the Company’s balance sheets or liquidity. The Company has not pledged any assets as security or provided guarantees under the SCF program.
All outstanding amounts related to suppliers participating in the SCF program are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows. As of September 30, 2024 and June 30, 2024, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $219 and $205, respectively.
NOTE 5. RESTRUCTURING AND RELATED COSTS
Beginning in the first quarter of fiscal year 2023, the Company recognized costs related to a plan that involves streamlining its operating model to meet its objectives of driving growth and productivity. The implementation of this new model was completed in fiscal year 2024 and is expected to enhance the Company’s ability to respond more quickly to changing consumer behaviors and innovate faster.
The total restructuring and related implementation costs, net associated with the Company’s streamlined operating model plan are reflected in the condensed consolidated statements of earnings and comprehensive income. Restructuring and related implementation costs for the three months ended September 30, 2023 were $0.
The following table reconciles the accrual for the streamlined operating model’s restructuring and related implementation costs discussed above, which are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	Employee-Related Costs	Other	Total
Accrual Balance as of June 30, 2024	$8	$11	$19
Cash payments	(6)	(11)	(17)
Accrual Balance as of September 30, 2024	$2	$—	$2
The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve costs in future periods.

NOTE 6. INVENTORIES, NET
Inventories, net consisted of the following as of:

	9/30/2024	6/30/2024
Finished goods	$518	$556
Raw materials and packaging	148	172
Work in process	12	9
LIFO allowances	(84)	(98)
Total inventories, net	$594	$639
Less: Non-current inventories, net (1)	—	2
Total current inventories, net	$594	$637
(1)Non-current inventories, net are recorded in Other assets.
NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The notional amounts of outstanding commodity derivatives, which related primarily to exposures in soybean oil used for the food business and jet fuel used for the grilling business, were $33 and $38 as of September 30, 2024 and June 30, 2024, respectively.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $48 and $29 as of September 30, 2024 and June 30, 2024, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of both September 30, 2024 and June 30, 2024.
Commodity, Foreign Exchange and Interest Rate Derivatives
The Company designates its commodity forward, futures and options contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate contracts for forecasted interest payments as cash flow hedges.

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings (losses) were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended
	9/30/2024	9/30/2023
Commodity purchase derivative contracts	$(3)	$(1)
Foreign exchange derivative contracts	(1)	1
Total	$(4)	$—

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended
		9/30/2024	9/30/2023
Commodity purchase derivative contracts	Cost of products sold	$(1)	$(2)
Foreign exchange derivative contracts	Cost of products sold	—	—
Interest rate derivative contracts	Interest expense	3	3
Total		$2	$1
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of September 30, 2024 that is expected to be reclassified into Net earnings within the next twelve months is $6.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $2 and $0 contained such terms as of September 30, 2024 and June 30, 2024, respectively. As of both September 30, 2024 and June 30, 2024, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2024 and June 30, 2024, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of September 30, 2024 and June 30, 2024, the Company maintained cash margin balances related to exchange traded futures and options contracts of $3 and $3, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.
Trust Assets
The Company holds interests in mutual funds and cash equivalents as part of trust assets related to its nonqualified deferred compensation plans. The participants in the nonqualified deferred compensation plans, who are the Company’s current and former employees, may select among certain mutual funds in which their compensation deferrals are invested in accordance

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
with the terms of the plans and within the confines of the trusts, which hold the marketable securities. The trusts represent variable interest entities for which the Company is considered the primary beneficiary, and therefore trust assets are consolidated and included in Other assets in the condensed consolidated balance sheets. The gains and losses on the trust assets are recorded in Other (income) expense, net in the condensed consolidated statements of earnings and comprehensive income. The interests in mutual funds are measured at fair value using quoted market prices. The Company has designated these marketable securities as trading investments.
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
As of both September 30, 2024 and June 30, 2024, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			9/30/2024		6/30/2024
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	$—	$—	$1	$1
			$—	$—	$1	$1
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	$2	$2	$2	$2
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	1	1	—	—
Foreign exchange forward contract	Accounts payable and accrued liabilities	2	1	1	—	—
			$4	$4	$2	$2

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			9/30/2024		6/30/2024
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$154	$154	$95	$95
Time deposits	Cash and cash equivalents (1)	2	9	9	9	9
Trust assets for nonqualified deferred compensation plans	Other assets	1	170	170	154	154
			$333	$333	$258	$258
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$4	$4	$4	$4
Long-term debt	Long-term debt (3)	2	2,482	2,433	2,481	2,341
			$2,486	$2,437	$2,485	$2,345
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
(3)Long-term debt is recorded at cost. The fair value of Long-term debt was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.
NOTE 8. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 41.8% and 14.6% for the three months ended September 30, 2024 and 2023, respectively. The higher tax rate in the current period compared to the prior period was primarily driven by the nondeductibility of the loss on the divestiture of the Better Health VMS business in the current period and the impact of relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations in the prior period.
Income taxes paid, net of refunds, were $32 and $16 for the three months ended September 30, 2024 and 2023, respectively. The lower payments in the prior period were primarily driven by income tax payments for fiscal year 2023 that were deferred as a result of tax relief provided by the IRS due to winter storms in California.
NOTE 9. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended
	9/30/2024	9/30/2023
Basic	123,795	123,973
Dilutive effect of stock options and other	882	677
Diluted	124,677	124,650

Antidilutive stock options and other	2,937	2,220
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 10. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three months ended
	9/30/2024	9/30/2023
Net earnings	$103	$25
Other comprehensive income, net of tax:
Foreign currency translation adjustments	14	(11)
Net unrealized gains (losses) on derivatives	(6)	(1)
Pension and postretirement benefit adjustments	—	11
Total other comprehensive (loss) income, net of tax	8	(1)
Comprehensive income	111	24
Less: Total comprehensive income attributable to noncontrolling interests	4	3
Total comprehensive income attributable to Clorox	$107	$21
NOTE 11. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended September 30
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2023	$131	130,741	$1,245	$583	$(1,246)	(6,921)	$(493)	$168	$388
Net earnings	—	—	—	22	—	—	—	3	25
Other comprehensive (loss) income	—	—	—	—	—	—	(1)	—	(1)
Dividends to Clorox stockholders ($2.40 per share declared)	—	—	—	(300)	—	—	—	—	(300)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	13	—	—	—	—	—	13
Other employee stock plan activities	—	—	(12)	(6)	27	181	—	—	9
Balance as of September 30, 2023	$131	130,741	$1,246	$299	$(1,219)	(6,740)	$(494)	$168	$131

Balance as of June 30, 2024	$131	130,741	$1,288	$250	$(1,186)	(6,540)	$(155)	$164	$492
Net earnings	—	—	—	99	—	—	—	4	103
Other comprehensive (loss) income	—	—	—	—	—	—	8	—	8
Dividends to Clorox stockholders ($2.44 per share declared)	—	—	—	(305)	—	—	—	—	(305)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	13	—	—	—	—	—	13
Other employee stock plan activities	—	—	(4)	(13)	41	261	—	—	24
Treasury stock purchased	—	—	—	—	(107)	(789)	—	—	(107)
Balance as of September 30, 2024	$131	130,741	$1,297	$31	$(1,252)	(7,068)	$(147)	$164	$224

NOTE 11. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended September 30
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2023	$(445)	$99	$(147)	$(493)
Other comprehensive (loss) income before reclassifications	(11)	—	11	—
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(1)	3	2
Income tax benefit (expense)	—	—	(3)	(3)
Net current period other comprehensive (loss) income	(11)	(1)	11	(1)
Balance as of September 30, 2023	$(456)	$98	$(136)	$(494)

Balance as of June 30, 2024	$(239)	$85	$(1)	$(155)
Other comprehensive (loss) income before reclassifications	14	(4)	—	10
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(2)	—	(2)
Income tax benefit (expense), and other	—	—	—	—
Net current period other comprehensive (loss) income	14	(6)	—	8
Balance as of September 30, 2024	$(225)	$79	$(1)	$(147)

NOTE 12. EMPLOYEE BENEFIT PLANS
In the second quarter of fiscal year 2024, the Company settled plan benefits of its domestic qualified pension plan (the Plan) and recorded a one-time noncash charge, net of curtailment gain, of $171 before taxes ($130 after tax) in the Company’s condensed consolidated statement of earnings and comprehensive income.
The Company continues to maintain various other retirement income plans for eligible domestic and international employees.
The following table summarizes the components of net periodic benefit cost for the Company’s remaining retirement income plans:

	Three months ended
	9/30/2024	9/30/2023
Interest cost	$1	$5
Expected return on plan assets (1)	—	(3)
Amortization of unrecognized items	—	2
Settlement loss	—	1
Total	$1	$5
(1)The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2025 net periodic benefit cost is 5.8%.
The net periodic benefit cost (credit) for the Company’s retirement health care plans was $0 for both the three months ended September 30, 2024 and 2023.
During both the three months ended September 30, 2024 and 2023, the Company made $2 in contributions to its domestic retirement income plans.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs. All other components are reflected in Other (income) expense, net.

NOTE 13. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $28 as of both September 30, 2024 and June 30, 2024 for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 of the recorded liability as of both September 30, 2024 and June 30, 2024, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing groundwater at the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study related to groundwater. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators. In January 2023, the regulators issued a new order directing the Company and the current property owner to conduct a Remedial Investigation and then prepare a Feasibility Study to evaluate and remediate impacts to soil, groundwater, soil vapor and indoor air. While the Company believes its latest estimates of remediation costs (including any related to soil, groundwater, soil vapor and indoor air impacts) are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs in the aggregate of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability as of both September 30, 2024 and June 30, 2024. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
Guarantees
In conjunction with divestitures and other transactions, the Company has provided certain indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) that have terms that vary in duration and in the potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any material payments relating to its indemnifications and believes that any reasonably possible payments would not have a material adverse effect, either individually or in the aggregate, on the Company’s condensed consolidated financial statements taken as a whole.
The Company had not recorded any material liabilities on the aforementioned guarantees as of both September 30, 2024 and June 30, 2024.
The Company was a party to letters of credit of $18 as of September 30, 2024, primarily related to its insurance carriers, of which $0 had been drawn upon.

NOTE 14. SEGMENT RESULTS
The Company operates through strategic business units (SBUs) which are organized into operating segments. Operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. Operating segments not aggregated into a reportable segment are reflected in Corporate and Other.
Corporate and Other includes certain non-allocated administrative costs and various other non-operating income and expenses. Assets in Corporate and Other include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, operating lease right-of-use assets, other long-term assets and deferred taxes. Corporate and Other includes the results and the VMS business through the date of divestiture of September 10, 2024.
The principle measure of segment profitability used by management is segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT). Segment adjusted EBIT is defined as earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental charges and insurance recoveries relating to the August 2023 cyberattack, asset impairments, charges related to the streamlined operating model, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions / divestitures and other nonrecurring or unusual items impacting comparability).
The tables below present reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings (losses) before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate and Other.

	Net sales
	Three months ended
	9/30/2024	9/30/2023
Health and Wellness	$698	$504
Household	447	325
Lifestyle	320	229
International	259	270
Reportable segment total	$1,724	$1,328
Corporate and Other	38	58
Total	$1,762	$1,386

	Segment adjusted EBIT
	Three months ended
	9/30/2024	9/30/2023
Health and Wellness	$235	$104
Household	60	(4)
Lifestyle	66	19
International	35	34
Reportable segment total	$396	$153
Corporate and Other	(64)	(62)
Total	$332	$91
Interest income	3	10
Interest expense	(21)	(21)
Loss on divestiture (1)	(118)	—
Cyberattack costs, net of insurance recoveries (2)	10	(24)
Digital capabilities and productivity enhancements investment (3)	(29)	(27)
Earnings before income taxes	$177	$29
(1)Represents loss on divestiture of the VMS business corresponding to Corporate and Other. See Note 2 for additional details related to the divestiture.

NOTE 14. SEGMENT RESULTS (Continued)
(2)Represents insurance recoveries of $10 in the three months ended September 30, 2024 and incurred incremental expenses of approximately $24 in the three months ended September 30, 2023 as a result of the cyberattack. See Note 3 for additional details relating to the August 2023 cyberattack. For informational purposes, the following table provides the approximate cyberattack costs and insurance recoveries corresponding to the Company’s reportable segments as a percentage of the total:

	Three months ended
	9/30/2024	9/30/2023
Health and Wellness	—%	22%
Household	—	11
Lifestyle	—	14
International	—	1
Corporate and Other	100	52
Total	100%	100%

(3)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, were 26% and 27% for the three months ended September 30, 2024 and 2023, respectively.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended
	9/30/2024	9/30/2023
Cleaning	34%	32%
Professional Products	6	4
Health and Wellness	40%	36%
Bags and Wraps	11	11
Cat Litter	9	8
Grilling	5	5
Household	25%	24%
Food	10	9
Water Filtration	5	5
Natural Personal Care	3	3
Lifestyle	18%	17%
International	15%	19%
Corporate and Other	2%	4%
Total	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on August 8, 2024, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three month period ended September 30, 2024 (the current period) to the three month period ended September 30, 2023 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
EXECUTIVE OVERVIEW
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with approximately 7,400 employees worldwide. The Company has operations in approximately 25 countries or territories and sells its products in more than 100 markets, primarily through mass retailers; grocery outlets; warehouse clubs; dollar stores; home hardware centers; drug, pet and military stores; third-party and owned e-commerce channels; and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach, cleaning and disinfecting products, Pine-Sol® and Tilex® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Glad® bags and wraps; Fresh Step® cat litter; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Brita® water-filtration products; and Burt’s Bees® natural personal care products. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names.
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
•Lifestyle consists of food, water filtration and natural personal care products marketed and sold in the United States. Products within this segment include dressings, dips, seasonings and sauces, primarily under the Hidden Valley brand; water-filtration products under the Brita brand; and natural personal care products under the Burt’s Bees brand.
•International consists of products sold outside the United States. Products within this segment include laundry additives; home care products; bags and wraps; cat litter; water-filtration products; professional cleaning and disinfecting products; natural personal care products; food; grilling products and digestive health products marketed primarily under the Clorox, Glad, Poett, Brita, Burt’s Bees, Pine-Sol, Ever Clean®, Clorinda®, Chux and Fresh Step brands.

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended September 30, 2024, the Company continues to monitor macroeconomic conditions as a result of elevated interest rates and volatility in capital markets. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
The risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures. For fiscal year 2025, the Company anticipates the operating environment will remain volatile and challenging. While inflationary headwinds have moderated, consumers continue to feel pressure as continued macroeconomic uncertainty impacts spending.
The Company will continue to invest in its brands, capabilities and people to deliver consistent, profitable growth over time. The Company completed implementation of the new streamlined operating model in fiscal year 2024, which continues to generate annual cost savings in fiscal year 2025 and beyond. The recent divestitures of the Company’s Argentina and Better Health VMS businesses reflect its commitment to continue evolving its portfolio to reduce volatility, accelerate sales growth, and structurally improve margins.
The Company has recovered from the August 2023 cyberattack which had significant impacts to its operations and results in fiscal year 2024. For further information on the incident, see Notes to Condensed Consolidated Financial Statements.
The impact of continued volatility in macroeconomic conditions and geopolitical instability, including ongoing conflicts in the Middle East and Ukraine, rising tensions between China and Taiwan and actual and potential shifts in U.S. and foreign trade, economic and other policies, especially in light of the upcoming U.S. presidential election, have increased global macroeconomic and political uncertainty regarding the duration and resolution of the conflicts, the potential escalation of tensions and potential economic and global supply chain disruptions. These factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.
For further discussion, refer to Item 1.A, “Risk Factors” of this report and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended
	9/30/2024	9/30/2023	% Change
Net sales	$1,762	$1,386	27%

	Three months ended September 30, 2024
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/ Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	38%	38%	—%	—%	—%	38%	38%
Household	38	43	—	—	(5)	38	43
Lifestyle	40	48	—	—	(8)	40	48
International (4)	(4)	(6)	(13)	(2)	4	11	11
Total Company (4)(5)	27%	26%	(4)%	—%	1%	31%	31%

(1)The divestiture impact is calculated as net sales from the Argentina and Better Health VMS businesses after the respective sale dates in the three month year-ago period.
(2)This represents the net impact on net sales growth / (decrease) from pricing actions, mix, trade promotion spending, mix from acquisitions and divestitures and other factors.
(3)Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(4)Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the three months ended September 30, 2024, the volume impact of divestitures was (17%) and (5%) for International and Total Company, respectively.
(5)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
Net sales and volume in the current period increased by 27% and 26%, respectively, primarily due to lapping impacts from the August 2023 cyberattack.

	Three months ended
	9/30/2024	9/30/2023	% Change
Gross profit	$807	$532	52%
Gross margin	45.8%	38.4%
Gross margin increased by 740 basis points in the current period from 38.4% to 45.8%. The increase was primarily driven by higher volume and cost savings.

RESULTS OF OPERATIONS (Continued)
Expenses

	Three months ended
				% of Net Sales
	9/30/2024	9/30/2023	% Change	9/30/2024	9/30/2023
Selling and administrative expenses	$281	$276	2%	15.9%	19.9%
Advertising costs	201	165	22	11.4	11.9
Research and development costs	31	29	7	1.8	2.1
Selling and administrative expenses, as a percentage of net sales, decreased by 400 basis points, while dollars were essentially flat in the current period versus the prior period. The decrease in selling and administrative expenses as a percentage of net sales was primarily due to lower net sales and incremental costs both resulting from the cyberattack, and an arbitral decision relating to a commercial dispute all in the prior period. For further information on the cyberattack, see Notes to Condensed Consolidated Financial Statements.
Advertising costs, as a percentage of net sales, decreased by 50 basis points in the current period versus the prior period, while dollars increased. The dollar increase in advertising costs reflects the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales decreased from 14% to 12% versus the prior period.
Research and development costs, as a percentage of net sales, decreased by 30 basis points, while dollars were essentially flat in the current period as compared to the prior period. The Company continues to invest behind product innovation and cost savings.
Loss on divestiture, interest expense, other (income) expense, net and the effective tax rate on earnings

	Three months ended
	9/30/2024	9/30/2023
Loss on divestiture	$118	$—
Interest expense	21	21
Other (income) expense, net	(22)	12
Effective tax rate on earnings	41.8%	14.6%
Loss on divestiture of $118 in the current period reflects the loss on the divestiture of the Better Health VMS business. See Notes to Condensed Consolidated Financial Statements for further information.
Other (income) expense, net was ($22) and $12 in the current and prior period, respectively. The variance was primarily due to a gain on revaluation of the Company’s trust assets related to its nonqualified deferred compensation plans and the benefit of insurance recoveries related to the cyberattack in the current period. For further information on the cyberattack, see Notes to Condensed Consolidated Financial Statements.
The effective tax rate on earnings was 41.8% and 14.6% for the current and prior period, respectively. The higher tax rate on earnings in the current period was primarily driven by the nondeductibility of the loss on the divestiture of the Better Health VMS business in the current period and the impact of relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations in the prior period.
Diluted net earnings per share

	Three months ended
	9/30/2024	9/30/2023	% Change
Diluted net earnings per share	$0.80	$0.17	371%
Diluted net earnings per share (EPS) increased by $0.63, or 371%, in the current period, primarily due to higher net sales and cost savings, partially offset by the loss relating to the divestiture of the Better Health VMS business and higher advertising investments.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other. See Notes to Condensed Consolidated Financial Statements for further discussion of the principle measure of segment profitability used by management, segment adjusted earnings before interest and income taxes (segment adjusted EBIT):

	Net sales
	Three months ended
	9/30/2024	9/30/2023
Health and Wellness	$698	$504
Household	447	325
Lifestyle	320	229
International	259	270
Reportable segment total	1,724	1,328
Corporate and Other	38	58
Total	$1,762	$1,386

	Segment adjusted EBIT (1)
	Three months ended
	9/30/2024	9/30/2023
Health and Wellness	$235	$104
Household	60	(4)
Lifestyle	66	19
International	35	34
Reportable segment total	396	153
Corporate and Other	(64)	(62)
Total	$332	$91
Interest income	3	10
Interest expense	(21)	(21)
Loss on divestiture	(118)	—
Cyberattack costs, net of insurance recoveries	10	(24)
Digital capabilities and productivity enhancements investment	(29)	(27)
Earnings before income taxes	$177	$29
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings before income taxes, the most directly comparable GAAP financial measure.
Health and Wellness

	Three months ended
	9/30/2024	9/30/2023	% Change
Net sales	$698	$504	38%
Segment adjusted EBIT	235	104	126
Both volume and net sales increased by 38%, and segment adjusted EBIT increased by 126% during the current period. The volume increase was primarily due to lapping impacts from the cyberattack. The increase in segment adjusted EBIT was primarily due to higher net sales and cost savings, partially offset by higher advertising investments.

SEGMENT RESULTS (Continued)
Household

	Three months ended
	9/30/2024	9/30/2023	% Change
Net sales	$447	$325	38%
Segment adjusted EBIT	60	(4)	1,600
Volume, net sales and segment adjusted EBIT increased by 43%, 38% and 1,600%, respectively, during the current period. The volume increase was primarily due to lapping impacts from the cyberattack. The variance between volume and net sales was primarily due to unfavorable mix. The increase in segment adjusted EBIT was mainly due to higher net sales and cost savings, partially offset by higher advertising investments.

Lifestyle

	Three months ended
	9/30/2024	9/30/2023	% Change
Net sales	$320	$229	40%
Segment adjusted EBIT	66	19	247

Volume, net sales and segment adjusted EBIT increased by 48%, 40% and 247% respectively, during the current period. The volume increase was primarily due to lapping impacts from the cyberattack. The variance between volume and net sales was mainly due to unfavorable mix. The increase in segment adjusted EBIT was due to higher net sales, partially offset by higher advertising investments.

International

	Three months ended
	9/30/2024	9/30/2023	% Change
Net sales	$259	$270	(4)%
Segment adjusted EBIT	35	34	3
Volume and net sales decreased by 6% and 4%, respectively, while segment adjusted EBIT increased by 3% during the current period. The volume decrease was primarily due to the Argentina divestiture partially offset by lapping impacts from the cyberattack. The variance between volume and net sales was mainly due to favorable price mix partially offset by the impact of unfavorable exchange rates. The increase in segment adjusted EBIT was primarily due to volume recovery from the cyberattack, partially offset by higher advertising investments and the Argentina divestiture.

Corporate and Other
Corporate and Other includes certain non-allocated administrative costs, the Better Health VMS business through the date of divestiture and various other non-operating income and expenses.

	Three months ended
	9/30/2024	9/30/2023	% Change
Net Sales	$38	$58	(34)%
Segment adjusted EBIT	(64)	(62)	(3)
Net sales decreased by 34% due to lower net sales in the Better Health VMS business as a result of the divestiture in the current period. Segment adjusted EBIT was essentially flat for the current period.

On September 10, 2024, the Company completed the divestiture of its Better Health VMS business. See Notes to Condensed Consolidated Financial Statements for further information.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of September 30, 2024. The following table summarizes cash activities:

	Three months ended
	9/30/2024	9/30/2023
Net cash provided by operations	$221	$20
Net cash provided by (used for) investing activities	89	(23)
Net cash (used for) provided by financing activities	(237)	155
Operating Activities
Net cash provided by operations was $221 in the current three month period, compared with $20 in the prior three month period. The increase was primarily driven by higher cash earnings and lower incentive compensation payments; partially offset by changes in working capital in the current three month period. The higher cash earnings and changes in working capital in the current three month period were a result of the operational disruption from the cyberattack in the prior three month period.
Payment Terms Extension and Supply Chain Financing
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
Investing Activities
Net cash provided by investing activities was $89 in the current three month period, compared with net cash used of $23 in the prior three month period. The year-over-year change was mainly due to net proceeds from the divestiture of the Better Health VMS business in the current three month period.
Financing Activities
Net cash used by financing activities was $237 in the current three month period, compared with net cash provided by financing activities of $155 in the prior three month period. The year-over-year change was mainly due to higher net cash sourced from borrowings in the prior three month period as well as treasury stock purchases in the current three month period.
Capital Resources and Liquidity
The Company's current liabilities may periodically exceed current assets as a result of the Company's debt management policies, including the Company's use of commercial paper borrowings which fluctuates depending on the amount and timing of operating and investing cash flows and payments for shareholder transactions such as dividends and share repurchases.
Notwithstanding potential unforeseen adverse market conditions and as part of the Company’s regular assessment of its cash needs, the Company believes it will have the funds necessary to support its short- and long-term liquidity and operating needs, including its digital capabilities and productivity enhancements investment based on its anticipated ability to generate positive cash flows from operations in the future, access to capital markets enabled by our strong short-term and long-term credit ratings and current borrowing availability.
Credit Arrangements
As of September 30, 2024 the Company maintained a $1,200 revolving credit agreement that matures in March 2027 (the Credit Agreement). There were no borrowings under the Credit Agreement as of both September 30, 2024 and June 30, 2024, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar noncash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

FINANCIAL POSITION AND LIQUIDITY (Continued)
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of September 30, 2024 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of September 30, 2024, the Company maintained $34 of foreign and other credit lines, of which $11 was outstanding.
Stock Repurchases and Dividend Payments
As of September 30, 2024, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three months ended September 30, 2024 and 2023, the Company repurchased 789 thousand shares and 0 shares of common stock at a cost of $107 and $0, respectively.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended
	9/30/2024	9/30/2023
Dividends per share declared	$2.44	$2.40
Total dividends paid	151	149
CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.

NON-GAAP FINANCIAL MEASURES
The non-GAAP financial measures that are included in this MD&A and the reasons management believes they are useful to investors are described below. Certain non-GAAP financial measures may be considered in determining incentive compensation. These measures should be considered supplemental in nature and are not intended to be a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these measures may not be the same as similarly named measures presented by other companies.
Adjusted earnings (losses) before interest and income taxes (adjusted EBIT) represents earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental costs and insurance recoveries related to the August 2023 cyberattack, asset impairments, charges related to the streamlined operating model, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions / divestitures and other nonrecurring or unusual items impacting comparability). The Company uses this measure to assess the operating results and performance of its segments, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. Management believes that the presentation of adjusted EBIT is useful to investors to assess operating performance on a consistent basis by removing the impact of the items that management believes does not directly reflect the performance of each segment's underlying operations. Adjusted EBIT margin is the ratio of adjusted EBIT to net sales.

NON-GAAP FINANCIAL MEASURES (Continued)

	Reconciliation of earnings (losses) before income taxes to adjusted EBIT
	Three months ended
	9/30/2024	9/30/2023
Earnings before income taxes	$177	$29
Interest income	(3)	(10)
Interest expense	21	21
Loss on divestiture (1)	118	—
Cyberattack costs, net of insurance recoveries (2)	(10)	24
Digital capabilities and productivity enhancements investment (3)	29	27
Adjusted EBIT	$332	$91
(1)Represents loss related to the divestiture of the Better Health VMS business. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
(2)Represents incremental costs and insurance recoveries incurred as a result of the August 2023 cyberattack the Company experienced beginning in the first quarter of fiscal year 2024. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
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
Of the total investment, approximately 70% is expected to represent incremental operating costs primarily recorded within selling and administrative expenses to be adjusted from reported earnings before income taxes for purposes of disclosing adjusted EBIT over the course of the next five years. About 70% of these operating costs are expected to be related to the implementation of the ERP, with the remaining costs primarily related to the implementation of complementary technologies.
During the three months ended September 30, 2024 and 2023, the Company incurred approximately $29 and $27, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. The expenses relate to the following:

	Three months ended
	9/30/2024	9/30/2023
External consulting fees (1)	$20	$21
IT project personnel costs (2)	2	2
Other (3)	7	4
Total	$29	$27
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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three months ended September 30, 2024
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	38%	38%	40%	(4)%	27%
Add: Foreign Exchange	—	—	—	2	—
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	13	4
Organic sales growth / (decrease) (non-GAAP)	38%	38%	40%	11%	31%
(1)Total Company includes Corporate and Other.
(2)The divestiture impact is calculated as net sales from the Argentina and Better Health VMS businesses after the respective sale dates in the three month year-ago period.
CAUTIONARY STATEMENT
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements regarding the expected or potential impact of the Company’s operational disruption stemming from a cyberattack, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect the Company’s current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•unfavorable general economic and geopolitical conditions beyond the Company’s control, including supply chain disruptions, labor shortages, wage pressures, rising inflation, the interest rate environment, fuel and energy costs, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, such as COVID-19, terrorism, and unstable geopolitical conditions, including ongoing conflicts in the Middle East and Ukraine and rising tensions between China and Taiwan, as well as macroeconomic and geopolitical volatility and uncertainty as a result of a number of these and other factors, including actual and potential shifts between the U.S. and its trading partners, especially China;
•the ability of the Company to drive sales growth, increase prices and market share, grow its product categories and manage favorable product and geographic mix;
•the impact of the changing retail environment, including the growth of alternative retail channels and business models, and changing consumer preferences;
•our recovery from the August 2023 cyberattack, and risks related to the Company’s use of and reliance on information technology systems, including potential and actual security breaches, cyberattacks, privacy breaches or data breaches that result in the unauthorized disclosure of consumer, customer, employee or Company information, business, service

CAUTIONARY STATEMENT (Continued)
or operational disruptions, or that impact the Company’s financial results or financial reporting, or any resulting unfavorable outcomes, increased costs or legal proceedings;
•intense competition in the Company’s markets;
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
•the Company’s ability to attract and retain key personnel, which may continue to be impacted by challenges in the labor market, such as increasing labor costs and sustained labor shortages;
•lower revenue, increased costs or reputational harm resulting from government actions and compliance with regulations, or any material costs imposed by changes in regulation;
•changes to the Company’s processes and procedures as a result of its digital capabilities and productivity enhancements that may result in changes to the Company’s internal controls over financial reporting;
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
•the impact of Environmental, Social, and Governance (ESG) issues, including those related to climate- related transition risks, changing consumer preferences, including the environmental impact of the Company’s products and sustainability on sales, operating costs or reputation;
•the impact of product liability claims, labor claims and other legal, governmental or tax proceedings, including in foreign jurisdictions and in connection with any product recalls;
•risks relating to acquisitions, new ventures and divestitures, and associated costs, including for asset impairment charges related to, among others, intangible assets, including trademarks and goodwill; and the ability to complete announced transactions and, if completed, integration costs and potential contingent liabilities related to those transactions;
•the accuracy of the Company’s estimates and assumptions on which its financial projections, including any sales or earnings guidance or outlook it may provide from time to time, are based;
•risks related to increases in the estimated fair value of P&G’s interest in the Glad business;
•risks related to the Company's reliance on third-party service providers, including inability to meet cost savings or efficiencies, business or systems disruptions, and other liabilities, including legal or regulatory risk;

CAUTIONARY STATEMENT (Continued)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2024. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
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
No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is in the process of implementing a new enterprise resource planning (ERP) system along with a suite of other digital technologies. In the first quarter of fiscal year 2025, we began implementation of the new ERP system. As this phased implementation occurs during fiscal years 2025 and 2026, the Company will change its processes and procedures which, in turn, could result in changes to its internal control over financial reporting. As such changes occur, the Company will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and the information in “Cautionary Statement” included in this Report.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2025.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2024	649,401	$133.92	649,401	$993 million
August 1 to 31, 2024	139,800	$141.61	139,800	$993 million
September 1 to 30, 2024	—	—	—	$993 million
Total	789,201	$135.28	789,201
(1)All of the shares purchased in July and August 2024 were acquired pursuant to the Company’s Evergreen program.
(2)Average price paid per share in the period includes commission.
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2024.
10.2	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2024.
10.3	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Annual Grant) for awards made in 2024.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: October 30, 2024	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller