Form 10-Q
period 2024-12-31
CLOROX CO /DE/
filed 2025-02-03
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024.
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

As of January 17, 2025, there were 123,189,867 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Net sales	$1,686	$1,990	$3,448	$3,376
Cost of products sold	948	1,124	1,903	1,978
Gross profit	738	866	1,545	1,398
Selling and administrative expenses	280	322	561	598
Advertising costs	191	186	392	351
Research and development costs	31	32	62	61
Loss on divestiture	—	—	118	—
Pension settlement charge	—	171	—	171
Interest expense	22	26	43	47
Other (income) expense, net	(23)	(7)	(45)	5
Earnings before income taxes	237	136	414	165
Income tax expense	43	40	117	44
Net earnings	194	96	297	121
Less: Net earnings attributable to noncontrolling interests	1	3	5	6
Net earnings attributable to Clorox	$193	$93	$292	$115
Net earnings per share attributable to Clorox
Basic net earnings per share	$1.55	$0.75	$2.36	$0.93
Diluted net earnings per share	$1.54	$0.75	$2.34	$0.92
Weighted average shares outstanding (in thousands)
Basic	123,766	124,176	123,781	124,075
Diluted	124,662	124,620	124,669	124,635

Comprehensive income	$160	$231	$271	$255
Less: Total comprehensive income attributable to noncontrolling interests	1	3	5	6
Total comprehensive income attributable to Clorox	$159	$228	$266	$249

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	12/31/2024	6/30/2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$290	$202
Receivables, net	603	695
Inventories, net	592	637
Prepaid expenses and other current assets	147	88
Total current assets	1,632	1,622
Property, plant and equipment, net of accumulated depreciation and amortization of $2,831 and $2,821, respectively	1,242	1,315
Operating lease right-of-use assets	362	360
Goodwill	1,219	1,228
Trademarks, net	501	538
Other intangible assets, net	73	143
Other assets	548	545
Total assets	$5,577	$5,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$189	$4
Current operating lease liabilities	81	84
Accounts payable and accrued liabilities	1,460	1,486
Total current liabilities	1,730	1,574
Long-term debt	2,483	2,481
Long-term operating lease liabilities	339	334
Other liabilities	882	848
Deferred income taxes	22	22
Total liabilities	5,456	5,259
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of December 31, 2024 and June 30, 2024; and 123,150,847 and 124,201,807 shares outstanding as of December 31, 2024 and June 30, 2024, respectively	131	131
Additional paid-in capital	1,287	1,288
Retained earnings	68	250
Treasury stock, at cost: 7,590,614 and 6,539,654 shares as of December 31, 2024 and June 30, 2024, respectively	(1,346)	(1,186)
Accumulated other comprehensive net (loss) income	(181)	(155)
Total Clorox stockholders’ (deficit) equity	(41)	328
Noncontrolling interests	162	164
Total stockholders’ equity	121	492
Total liabilities and stockholders’ equity	$5,577	$5,751

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six months ended
	12/31/2024	12/31/2023
Operating activities:
Net earnings	$297	$121
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	107	118
Stock-based compensation	40	29
Deferred income taxes	(19)	(60)
Loss on divestiture	112	—
Pension settlement charge	—	171
Other	5	8
Changes in:
Receivables, net	64	15
Inventories, net	(12)	43
Prepaid expenses and other current assets	(39)	(20)
Accounts payable and accrued liabilities	(138)	(163)
Income taxes payable / prepaid	(16)	(89)
Net cash provided by operations	401	173
Investing activities:
Capital expenditures	(92)	(76)
Proceeds from divestiture, net of cash divested	128	—
Other	(1)	20
Net cash provided by (used for) investing activities	35	(56)
Financing activities:
Notes and loans payable, net	184	195
Treasury stock purchased	(257)	—
Cash dividends paid to Clorox stockholders	(302)	(298)
Issuance of common stock for employee stock plans and other	29	(1)
Net cash used for financing activities	(346)	(104)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(23)
Net increase (decrease) in cash, cash equivalents and restricted cash	87	(10)
Cash, cash equivalents and restricted cash:
Beginning of period	207	368
End of period	$294	$358

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2024 and 2023, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. Percentage and basis point calculations are based on rounded numbers, except for per share data and the effective tax rate.
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
Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” These amendments primarily require enhanced quantitative and qualitative disclosures in the notes to the financial statements for specific expense categories underlying the expenses presented on the income statement. These amendments are to be applied prospectively to financial statements issued after the effective date or retrospectively to any or all periods presented in the financial statements. Early adoption is permitted. The standard will be effective for annual periods beginning after December 15, 2026, and subsequent interim periods. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” These amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative and qualitative disclosures regarding income taxes paid. These amendments are to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures..” These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. These amendments are to be applied retrospectively for all periods presented in the financial statements and will be effective for the annual period beginning July 1, 2024, and interim periods beginning July 1, 2025. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
Recently Adopted Accounting Standards
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the standard as of July 1, 2023, except for the rollforward information which will be effective for the fiscal year ending June 30, 2025. The adoption relates to disclosures only and does not have an impact on the condensed consolidated financial statements, results of operations or cash flows.

NOTE 2. DIVESTITURES
Divestiture of Better Health Vitamins, Minerals and Supplements (VMS) Business
On September 10, 2024, the Company completed the divestiture of its Better Health VMS business in its entirety to an affiliate of Piping Rock Health Products, LLC. The divested business includes the Natural Vitality, NeoCell, Rainbow Light and RenewLife brands, relevant trademarks and licenses, and associated manufacturing and distribution facilities in Sunrise, Florida. The transaction reflects the Company’s commitment to continue evolving its portfolio to reduce volatility and accelerate sales growth, as well as structurally improve its margin, in service of driving more consistent and profitable growth over time. The transaction was executed pursuant to a purchase agreement. As a result of the transaction, the Company recorded an after tax loss of $118 during the six months ended December 31, 2024.
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

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Net sales	$—	$54	$38	$112
The divestiture of the Company’s Better Health VMS business does not meet the criteria to be reported as discontinued operations in the condensed consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
Divestiture of Argentina Business
On March 20, 2024, the Company completed the divestiture of its Argentina business. Net sales of the Argentina business for the three and six months ended December 31, 2023 were $47 and $80, respectively. Refer to Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for further information related to the Argentina business divestiture.

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
The Company recorded insurance recoveries of $25 and $35 in the three and six months ended December 31, 2024, respectively, and incurred incremental expenses of approximately $25 and $49 in the three and six months ended December 31, 2023, respectively, as a result of the cyberattack. The following table summarizes the recognition of (insurance recoveries) and costs in the condensed consolidated statements of earnings and comprehensive income:

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Costs of products sold	$(2)	$9	$(3)	$20
Selling and administrative expenses	—	16	—	29
Other (income) expense, net	(23)	—	(32)	—
Total	$(25)	$25	$(35)	$49
The costs incurred related primarily to third-party consulting services, including IT recovery and forensic experts and other professional services incurred to investigate and remediate the attack, as well as incremental operating costs incurred from the resulting disruption to the Company’s business operations. The Company does not expect to incur significant costs related to the cyberattack in future periods. Insurance recoveries are classified consistent with the expenses to which they relate. Business interruption and other insurance recoveries that do not correspond directly to previously incurred expenses are recognized in Other (income) expense, net.
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
All outstanding amounts related to suppliers participating in the SCF program are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows. As of December 31, 2024 and June 30, 2024, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $218 and $205, respectively.

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
The total restructuring and related implementation costs, net associated with the Company’s streamlined operating model are reflected in the condensed consolidated statements of earnings and comprehensive income.

Restructuring and related implementation costs for both the three and six months ended December 31, 2023 were $3, recorded within Selling and administrative expenses.
The following table reconciles the accrual for the streamlined operating model’s restructuring and related implementation costs discussed above, which are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	Employee-Related Costs	Other	Total
Accrual Balance as of June 30, 2024	$8	$11	$19
Cash payments	(7)	(11)	(18)
Accrual Balance as of December 31, 2024	$1	$—	$1
The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve costs in future periods.
Refer to Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for further information related to the streamlined operating model.
NOTE 6. INVENTORIES, NET
Inventories, net consisted of the following as of:

	12/31/2024	6/30/2024
Finished goods	$510	$556
Raw materials and packaging	150	172
Work in process	16	9
LIFO allowances	(84)	(98)
Total inventories, net	$592	$639
Less: Non-current inventories, net (1)	—	2
Total current inventories, net	$592	$637
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

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The notional amounts of outstanding commodity derivatives, which related primarily to exposures in soybean oil used for the food business and jet fuel used for the grilling business, were $25 and $38 as of December 31, 2024 and June 30, 2024, respectively.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $36 and $29 as of December 31, 2024 and June 30, 2024, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of both December 31, 2024 and June 30, 2024.
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
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings (losses) were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Commodity purchase derivative contracts	$—	$(4)	$(3)	$(5)
Foreign exchange derivative contracts	3	(2)	2	(1)
Total	$3	$(6)	$(1)	$(6)

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended		Six months ended
		12/31/2024	12/31/2023	12/31/2024	12/31/2023
Commodity purchase derivative contracts	Cost of products sold	$(2)	$—	$(3)	$(2)
Interest rate derivative contracts	Interest expense	3	3	6	6
Total		$1	$3	$3	$4
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of December 31, 2024 that is expected to be reclassified into Net earnings within the next twelve months is $11.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $0 contained such terms as of both December 31, 2024 and June 30, 2024. As of both December 31, 2024 and June 30, 2024, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2024 and June 30, 2024, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both December 31, 2024 and June 30, 2024, the Company maintained cash margin balances related to exchange traded futures and options contracts of $3, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of both December 31, 2024 and June 30, 2024, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			12/31/2024		6/30/2024
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	$—	$—	$1	$1
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	2	2	—	—
			$2	$2	$1	$1
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	$2	$2	$2	$2
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	1	1	—	—
			$3	$3	$2	$2
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			12/31/2024		6/30/2024
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$158	$158	$95	$95
Time deposits	Cash and cash equivalents (1)	2	8	8	9	9
Trust assets for nonqualified deferred compensation plans	Other assets	1	170	170	154	154
			$336	$336	$258	$258
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$189	$189	$4	$4
Long-term debt	Long-term debt (3)	2	2,483	2,373	2,481	2,341
			$2,672	$2,562	$2,485	$2,345
(1)Cash and cash equivalents are composed of time deposits and other interest-bearing investments, including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(2)Notes and loans payable are composed of outstanding U.S. commercial paper balances and/or amounts drawn on the Company’s credit agreements, all of which are recorded at cost, which approximates fair value. The weighted average effective interest rate on Notes and loan payable balances as of December 31, 2024 and June 30, 2024 were 4.67% and 5.60%, respectively.
(3)Long-term debt is recorded at cost. The fair value of Long-term debt was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.

NOTE 8. OTHER (INCOME) EXPENSE, NET
The major components of Other (income) expense, net were:

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Amortization of trademarks and other intangible assets	$5	$7	$11	$15
Trust investment (gains) losses, net	1	(12)	(8)	(10)
Net periodic benefit (credit) cost	(4)	5	(3)	10
Foreign exchange transaction (gains) losses, net (1)	2	15	3	23
Income from equity investees	(1)	(1)	(3)	(2)
Interest income	(2)	(7)	(5)	(17)
Gain on sale-leaseback transaction (2)	—	(16)	—	(16)
Cyberattack insurance recoveries (3)	(23)	—	(32)	—
Other	(1)	2	(8)	2
Total	$(23)	$(7)	$(45)	$5
(1)Foreign exchange losses were primarily related to the Company’s operations in Argentina in the three and six month periods ended December 31, 2023.
(2)On December 14, 2023, the Company completed an asset sale-leaseback transaction on a warehouse in Fairfield, California. The transaction resulted in a $16 gain which was recognized in Other (income) expense, net in the Health and Wellness segment. Refer to Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for further information related to the sale-leaseback transaction.
(3)Insurance recoveries related to the August 2023 cyberattack. See Note 3 for additional details.
NOTE 9. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 18.1% and 28.2% for the three and six months ended December 31, 2024, respectively, and 29.3% and 26.7% for the three and six months ended December 31, 2023, respectively. The lower tax rate in the current three month period compared to the prior three month period was primarily driven by an international legal entity reorganization and higher compensation deductions in the current period.
Income taxes paid, net of refunds, were $148 and $194 for the six months ended December 31, 2024 and 2023, respectively. The higher payments in the prior period were primarily driven by income tax payments for fiscal year 2023 that were deferred to fiscal year 2024 as a result of tax relief provided by the IRS due to winter storms in California.
NOTE 10. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Basic	123,766	124,176	123,781	124,075
Dilutive effect of stock options and other	896	444	888	560
Diluted	124,662	124,620	124,669	124,635

Antidilutive stock options and other	841	3,527	841	3,527
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 11. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Net earnings	$194	$96	$297	$121
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(34)	17	(20)	6
Net unrealized gains (losses) on derivatives	1	(8)	(5)	(9)
Pension and postretirement benefit adjustments	(1)	126	(1)	137
Total other comprehensive (loss) income, net of tax	(34)	135	(26)	134
Comprehensive income	160	231	271	255
Less: Total comprehensive income attributable to noncontrolling interests	1	3	5	6
Total comprehensive income attributable to Clorox	$159	$228	$266	$249

NOTE 12. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended December 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of September 30, 2023	$131	130,741	$1,246	$299	$(1,219)	(6,740)	$(494)	$168	$131
Net earnings	—	—	—	93	—	—	—	3	96
Other comprehensive (loss) income	—	—	—	—	—	—	135	—	135
Dividends to Clorox stockholders ($1.20 per share declared)	—	—	—	(150)	—	—	—	—	(150)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(6)	(6)
Stock-based compensation	—	—	16	—	—	—	—	—	16
Other employee stock plan activities	—	—	(17)	(1)	14	79	—	—	(4)
Balance as of December 31, 2023	$131	130,741	$1,245	$241	$(1,205)	(6,661)	$(359)	$165	$218

Balance as of September 30, 2024	$131	130,741	$1,297	$31	$(1,252)	(7,068)	$(147)	$164	$224
Net earnings	—	—	—	193	—	—	—	1	194
Other comprehensive (loss) income	—	—	—	—	—	—	(34)	—	(34)
Dividends to Clorox stockholders ($1.22 per share declared)	—	—	—	(152)	—	—	—	—	(152)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	27	—	—	—	—	—	27
Other employee stock plan activities	—	—	(37)	(4)	56	383	—	—	15
Treasury stock purchased	—	—	—	—	(150)	(906)	—	—	(150)
Balance as of December 31, 2024	$131	130,741	$1,287	$68	$(1,346)	(7,591)	$(181)	$162	$121

	Six months ended December 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2023	$131	130,741	$1,245	$583	$(1,246)	(6,921)	$(493)	$168	$388
Net earnings	—	—	—	115	—	—	—	6	121
Other comprehensive (loss) income	—	—	—	—	—	—	134	—	134
Dividends to Clorox stockholders ($3.60 per share declared)	—	—	—	(450)	—	—	—	—	(450)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Stock-based compensation	—	—	29	—	—	—	—	—	29
Other employee stock plan activities	—	—	(29)	(7)	41	260	—	—	5
Balance as of December 31, 2023	$131	130,741	$1,245	$241	$(1,205)	(6,661)	$(359)	$165	$218

Balance as of June 30, 2024	$131	130,741	$1,288	$250	$(1,186)	(6,540)	$(155)	$164	$492
Net earnings	—	—	—	292	—	—	—	5	297
Other comprehensive (loss) income	—	—	—	—	—	—	(26)	—	(26)
Dividends to Clorox stockholders ($3.66 per share declared)	—	—	—	(457)	—	—	—	—	(457)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	40	—	—	—	—	—	40
Other employee stock plan activities	—	—	(41)	(17)	97	644	—	—	39
Treasury stock purchased	—	—	—	—	(257)	(1,695)	—	—	(257)
Balance as of December 31, 2024	$131	130,741	$1,287	$68	$(1,346)	(7,591)	$(181)	$162	$121

NOTE 12. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of September 30, 2023	$(456)	$98	$(136)	$(494)
Other comprehensive (loss) income before reclassifications	17	(6)	(7)	4
Amounts reclassified from Accumulated other comprehensive net (loss) income (1)	—	(3)	172	169
Income tax benefit (expense)	—	1	(39)	(38)
Net current period other comprehensive (loss) income	17	(8)	126	135
Balance as of December 31, 2023	$(439)	$90	$(10)	$(359)

Balance as of September 30, 2024	$(225)	$79	$(1)	$(147)
Other comprehensive (loss) income before reclassifications	(34)	3	—	(31)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(1)	(1)	(2)
Income tax benefit (expense)	—	(1)	—	(1)
Net current period other comprehensive (loss) income	(34)	1	(1)	(34)
Balance as of December 31, 2024	$(259)	$80	$(2)	$(181)

	Six months ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2023	$(445)	$99	$(147)	$(493)
Other comprehensive (loss) income before reclassifications	6	(6)	4	4
Amounts reclassified from Accumulated other comprehensive net (loss) income (1)	—	(4)	175	171
Income tax benefit (expense)	—	1	(42)	(41)
Net current period other comprehensive (loss) income	6	(9)	137	134
Balance as of December 31, 2023	$(439)	$90	$(10)	$(359)

Balance as of June 30, 2024	$(239)	$85	$(1)	$(155)
Other comprehensive (loss) income before reclassifications	(20)	(1)	—	(21)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(3)	(1)	(4)
Income tax benefit (expense)	—	(1)	—	(1)
Net current period other comprehensive (loss) income	(20)	(5)	(1)	(26)
Balance as of December 31, 2024	$(259)	$80	$(2)	$(181)
(1)Includes recognition of pension settlement charge reclassified into Net earnings. See Note 13 for additional details.

NOTE 13. EMPLOYEE BENEFIT PLANS
In the second quarter of fiscal year 2024, the Company settled plan benefits of its domestic qualified pension plan (the Plan) and recorded a one-time noncash charge, net of curtailment gain, of $171 before taxes ($130 after tax) in the Company’s condensed consolidated statement of earnings and comprehensive income.
The Company continues to maintain various other retirement income plans for eligible domestic and international employees.
The following table summarizes the components of net periodic benefit (credit) cost for the Company’s remaining retirement income plans:

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Interest cost	$2	$3	$3	$8
Expected return on plan assets (1)	(1)	1	(1)	(2)
Amortization of unrecognized items	—	1	—	3
Curtailment gain	—	(6)	—	(6)
Settlement (gain) loss	(4)	177	(4)	178
Total	$(3)	$176	$(2)	$181
(1)The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2025 net periodic benefit cost is 5.8%.
The net periodic benefit (credit) cost for the Company’s retirement health care plans was ($1) for both the three and six months ended December 31, 2024 and $0 for both the three and six months ended December 31, 2023.
During both the three months ended December 31, 2024 and 2023, the Company made $2 in contributions to its domestic retirement income plans. During both the six months ended December 31, 2024 and 2023, the Company made $4 in contributions to its domestic retirement income plans.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs. All other components are reflected in Other (income) expense, net.
NOTE 14. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $28 as of both December 31, 2024 and June 30, 2024 for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 of the recorded liability as of both December 31, 2024 and June 30, 2024, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing groundwater at the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study related to groundwater. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators. In January 2023, the regulators issued a new order directing the Company and the current property owner to conduct a Remedial Investigation and then prepare a Feasibility Study to evaluate and remediate impacts to soil, groundwater, soil vapor and indoor air. While the Company believes its latest estimates of remediation costs (including any related to soil, groundwater, soil vapor and indoor air impacts) are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs in the aggregate of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability as of both December 31, 2024 and June 30, 2024. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital

NOTE 14. OTHER CONTINGENCIES AND GUARANTEES (continued)
expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both December 31, 2024 and June 30, 2024.
The Company was a party to letters of credit of $18 as of December 31, 2024, primarily related to its insurance carriers, of which $0 had been drawn upon.
NOTE 15. SEGMENT RESULTS
The Company operates through strategic business units (SBUs) which are organized into operating segments. Operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. Operating segments not aggregated into a reportable segment are reflected in Corporate and Other.
Corporate and Other includes certain non-allocated administrative costs and various other non-operating income and expenses. Assets in Corporate and Other include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, operating lease right-of-use assets, other long-term assets and deferred taxes. Corporate and Other includes the results and the Better Health VMS business through the date of divestiture of September 10, 2024.
The principal measure of segment profitability used by management is segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT). Segment adjusted EBIT is defined as earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental charges and insurance recoveries related to the August 2023 cyberattack, asset impairments, charges related to the streamlined operating model, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions / divestitures and other nonrecurring or unusual items impacting comparability).
The tables below present reportable segment information and a reconciliation of the segment information to the Company’s consolidated net sales and earnings (losses) before income taxes, with amounts that are not allocated to the reportable segments reflected in Corporate and Other.

NOTE 15. SEGMENT RESULTS (Continued)

	Net sales
	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Health and Wellness	$628	$720	$1,326	$1,224
Household	446	502	893	827
Lifestyle	338	403	658	632
International	274	311	533	581
Reportable segment total	$1,686	$1,936	$3,410	$3,264
Corporate and Other	—	54	38	112
Total	$1,686	$1,990	$3,448	$3,376

	Segment adjusted EBIT
	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Health and Wellness	$193	$259	$428	$363
Household	48	92	108	88
Lifestyle	70	109	136	128
International	21	32	56	66
Reportable segment total	$332	$492	$728	$645
Corporate and Other	(74)	(106)	(138)	(168)
Total	$258	$386	$590	$477
Interest income	2	7	5	17
Interest expense	(22)	(26)	(43)	(47)
Loss on divestiture (1)	—	—	(118)	—
Pension settlement charge (2)	—	(171)	—	(171)
Cyberattack costs, net of insurance recoveries (3)	25	(25)	35	(49)
Streamlined operating model (4)	—	(3)	—	(3)
Digital capabilities and productivity enhancements investment (5)	(26)	(32)	(55)	(59)
Earnings before income taxes	$237	$136	$414	$165
(1)Represents loss on divestiture of the Better Health VMS business corresponding to Corporate and Other. See Note 2 for additional details related to the divestiture.
(2)Represents costs related to the settlement of the domestic qualified pension plan corresponding to Corporate and Other. See Note 13 for additional details related to the pension settlement.
(3)Represents insurance recoveries of $25 and $35 in the three and six months ended December 31, 2024, respectively, and incurred incremental expenses of approximately $25 and $49 in the three and six months ended December 31, 2023, respectively, as a result of the cyberattack. See Note 3 for additional details related to the August 2023 cyberattack. For informational purposes, the following table provides the approximate cyberattack costs and insurance recoveries corresponding to the Company’s reportable segments as a percentage of the total:

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Health and Wellness	—%	9%	—%	15%
Household	—	11	—	11
Lifestyle	—	12	—	13
International	—	7	—	4
Corporate and Other	100	61	100	57
Total	100%	100%	100%	100%
(4)Represents restructuring and related implementation costs, net for the streamlined operating model of $3 for both the three and six months ended December 31, 2023, corresponding to Corporate and Other.
(5)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.

NOTE 15. SEGMENT RESULTS (Continued)
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, were 26% for both the three and six months ended December 31, 2024, and 23% and 25% for the three and six months ended December 31, 2023, respectively.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Cleaning	32%	31%	33%	31%
Professional Products	5	5	5	5
Health and Wellness	37%	36%	38%	36%
Bags and Wraps	12	12	12	11
Cat Litter	10	9	9	9
Grilling	5	4	5	4
Household	27%	25%	26%	24%
Food	11	11	11	10
Water Filtration	4	4	4	5
Natural Personal Care	5	5	4	4
Lifestyle	20%	20%	19%	19%
International	16%	16%	16%	17%
Corporate and Other	—%	3%	1%	4%
Total	100%	100%	100%	100%
NOTE 16. SUBSEQUENT EVENTS
Venture Agreement
The Company has an agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development (R&D) support to the Glad business. As of both December 31, 2024 and June 30, 2024, P&G had a 20% interest in the venture. The Company pays a royalty to P&G for its interest in the profits, losses and cash flows, as contractually defined, of the Glad business, which is included in Cost of products sold.
The term of this agreement was to expire in January 2026, unless the parties agreed, on or prior to January 31, 2025, to further extend the term of the agreement for another seven years or agree to take some other relevant action. Since the parties jointly did not opt to further extend the term of the agreement for another seven years or agree to take some other relevant action on or before January 31, 2025, the agreement will terminate in accordance with its terms in January 2026.
Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of both December 31, 2024 and June 30, 2024, the estimated fair value of P&G’s interest was $531, of which $517 and $510, respectively, has been recognized and is reflected in Other liabilities. Beginning in the third quarter of fiscal year 2025, this liability is expected to be presented within current liabilities as it is reasonably expected to be settled within one year. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. Following termination, the Glad business will retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on August 8, 2024, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and six month period ended December 31, 2024 (the current period) to the three and six month period ended December 31, 2023 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
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

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended December 31, 2024, the Company continues to monitor macroeconomic conditions as a result of elevated interest rates and volatility in capital markets. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
The risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures. For the remainder of fiscal year 2025, the Company anticipates the operating environment will remain volatile and challenging. While inflationary headwinds have moderated, consumers continue to feel pressure as continued macroeconomic uncertainty impacts spending.
The Company will continue to invest in its brands, capabilities and people to deliver consistent, profitable growth over time. The Company completed implementation of the new streamlined operating model in fiscal year 2024, which continues to generate annual cost savings in fiscal year 2025 and beyond. The recent divestitures of the Company’s Argentina and Better Health VMS businesses reflect its commitment to continue evolving its portfolio to reduce volatility, accelerate sales growth and structurally improve margins.
The Company has recovered from the August 2023 cyberattack which had significant impacts to its operations and results in fiscal year 2024. For further information on the incident, see Notes to Condensed Consolidated Financial Statements.
The impact of continued volatility in macroeconomic conditions and geopolitical instability, including ongoing conflicts in the Middle East and Ukraine, rising tensions between China and Taiwan and actual and potential shifts in U.S. and foreign trade, economic and other policies, especially in light of the change in U.S. presidential administration, have increased global macroeconomic and political uncertainty regarding the duration and resolution of the conflicts, the potential escalation of tensions and potential economic and global trade and supply chain disruptions. These factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.
For further discussion, refer to Item 1.A, “Risk Factors” of this report and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended			Six months ended
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023	% Change
Net sales	$1,686	$1,990	(15)%	$3,448	$3,376	2%

	Three months ended December 31, 2024
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/ Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	(13)%	(11)%	—%	—%	(2)%	(13)%	(11)%
Household	(11)	(11)	—	—	—	(11)	(11)
Lifestyle	(16)	(16)	—	—	—	(16)	(16)
International (4)	(12)	(12)	(16)	(2)	2	6	6
Total Company (4)(5)	(15)%	(15)%	(6)%	—%	—%	(9)%	(8)%

	Six months ended December 31, 2024
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	8%	10%	—%	—%	(2)%	8%	10%
Household	8	10	—	—	(2)	8	10
Lifestyle	4	5	—	—	(1)	4	5
International (4)	(8)	(9)	(14)	(2)	3	8	8
Total Company (4)(5)	2%	2%	(5)%	—%	—%	7%	8%
(1)The divestiture impact is calculated as net sales from the Argentina and Better Health VMS businesses after the respective sale dates in the three and six month year-ago periods.
(2)This represents the net impact on net sales growth / (decrease) from pricing actions, mix, trade promotion spending, mix from acquisitions and divestitures and other factors. In the three months ended December 31, 2024, the impact from divestiture mix was 2% and 1% for International and Total Company, respectively. In the six months ended December 31, 2024, the impact from divestiture mix was 3% and 1% for International and Total Company, respectively.
(3)Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(4)Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the three months ended December 31, 2024, the volume impact of divestitures was (18)% and (7)% for International and Total Company, respectively. In the six months ended December 31, 2024, the volume impact of divestitures was (17)% and (6)% for International and Total Company, respectively.
(5)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
Net sales and volume in the current three month period both decreased by 15%, primarily due to lapping the impact of retail inventory restoration following the August 2023 cyberattack and the divestitures of the Better Health VMS and Argentina businesses.
Net sales and volume in the current six month period both increased by 2%, primarily due to lapping impacts from the August 2023 cyberattack and retail inventory restoration, partially offset by the divestitures of the Better Health VMS and Argentina businesses.

RESULTS OF OPERATIONS (Continued)

	Three months ended			Six months ended
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023	% Change
Gross profit	$738	$866	(15)%	$1,545	$1,398	11%
Gross margin	43.8%	43.5%		44.8%	41.4%
Gross margin increased by 30 basis points in the current three month period from 43.5% to 43.8%. The increase was primarily driven by cost savings and the benefits from the divestitures of the Better Health VMS and Argentina businesses, partially offset by lower volume and higher manufacturing and logistics costs.
Gross margin increased by 340 basis points in the current six month period from 41.4% to 44.8%. The increase was primarily driven by cost savings, higher volume and the benefits from the divestitures of the Better Health VMS and Argentina businesses.

Expenses

	Three months ended
				% of Net Sales
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023
Selling and administrative expenses	$280	$322	(13)%	16.6%	16.2%
Advertising costs	191	186	3	11.3	9.3
Research and development costs	31	32	(3)	1.8	1.6

	Six months ended
				% of Net Sales
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023
Selling and administrative expenses	$561	$598	(6)%	16.3%	17.7%
Advertising costs	392	351	12	11.4	10.4
Research and development costs	62	61	2	1.8	1.8
Selling and administrative expenses, as a percentage of net sales, increased by 40 basis points and decreased by 140 basis points in the current three and six month periods, respectively, while dollars decreased in both the current three and six month periods. The dollar decrease in selling and administrative expenses in the current three month period was primarily due to incremental costs resulting from the cyberattack in the prior period and the impact from the divestitures in the current period. The dollar decrease in selling and administrative expenses in the current six month period was primarily due to incremental costs resulting from the cyberattack and an arbitral decision related to a commercial dispute in the prior period. For further information on the cyberattack, see Notes to Condensed Consolidated Financial Statements.
Advertising costs, as a percentage of net sales, increased by 200 basis and 100 basis points in the current three and six month periods, respectively, versus the prior periods. The dollar increase in advertising costs reflects the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales increased from 10% to 12% versus the prior three month period.
Research and development costs, both as a percentage of net sales and dollars, were essentially flat in both the current three and six month period as compared to the prior periods. The Company continues to invest behind product innovation and cost savings.

RESULTS OF OPERATIONS (Continued)
Loss on divestiture, pension settlement charge, interest expense, other (income) expense, net and the effective tax rate on earnings

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Loss on divestiture	$—	$—	$118	$—
Pension settlement charge	—	171	—	171
Interest expense	22	26	43	47
Other (income) expense, net	(23)	(7)	(45)	5
Effective tax rate on earnings	18.1%	29.3%	28.2%	26.7%
Loss on divestiture of $118 in the current six month period reflects the loss on the divestiture of the Better Health VMS business. See Notes to Condensed Consolidated Financial Statements for further information.
Pension settlement charge of $171 in both the prior three and six month periods reflected the settlement of the domestic qualified pension plan. See Notes to Condensed Consolidated Financial Statements for further information.
Other (income) expense, net was ($23) and ($7) in the current and prior three month periods, respectively, and ($45) and $5 in the current and prior six month periods, respectively. The variance between the current and prior three month periods was primarily due to the benefit of insurance recoveries related to the cyberattack in the current period. The variance between the current and prior six month periods was primarily due to the benefit of insurance recoveries related to the cyberattack in the current period and unfavorable foreign exchange rates primarily related to Argentina in the prior period. For further information on the cyberattack, see Notes to Condensed Consolidated Financial Statements.
The effective tax rate on earnings was 18.1% and 28.2% for the current three and six month periods, respectively, and 29.3% and 26.7% for the prior three and six month periods, respectively. The lower tax rate on earnings in the current three month period compared to the prior period was primarily driven by an international legal entity reorganization and higher compensation deductions in the current period.
Diluted net earnings per share

	Three months ended			Six months ended
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023	% Change
Diluted net earnings per share	$1.54	$0.75	105%	$2.34	$0.92	154%
Diluted net earnings per share (EPS) increased by $0.79, or 105%, in the current three month period, primarily due to the pension settlement charge and cyberattack expenses in the prior period, and the benefits of cyberattack insurance recoveries and cost savings in the current period, partially offset by lower net sales in the current period.
Diluted EPS increased by $1.42, or 154%, in the current six month period, primarily due to the pension settlement charge in the prior period and higher net sales, the benefits of cyberattack insurance recoveries and cost savings in the current period, partially offset by the loss relating to the divestiture of the Better Health VMS business and higher advertising investments in the current period.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other. See Notes to Condensed Consolidated Financial Statements for further discussion of the principal measure of segment profitability used by management, segment adjusted earnings before interest and income taxes (segment adjusted EBIT):

	Net sales
	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Health and Wellness	$628	$720	$1,326	$1,224
Household	446	502	893	827
Lifestyle	338	403	658	632
International	274	311	533	581
Reportable segment total	1,686	1,936	3,410	3,264
Corporate and Other	—	54	38	112
Total	$1,686	$1,990	$3,448	$3,376

	Segment adjusted EBIT (1)
	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Health and Wellness	$193	$259	$428	$363
Household	48	92	108	88
Lifestyle	70	109	136	128
International	21	32	56	66
Reportable segment total	332	492	728	645
Corporate and Other	(74)	(106)	(138)	(168)
Total	$258	$386	$590	$477
Interest income	2	7	5	17
Interest expense	(22)	(26)	(43)	(47)
Loss on divestiture	—	—	(118)	—
Pension settlement charge	—	(171)	—	(171)
Cyberattack costs, net of insurance recoveries	25	(25)	35	(49)
Streamlined operating model	—	(3)	—	(3)
Digital capabilities and productivity enhancements investment	(26)	(32)	(55)	(59)
Earnings before income taxes	$237	$136	$414	$165
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings before income taxes, the most directly comparable GAAP financial measure.

SEGMENT RESULTS (Continued)
Health and Wellness

	Three months ended			Six months ended
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023	% Change
Net sales	$628	$720	(13)%	$1,326	$1,224	8%
Segment adjusted EBIT	193	259	(25)	428	363	18
Volume, net sales and segment adjusted EBIT decreased by 11%, 13% and 25%, respectively, during the current three month period. The volume decrease was primarily due to lapping the impact of retail inventory restoration following the cyberattack. The variance between volume and net sales was primarily due to unfavorable mix. The decrease in segment adjusted EBIT was primarily due to lower net sales.
Volume, net sales and segment adjusted EBIT increased by 10%, 8% and 18%, respectively, during the current six month period. The volume increase was primarily due to lapping impacts from the cyberattack and retail inventory restoration. The variance between volume and net sales was primarily due to unfavorable mix. The increase in segment adjusted EBIT in the current period was primarily due to higher net sales and cost savings.
Household

	Three months ended			Six months ended
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023	% Change
Net sales	$446	$502	(11)%	$893	$827	8%
Segment adjusted EBIT	48	92	(48)	108	88	23
Both volume and net sales decreased by 11%, and segment adjusted EBIT decreased by 48% during the current three month period. The volume decrease was primarily due to lapping the impact of retail inventory restoration following the cyberattack. The decrease in segment adjusted EBIT was mainly due to lower net sales and higher manufacturing and logistics costs, partially offset by cost savings.
Volume, net sales and segment adjusted EBIT increased by 10%, 8%, and 23% respectively, during the current six month period. The volume increase was primarily due to lapping impacts from the cyberattack and retail inventory restoration. The variance between volume and net sales was primarily due to unfavorable mix. The increase in segment adjusted EBIT was mainly due to cost savings and higher net sales, partially offset by higher advertising investments, unfavorable commodity costs and higher manufacturing and logistics costs.
Lifestyle

	Three months ended			Six months ended
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023	% Change
Net sales	$338	$403	(16)%	$658	$632	4%
Segment adjusted EBIT	70	109	(36)	136	128	6

Both volume and net sales decreased by 16%, and segment adjusted EBIT decreased by 36% during the current three month period. The volume decrease was primarily due to lapping the impact of retail inventory restoration following the cyberattack. The decrease in segment adjusted EBIT was primarily due to lower net sales.
Volume, net sales and segment adjusted EBIT increased by 5%, 4% and 6% respectively, during the current six month period. The volume increase was primarily due to lapping impacts from the cyberattack and retail inventory restoration. The variance between volume and net sales was mainly due to unfavorable mix. The increase in segment adjusted EBIT was primarily due to higher net sales, partially offset by higher advertising investments.

SEGMENT RESULTS (Continued)
International

	Three months ended			Six months ended
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023	% Change
Net sales	$274	$311	(12)%	$533	$581	(8)%
Segment adjusted EBIT	21	32	(34)	56	66	(15)
Both volume and net sales decreased by 12%, and segment adjusted EBIT decreased by 34% during the current three month period. The decrease in both volume and segment adjusted EBIT were primarily due to the Argentina divestiture.
Volume, net sales and segment adjusted EBIT decreased by 9%, 8% and 15% respectively, in the current six month period. The volume decrease was primarily due to the Argentina divestiture partially offset by lapping impacts from the cyberattack and retail inventory restoration. The variance between volume and net sales was mainly due to favorable price mix, partially offset by unfavorable foreign exchange rates. The decrease in segment adjusted EBIT was primarily due to the Argentina divestiture.
Corporate and Other
Corporate and Other includes certain non-allocated administrative costs, the Better Health VMS business through the date of divestiture and various other non-operating income and expenses.

	Three months ended			Six months ended
	12/31/2024	12/31/2023	% Change	12/31/2024	12/31/2023	% Change
Net Sales	$—	$54	(100)%	$38	$112	(66)%
Segment adjusted EBIT	(74)	(106)	30	(138)	(168)	18
Net sales decreased by 100% and 66% in the current three and six month periods, respectively, due to the divestiture of the Better Health VMS business in the first quarter of fiscal year 2025.
Segment adjusted EBIT increased by 30% and 18% in the current three and six month periods, respectively. The increase in segment adjusted EBIT in the current three month period was primarily due to foreign exchange losses on Corporate and Other assets related to operations in Argentina in the prior period and lower Better Health VMS operating expenses in the current period due to the divestiture. The increase in segment adjusted EBIT in the current six month period was primarily due to foreign exchange losses on Corporate and Other assets related to operations in Argentina in the prior period.
On September 10, 2024, the Company completed the divestiture of its Better Health VMS business. See Notes to Condensed Consolidated Financial Statements for further information.
FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of December 31, 2024. The following table summarizes cash activities:

	Six months ended
	12/31/2024	12/31/2023
Net cash provided by operations	$401	$173
Net cash provided by (used for) investing activities	35	(56)
Net cash used for financing activities	(346)	(104)
Operating Activities
Net cash provided by operations was $401 in the current six month period, compared with $173 in the prior six month period. The increase was primarily driven by higher cash earnings, lower incentive compensation payments, and lower tax payments; partially offset by an increase in working capital all in the current six month period. The increase in working capital in the current six month period is primarily driven by an increase in inventory due to higher shipments in the prior six month period from the cyberattack recovery and an increase in accounts payable and accrued liabilities due to the timing of payments; partially offset by a decrease in accounts receivable due to higher sales in the prior six month period from the cyberattack recovery.
Payment Terms Extension and Supply Chain Financing
The Company has arranged for a global financial institution to offer a voluntary supply chain finance (SCF) program for the benefit of the Company’s suppliers. The Company’s current payment terms do not exceed 120 days in keeping with industry

FINANCIAL POSITION AND LIQUIDITY (Continued)
standards. The Company’s operating cash flows are directly impacted as a result of the extension of payment terms with suppliers. There would not be an expected material impact to the Company’s liquidity or capital resources if the financial institution or a supplier terminated the SCF arrangement. While the Company does not have direct access to information on, or influence over, which invoices a participating supplier elects to sell to the financial institution, the Company expects that the majority of these amounts have been sold to the financial institution. Refer to the Notes to Condensed Consolidated Financial Statements for detail on the SCF program.
Investing Activities
Net cash provided by investing activities was $35 in the current six month period, compared with net cash used of $56 in the prior six month period. The year-over-year change was mainly due to net proceeds from the sale of the Better Health VMS business in the current six month period partially offset by the cash proceeds from a sale-leaseback transaction in the prior six month period.
Financing Activities
Net cash used by financing activities was $346 in the current six month period, compared with $104 in the prior six month period. The year-over-year change was mainly due to higher treasury stock purchases in the current six month period.
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
Credit Arrangements
As of December 31, 2024 the Company maintained a $1,200 revolving credit agreement that matures in March 2027 (the Credit Agreement). There were no borrowings under the Credit Agreement as of both December 31, 2024 and June 30, 2024, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar noncash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2024 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of December 31, 2024, the Company maintained $34 of foreign and other credit lines, of which $6 was outstanding.
Stock Repurchases and Dividend Payments
As of December 31, 2024, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three and six months ended December 31, 2024, the Company repurchased 906 and 1,695 thousand shares of common stock at a cost of $150 and $257, respectively. There were no share repurchases of common stock during both the three and six months ended December 31, 2023.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Dividends per share declared	$1.22	$1.20	$3.66	$3.60
Total dividends paid	151	149	302	298

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

	Reconciliation of earnings (losses) before income taxes to adjusted EBIT
	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
Earnings before income taxes	$237	$136	$414	$165
Interest income	(2)	(7)	(5)	(17)
Interest expense	22	26	43	47
Loss on divestiture (1)	—	—	118	—
Pension settlement charge (2)	—	171	—	171
Cyberattack costs, net of insurance recoveries (3)	(25)	25	(35)	49
Streamlined operating model (4)	—	3	—	3
Digital capabilities and productivity enhancements investment (5)	26	32	55	59
Adjusted EBIT	$258	$386	$590	$477
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
(2)Represents costs related to the settlement of the domestic qualified pension plan. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
(3)Represents incremental costs and insurance recoveries incurred as a result of the August 2023 cyberattack the Company experienced beginning in the first quarter of fiscal year 2024. Due to the nature, scope and magnitude of these costs and recoveries, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
(4)Represents restructuring and related implementation costs, net for the streamlined operating model. Due to the nonrecurring and unusual nature of these costs, the Company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company's operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
(5)Represents expenses related to the Company's digital capabilities and productivity enhancements investment. Due to the nature, scope and magnitude of this investment, these costs are considered by management to represent incremental transformational costs above the historical normal level of spending for information technology to support operations. Since these strategic investments, including incremental operating costs, will cease at the end of the investment period, are not expected to recur in the foreseeable future and are not considered representative of the Company's underlying operating performance, the Company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company's operations and is useful for period-over-period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management.
Of the total investment, approximately 70% is expected to represent incremental operating costs primarily recorded within selling and administrative expenses to be adjusted from reported earnings before income taxes for purposes of disclosing adjusted EBIT over the course of the next five years. About

NON-GAAP FINANCIAL MEASURES (Continued)
70% of these operating costs are expected to be related to the implementation of the ERP, with the remaining costs primarily related to the implementation of complementary technologies.
During the three and six months ended December 31, 2024, the Company incurred approximately $26 and $55, respectively, and during the three and six months ended December 31, 2023, the Company incurred approximately $32 and $59, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. The expenses relate to the following:

	Three months ended		Six months ended
	12/31/2024	12/31/2023	12/31/2024	12/31/2023
External consulting fees (1)	$17	$25	$37	$46
IT project personnel costs (2)	2	2	4	4
Other (3)	7	5	14	9
Total	$26	$32	$55	$59
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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three months ended December 31, 2024
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	(13)%	(11)%	(16)%	(12)%	(15)%
Add: Foreign Exchange	—	—	—	2	—
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	16	6
Organic sales growth / (decrease) (non-GAAP)	(13)%	(11)%	(16)%	6%	(9)%

	Six months ended December 31, 2024
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	8%	8%	4%	(8)%	2%
Add: Foreign Exchange	—	—	—	2	—
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	14	5
Organic sales growth / (decrease) (non-GAAP)	8%	8%	4%	8%	7%
(1)Total Company includes Corporate and Other.
(2)The divestiture impact is calculated as net sales from the Argentina and Better Health VMS businesses after the respective sale dates in the three and six month year-ago periods.

CAUTIONARY STATEMENT
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements regarding the expected or potential impact of the Company’s operational disruption stemming from a cyberattack, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect the Company’s current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•unfavorable general economic and geopolitical conditions beyond the Company’s control, including supply chain disruptions, labor shortages, wage pressures, rising inflation, the interest rate environment, fuel and energy costs, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, such as COVID-19, terrorism, and unstable geopolitical conditions, including ongoing conflicts in the Middle East and Ukraine and rising tensions between China and Taiwan, as well as macroeconomic and geopolitical volatility and uncertainty as a result of a number of these and other factors, including actual and potential shifts in U.S. and foreign trade policies, including as a result of escalating trade tensions between the U.S. and its trading partners, especially China;
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

CAUTIONARY STATEMENT (Continued)
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
•risks related to the acquisition of P&G’s interest in the Glad business;
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
No change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2025.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2024	—	$—	—	$993 million
November 1 to 30, 2024	452,659	165.69	452,659	$993 million
December 1 to 31, 2024	453,031	165.55	453,031	$993 million
Total	905,690	$165.62	905,690
(1)All of the shares purchased in November and December 2024 were acquired pursuant to the Company’s Evergreen Program.
(2)Average price paid per share in the period includes commission.
Item 5. Other Information
On December 9, 2024, Kirsten Marriner, executive vice president - chief people and corporate affairs officer, entered into a trading plan designed to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential exercise and sale of up to 48,911 options and up to 8,227 shares of the Company’s common stock between March 10, 2025 and March 2, 2027.
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

THE CLOROX COMPANY
(Registrant)

DATE: February 3, 2025	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller