Form 10-Q
period 2025-03-31
CLOROX CO /DE/
filed 2025-05-05
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025.
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

As of April 21, 2025, there were 123,252,807 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings and Comprehensive Income (Unaudited)
(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Net sales	$1,668	$1,814	$5,116	$5,190
Cost of products sold	924	1,048	2,827	3,026
Gross profit	744	766	2,289	2,164
Selling and administrative expenses	267	301	828	899
Advertising costs	207	215	599	566
Research and development costs	27	32	89	93
Loss on divestiture	—	240	118	240
Pension settlement charge	—	—	—	171
Interest expense	23	22	66	69
Other (income) expense, net	(34)	(2)	(79)	3
Earnings (losses) before income taxes	254	(42)	668	123
Income tax expense	63	8	180	52
Net earnings (losses)	191	(50)	488	71
Less: Net earnings attributable to noncontrolling interests	5	1	10	7
Net earnings (losses) attributable to Clorox	$186	$(51)	$478	$64
Net earnings per share attributable to Clorox
Basic net earnings (losses) per share	$1.51	$(0.41)	$3.87	$0.52
Diluted net earnings (losses) per share	$1.50	$(0.41)	$3.84	$0.52
Weighted average shares outstanding (in thousands)
Basic	123,367	124,249	123,643	124,133
Diluted	124,066	124,249	124,468	124,721

Comprehensive income	$196	$154	$467	$409
Less: Total comprehensive income attributable to noncontrolling interests	5	1	10	7
Total comprehensive income attributable to Clorox	$191	$153	$457	$402

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	3/31/2025	6/30/2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$226	$202
Receivables, net	597	695
Inventories, net	635	637
Prepaid expenses and other current assets	132	88
Total current assets	1,590	1,622
Property, plant and equipment, net of accumulated depreciation and amortization of $2,872 and $2,821, respectively	1,245	1,315
Operating lease right-of-use assets	349	360
Goodwill	1,222	1,228
Trademarks, net	501	538
Other intangible assets, net	68	143
Other assets	537	545
Total assets	$5,512	$5,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$54	$4
Current operating lease liabilities	85	84
Accounts payable and accrued liabilities	2,016	1,486
Total current liabilities	2,155	1,574
Long-term debt	2,483	2,481
Long-term operating lease liabilities	322	334
Other liabilities	341	848
Deferred income taxes	21	22
Total liabilities	5,322	5,259
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of March 31, 2025 and June 30, 2024; and 123,251,595 and 124,201,807 shares outstanding as of March 31, 2025 and June 30, 2024, respectively	131	131
Additional paid-in capital	1,304	1,288
Retained earnings	99	250
Treasury stock, at cost: 7,489,866 and 6,539,654 shares as of March 31, 2025 and June 30, 2024, respectively	(1,331)	(1,186)
Accumulated other comprehensive net (loss) income	(176)	(155)
Total Clorox stockholders’ equity	27	328
Noncontrolling interests	163	164
Total stockholders’ equity	190	492
Total liabilities and stockholders’ equity	$5,512	$5,751

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine months ended
	3/31/2025	3/31/2024
Operating activities:
Net earnings	$488	$71
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	162	176
Stock-based compensation	64	55
Deferred income taxes	(16)	(126)
Loss on divestiture	112	238
Pension settlement charge	—	171
Other	(9)	18
Changes in:
Receivables, net	71	(16)
Inventories, net	(54)	20
Prepaid expenses and other current assets	(28)	12
Accounts payable and accrued liabilities	(87)	(120)
Operating lease right-of-use assets and liabilities, net	1	—
Income taxes payable / prepaid	(17)	(144)
Net cash provided by operations	687	355
Investing activities:
Capital expenditures	(145)	(131)
Proceeds from divestiture, net of cash divested	128	17
Other	(1)	20
Net cash used for investing activities	(18)	(94)
Financing activities:
Notes and loans payable, net	50	61
Treasury stock purchased	(257)	—
Cash dividends paid to Clorox stockholders	(452)	(446)
Cash dividends paid to noncontrolling interests	(16)	—
Issuance of common stock for employee stock plans and other	30	3
Net cash used for financing activities	(645)	(382)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(26)
Net increase (decrease) in cash, cash equivalents and restricted cash	22	(147)
Cash, cash equivalents and restricted cash:
Beginning of period	207	368
End of period	$229	$221

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2025 and 2024, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. Percentage and basis point calculations are based on rounded numbers, except for per share data and the effective tax rate.
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

NOTE 2. VENTURE AGREEMENT
The Company has an agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development (R&D) support to the Glad business. As of both March 31, 2025 and June 30, 2024, P&G had a 20% interest in the venture. The Company pays a royalty to P&G for its interest in the profits, losses and cash flows, as contractually defined, of the Glad business, which is included in Cost of products sold.
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
Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of March 31, 2025, the estimated fair value of P&G’s interest was $476, of which $515 was recognized and reflected in Accounts payable and accrued liabilities as it is reasonably expected to be settled within one year. As of June 30, 2024, the estimated fair value of P&G’s interest was $531, of which $510 was recognized and reflected in Other liabilities. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. Following termination, the Glad business will retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.

NOTE 3. DIVESTITURES
Divestiture of Better Health Vitamins, Minerals and Supplements (VMS) Business
On September 10, 2024, the Company completed the divestiture of its Better Health VMS business in its entirety to an affiliate of Piping Rock Health Products, LLC. The divested business includes the Natural Vitality, NeoCell, Rainbow Light and RenewLife brands, relevant trademarks and licenses, and associated manufacturing and distribution facilities in Sunrise, Florida. The transaction reflects the Company’s commitment to continue evolving its portfolio to reduce volatility and accelerate sales growth, as well as structurally improve its margin, in service of driving more consistent and profitable growth over time. The transaction was executed pursuant to a purchase agreement. As a result of the transaction, the Company recorded an after tax loss of $118 during the nine months ended March 31, 2025.
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

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Net sales	$—	$54	$38	$166
The divestiture of the Company’s Better Health VMS business does not meet the criteria to be reported as discontinued operations in the condensed consolidated financial statements as the Company’s decision to divest this business did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.
Divestiture of Argentina Business
On March 20, 2024, the Company completed the divestiture of its Argentina business. As a result of the transaction, the Company recorded a pre-tax loss of $240 during the third quarter of fiscal year 2024. Net sales of the Argentina business for the three and nine months ended March 31, 2024 were $43 and $123, respectively. Refer to Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for further information related to the Argentina business divestiture.

NOTE 4. AUGUST 2023 CYBERATTACK
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
The Company recorded insurance recoveries of $35 and $70 in the three and nine months ended March 31, 2025, respectively, and incurred incremental expenses of approximately $8 and $57 in the three and nine months ended March 31, 2024, respectively, as a result of the cyberattack. The following table summarizes the recognition of (insurance recoveries) and costs in the condensed consolidated statements of earnings and comprehensive income:

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Costs of products sold	$(2)	$1	$(5)	$21
Selling and administrative expenses	—	7	—	36
Other (income) expense, net	(33)	—	(65)	—
Total	$(35)	$8	$(70)	$57
The costs incurred related primarily to third-party consulting services, including IT recovery and forensic experts and other professional services incurred to investigate and remediate the attack, as well as incremental operating costs incurred from the resulting disruption to the Company’s business operations. The Company does not expect to incur significant costs related to the cyberattack in future periods. No additional insurance recoveries related to the cyberattack are anticipated. Insurance recoveries are classified consistent with the expenses to which they relate. Business interruption and other insurance recoveries that do not correspond directly to previously incurred expenses are recognized in Other (income) expense, net.
NOTE 5. SUPPLY CHAIN FINANCING PROGRAM
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
All outstanding amounts related to suppliers participating in the SCF program are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows. As of March 31, 2025 and June 30, 2024, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $227 and $205, respectively.

NOTE 6. RESTRUCTURING AND RELATED COSTS
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
The total restructuring and related implementation costs, net associated with the Company’s streamlined operating model as reflected in the condensed consolidated statements of earnings and comprehensive income:

	Three months ended	Nine months ended
	3/31/2024	3/31/2024
Selling and administrative expenses	$5	$8
Other (income) expense, net:
Employee-related costs	$5	$5
Total costs	$10	$13
The following table reconciles the accrual for the streamlined operating model’s restructuring and related implementation costs discussed above, which are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	Employee-Related Costs	Other	Total
Accrual Balance as of June 30, 2024	$8	$11	$19
Cash payments	(8)	(11)	(19)
Accrual Balance as of March 31, 2025	$—	$—	$—
The Company may, from time to time, decide to pursue additional restructuring-related initiatives that involve costs in future periods.
Refer to Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for further information related to the streamlined operating model.
NOTE 7. INVENTORIES, NET
Inventories, net consisted of the following as of:

	3/31/2025	6/30/2024
Finished goods	$553	$556
Raw materials and packaging	145	172
Work in process	21	9
LIFO allowances	(84)	(98)
Total inventories, net	$635	$639
Less: Non-current inventories, net (1)	—	2
Total current inventories, net	$635	$637
(1)Non-current inventories, net are recorded in Other assets.

NOTE 8. DEBT
Short-term borrowings
The weighted average effective interest rate of notes and loans payable as of March 31, 2025 and June 30, 2024 was 4.59% and 5.60%, respectively.
Credit arrangements
On March 25, 2025, the Company entered into a new $1,200 revolving credit agreement (the Credit Agreement) that matures in March 2030. The Credit Agreement replaced a prior $1,200 revolving credit agreement (the Prior Credit Agreement) in place since March 2022. The Company did not incur any termination fees or penalties in connection with entering the new agreement, which was considered a debt modification. There were no borrowings under either the Credit Agreement or the Prior Credit Agreement as of March 31, 2025 and June 30, 2024, respectively, and the Company believes that borrowings under the new Credit Agreement will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations consistent with the previous agreement, with which the Company was in compliance as of March 31, 2025.
NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
The notional amounts of outstanding commodity derivatives, which related primarily to exposures in soybean oil used for the food business and jet fuel used for the grilling business, were $27 and $38 as of March 31, 2025 and June 30, 2024, respectively.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $37 and $29 as of March 31, 2025 and June 30, 2024, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of both March 31, 2025 and June 30, 2024.

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
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
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings (losses) were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Commodity purchase derivative contracts	$1	$—	$(2)	$(5)
Foreign exchange derivative contracts	(1)	2	1	1
Total	$—	$2	$(1)	$(4)

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended		Nine months ended
		3/31/2025	3/31/2024	3/31/2025	3/31/2024
Commodity purchase derivative contracts	Cost of products sold	$(2)	$(2)	$(5)	$(4)
Interest rate derivative contracts	Interest expense	4	4	10	10
Total		$2	$2	$5	$6
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of March 31, 2025 that is expected to be reclassified into Net earnings within the next twelve months is $12.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $0 contained such terms as of both March 31, 2025 and June 30, 2024. As of both March 31, 2025 and June 30, 2024, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2025 and June 30, 2024, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both March 31, 2025 and June 30, 2024, the Company maintained cash margin balances related to exchange traded futures and options contracts of $1 and $3, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
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
As of both March 31, 2025 and June 30, 2024, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			3/31/2025		6/30/2024
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Prepaid expenses and other current assets	1	$1	$1	$—	$—
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	—	—	1	1
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	—	—
			$2	$2	$1	$1
Liabilities
Commodity purchase futures contracts	Accounts payable and accrued liabilities	1	$—	$—	$2	$2
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	1	1	—	—
			$1	$1	$2	$2

NOTE 9. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			3/31/2025		6/30/2024
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$99	$99	$95	$95
Time deposits	Cash and cash equivalents (1)	2	14	14	9	9
Trust assets for nonqualified deferred compensation plans	Other assets	1	157	157	154	154
			$270	$270	$258	$258
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$54	$54	$4	$4
Long-term debt	Long-term debt (3)	2	2,483	2,407	2,481	2,341
			$2,537	$2,461	$2,485	$2,345
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
NOTE 10. OTHER (INCOME) EXPENSE, NET
The major components of Other (income) expense, net were:

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Amortization of trademarks and other intangible assets	$5	$7	$16	$22
Trust investment (gains) losses, net	2	(8)	(6)	(18)
Net periodic benefit cost	3	1	—	11
Foreign exchange transaction (gains) losses, net (1)	(1)	1	2	24
Income from equity investees	—	(1)	(3)	(3)
Interest income	(2)	(4)	(7)	(21)
Restructuring costs (2)	—	5	—	5
Gain on sale-leaseback transaction (3)	—	—	—	(16)
Cyberattack insurance recoveries (4)	(33)	—	(65)	—
Other	(8)	(3)	(16)	(1)
Total	$(34)	$(2)	$(79)	$3
(1)Foreign exchange losses were primarily related to the Company’s operations in Argentina in the three and nine months ended March 31, 2024.
(2)Restructuring costs related to the implementation of the Company’s streamlined operating model. See Note 6 for additional details.
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
(4)Insurance recoveries related to the August 2023 cyberattack. See Note 4 for additional details.

NOTE 11. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 24.8% and 26.9% for the three and nine months ended March 31, 2025, respectively, and the effective tax rate on (losses) earnings was (18.6)% and 41.9% for the three and nine months ended March 31, 2024, respectively. The change in tax rate on earnings in the current three month period as compared to the prior period was primarily driven by the divestiture of the Argentina business and a legal entity reorganization both in the prior period. The change in tax rate on earnings in the current nine month period as compared to the prior period was primarily driven by the divestiture of the Argentina business and a legal entity reorganization both in the prior period, and the nondeductibility of the loss on the divestiture of the Better Health VMS business in the current period.
Income taxes paid, net of refunds, were $208 and $314 for the nine months ended March 31, 2025 and 2024, respectively. The lower tax payments in the current nine-month period were primarily driven by payments of fiscal year 2023 income taxes in fiscal year 2024, that were previously deferred as a result of the relief provided by the IRS announced in January 2023 due to winter storms in California.
NOTE 12. NET EARNINGS (LOSSES) PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Basic	123,367	124,249	123,643	124,133
Dilutive effect of stock options and other	699	—	825	588
Diluted	124,066	124,249	124,468	124,721

Antidilutive stock options and other	1,575	4,758	1,575	2,720
Basic net earnings per share and Diluted net earnings (losses) per share are calculated on Net earnings attributable to Clorox.
Since the Company generated net losses attributable to Clorox for the three months ended March 31, 2024, there was no dilutive effect of stock options and other instruments during this period because their impacts would be antidilutive.
NOTE 13. COMPREHENSIVE INCOME
The following table provides a summary of Comprehensive income for the periods indicated:

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Net earnings (losses)	$191	$(50)	$488	$71
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	206	(13)	212
Net unrealized gains (losses) on derivatives	(2)	(1)	(7)	(10)
Pension and postretirement benefit adjustments	—	(1)	(1)	136
Total other comprehensive (loss) income, net of tax	5	204	(21)	338
Comprehensive income	196	154	467	409
Less: Total comprehensive income attributable to noncontrolling interests	5	1	10	7
Total comprehensive income attributable to Clorox	$191	$153	$457	$402

NOTE 14. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended March 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of December 31, 2023	$131	130,741	$1,245	$241	$(1,205)	(6,661)	$(359)	$165	$218
Net earnings (losses)	—	—	—	(51)	—	—	—	1	(50)
Other comprehensive (loss) income	—	—	—	—	—	—	204	—	204
Dividends to Clorox stockholders ($1.20 per share declared)	—	—	—	(150)	—	—	—	—	(150)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Stock-based compensation	—	—	26	—	—	—	—	—	26
Other employee stock plan activities	—	—	(1)	(6)	16	106	—	—	9
Balance as of March 31, 2024	$131	130,741	$1,270	$34	$(1,189)	(6,555)	$(155)	$164	$255

Balance as of December 31, 2024	$131	130,741	$1,287	$68	$(1,346)	(7,591)	$(181)	$162	$121
Net earnings	—	—	—	186	—	—	—	5	191
Other comprehensive (loss) income	—	—	—	—	—	—	5	—	5
Dividends to Clorox stockholders ($1.22 per share declared)	—	—	—	(152)	—	—	—	—	(152)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	24	—	—	—	—	—	24
Other employee stock plan activities	—	—	(7)	(3)	15	101	—	—	5
Treasury stock purchased	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2025	$131	130,741	$1,304	$99	$(1,331)	(7,490)	$(176)	$163	$190

	Nine months ended March 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2023	$131	130,741	$1,245	$583	$(1,246)	(6,921)	$(493)	$168	$388
Net earnings	—	—	—	64	—	—	—	7	71
Other comprehensive (loss) income	—	—	—	—	—	—	338	—	338
Dividends to Clorox stockholders ($4.80 per share declared)	—	—	—	(600)	—	—	—	—	(600)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	55	—	—	—	—	—	55
Other employee stock plan activities	—	—	(30)	(13)	57	366	—	—	14
Balance as of March 31, 2024	$131	130,741	$1,270	$34	$(1,189)	(6,555)	$(155)	$164	$255

Balance as of June 30, 2024	$131	130,741	$1,288	$250	$(1,186)	(6,540)	$(155)	$164	$492
Net earnings	—	—	—	478	—	—	—	10	488
Other comprehensive (loss) income	—	—	—	—	—	—	(21)	—	(21)
Dividends to Clorox stockholders ($4.88 per share declared)	—	—	—	(609)	—	—	—	—	(609)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	64	—	—	—	—	—	64
Other employee stock plan activities	—	—	(48)	(20)	112	745	—	—	44
Treasury stock purchased	—	—	—	—	(257)	(1,695)	—	—	(257)
Balance as of March 31, 2025	$131	130,741	$1,304	$99	$(1,331)	(7,490)	$(176)	$163	$190

NOTE 14. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of December 31, 2023	$(439)	$90	$(10)	$(359)
Other comprehensive (loss) income before reclassifications	(16)	2	—	(14)
Amounts reclassified from Accumulated other comprehensive net (loss) income (1)	223	(2)	—	221
Income tax benefit (expense)	(1)	(1)	(1)	(3)
Net current period other comprehensive (loss) income	206	(1)	(1)	204
Balance as of March 31, 2024	$(233)	$89	$(11)	$(155)

Balance as of December 31, 2024	$(259)	$80	$(2)	$(181)
Other comprehensive (loss) income before reclassifications	6	—	—	6
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(2)	—	(2)
Income tax benefit (expense)	1	—	—	1
Net current period other comprehensive (loss) income	7	(2)	—	5
Balance as of March 31, 2025	$(252)	$78	$(2)	$(176)

	Nine months ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2023	$(445)	$99	$(147)	$(493)
Other comprehensive (loss) income before reclassifications	(10)	(4)	4	(10)
Amounts reclassified from Accumulated other comprehensive net (loss) income (1) (2)	223	(6)	175	392
Income tax benefit (expense)	(1)	—	(43)	(44)
Net current period other comprehensive (loss) income	212	(10)	136	338
Balance as of March 31, 2024	$(233)	$89	$(11)	$(155)

Balance as of June 30, 2024	$(239)	$85	$(1)	$(155)
Other comprehensive (loss) income before reclassifications	(14)	(1)	—	(15)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(5)	(1)	(6)
Income tax benefit (expense)	1	(1)	—	—
Net current period other comprehensive (loss) income	(13)	(7)	(1)	(21)
Balance as of March 31, 2025	$(252)	$78	$(2)	$(176)
(1)Includes the release of currency translation adjustment from the Argentina business divestiture. See Note 3 for additional details.
(2)Includes recognition of pension settlement charge reclassified into Net earnings. See Note 15 for additional details.

NOTE 15. EMPLOYEE BENEFIT PLANS
In the second quarter of fiscal year 2024, the Company settled plan benefits of its domestic qualified pension plan (the Plan) and recorded a one-time noncash charge, net of curtailment gain, of $171 before taxes ($130 after tax) in the Company’s condensed consolidated statement of earnings and comprehensive income.
The Company continues to maintain various other retirement income plans for eligible domestic and international employees.
The following table summarizes the components of net periodic benefit (credit) cost for the Company’s remaining retirement income plans:

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Interest cost	$1	$2	$4	$10
Expected return on plan assets (1)	—	—	(1)	(2)
Amortization of unrecognized items	—	—	—	3
Curtailment gain	—	—	—	(6)
Settlement (gain) loss	2	—	(2)	178
Total	$3	$2	$1	$183
(1)The weighted average long-term expected rate of return on plan assets used in computing the fiscal year 2025 net periodic benefit cost is 5.8%.
The net periodic benefit (credit) cost for the Company’s retirement health care plans was $0 and ($1) for the three and nine months ended March 31, 2025, respectively and ($1) for both the three and nine months ended March 31, 2024.
During both the three months ended March 31, 2025 and 2024, the Company made $8 in contributions to its domestic retirement income plans. During both the nine months ended March 31, 2025 and 2024, the Company made $12 in contributions to its domestic retirement income plans.
Service cost component of the net periodic benefit cost, if any, is reflected in employee benefit costs. All other components are reflected in Other (income) expense, net.
NOTE 16. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $27 and $28 as of March 31, 2025 and June 30, 2024, respectively for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 of the recorded liability as of both March 31, 2025 and June 30, 2024, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing groundwater at the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study related to groundwater. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators. In January 2023, the regulators issued a new order directing the Company and the current property owner to conduct a Remedial Investigation and then prepare a Feasibility Study to evaluate and remediate impacts to soil, groundwater, soil vapor and indoor air. While the Company believes its latest estimates of remediation costs (including any related to soil, groundwater, soil vapor and indoor air impacts) are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs in the aggregate of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability as of both March 31, 2025 and June 30, 2024. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital

NOTE 16. OTHER CONTINGENCIES AND GUARANTEES (continued)
expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both March 31, 2025 and June 30, 2024.
The Company was a party to letters of credit of $18 as of March 31, 2025, primarily related to its insurance carriers, of which $0 had been drawn upon.
NOTE 17. SEGMENT RESULTS
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

NOTE 17. SEGMENT RESULTS (Continued)

	Net sales
	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Health and Wellness	$630	$609	$1,956	$1,833
Household	469	526	1,362	1,353
Lifestyle	306	315	964	947
International	263	310	796	891
Reportable segment total	$1,668	$1,760	$5,078	$5,024
Corporate and Other	—	54	38	166
Total	$1,668	$1,814	$5,116	$5,190

	Segment adjusted EBIT
	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Health and Wellness	$169	$154	$597	$517
Household	61	74	169	162
Lifestyle	60	64	196	192
International	31	38	87	104
Reportable segment total	$321	$330	$1,049	$975
Corporate and Other	(55)	(70)	(193)	(238)
Total	$266	$260	$856	$737
Interest income	2	4	7	21
Interest expense	(23)	(22)	(66)	(69)
Loss on divestiture (1)	—	(240)	(118)	(240)
Pension settlement charge (2)	—	—	—	(171)
Cyberattack costs, net of insurance recoveries (3)	35	(8)	70	(57)
Streamlined operating model (4)	—	(10)	—	(13)
Digital capabilities and productivity enhancements investment (5)	(26)	(26)	(81)	(85)
Earnings before income taxes	$254	$(42)	$668	$123
(1)Represents losses on divestiture of the Better Health VMS and Argentina businesses corresponding to Corporate and Other and International, respectively. See Note 3 for additional details related to the divestitures.
(2)Represents costs related to the settlement of the domestic qualified pension plan corresponding to Corporate and Other. See Note 15 for additional details related to the pension settlement.
(3)Represents insurance recoveries of $35 and $70 in the three and nine months ended March 31, 2025, respectively, and incremental expenses of approximately $8 and $57 in the three and nine months ended March 31, 2024, respectively, as a result of the cyberattack. See Note 4 for additional details related to the August 2023 cyberattack. For informational purposes, the following table provides the approximate cyberattack costs and insurance recoveries corresponding to the Company’s reportable segments as a percentage of the total:

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Health and Wellness	—%	18%	—%	15%
Household	—	12	—	11
Lifestyle	—	—	—	11
International	—	—	—	4
Corporate and Other	100	70	100	59
Total	100%	100%	100%	100%
(4)Represents restructuring and related implementation costs, net for the streamlined operating model of $10 and $13 for the three and nine months ended March 31, 2024, respectively, primarily corresponding to Corporate and Other.
(5)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.

NOTE 17. SEGMENT RESULTS (Continued)
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, were 27% and 26% for the three and nine months ended March 31, 2025, respectively, and 25% for both the three and nine months ended March 31, 2024.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Cleaning	33%	29%	33%	30%
Professional Products	5	5	5	5
Health and Wellness	38%	34%	38%	35%
Bags and Wraps	12	12	12	12
Cat Litter	8	8	9	9
Grilling	8	9	6	6
Household	28%	29%	27%	27%
Food	11	10	11	10
Water Filtration	4	4	4	4
Natural Personal Care	3	3	4	4
Lifestyle	18%	17%	19%	18%
International	16%	17%	15%	17%
Corporate and Other	—%	3%	1%	3%
Total	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on August 8, 2024, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and nine month period ended March 31, 2025 (the current period) to the three and nine month period ended March 31, 2024 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
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

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended March 31, 2025, the Company continues to monitor macroeconomic conditions as a result of volatility in capital markets and developments in international trade policy. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
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
During the quarter, the United States announced trade policies which included new or increased tariffs on product imports from a wide range of countries. These and any future new or additional tariffs, as well as any associated retaliatory measures taken by other countries, may impact the macroeconomic environment, consumers, suppliers and the Company’s business. While the Company has and will continue to take action to mitigate such impacts, the Company anticipates the operating environment will remain volatile and challenging.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended			Nine months ended
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024	% Change
Net sales	$1,668	$1,814	(8)%	$5,116	$5,190	(1)%

	Three months ended March 31, 2025
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/ Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	3%	7%	—%	—%	(4)%	3%	7%
Household	(11)	(9)	—	—	(2)	(11)	(9)
Lifestyle	(3)	(2)	—	—	(1)	(3)	(2)
International (4)	(15)	(15)	(14)	(3)	3	2	1
Total Company (4)(5)	(8)%	(7)%	(5)%	(1)%	—%	(2)%	—%

	Nine months ended March 31, 2025
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	7%	9%	—%	—%	(2)%	7%	9%
Household	1	2	—	—	(1)	1	2
Lifestyle	2	3	—	—	(1)	2	3
International (4)	(11)	(11)	(14)	(3)	3	6	6
Total Company (4)(5)	(1)%	(1)%	(5)%	—%	—%	4%	5%
(1)The divestiture impact is calculated as net sales from the Argentina and Better Health VMS businesses after the respective sale dates in the three and nine month year-ago periods.
(2)This represents the net impact on net sales growth / (decrease) from pricing actions, mix, trade promotion spending, mix from acquisitions and divestitures and other factors. In the three months ended March 31, 2025, the impact from divestiture mix was 2% for both International and Total Company. In the nine months ended March 31, 2025, the impact from divestiture mix was 3% and 1% for International and Total Company, respectively.
(3)Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(4)Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the three months ended March 31, 2025, the volume impact of divestitures was (16)% and (7)% for International and Total Company, respectively. In the nine months ended March 31, 2025, the volume impact of divestitures was (17)% and (6)% for International and Total Company, respectively.
(5)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
Net sales and volume in the current three month period decreased by 8% and 7%, respectively, primarily due to the divestitures of the Better Health VMS and Argentina businesses.
Net sales and volume in the current nine month period both decreased by 1%, primarily due to the divestitures of the Better Health VMS and Argentina businesses, partially offset by lapping impacts from the cyberattack and retail inventory restoration.

RESULTS OF OPERATIONS (Continued)

	Three months ended			Nine months ended
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024	% Change
Gross profit	$744	$766	(3)%	$2,289	$2,164	6%
Gross margin	44.6%	42.2%		44.7%	41.7%
Gross margin increased by 240 basis points in the current three month period from 42.2% to 44.6%. The increase was primarily driven by cost savings and the benefits from the divestitures of the Better Health VMS and Argentina businesses.
Gross margin increased by 300 basis points in the current nine month period from 41.7% to 44.7%. The increase was primarily driven by cost savings, and the net impacts of higher volume and the divestitures of the Better Health VMS and Argentina businesses, partially offset by unfavorable mix.

Expenses

	Three months ended
				% of Net Sales
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024
Selling and administrative expenses	$267	$301	(11)%	16.0%	16.6%
Advertising costs	207	215	(4)	12.4	11.9
Research and development costs	27	32	(16)	1.6	1.8

	Nine months ended
				% of Net Sales
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024
Selling and administrative expenses	$828	$899	(8)%	16.2%	17.3%
Advertising costs	599	566	6	11.7	10.9
Research and development costs	89	93	(4)	1.7	1.8
Selling and administrative expenses, as a percentage of net sales, decreased by 60 basis points and 110 basis points in the current three and nine month periods, respectively, versus the prior periods. The dollar decrease in selling and administrative expenses in the current three month period was primarily due to the impact from the divestitures and lower incentive compensation expense in the current period. The dollar decrease in selling and administrative expenses in the current nine month period was primarily due to the impact from divestitures in the current period and incremental costs resulting from the cyberattack in the prior period. For further information on the cyberattack, see Notes to Condensed Consolidated Financial Statements.
Advertising costs, as a percentage of net sales, increased by 50 basis and 80 basis points in the current three and nine month periods, respectively, versus the prior periods. The increase in advertising costs reflects the Company’s continued support behind its brands. The Company’s U.S. retail advertising spend as a percentage of net sales increased from 12% to 14% versus the prior three month period.
Research and development costs, as a percentage of net sales, decreased by 20 basis points in the current three month period and were essentially flat in the current nine month period as compared to the prior periods, while dollars decreased in both periods. The Company continues to invest behind product innovation and cost savings.

RESULTS OF OPERATIONS (Continued)
Loss on divestiture, pension settlement charge, interest expense, other (income) expense, net and the effective tax rate on earnings (losses)

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Loss on divestiture	$—	$240	$118	$240
Pension settlement charge	—	—	—	171
Interest expense	23	22	66	69
Other (income) expense, net	(34)	(2)	(79)	3
Effective tax rate on earnings (losses)	24.8%	(18.6)%	26.9%	41.9%
Loss on divestiture of $240 in the prior three and nine month periods reflected the loss on the divestiture of the Argentina business. The loss on divestiture of $118 in the current nine month period reflects the divestiture of the Better Health VMS business. See Notes to Condensed Consolidated Financial Statements for further information.
Pension settlement charge of $171 in the prior nine month period reflected the settlement of the domestic qualified pension plan. See Notes to Condensed Consolidated Financial Statements for further information.
Other (income) expense, net was ($34) and ($2) in the current and prior three month periods, respectively, and ($79) and $3 in the current and prior nine month periods, respectively. The variance between the current and prior three month periods was primarily due to the benefit of insurance recoveries related to the cyberattack in the current period. The variance between the current and prior nine month periods was primarily due to the benefit of insurance recoveries related to the cyberattack in the current period and unfavorable foreign exchange rates primarily related to Argentina in the prior period. For further information on the cyberattack, see Notes to Condensed Consolidated Financial Statements.
The effective tax rate on earnings (losses) was 24.8% and 26.9% for the current three and nine month periods, respectively, and (18.6)% and 41.9% for the prior three and nine month periods, respectively. The change in tax rate on earnings in the current three month period as compared to the prior period was primarily driven by the divestiture of the Argentina business and a legal entity reorganization both in the prior period. The change in tax rate on earnings in the current nine month period as compared to the prior period was primarily driven by the divestiture of the Argentina business and a legal entity reorganization both in the prior period, and the nondeductibility of the loss on the divestiture of the Better Health VMS business in the current period.
Diluted net earnings (losses) per share

	Three months ended			Nine months ended
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024	% Change
Diluted net earnings (losses) per share	$1.50	$(0.41)	466%	$3.84	$0.52	638%
Diluted net earnings (losses) per share (EPS) increased by $1.91, or 466%, in the current three month period, primarily due to the loss relating to the Argentina divestiture in the prior period, higher gross margin and the benefits of cyberattack insurance recoveries in the current period, partially offset by lower net sales in the current period.
Diluted EPS increased by $3.32, or 638%, in the current nine month period, primarily due to losses on the divestiture of the Argentina business and pension settlement charge in the prior period and the net impacts of higher volume and the divestitures of the Better Health VMS and Argentina businesses, the benefits of cyberattack insurance recoveries and cost savings in the current period, partially offset by the loss relating to the divestiture of the Better Health VMS business, unfavorable mix and higher advertising investments all in the current period.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other. See Notes to Condensed Consolidated Financial Statements for further discussion of the principal measure of segment profitability used by management, segment adjusted earnings before interest and income taxes (segment adjusted EBIT):

	Net sales
	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Health and Wellness	$630	$609	$1,956	$1,833
Household	469	526	1,362	1,353
Lifestyle	306	315	964	947
International	263	310	796	891
Reportable segment total	1,668	1,760	5,078	5,024
Corporate and Other	—	54	38	166
Total	$1,668	$1,814	$5,116	$5,190

	Segment adjusted EBIT (1)
	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Health and Wellness	$169	$154	$597	$517
Household	61	74	169	162
Lifestyle	60	64	196	192
International	31	38	87	104
Reportable segment total	321	330	1,049	975
Corporate and Other	(55)	(70)	(193)	(238)
Total	$266	$260	$856	$737
Interest income	2	4	7	21
Interest expense	(23)	(22)	(66)	(69)
Loss on divestiture	—	(240)	(118)	(240)
Pension settlement charge	—	—	—	(171)
Cyberattack costs, net of insurance recoveries	35	(8)	70	(57)
Streamlined operating model	—	(10)	—	(13)
Digital capabilities and productivity enhancements investment	(26)	(26)	(81)	(85)
Earnings before income taxes	$254	$(42)	$668	$123
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings before income taxes, the most directly comparable GAAP financial measure.

SEGMENT RESULTS (Continued)
Health and Wellness

	Three months ended			Nine months ended
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024	% Change
Net sales	$630	$609	3%	$1,956	$1,833	7%
Segment adjusted EBIT	169	154	10	597	517	15
Volume, net sales and segment adjusted EBIT increased by 7%, 3% and 10%, respectively, during the current three month period. The volume increase was primarily due to strong consumption supported by merchandising activities in Cleaning. The variance between volume and net sales was primarily due to unfavorable price mix. The increase in segment adjusted EBIT was primarily due to lower manufacturing and logistics costs, higher net sales and cost savings, partially offset by higher advertising investments.
Volume, net sales and segment adjusted EBIT increased by 9%, 7% and 15%, respectively, during the current nine month period. The volume increase was primarily due to lapping impacts from the cyberattack and retail inventory restoration. The variance between volume and net sales was primarily due to unfavorable price mix. The increase in segment adjusted EBIT in the current period was primarily due to higher net sales, cost savings and lower manufacturing and logistics costs, partially offset by higher advertising investments.
Household

	Three months ended			Nine months ended
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024	% Change
Net sales	$469	$526	(11)%	$1,362	$1,353	1%
Segment adjusted EBIT	61	74	(18)	169	162	4
Volume, net sales and segment adjusted EBIT decreased by 9%, 11% and 18%, respectively, during the current three month period. The volume decrease was primarily due to lower consumption and the timing of shipments in Grilling. The variance between volume and net sales was primarily due to unfavorable price mix. The decrease in segment adjusted EBIT was mainly due to lower net sales partially offset by cost savings.
Volume, net sales and segment adjusted EBIT increased by 2%, 1% and 4%, respectively, during the current nine month period. The volume increase was primarily due to lapping impacts from the cyberattack and retail inventory restoration. The increase in segment adjusted EBIT was mainly due to cost savings and higher volume, partially offset by both unfavorable mix and commodity costs.
Lifestyle

	Three months ended			Nine months ended
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024	% Change
Net sales	$306	$315	(3)%	$964	$947	2%
Segment adjusted EBIT	60	64	(6)	196	192	2

Volume, net sales and segment adjusted EBIT decreased by 2%, 3% and 6%, respectively, during the current three month period. The volume decrease was primarily due to lower consumption. The decrease in segment adjusted EBIT was primarily due to lower net sales.
Volume increased by 3% and both net sales and segment adjusted EBIT increased by 2%, during the current nine month period. The volume increase was primarily due to lapping impacts from the cyberattack and retail inventory restoration. The increase in segment adjusted EBIT was primarily due to favorable commodity costs and higher net sales, partially offset by higher advertising investments.

SEGMENT RESULTS (Continued)
International

	Three months ended			Nine months ended
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024	% Change
Net sales	$263	$310	(15)%	$796	$891	(11)%
Segment adjusted EBIT	31	38	(18)	87	104	(16)
Both volume and net sales decreased by 15% during the current three month period, primarily due to the Argentina divestiture. Segment adjusted EBIT decreased by 18% during the current three month period, primarily due to the Argentina divestiture partially offset by cost savings.
Both volume and net sales decreased by 11% and segment adjusted EBIT decreased by 16% in the current nine month period. The volume decrease was primarily due to the Argentina divestiture partially offset by lapping impacts from the cyberattack and retail inventory restoration. The decrease in segment adjusted EBIT was primarily due to the Argentina divestiture.
Corporate and Other
Corporate and Other includes certain non-allocated administrative costs, the Better Health VMS business through the date of divestiture and various other non-operating income and expenses.

	Three months ended			Nine months ended
	3/31/2025	3/31/2024	% Change	3/31/2025	3/31/2024	% Change
Net Sales	$—	$54	(100)%	$38	$166	(77)%
Segment adjusted EBIT	(55)	(70)	21	(193)	(238)	19
Net sales decreased by 100% and 77% in the current three and nine month periods, respectively, due to the divestiture of the Better Health VMS business in the first quarter of fiscal year 2025.
Segment adjusted EBIT increased by 21% and 19% in the current three and nine month periods, respectively. The increase in segment adjusted EBIT in the current three month period was primarily due to lower Better Health VMS operating expenses in the current period due to the divestiture. The increase in segment adjusted EBIT in the current nine month period was primarily due to foreign exchange losses on Corporate and Other assets related to operations in Argentina in the prior period and lower Better Health VMS operating expenses in the current period due to the divestiture.
On September 10, 2024, the Company completed the divestiture of its Better Health VMS business. See Notes to Condensed Consolidated Financial Statements for further information.
FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of March 31, 2025. The following table summarizes cash activities:

	Nine months ended
	3/31/2025	3/31/2024
Net cash provided by operations	$687	$355
Net cash used for investing activities	(18)	(94)
Net cash used for financing activities	(645)	(382)
Operating Activities
Net cash provided by operations was $687 in the current nine month period, compared with $355 in the prior nine month period. The increase was primarily driven by higher cash earnings and lower tax payments in the current nine month period. The lower tax payments in the current nine month period are primarily driven by payment of fiscal year 2023 income taxes in fiscal year 2024 that were previously deferred as a result of the relief provided by the IRS announced in January 2023 due to winter storms in California.

FINANCIAL POSITION AND LIQUIDITY (Continued)
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
Investing Activities
Net cash used for investing activities was $18 in the current nine month period, compared with $94 in the prior nine month period. The year-over-year change was mainly due to net proceeds from the sale of the Better Health VMS business in the current nine month period.
Financing Activities
Net cash used for financing activities was $645 in the current nine month period, compared with $382 in the prior nine month period. The year-over-year change was mainly due to higher treasury stock purchases in the current nine month period.
Capital Resources and Liquidity
As of March 31, 2025, current liabilities exceeded current assets by $565, primarily due to the Company's Glad venture agreement terminal obligation coming due for payment in January 2026. This balance was reclassified from Other liabilities to Accounts payable and accrued liabilities as it is reasonably expected to be settled within one year. The venture agreement terminal obligation is expected to be repaid through the Company’s anticipated ability to generate positive cash flows from operations in the future, access to capital markets enabled by our strong short-term and long-term credit ratings and current borrowing availability.
Notwithstanding potential unforeseen adverse market conditions and as part of the Company’s regular assessment of its cash needs, the Company believes it will have the funds necessary to support its short- and long-term liquidity and operating needs, including its digital capabilities and productivity enhancements investment and venture agreement terminal obligation based on its anticipated ability to generate positive cash flows from operations in the future, access to capital markets enabled by our strong short-term and long-term credit ratings and current borrowing availability.
Venture Agreement
The Company has an agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business. As of both March 31, 2025 and June 30, 2024, P&G had a 20% interest in the venture. This agreement is now scheduled to expire in January 2026 as the parties jointly did not opt to further extend the term of the agreement. Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures.
The Company performed a valuation of the Glad bags and wraps business in the third quarter of fiscal year 2025 in connection with an update of the Company’s financial projections. As of March 31, 2025 the estimated fair value of P&G’s interest in the venture was $476, of which $515 was recognized and reflected in Accounts payable and accrued liabilities. As of June 30, 2024 the estimated fair value of P&G’s interest in the venture was $531, of which $510 was recognized and reflected in Other liabilities in the Company’s Condensed Consolidated Balance Sheet. The $55 decrease in the estimated fair value of P&G’s interest since June 30, 2024 was attributable to a decrease in the estimated future cash flows since the prior valuation, partially offset by a decrease in the discount rate. Changes in the judgments, assumptions and market factors used could result in significantly different estimates of fair value. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance over the remaining life of the agreement.
See Notes to Condensed Consolidated Financial Statements for further information.

FINANCIAL POSITION AND LIQUIDITY (Continued)
Credit Arrangements
On March 25, 2025, the Company entered into a new $1,200 revolving credit agreement (the Credit Agreement) that matures in March 2030. The Credit Agreement replaced a prior $1,200 revolving credit agreement (the Prior Credit Agreement) in place since March 2022. The Company did not incur any termination fees or penalties in connection with entering the new agreement, which was considered a debt modification. There were no borrowings under either the Credit Agreement or the Prior Credit Agreement as of both March 31, 2025 and June 30, 2024, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar noncash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of March 31, 2025 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of March 31, 2025, the Company maintained $34 of foreign and other credit lines, of which $7 was outstanding.
Stock Repurchases and Dividend Payments
As of March 31, 2025, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three and nine months ended March 31, 2025, the Company repurchased 0 and 1,695 thousand shares of common stock at a cost of $0 and $257, respectively. There were no share repurchases of common stock during both the three and nine months ended March 31, 2024.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Dividends per share declared	$1.22	$1.20	$4.88	$4.80
Total dividends paid	150	148	452	446
CONTINGENCIES
See Notes to Condensed Consolidated Financial Statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Notes to Condensed Consolidated Financial Statements for a summary of recently issued accounting standards relevant to the Company.

CRITICAL ACCOUNTING ESTIMATES
The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. The most critical accounting estimates are those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. As of March 31, 2025, there have been no significant changes to the Company’s critical accounting estimates since the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, except as noted below:
Venture Agreement Terminal Obligation
The Company performed a valuation of the Glad bags and wraps business during the third quarter of fiscal year 2025 in connection with an update of the Company’s financial projections. As of March 31, 2025 the estimated fair value of P&G’s interest in the venture was $476, of which $515 was recognized and reflected in Accounts payable and accrued liabilities. As of June 30, 2024 the estimated fair value of P&G’s interest in the venture was $531, of which $510 was recognized and reflected in Other liabilities. See Notes to Condensed Consolidated Financial Statements for additional information on the Venture Agreement.
Fair value determination requires significant judgment, assumptions and market factors which are uncertain and subject to change. Changes in the judgments, assumptions and market factors used could result in significantly different estimates of fair value. For perspective, if the discount rate as of the third quarter of fiscal year 2025, the date of the most recent valuation performed, were to increase or decrease by 100 basis points, the estimated fair value of P&G’s interest would decrease by approximately $53 or increase by approximately $68, respectively. Such changes would affect the amount of future charges to Cost of products sold.

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

NON-GAAP FINANCIAL MEASURES (Continued)

	Reconciliation of earnings (losses) before income taxes to adjusted EBIT
	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
Earnings before income taxes	$254	$(42)	$668	$123
Interest income	(2)	(4)	(7)	(21)
Interest expense	23	22	66	69
Loss on divestiture (1)	—	240	118	240
Pension settlement charge (2)	—	—	—	171
Cyberattack costs, net of insurance recoveries (3)	(35)	8	(70)	57
Streamlined operating model (4)	—	10	—	13
Digital capabilities and productivity enhancements investment (5)	26	26	81	85
Adjusted EBIT	$266	$260	$856	$737
(1)Represents losses related to the divestiture of the Better Health VMS and Argentina businesses. Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. See Notes to Condensed Consolidated Financial Statements for additional information.
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
During the three and nine months ended March 31, 2025, the Company incurred approximately $26 and $81, respectively, and during the three and nine months ended March 31, 2024, the Company incurred approximately $26 and $85, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. The expenses relate to the following:

	Three months ended		Nine months ended
	3/31/2025	3/31/2024	3/31/2025	3/31/2024
External consulting fees (1)	$19	$19	$56	$65
IT project personnel costs (2)	1	2	5	6
Other (3)	6	5	20	14
Total	$26	$26	$81	$85
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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three months ended March 31, 2025
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	3%	(11)%	(3)%	(15)%	(8)%
Add: Foreign Exchange	—	—	—	3	1
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	14	5
Organic sales growth / (decrease) (non-GAAP)	3%	(11)%	(3)%	2%	(2)%

	Nine months ended March 31, 2025
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	7%	1%	2%	(11)%	(1)%
Add: Foreign Exchange	—	—	—	3	—
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	14	5
Organic sales growth / (decrease) (non-GAAP)	7%	1%	2%	6%	4%
(1)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
(2)The divestiture impact is calculated as net sales from the Argentina and Better Health VMS businesses after the respective sale dates in the three and nine month year-ago periods.

CAUTIONARY STATEMENT
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, statements regarding the expected or potential impact of the Company’s operational disruption stemming from a cyberattack, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect the Company’s current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•unfavorable general economic and geopolitical conditions beyond the Company’s control, including supply chain disruptions, labor shortages, wage pressures, rising inflation, the interest rate environment, fuel and energy costs, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, such as COVID-19, terrorism, and unstable geopolitical conditions, including ongoing conflicts in the Middle East and Ukraine and rising tensions between China and Taiwan, as well as macroeconomic and geopolitical volatility and uncertainty as a result of a number of these and other factors, including actual and potential shifts in U.S. and foreign trade policies, including as a result of escalating trade tensions and tariffs between the U.S. and its trading partners, especially China;
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
•the ability of the Company to implement and generate cost savings and efficiencies, and successfully implement its transformational initiatives or strategies, including achieving anticipated benefits and cost savings from the implementation of the streamlined operating model and digital capabilities and productivity enhancements, and the timing and volume of shipment movement related to our ERP transition;
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
•risks related to international operations and international trade, including changing macroeconomic conditions as a result of inflation, volatile commodity prices and increases in raw and packaging materials prices, labor, energy and logistics; global economic or political instability; foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls; changes in governmental policies, including trade policy and tariffs, travel or immigration restrictions, new or additional tariffs, and price or other controls; labor claims and civil unrest; potential operational or supply chain disruptions from wars and military conflicts, including ongoing conflicts in the Middle East and Ukraine and rising tensions between China and Taiwan; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies, such as COVID-19; and the possibility of nationalization, expropriation of assets or other government action;
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
No change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2025.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2025	—	$—	—	$993 million
February 1 to 28, 2025	—	—	—	$993 million
March 1 to 31, 2025	—	—	—	$993 million
Total	—	$—	—

Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Credit Agreement, dated as of March 25, 2025, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed March 28, 2025, incorporated herein by reference).

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

THE CLOROX COMPANY
(Registrant)

DATE: May 5, 2025	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller