Form 10-K
period 2025-06-30
CLOROX CO /DE/
filed 2025-08-08
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	for the fiscal year ended	June 30, 2025
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________to__________.
	Commission file number:	1-07151
THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1221 Broadway, Oakland, California 94612-1888

(Address of principal executive offices) (ZIP code)

	(510)	271-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)		Name of each exchange on which registered
Common Stock – $1.00 par value	CLX		New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10d-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $19.9 billion.
As of July 23, 2025, there were 122,309,414 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2025, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2025

PART I
This Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, among others, statements regarding the expected or potential impact of the Company’s operational disruption stemming from a cyberattack, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.
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
ITEM 1. BUSINESS
Overview of Business
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with fiscal year 2025 net sales of $7.1 billion and about 7,600 employees worldwide as of June 30, 2025. The Company has operations in approximately 25 countries or territories and sells its products in approximately 100 markets, primarily through mass retailers; grocery outlets; warehouse clubs; dollar stores; home hardware centers; drug, pet and military stores; third-party and owned e-commerce channels; and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach, cleaning and disinfecting products; Pine-Sol® and Tilex® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Glad® bags and wraps; Fresh Step® cat litter; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Brita® water-filtration products; and Burt’s Bees® natural personal care products. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names. Over 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, California, in 1913 and is incorporated in Delaware.
The Company's IGNITE strategy accelerates innovation in key areas of the business to drive growth and deliver value for all Company stakeholders. IGNITE focuses on four strategic choices aimed at fueling long-term, profitable growth; innovating consumer experiences; reimagining how the company and its people work; and continuously evolving the product portfolio. In addition, IGNITE's integrated approach to sustainability supports long-term value creation for the Company and its stakeholders.
Business Performance
Guided by its IGNITE strategy and underpinned by its enduring values, the Company remained focused on making significant investments in its strong brands, strategic digital capabilities and streamlined operating model to drive long-term value creation.
The Company entered fiscal year 2025 in a position of operational strength, having fully recovered from the August 2023 cyberattack and delivered strong execution against its IGNITE goals during the prior fiscal year.
In the back half of the fiscal year, heightened macroeconomic uncertainties drove changes in shopping behaviors, resulting in temporary category slowdowns and lower sales. Despite these headwinds, in fiscal year 2025 the Company delivered organic sales and earnings growth while advancing its goals to build a stronger, more resilient company. While net sales were essentially flat in fiscal year 2025, the Company grew overall market share while also expanding gross margin. Diluted net earnings per share (EPS) increased 190% compared to the year-ago period, primarily due to the losses on the divestiture of the Argentina business in the prior period, higher volume in the current period, the pension settlement charge in the prior period and cost savings and the benefits of cyberattack insurance recoveries in the current period, partially offset by the loss relating to the divestiture of the Better Health Vitamins, Minerals and Supplements (VMS) business, unfavorable mix and higher trade promotion spending all in the current period.
The Company also launched numerous innovations and new products in fiscal year 2025, including seven new Hidden Valley Ranch flavors, new scent options for Scentiva Bleach and Poett Multi-Purpose Cleaner, Burt’s Bees Tinted Boosted Lip Balm and Rescue Lip Relief, Ever Clean Senior Cat Litter as well as Fresh Step Heavy Duty Litter, Kingsford Beercoal charcoal briquettes and the Brita Plus System.
In September 2024, the Company completed the divestiture of its Better Health VMS business, which included the Natural Vitality, NeoCell, Rainbow Light and RenewLife brands, relevant trademarks and licenses, and associated manufacturing and distribution facilities in Sunrise, Florida. The transaction was in support of the Company's IGNITE strategy and the commitment to evolve its portfolio to increase focus on its core business to drive more consistent, profitable growth.
In February 2025, the Company announced that the Venture Agreement with The Procter & Gamble Company (P&G) for the Company's Glad bags and wraps business will wind down by January 31, 2026. The Company will acquire P&G’s 20% interest in the venture at its termination. Clorox’s purchase of P&G’s interest in the Glad business will be at a fair market value as established by predetermined contractual valuation procedures as of the expiration date of the joint venture. Following expiration of the joint venture, the Glad business will retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.
The Company's transformation efforts continued throughout fiscal year 2025. As announced in August 2021, the Company continues to invest in transformative technologies and processes over a five-year period. This investment began in fiscal year 2022, and includes replacement of the Company's enterprise resource planning system (ERP) and transitioning to a cloud-based platform as well as the implementation of a suite of other digital technologies. Following the successful implementation of the new ERP system in Canada, Clorox began implementation in the U.S. in fiscal year 2026. The total incremental transformational investment is expected to be $570 to $580 million. It is expected that these implementations will generate efficiencies and transform the Company's operations in the areas of supply chain, digital commerce, innovation, brand building and more over the long term.
During the fourth quarter of fiscal year 2025, certain retailers placed orders in advance of the ERP transition in the U.S. to minimize any potential inventory impacts during the implementation phase. The incremental shipments provided a benefit to net sales, however, these impacts are expected to reverse in fiscal year 2026 as retailers draw down this inventory.
In fiscal year 2025, the Company fully leveraged its new streamlined operating model to deliver ongoing cost savings and further enhance the Company's ability to respond more quickly to changing consumer behaviors and innovate faster.
Clorox continued to work toward its sustainability goals, which are embedded into the IGNITE strategy and throughout the business. The Company prioritizes greenhouse gas emission reductions and reducing plastic and other waste. Clorox continues to invest in talent development initiatives across all levels and functions. Through both funding and employee volunteering, The Clorox Company Foundation extends Clorox’s people-centered impact by promoting well-being and inclusivity within communities.
The Company has been broadly recognized throughout fiscal year 2025 for its integrated sustainability efforts. For the third consecutive year, Clorox earned the top ranking on Barron’s 100 Most Sustainable U.S. Companies list. The Company was also recognized by Time as one of the World’s Best Companies and listed among The Most Trustworthy Companies in America by Newsweek. Clorox also received the Technology Innovation Award from the Household & Commercial Products Association and was named to Wall Street Journal's 250 Best Managed Companies.
Clorox also continued its longtime commitment to providing value to shareholders through regular dividends. During fiscal year 2025, the Company paid $602 million in dividends to shareholders. In July 2025, Clorox announced an increase of 2% to its dividend, consistent with its longstanding practice of delivering annual dividend increases.
For fiscal year 2026, Clorox will continue to invest in its brands and capabilities to build a stronger, more resilient company that delivers consistent, profitable growth over time.
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
•International consists of products sold outside the United States. Products within this segment include laundry additives and home care products primarily marketed under the Clorox, Poett, Pine-Sol and Clorinda brands; bags and wraps under the Glad brand; cat litter primarily marketed under the Ever Clean and Fresh Step brands and water-filtration products marketed under the Brita brand.
The Company’s products are marketed and sold globally. The following table provides the Company’s global product lines, which were sold in the United States (including professional products) and internationally, that accounted for 10% or more of consolidated net sales for the fiscal years ended June 30:

	2025	2024	2023
Cleaning products	44%	43%	42%
Bags and wraps	15%	15%	16%
Food products	12%	11%	11%
Cat litter products	10%	10%	10%
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
Sources and Availability of Raw Materials
The Company purchases raw materials from numerous unaffiliated U.S. and international suppliers, some of which are sole source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard, soybean oil, solvent, derivatives of amines and other chemicals and agricultural commodities. Raw materials were generally available during fiscal year 2025 with minimal constraints. While the Company does not expect supply constraints in fiscal year 2026, supply risk may result from external factors outside of the Company's control.
The Company generally utilizes supply contracts to help ensure availability and a number of forward-purchase contracts to help reduce the volatility of the pricing of raw materials needed in its operations. However, the Company is highly exposed to changes in the prices of commodities and transportation used in manufacturing and shipping of its products, including as a result of new or increased tariffs. For further information regarding the impact of changes in commodity prices, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1, “Risk Factors – Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may continue to negatively impact, the Company’s net earnings and cash flow” and “Risk Factors – Supply chain issues can result in product shortages or disruptions to the Company’s business” in Item 1.A.
Patents and Trademarks
Most of the Company’s brand name consumer products are protected by registered trademarks. The Company’s brand names and trademarks are highly important to its business, and the Company vigorously protects its trademarks from apparent infringements. Maintenance of brand equity value is critical to the Company’s success. The Company’s patent rights are also significant to its business and are asserted, where appropriate, against apparent infringements.
Seasonality
Most sales of the Company’s grilling products occur during the months of March through September each calendar year. The volume and sales of grilling products may be affected by weather conditions.
Customers
Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 27%, 25% and 26% of consolidated net sales for each of the fiscal years ended June 30, 2025, 2024 and 2023, respectively, and occurred across all of the Company’s reportable segments. No other customers accounted for 10% or more of the Company’s consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2025, 2024 and 2023.
Competition
The markets for consumer products are highly competitive. The Company’s products compete with other nationally advertised brands and with “private label” brands within each category. Competition comes from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. In addition, the Company faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services. The Company’s products generally compete on the basis of product performance, brand reputation and recognition, image and price. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it typically requires continued advertising and promotional support and ongoing product innovation to maintain its relative market position. For further information regarding the intense competition the Company faces, see “Risk Factors – The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow.” in Item 1.A.
Environmental Matters
For information regarding noncapital expenditures related to environmental matters, see the discussions below under “Risk Factors – Environmental matters create potential liabilities that could adversely affect the Company’s financial condition and results of operations.” in Item 1.A. No material capital expenditures relating to environmental compliance are presently anticipated.
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
The Company’s purpose and values also are fully embedded in its IGNITE strategy, alongside its integrated goals for sustainability which promote healthy lives, a clean world and thriving communities, all supported by strong corporate governance.

Workforce
As of June 30, 2025, the Company employed about 7,600 people worldwide, with 73% in the United States and 27% working outside the United States. Clorox's U.S. workforce includes 47% nonproduction employees and 53% production employees, while the workforce outside the United States includes 59% nonproduction employees and 41% production employees. The number of employees during fiscal year 2025 was primarily impacted by the divestiture of the Company’s Better Health VMS business.
People are essential to Clorox’s efforts to drive growth and deliver value for all stakeholders. The Company believes its values-based culture connects to its purpose and helps its people be at their best. A workforce comprised of diverse backgrounds and experiences helps the Company better understand and meet the needs of its consumers. Clorox fosters an inclusive workplace to create stronger teams, unlock more innovation and – ultimately – contribute to its growth and success.
Clorox continues to conduct annual pay equity analyses for non-production employees in addition to monitoring pay trends throughout the year. This effort proactively identifies potential discrepancies and helps to ensure each employee is compensated fairly, regardless of race, ethnicity or gender.
More than a dozen employee resource groups (ERGs) help drive inclusion within Clorox and foster belonging, in part through greater understanding of different backgrounds and perspectives. These groups are open to all employees and serve as an important forum for talent recruiting and retention, professional development and open dialog that strengthens the Company’s workplace culture and, through regular volunteer opportunities, the communities employees call home. The ERGs also serve the business by serving as internal focus groups, inspiring product innovations, accelerating product placement plans and deepening knowledge of the Company's multicultural consumer base.
Hiring and Development
Clorox looks to continuously attract, develop and retain the best talent to deliver against its strategy and commitments, prioritizing career growth and leadership development to establish a strong foundation for long-term success. Company investments include a suite of training and education for people managers to help them become effective coaches and leaders; mentoring programs and initiatives to help build a strong talent pipeline; and summer internship and co-op programs for college hires. Clorox also conducts a robust talent review and leader succession planning process to ensure a strong pipeline for key roles.
Additionally, supported by its strategic investment in digital transformation and related productivity enhancements, the Company continues to strengthen new ways of working, including implementing new tools and technologies that allow employees to collaborate more effectively, work smarter and make faster, more informed decisions. Finally, in order to attract key prospective talent and continue to advance Clorox as an employer of choice, the Company continues to invest in its employer value proposition and career development and talent acquisition strategies.
Employee Engagement and Retention
In support of its efforts to actively listen to its workforce, engage in effective two-way dialog and embrace continuous improvement, Clorox conducts both annual and periodic pulse surveys. The Company surveys its employees to assess their perception of Clorox as a place to work as well as their views of leadership, the Company's IGNITE strategy and related transformation, sense of inclusion and more. In fiscal year 2025, just over 83% of nonproduction employees said they feel engaged at Clorox, which was above the Company's fiscal year 2024 results and above the 50th percentile for Fortune 500 and industry benchmarks1. Company leadership then uses the engagement survey results to develop and deploy related action plans aimed at addressing employee feedback, strengthening the overall workplace culture and, importantly, retaining top talent.
Employee Safety and Well-Being
As a company dedicated to championing people to be well and thrive every single day, Clorox takes a holistic approach to caring for its employees, with benefits and programs designed to support physical, mental and financial well-being.
Consistent with its value of putting people at the center, the Company invests in workplace safety through a combination of education, training and related policies, while operating in compliance with applicable regulations, including Occupational Safety and Health Administration (OSHA) guidelines in the United States. In fiscal year 2025, the Company’s recordable
1 Employee engagement surveys may vary across companies on a year-to-year basis.

incident rate (RIR) was 0.66. This was significantly lower than the 2.8 average RIR for goods-producing manufacturing companies in 2023, which is the latest available data from the U.S. Bureau of Labor Statistics2.
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
Available Information
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on the Company’s website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at TheCloroxCompany.com under Investors/Financial Reporting/SEC Filings. Additionally, the Company routinely posts additional important information, including press releases, on its website and recognizes its website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to our SEC filings and public webcasts. These items are available at TheCloroxCompany.com under Investors/Overview/Press Releases.
Information relating to corporate governance at Clorox, including the Company's Code of Conduct, the Clorox Company Board of Directors Governance Guidelines and Board Committee charters for the Management Development and Compensation Committee, the Audit Committee, and the Nominating, Governance and Corporate Responsibility Committee, is available at TheCloroxCompany.com under Company/Leadership & Governance or https://www.thecloroxcompany.com/company/corporate-governance/. The Company will provide any of the foregoing information without charge upon written request to Corporate Communications, The Clorox Company, 1221 Broadway, Oakland, CA 94612-1888. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Report.
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
Unfavorable general economic factors that are beyond the Company's control have materially adversely affected, and could continue to materially adversely affect, its business, results of operations, financial condition and liquidity. These factors include, but are not limited to, inflation, tariffs, recession and economic slowdown, labor shortages, wage pressures, and supply chain disruptions, as well as housing markets, consumer credit availability, consumer debt levels, fuel and energy costs, interest rate fluctuations, tax rates and policy, unemployment trends, natural disasters, pandemics/epidemics, civil disturbances and terrorist activities, foreign currency exchange rate fluctuations, conditions affecting the retail environment for the Company's products and other factors that influence consumer demand, spending and preferences that could impact the demand for the Company's products and negatively impact its net sales and results of operations.
In addition, geopolitical instability (including the conflicts in Ukraine and the Middle East, the potential for escalation in hostilities between the U.S. and Iran, and rising tensions between China and Taiwan); actual and potential shifts in U.S. and foreign trade, economic and other policies (including as a result of escalating trade tensions between the U.S. and its trading
2 The Company's fiscal year 2025 RIR of 0.66 means that for every 100 full-time equivalent Clorox employees globally, the Company averaged less than one recordable incident during the past year. The criteria used to determine RIR follows the U.S. Department of Labor’s OSHA guidelines and is applied globally. The RIR does not include workers at offices with fewer than 10 employees, but it does include remote workers.

partners, including China, particularly due to the imposition of tariffs by the U.S. and retaliatory tariffs by those partners); and other global events, have significantly increased global macroeconomic uncertainty and volatility. Sustained macroeconomic uncertainty and volatility and geopolitical instability could undermine global consumer confidence and could continue to reduce consumer spending and purchasing power, thereby reducing demand for the Company's products, and continue to disrupt global supply chains, impacting the availability and cost of transportation, logistics, raw materials, commodities, labor and packaging. Furthermore, U.S. government policy or election outcomes may prompt nationalist sentiment abroad, potentially resulting in targeted boycotts of U.S. products and services, which could adversely affect demand for the Company’s products in certain international markets and negatively impact financial results. This uncertainty and volatility also make it difficult for the Company, as well as its customers, suppliers, distributors and business partners to anticipate the resulting impacts and to accurately forecast, make financial projections, and plan future business activities, which may, in turn, cause customers to limit their purchase orders or affect their ability to pay amounts owed to the Company in a timely manner or at all, or adversely affect its business partners' ability to supply or provide services. These situations continue to evolve, and there is significant uncertainty as to their full or related impacts on the global economy and geopolitical relations, in general, and on the Company’s business, in particular. These geopolitical conflicts and tensions may also heighten other risks disclosed in this Report, including relating to cybersecurity, any of which could have an adverse impact on the Company’s business, results of operations, cash flows and/or financial condition.
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
Market and category declines and the Company’s product and geographic mix may adversely impact the Company’s ability to meet sales growth targets, profitability and financial results.
A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2025, 86% of the Company’s net sales were attributable to U.S. markets, including U.S. territories. U.S. markets for consumer goods are considered more mature and commonly characterized by high household penetration, particularly with respect to our most significant product categories. The Company’s ability to achieve its sales growth targets depends on its ability to successfully introduce new products, brands, line extensions, and product innovations, or enter or expand into adjacent product categories, sales channels, markets or countries. Even if we are successful at increasing sales, a general decline in the markets for the Company’s product categories has had, and may in the future have, a negative impact on the Company’s financial condition, results of operations and ability to meet its sales growth targets. Further, the Company’s product, category and/or geographic mix may hinder the Company’s ability to meet these strategic targets, especially in conjunction with ongoing macroeconomic volatility, which would adversely impact its profitability and financial results.
The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow.
The Company faces intense competition from consumer product companies both in the U.S. and in its international markets, and our ability to maintain or gain market share may be impacted by the actions by competitors. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, including as part of its IGNITE strategy, expand into new products and categories, channels and countries, invest in its established brands and enhanced merchandising, grow categories with retailers and capture market share from competitors. Most of the Company’s products compete with other widely advertised, promoted and merchandised brands within each product category. The Company also faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. Increased purchases of “private label” products or other lower priced brands could negatively impact net sales of the Company’s higher-margin products or there could be a shift in product mix to lower-margin offerings, and this would negatively impact its net earnings and profits. The Company’s products generally compete on the basis of product performance, brand reputation and recognition, image and price, thereby requiring substantial expenditures for advertising, sales promotion and trade merchandising to gain and maintain market position. The Company is also increasingly using digital media marketing and promotional programs to reach consumers. If the Company’s advertising, marketing and promotional programs, including its use of digital and social media, are not effective or adequate, the Company’s net sales may be negatively impacted.
Some of the Company’s competitors are larger than the Company and have greater financial resources. These competitors, as well as new or smaller market entrants, may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly, adopt new technology, such as artificial intelligence and machine learning, more quickly and successfully, and respond more effectively to changing business and macroeconomic conditions and consumer preferences than the Company can. Heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market may result in more aggressive product claims and marketing challenges, increased promotional spending and geographic expansion, and marketing of new products. Furthermore, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced sales, margins and/or net earnings.
The Company may not successfully introduce new products and line extensions, or expand into adjacent categories and countries, which could adversely impact its ability to meet sales growth targets, financial condition and results of operations.
The Company’s ability to achieve its sales growth targets depends on innovation and its ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter or expand into adjacent product categories, sales channels, markets or countries. The Company’s ability to anticipate changes in consumer preferences and quickly innovate in order to adapt its products (including product packaging and environmental impact and sustainability profile) to meet changing consumer demands and/or evolving regulatory requirements is essential, especially in light of the reduction in barriers for even small competitors, and these innovations may result in increased costs. This risk is further heightened by the continued evolution of consumer needs, habits and preferences as a result of shifts in U.S. demographics. The Company cannot be certain that it will successfully achieve its innovation goals. New product and product packaging development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, not only incur substantial capital expenditures but also contain inherent risks. These risks include product development or launch delays, noncompliance with applicable laws or regulations, or infringement of third-party intellectual property, any of which could result in the Company not being first to market, and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. In addition, success in launching new products is also dependent on the Company’s ability to deliver effective and efficient marketing in an evolving media landscape (including digital), which is subject to dynamic and increasingly restrictive privacy requirements. The Company may not be able to fully recoup the cost of unsuccessful product introductions or may experience a decline in sales of existing products as a result of consumer adoption of its new products, both of which could materially adversely affect the Company’s business, net earnings, margins, financial condition and results of operations.
The Company may not successfully execute or realize the anticipated benefits of its strategic or transformational initiatives.
The Company is implementing certain strategic and transformational initiatives intended to generate cost savings, improve operational efficiencies and enhance its competitive position. These initiatives include the implementation of a new ERP system, expansion of digital capabilities and productivity enhancements, and continued execution of its long-standing cost savings program focused on reducing material and manufacturing costs, improving supply chain operations, and reducing overhead.
These initiatives (and their concurrent execution) may have unintended consequences, such as business disruptions, diversion of management attention, reduced employee morale and productivity, organizational fatigue, loss of institutional knowledge, and negative impacts on relationships with customers, suppliers, and business partners.
The ERP system implementation, expected to be completed in the U.S. during fiscal year 2026, has required and will continue to require investment of personnel and financial resources to support post-implementation efforts and system functionality. Following implementation, the Company may experience system inefficiencies or integration challenges, delays in key business processes or workflows, data quality or migration issues, security access gaps, or operational disruptions. Any such disruptions could impact our ability to process transactions (including invoicing and collections), manage inventory and supply chain operations, or fulfill customer orders, which could adversely impact our customer relationships, cash flows and business.
Additionally, the expected value and cost savings from the ERP system and other transformational initiatives may not be achieved, may be realized more slowly than anticipated, may not be maintained including through training or effective change management, or may be offset by increased costs or other unintended consequences.

The Company also may not be able to successfully enter new markets, launch new products and innovations, implement pricing actions, restructure operations, and pursue strategic acquisitions or divestitures. These strategic initiatives may not be effectively implemented, may fail to achieve intended results, or may result in unanticipated costs or complexities.
If the Company is unable to successfully execute its strategic or transformation initiatives or realize their anticipated value or benefits, its business, financial condition, and results of operations could be materially adversely affected.
The changing retail environment and changing consumer preferences could adversely affect the Company’s business, financial condition and results of operations.
The Company’s sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club and dollar store channels, in addition to e-commerce channels. Alternative retail channels, including hard discounters, subscription services and buying clubs, have become and may continue to be more prevalent and popular than traditional retailers. In addition, a growing number of alternative sales channels and business models, such as niche brands, native online brands, private label and store brands, direct-to-consumer brands and channels and discounter channels, have emerged. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer behavior or preferences (as consumers increasingly shop online to compare pricing and product availability) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. Further, consumer preferences continue to evolve due to a number of factors, including macroeconomic volatility and uncertainty, and inflation, which could cause consumers to purchase a smaller pack or quantity of a product or a lower priced alternative to the Company's products; fragmentation of the consumer market and changes in consumer demographics, which includes the aging of the general population and the emergence of millennial and younger generations who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding the sustainability practices of manufacturers, including the environmental impacts of products (including packaging, energy and water use, and waste management) and the sourcing and sustainability of packaging materials, such as single-use plastics; a growing demand for natural or organic products and ingredients; evolving consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products; and changing consumer sentiment toward non-local products or sources. Any significant changes in consumer preferences or behavior, such as time spent at home or in shared public spaces, could materially and/or negatively impact demand for the Company's products and, in turn, the Company's net sales and results of operations. Consumer preferences are also influenced by perception of the brand image of the Company and its products, the success of advertising and marketing campaigns, the Company’s ability to engage with consumers in the manner they prefer, including through the use of digital media or assets, and the perception of the Company’s advertising, use of social media and engagement in political and social issues, and geopolitical events. If the Company is not successful in continuing to adapt to rapidly changing consumer preferences and market dynamics or expanding sales through e-commerce retailers or alternative retail channels, consumers may reduce their purchasing of the Company's products, which could negatively impact its business, financial condition and results of operations. In addition, e-commerce and alternative retail channels may create significant pricing pressures for consumer goods, presenting additional challenges to increasing prices in response to commodity or other cost increases in all of the channels into which the Company sells. If these e-commerce and alternative retail channels were to take significant market share away from traditional retailers and/or the Company is not successful in these channels or business models, its net sales and results of operations may be materially and negatively impacted.
Harm to the Company’s reputation or the reputation of one or more of its leading brands or products could have an adverse effect on its business, financial condition and results of operations.
Maintaining a strong reputation with consumers, customers and trade and other third-party partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve its reputation such as ethics and compliance, brand protection and suitability, product safety and quality, and enterprise risk management, and has published goals, including relating to environmental impact and sustainability, as part of its IGNITE Strategy. The Company could be the subject of negative publicity in spite of or as a result of these efforts, including relating to product safety, quality or efficacy; ingredients or substances actually or allegedly present in the Company’s products or packaging; sustainability; or its human capital practices, including if the Company changes its position on or does not achieve its sustainability goals, or provides inaccurate information. In addition, the Company’s products have, in the past, and could, in the future, face withdrawal, recall or other quality issues, which could lead to decreased demand for and reputational damage to the related brands. The Company’s products are dependent on consumers’ perception of their efficacy, safety and quality. Emerging studies have, in the past, and could, in the future, prove or allege that ingredients or substances that are present or allegedly present in the Company's products, the products themselves, or similar products of other companies, are harmful to consumers. The Company also licenses certain of its brands to third parties. Such licenses and partnerships may create additional exposure for those brands to product safety, quality, sustainability and other concerns.

Widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of information (whether accurate or inaccurate). Negative publicity, posts or comments about the Company, its brands, its products, its marketing activities, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media or in other formats. Additionally, marketing initiatives may not have the desired effect on a brand’s or product’s image. Such events, if they were to occur, could harm the Company’s image and adversely affect its business, financial condition and results of operations, as well as require resources to rebuild the Company’s reputation.
In addition, the legal, regulatory and ethical landscape around the use of artificial intelligence and machine learning is rapidly evolving. While the Company’s success may increasingly become dependent on its ability to adopt and effectively leverage this emerging technology, it may not be able to do so in an effective manner. This technology could also prove to be, among other things, false, biased, or inconsistent with the Company’s values and strategies, which could lead to operational disruptions, flawed decision-making, increased costs, or reputational harm. Further, the use of generative artificial intelligence tools may compromise confidential or sensitive information, put the Company’s intellectual property at risk, or subject the Company to claims of intellectual property infringement, all of which could damage the Company's reputation.
Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.
A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 27%, 25%, and 26% of consolidated net sales for the fiscal years ended June 30, 2025, 2024, and 2023, respectively, and occurred across all of the Company’s reportable segments. The Company’s five largest customers accounted for nearly half of the Company’s consolidated net sales for each of the fiscal years 2025, 2024, and 2023, and a significant portion of the Company’s future revenues may continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry, a shift of shelf space to “private label” or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm the Company’s net sales or net earnings, and reduce the ability of the Company to offer new, innovative products to consumers. Any loss of a key customer or a significant reduction in net sales to a key customer of the Company or a business unit could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the use of the latest pricing technology by its customers may lead to category pricing pressures. Consistent with the ongoing variability in information technology (IT) systems industry-wide, the Company's IT platforms, including after the implementation its ERP system, may not be fully compatible at all times with those used by its customers and may not be able to respond to customer data or technology demands.
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
Acquisitions, new venture investments and divestitures may not be successful, which could have an adverse effect on the Company’s business.
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
•maintain uniform standards, controls, procedures and policies throughout acquired companies, including effective integration into the Company’s internal control over financial reporting;
•successfully enter categories, markets and business models in which the Company may have limited or no prior experience;
•achieve expected synergies and financial or strategic benefits from acquisitions within the anticipated time periods, if at all;
•achieve distribution expansion related to products, categories and markets from acquisition and retain key relationships and personnel of acquired companies;
•identify and manage any legal or reputational risks that may predate or be associated with a transaction, which could negatively impact the Company following closing; and
•manage other unanticipated problems or liabilities, including relating to a system shutdown, service disruption, or cyberattack on an acquired company’s IT/operational technology (OT) systems.
Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales, profitability, and cash flow expectations. Furthermore, acquisitions or ventures could also result in dilutive issuances of equity securities, debt, the assumption of contingent liabilities (such as those relating to advertising claims, environmental issues and litigation, and negative reputational issues), an increase in expenses related to intangible assets, including trademarks and goodwill, and increased operating expenses, all of which could adversely affect the Company’s financial condition, margins and results of operations. Future acquisitions of foreign companies or new foreign ventures would subject the Company to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, tax or labor laws, government price controls, or repatriation of profits and liabilities relating to the Foreign Corrupt Practices Act (“FCPA”). In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, the Company has recorded, and may, in the future, be required to record, impairments of intangible assets. Any impairment charges could adversely affect the Company’s financial condition, margins and results of operations.
The Company has divested and may, in the future, divest certain assets, businesses or brands. A divestiture could affect the profitability of the Company as a result of the gains or losses on such sale of a business or brand, the loss of the operating income or sales resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability and cash flow subsequent to any divestiture. The Company may also encounter difficulty finding potential acquirers or other divestiture options on favorable terms. If the Company is unable to complete a divestiture or successfully transition a divested business, including the effective management of the related separation and overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, its business and financial results could be negatively impacted. The Company may also be required to recognize impairment charges or other losses as a result of a divestiture. For example, in March 2024 and September 2024, the Company completed the sale of its Argentina business and its Better Health VMS business, respectively, and recorded a loss for each sale.
In addition, any potential future acquisitions, new ventures or divestitures may divert the attention of management and resources from other business priorities. The occurrence of any of these risks or uncertainties may have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company may not be able to attract, develop or retain the highly skilled personnel needed to support its business.
The Company’s success depends, in part, on its continuing ability to identify, hire, develop and retain highly qualified personnel with diverse perspectives, experiences, and backgrounds that reflect the Company’s varied and diverse consumer base, at all levels of the business, including management and in its manufacturing facilities. The Company's ability to attract and retain talent has been and may continue to be impacted by a number of factors, including employee morale, its reputation, competition from other employers and availability of qualified individuals in key geographic areas such as the San Francisco Bay Area, and challenges in the labor market, particularly in the U.S., which has increasing labor costs, sustained labor shortages, and changing worker and talent market expectations around flexible work models and relocation. Increased labor costs as a result of increased competition for employees, higher employee turnover rates, increased employee benefit costs, or labor union organizing efforts could increase the Company’s operating expenses, and its growth and results of operations could be adversely impacted.
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
Volatility and increases in the cost of raw materials, including resin, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard and other packaging materials, soybean oil, solvent, derivatives of amines, and other chemicals and agricultural commodities, and rapid increases in the cost of energy, transportation, labor and other necessary supplies or services, have harmed, and may continue to harm, the Company’s results of operations.
Many of the raw and packaging materials and supplies used in the production of the Company's products are subject to price volatility and fluctuations in availability caused by many factors, including macroeconomic and geopolitical developments and uncertainty, governmental actions (including new or increased tariffs, sanctions, quotas, or trade barriers), supplier or transport capacity constraints, changes in supply and demand, weather conditions and natural disasters (including the potential effects of climate change, which could also pose physical risks to the Company's facilities as well as those of its key external manufacturers and suppliers), fire, growing and harvesting conditions, energy costs, health epidemics, pandemics or other contagious outbreaks, labor shortages, currency fluctuations, port congestions or delays, cybersecurity incidents or other disruptions, loss or impairment of key manufacturing sites or lines, acts of terrorism and other factors beyond the Company's control.
The Company has also experienced and may continue to experience disruption in its manufacturing operations and supply chain, including facility damage or closures, as a result of the factors set forth above. Although the Company is unable to predict the impact on its ability to source raw and packaging materials and services in the future, the Company does not expect supply constraints in fiscal year 2026. Supply pressures and market disruptions may continue into fiscal year 2026, however, including as a result of new or increasing U.S. or retaliatory tariffs, which could also increase raw material costs. If such cost pressures are incurred or exceed the Company’s estimates and the Company is not able to increase the prices of its products (or sustain such price increases) or achieve cost savings to offset such cost increases, its margins would be harmed. Sustained price increases may also lead to declines in sales volumes and loss of market share, as competitors may not adjust their prices or customers may decide to purchase a lower-priced alternative. The Company’s projections may not accurately predict the volume impact of price increases, which could adversely affect its business, financial condition and results of operations.
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
The Company has a complex global network of suppliers that may, in the future, expand and further evolve in response to market conditions. The Company also relies on a number of single-source suppliers for certain commodities and raw material inputs, including packaging, product components, finished products and other necessary supplies. The Company has experienced and could continue to experience material disruptions in production and other supply chain issues, including as a result of supply chain dependencies, which could result in out-of-stock conditions. The Company’s business continuity and disaster recovery plans to address disruptions to the manufacturing or sourcing of products or raw materials may not be sufficient, comprehensive, or effective. Significant disruptions have and could, in the future, interrupt product supply and, if not remedied in a timely manner or at all, could have an adverse impact on the Company's business, results of operations, cash flows and financial condition.
The Company also requires new and existing suppliers to meet its ethical and business partner standards. If the Company's existing or new suppliers fail to meet such standards or any other relevant governmental, industry, customer or Company standards; if the Company is unable to contract with suppliers on favorable terms or at the quantity, quality and price levels needed for its business; if any of the Company’s key suppliers becomes insolvent, ceases or significantly reduces its operations or experiences financial distress; or if any environmental, economic or other outside factors impact its operations, the Company's business, results of operations, cash flows and financial condition could be adversely affected. In addition, the Company may face challenges in production planning and execution, which could impact its ability to cost-effectively meet product demand, or may be required to increase production in-house and reduce its supply and manufacturing arrangements with third parties, which may lead to additional costs connected to such transition and unwinding of certain manufacturing relationships.
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
The Company is in the process of a multi-year phased upgrade of its digital and productivity capabilities and ERP system replacement. It also uses various other hardware, software and operating systems that may need to be upgraded or replaced in the near future as such systems cease to be supported by third-party service providers, and may be vulnerable to increased risks, including the risk of further security breaches, system failures and disruptions. Any such upgrade could take time, oversight and be costly to the Company, and may include potential challenges, such as the cost of training personnel, data migration, the potential instability of the new system and cost overruns. If such systems are not successfully upgraded or replaced in a timely manner, system outages, disruptions or delays, or other issues may arise. If a new system does not function properly or is not adequately supported by third-party service providers and processes, it could adversely affect the Company’s business and operations, which, in turn, could adversely impact the Company’s results of operations and cash flows.
The IT/OT systems of the Company, its customers, business partners, suppliers, and third-party providers have been, and will continue to be, subject to cyber-threats such as computer viruses or other malicious codes, security breaches, ransomware, unauthorized access attempts, business email compromise, data encryption or exfiltration, cyber extortion, denial of service attacks, phishing, deepfakes, social engineering, unintentional or malicious actions of employees or contractors, hacking and other cyberattacks attempting to exploit vulnerabilities by hackers, criminal groups, nation-states and nation-state-sponsored organizations and social-activist organizations. The Company experienced a cyberattack in August 2023 and may continue to experience an increase in the number of such attacks, which may result in unauthorized access, disclosure and misuse of customer, employee, vendor, Company, or consumer information, including personal consumer information obtained through online and e-commerce sales, and online activities, including promotions, rebates and customer loyalty programs, as well as increased costs related to the Company’s involvement in investigations or notifications conducted by the Company’s business partners. The rapid evolution and increased adoption of emerging technologies, such as artificial intelligence, may also increase the frequency and magnitude of cyberattacks on the Company and amplify its cybersecurity risks. In addition, while the Company has purchased cybersecurity insurance, costs related to a cyberattack may exceed the amount of insurance coverage or be excluded under the terms of its cybersecurity insurance policy. The Company may be unable to obtain cybersecurity insurance in amounts and on terms the Company views as appropriate for its operations.
The security efforts of the Company and its third-party providers may not prevent or timely detect future attacks and resulting breaches or breakdowns of its databases or systems. These attacks may also be difficult to detect for periods of time and, even if detected, the nature and extent of the incident may not be immediately clear and an investigation into an incident could take a significant amount of time to complete. These factors may inhibit the Company’s ability to provide rapid, complete, and reliable information about the cybersecurity incident to customers, counterparties, and regulators, as well as the public. The Company has in place disaster recovery and business continuity plans to address Company and third-party incidents, but if these plans or those of its third-party providers are not sufficient or comprehensive, or do not effectively resolve such breaches or breakdowns on a timely basis or at all, the Company may experience interruptions in its ability to manage or conduct business, as well as reputational harm, governmental fines, penalties, regulatory proceedings, litigation and remediation expenses, adverse impacts on employee morale, loss of customers or consumers, as well as heightened regulatory and legal scrutiny. The need to coordinate with various third-party service providers, including with respect to timely notification and access to personnel and information concerning an incident, may complicate the Company’s efforts to address issues that arise. As a result, the Company is subject to the risk that the activities associated with its third-party service providers can adversely affect its business, financial condition and results of operations, even if the attack or breach does not directly impact its systems or information.
Cyber-threats and techniques are becoming more sophisticated and are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. Continued geopolitical instability has also heightened the risk of cyberattacks. The Company has incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. Increased regulation of data collection, use, and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, including reporting requirements, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase the Company's cost of compliance and operation, limit its ability to grow its business or otherwise harm its business.
In addition, data breaches or theft of personal information collected by the Company and its third-party service providers as well as data breaches or theft of Company information and assets have occurred in the past and may occur in the future. The Company is subject to the laws and regulations of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, business partner or employee information or related data. These laws and regulations change frequently, and new legislation continues to be introduced and may include different standards and requirements, be interpreted and applied differently from jurisdiction to jurisdiction and create inconsistent or conflicting requirements. The changes introduced by data privacy and protection regulations increase the complexity of regulations enacted to protect business and personal data and subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices. These laws and regulations also may result in the Company incurring additional expenses and liabilities in the event of unauthorized access to or disclosure of personal data.
The Company is subject to risks related to its international operations and international trade.
In fiscal year 2025, 14% of the Company’s net sales were attributable to international markets. The Company has faced and will continue to face substantial risks associated with its foreign operations, including, but not limited to:
•unfavorable and uncertain macroeconomic and geopolitical conditions as set forth elsewhere in this section and potential operational or supply chain disruptions as a result of these developments;
•the imposition of or increase in tariffs, trade restrictions or sanctions, changes in trade policies, price, profit, capital or other government controls, labor laws, immigration restrictions, travel restrictions, including as a result of pandemics/epidemics, import and export laws, or other government actions generating a negative impact on the Company’s business;
•environmental events, civil unrest, work stoppages, labor disputes, widespread health emergencies, pandemics/epidemics, terrorism, kidnapping, and drug‐related or other types of violence;
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
•employment litigation related to employees, contractors and suppliers;
•potential loss of distribution channels as a result of retailer consolidation;
•increased credit risk of customers, suppliers and distributors, and defaults on obligations of foreign governments;
•increased risk of fraud or corruption in certain foreign jurisdictions and related difficulties in maintaining effective internal controls;
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
The Company relies on third-party service providers for certain areas of its business operations, including aspects of the implementation of the Company’s transformational initiatives (such as its digital and productivity enhancements and replacement of its ERP system), IT, procurement, supply chain, manufacturing, certain finance and accounting functions, including financial reporting, and legal, regulatory and tax compliance. Failure by these third parties to meet their contractual, regulatory and other obligations to the Company, or failure to adequately monitor their performance, has in the past and could continue to result in the Company's inability to achieve expected cost savings or efficiencies and result in additional costs to correct errors made by such service providers. Depending on the function involved and despite the possible availability of contractual remedies against these providers, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to the Company’s reputation or have a negative impact on employee morale, all of which can adversely affect the Company’s business.
Legal and Regulatory Risks
Changes in government and tax regulations could have a material effect on our financial results.
The Company’s manufacturing, processing, formulation, packaging, labeling, storage, distribution, advertising, and sale of its products and business operations must comply with extensive, increasingly varied, and complex federal, state, and foreign laws and regulations. In the U.S., this includes oversight from agencies such as the Environmental Protection Agency, the Food and Drug Administration (including applicable current good manufacturing practice regulations), the Consumer Product Safety Commission, the Federal Trade Commission, and the Occupational Safety and Health Administration. Additionally, significant and wide-ranging reforms, regulatory changes, policies, and executive orders, changing enforcement priorities, and staffing reductions at governmental agencies at the federal level in 2025 have introduced uncertainty regarding future regulatory impacts, including around product safety standards, labeling requirements, or approval processes, which may delay product launches, increase compliance risk, or impact the Company’s ability to bring new products to market expeditiously or efficiently. The Company could also be subject to future inquiries or investigations by governmental or other regulatory bodies, and any determination of non-compliance with applicable laws could result in impairment charges, significant fines, penalties, or other sanctions that may adversely affect its business, reputation, and financial performance.
Moreover, federal, state, and foreign governments may introduce new or expand existing legislation and regulations, or impose more stringent interpretations of current laws, requiring the Company to enhance its resources, capabilities, and expertise. For instance, the Company is subject to environmental regulations related to the transportation, storage, and use of certain chemicals. It may also face increased costs or mandatory funding obligations under extended producer responsibility regulations (such as plastic or packaging taxes, recycling, and waste management programs) or restrictions on materials and packaging types. These requirements could raise raw material acquisition and compliance costs, limit material availability, or make the Company’s products more expensive and less competitive, thereby reducing consumer demand. Furthermore, the Company is subject to rapidly evolving and increasingly complex legal and regulatory requirements in areas such as sustainability disclosure, sustainable packaging (including plastic packaging), data privacy, executive compensation, and corporate governance. The lack of regulatory convergence across jurisdictions, especially at the state level, may further increase compliance costs.
Due to its extensive international operations, the Company could be adversely affected by violations, or allegations of violations, of the FCPA and similar international anti-bribery laws. The Company cannot provide assurance that its internal controls policies and procedures that mandate compliance with these laws will protect the Company from reckless, intentional or unintentional criminal acts committed by its employees, joint-venture partners or agents. Alleged or actual violations of these laws could disrupt the Company's business and adversely affect its reputation and its business, financial condition and results of operations.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's multi-year phased upgrade to its digital capabilities, including replacement of its ERP system, will result in changes to its processes and procedures which, in turn, could result in changes to its internal controls over financial reporting, which may require significant effort and judgment. Any failure to maintain an effective system of internal control over financial reporting, including as a result of failure of the ERP system to work properly, could limit the Company’s ability to report its results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and shareholder claims, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Fluctuations in federal, state, local and foreign taxes or a change to uncertain tax positions, including related interest and penalties, may also impact the Company’s effective tax rate and the Company’s results of operations. Changes in tax laws, including additional guidance issued by the U.S. Treasury Department, the U.S. Internal Revenue Service or similar bodies of state, local and foreign governments could create uncertainty, impact the Company's recorded liability in future periods and have a material impact on the Company’s results of operations. For example, on July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. The act contains a number of provisions that are applicable to U.S. corporate taxpayers. The Company is in the process of evaluating the impact of this legislation on its consolidated financial statements. Additionally, on December 20, 2021, the Organization for Economic Development released a set of model rules, known as the Global Anti-Base Erosion rules (GloBE rules) or “Pillar Two,” designed to ensure that large multinational enterprises pay a minimum 15% tax on income arising in each jurisdiction in which they operate. Many countries have implemented Pillar Two, and the Company has been subject to Pillar Two in certain foreign jurisdictions beginning this past fiscal year ended June 30, 2025. The Company has evaluated and will continue to monitor the impact of the GloBE rules but does not anticipate that they will have a material impact on the Company's effective tax rate and cash flows. See also “Critical Accounting Estimates—Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” in Exhibit 99.1 for more information on factors influencing the determination of our effective tax rate and tax positions.
If the Company is found to be noncompliant with applicable laws and regulations in these or other areas, it could be subject to governmental or regulatory actions, including fines, import detentions, injunctions, product withdrawals or recalls or asset seizures, as well as potential criminal sanctions, any of which could have a material adverse effect on its business. Loss of or failure to obtain necessary permits and registrations, particularly with respect to its charcoal business, could delay or prevent the Company from meeting current product demand, introducing new products, building new facilities or acquiring new businesses and could adversely affect its financial condition and results of operations. In order to comply with any changes in these laws and regulations, the Company may be required to make changes to product formulation, labeling or marketing claims, perform additional testing to substantiate its product claims, make costly changes in its manufacturing processes or supply chain or stop selling certain products until corrective actions have been taken. Any of these developments could increase the Company’s costs significantly, which could have a material adverse effect on the Company’s financial condition and results of operations.
Climate change and other sustainability issues may have an adverse effect on the Company's business, financial condition and results of operations and could damage its reputation.
Companies across all industries are facing increasing scrutiny relating to their sustainability policies and practices. In particular, there is increasing focus by governmental and non-governmental organizations, investors, customers, consumers, employees and other stakeholders on sustainability matters, such as climate change, water use, deforestation, biodiversity, plastic waste, responsible sourcing, animal welfare, labor and employment practices and human rights, as well as diversity and inclusion efforts. Changing consumer preferences may also result in increased demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of the Company's products and their environmental impact on sustainability; a growing demand for natural or organic products and ingredients; or increasing consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. These demands could impact the profitability of some of the Company's products, or cause it to incur additional manufacturing or other costs which may not be recoverable through price increases or increased sales volumes, make changes to its operations, make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose the Company to market, operational and execution costs or risks. Certain investors and other stakeholders have expressed negative sentiment regarding corporate environmental, social and governance (ESG) initiatives, including sustainability and diversity and inclusion practices. In addition, recent regulatory actions and executive orders issued by the current U.S. presidential administration have targeted these areas. The Company’s practices and efforts in these areas may not align with the expectations of all stakeholders, which could negatively affect our relationships with certain stakeholders. Furthermore, our activities in these areas could expose us to increased regulatory or legal scrutiny, potential product boycotts, or other actions that may harm our reputation or adversely affect our business, financial condition, or results of operations.
The Company is subject to climate-related transition risks, including increased energy costs due to increasing demand for alternative energy sources and new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Evolving and increasing regulatory requirements, including in relation to sustainability, such as extended producer responsibility or environmental or emissions standards could cause disruptions in the Company's manufacturing processes or increase operating, energy, raw materials and compliance costs. The Company may undertake additional costs to control, assess and report on sustainability metrics as the nature, scope and complexity of sustainability reporting, diligence and disclosure requirements expand. The ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of the Company's control. For example, working towards achieving the Company's goals will require significant effort by and resources from the Company and stakeholders, including suppliers and business partners, governmental entities and the development and adoption of technology that may not currently exist or exist at scale. Stakeholder perception of, or opposition to, the Company’s actions or inaction with respect to the environment and other sustainability matters or its ability to effectively respond to new, or changes in, related legal or regulatory requirements could lead to negative publicity, which could result in reduced demand for the Company’s products, damage to its reputation or increase the risk of litigation, regulatory proceedings, inquiries or investigations and could adversely affect the Company’s business and reputation.
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
The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, handling and disposal of solid and hazardous wastes, remediation of contamination associated with the use and disposal of hazardous substances. The Company has incurred, and will continue to incur, significant expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations, and such expenditures reduce the cash flow available to the Company for other purposes.
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
The Company had a recorded liability of $27 million and $28 million as of June 30, 2025 and 2024, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. Two matters, relating to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California and another relating to former operations in Dickinson County, Michigan account for a significant portion of the recorded liability. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the ability of third parties to pay their share of the response and remediation obligations, the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies, and the Company’s exposure may exceed the amount recorded for these matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.
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
The Company’s business could be negatively impacted as a result of shareholder activism or an unsolicited takeover proposal or a proxy contest.
In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. During fiscal years 2012 and 2011, the Company was the target of an unsolicited takeover proposal from a shareholder activist, which resulted in significant costs to the Company. If such a proposal were to be made again, the Company would likely incur significant costs, which could have an adverse effect on the Company’s financial condition and results of operations.
Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company through shareholder proposals or otherwise. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees, and any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that the Company needs a change in the direction of its business, or the perception that the Company is unstable or lacks continuity, which may be exploited by its competitors, cause concern to its current or potential customers, and make it more difficult for the Company to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business. In addition, actions of activist shareholders may cause significant fluctuations in the Company's stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of its business.
Financial and Economic Risks
Increases in the estimated fair value of The Procter & Gamble Co. (“P&G’s”) interest in the Company’s Glad business increase the value of the Company’s obligation to purchase P&G’s interest in the Glad business upon the termination of the venture agreement and may, in the future, adversely affect the Company’s net earnings and cash flow.
In January 2003, the Company entered into a venture agreement with P&G related to the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development support to the Glad business. In February 2025, Clorox announced that Clorox and P&G jointly decided to wind down the venture, and the agreement with P&G will expire on January 31, 2026. The agreement requires the Company to purchase P&G’s 20% interest at the expiration of its term for cash at fair value as established by predetermined valuation procedures. Following termination, the Glad business will retain the exclusive core intellectual property licenses contributed by P&G at the inception of the venture, on a royalty-free basis for the licensed products marketed. As of June 30, 2025, the estimated fair value of P&G’s interest was $476 million, of which $501 million has been recognized by the Company and is reflected in Accounts payable and accrued liabilities as it is reasonably expected to be settled within one year. As of June 30, 2024 and 2023, the estimated fair value of P&G’s interest was $531 million and $527 million, respectively, of which $510 million and $495 million, respectively, has been recognized by the Company and is reflected in Other liabilities in the Company’s Consolidated Balance Sheets. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. As the agreement nears its expiration, there may be increased volatility in the Company’s net earnings and cash flow, as the estimated fair value of P&G’s interest may continue to change, up until any such purchase by the Company of P&G’s interest. The key assumptions and estimates used to arrive at the estimated fair value include, but are not limited to, tax rates, the rate at which future cash flows are discounted (discount rate), commodity prices, future volume estimates, net sales and expense growth rates, changes in working capital, capital expenditures, foreign exchange rates, inflation and terminal growth rates. Any changes in the underlying assumptions or estimates used to determine the estimated fair value of the Company's repurchase obligation could significantly affect the estimated fair value of that obligation and may adversely affect the Company’s net earnings in the periods leading up to the purchase, as well as its cash flows at the time of the purchase. Additionally, the final cost of the Company’s repurchase obligation may differ from the estimated fair value, which could result in further impacts to the Company's results of operations and cash flows. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements in Exhibit 99.1.
The estimates and assumptions on which the Company’s financial projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s future profitability, cash flows and stock price.
The Company’s financial projections, including any sales or earnings guidance or outlook it may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing and sale, volume and product mix, foreign exchange rates and volatility, tax rates, interest rates, commodity prices, distribution, cost savings, accruals for estimated liabilities, macroeconomic factors, including tariff impacts, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its stock, make acquisitions, pay dividends and meet debt obligations. These assumptions and estimates may be adversely affected by the risks described in this Report. The Company’s financial projections are based on historical experience, various other estimates and assumptions that the Company believes to be reasonable under the circumstances and at the time they are made. The Company’s actual results may differ materially from its financial projections. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.
The Company’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent the Company from fulfilling its financial obligations, and the Company may not be able to maintain its current credit ratings, continue to pay dividends or repurchase its stock or remain in compliance with existing debt covenants.
As of June 30, 2025, the Company had approximately $2.5 billion of debt. The Company’s indebtedness could have important consequences. For example, it could:
•require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchase the Company’s common stock and for other general corporate purposes;
•limit the Company’s flexibility in planning for or reacting to general adverse macroeconomic conditions or changes in its business and the industries in which it operates;
•place the Company at a competitive disadvantage compared to its competitors that have less debt; and
•limit, along with the financial and other restrictive covenants in the Company’s debt documents, its ability to borrow additional funds.
The Company may also incur substantial additional indebtedness in the future to fund acquisitions, repurchase stock or fund other activities for general business purposes. Certain of the Company’s over-the-counter derivative agreements require the Company to maintain investment-grade credit ratings from Standard & Poor’s and Moody’s. As of June 30, 2025, the Company’s credit ratings were both investment-grade. However, a downgrade below investment-grade would allow the Company’s derivative instrument counterparties to request full collateralization, which may negatively impact the Company’s other financial arrangements, including the Company’s supply chain financing, which could, in turn, impact its working capital.
The Company has historically declared and paid quarterly cash dividends on its common stock and has repurchased stock subject to certain limitations under its stock repurchase programs. The board of directors’ determination to continue these actions will depend on its assessment that they are in the best interests of the Company’s shareholders. In the event the Company ceases these activities, the Company’s stock price could be adversely affected.

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
•Leverages the National Institute of Standards and Technology (NIST) Cybersecurity and Zero Trust Architecture frameworks for managing cybersecurity risks;
•Maintenance of security policies and standards, regular updates to response planning and protocols, and monitoring vulnerabilities, emerging threats and risks through industry information sharing channels and new technology;
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
•A cybersecurity insurance program to reimburse, up to policy limits, covered costs, losses and claims relating to a data or security breach;
•Use of consultants, third-party service providers and information security firms to provide technology systems or support aspects of this program, conduct assessments of the Company's cybersecurity practices and penetration testing, and cybersecurity, risk management and legal experts;
•A third-party vendor risk management process that utilizes a risk-based approach for vendors engaged through the Company’s procurement process; and
•Cybersecurity awareness training for all employees who have access to Company email and connected devices, periodic phishing awareness simulations, and cybersecurity and phishing awareness content on the Company’s intranet site.
The Company’s business strategy, results of operations, and financial condition have been materially affected by our previously disclosed August 2023 cyberattack, and the Company is regularly subject to cyber threats, ransomware and other security breaches. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on risks from cybersecurity threats that are reasonably likely to materially affect the Company’s business strategy, results of operations and financial condition.
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
The CISIO has IT and information security experience, including enterprise risk management leadership, and holds a Certified Information Security Manager certification from the Information Systems Audit and Control Association (ISACA). The CISIO reports to the Chief Information and Data Officer (CIDO), who is a member of the Clorox Executive Committee and reports directly to the CEO. The CIDO has experience overseeing and executing technology strategies and implementations in complex, global organizations. The CIDO has been in this role for the Company since June 2020 and has experience leading technology strategy in the consumer packaged goods, manufacturing and retail industries.
The Company has established the Clorox Information Security Executive Committee (CISEC) which oversees the information security strategy, policies and practices of the Company. The CISEC supports the Company’s objective of maintaining a strong cybersecurity posture and culture by overseeing alignment between the Company’s cybersecurity objectives and business goals, risk exposure, and compliance requirements. The CISEC is chaired by the CISIO and includes in its membership the CIDO and Chief Legal and External Affairs Officer, who are both members of the Clorox Executive Committee, as well as the Chief Accounting Officer and Controller and the Vice President, Internal Audit, among other management. The CISIO also provides periodic reports to the Clorox Executive Committee and to the Audit Committee. These reports may include updates on critical information security and cybersecurity risks and the threat landscape; cybersecurity improvement initiatives, the internal control environment, ongoing internal audit activities; and, if relevant, the status of actions taken with respect to significant cybersecurity incidents.
Board of Directors
The Board, through the Audit Committee, is responsible for the oversight of the Company’s compliance with legal and regulatory requirements relating to data privacy, cybersecurity and IT risks and its framework and guidelines with respect to risk assessment and risk management. The Audit Committee receives quarterly updates on the topics set forth above from the CISIO, CIDO, and Chief Legal and External Affairs Officer.
The Board retains responsibility for the overall process of assessing and managing major risks facing the Company and receives updates regarding information security and cybersecurity risks as part of its oversight of ERM. The CIDO and Chief Legal and External Affairs Officer provide quarterly updates to the Board on topics that may include information security and cybersecurity matters. The Board may also be notified and engaged as part of the Company's cybersecurity incident response plans, depending on the severity of the impact of an incident. The Board and Audit Committee include directors with knowledge, skills and experience in data security, privacy, IT governance, and management of cyber risks.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages, year first elected and current titles of each of the executive officers of the Company as of August 8, 2025, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Linda Rendle	47	2016	Chair and Chief Executive Officer
Nina Barton	51	2024	Executive Vice President – Group President - Care and Connection
Luc Bellet	47	2025	Executive Vice President – Chief Financial Officer
Stacey Grier	62	2019	Executive Vice President – Executive Chief of Staff
Angela Hilt	53	2020	Executive Vice President – Chief Legal and External Affairs Officer and Corporate Secretary
Chris Hyder	50	2021	Executive Vice President – Group President - Health and Hygiene
Kirsten Marriner	52	2016	Executive Vice President – Chief Administrative Officer
Eric Reynolds	55	2015	Executive Vice President – Chief Operating and Strategy Officer
Chau Banks	56	2020	Senior Vice President – Chief Information and Data Officer
Shanique Bonelli-Moore	45	2022	Vice President – Chief Diversity and Social Impact Officer
Gina Kelly	62	2024	Senior Vice President – Chief Customer Officer
Pascal Montilus	61	2025	Senior Vice President – Chief Supply Chain Officer
Eric Schwartz	53	2022	Senior Vice President – Chief Marketing Officer
There is no family relationship between any of the above-named persons, or between any of such persons and any of the directors of the Company. See Item 10 of Part III of this Report for additional information.
Linda Rendle is the chair and chief executive officer for the Company, a position she has held since September 2020, having taken on the role of chair in January 2024. Prior to this role, she served as the president of the Company from May 2020 to September 2020. She served as executive vice president – cleaning, international, strategy and operations from July 2019 to May 2020. From January 2019 to July 2019, she served as executive vice president – strategy and operations. From June 2018 to January 2019, she served as executive vice president – cleaning and strategy. She served as senior vice president – general manager, cleaning division of the Company, from August 2016 to June 2018, having taken on responsibility for the professional products division in April 2017. She served as vice president – general manager, home care from October 2014 to August 2016. From April 2012 to October 2014, she served as vice president – sales, cleaning division. From August 2011 to April 2012, she served as director of sales planning – litter, food & charcoal. From January 2010 to August 2011, she served as director of sales – supply chain. Ms. Rendle joined the Company in 2003.
Nina Barton is the executive vice president and group president – care & connection for the Company, a position she has held since July 2024. Prior to joining Clorox, she was the chief executive officer of Vytalogy Wellness LLC (including its predecessor companies Jarrow Formulas Inc. and Natrol LLC) from July 2021 to November 2023, and senior advisor from November 2023 to July 2024. Previously, she was strategic advisor at The Kraft Heinz Company from November 2020 through May 2021; global chief growth officer from September 2019 through November 2020; zone president of Canada and president of digital growth from January 2019 to September 2019; and president, global digital and online growth from October 2017 to September 2019. From July 2015 to October 2017, she served as senior vice president of marketing, innovation and research & development for the U.S. business at The Kraft Heinz Company. From July 2013 through July 2015, she served as vice president, marketing at Kraft Foods Group, Inc., and senior marketing director from February 2011 through July 2013. Earlier in her career, she held a variety of marketing and leadership positions in the consumer products industry, including at Johnson & Johnson, L’Oréal and Procter & Gamble.
Luc Bellet is the executive vice president – chief financial officer for the Company, a position he has held since April 2025. Prior to this role, he served as vice president - treasurer from October 2023 to March 2025. He served as vice president – financial planning & analysis from April 2018 to October 2023. Mr. Bellet joined the Company in 2006 and has held a number of senior leadership roles in the Company’s financial organization over the years, including in internal audit, global product supply, and various business units.
Stacey Grier is the executive vice president – executive chief of staff for the Company, a position she has held since January 2024. Prior to this role, she served as executive vice president – chief growth and strategy officer from March 2022 to January 2024. From January 2019 to March 2022, she served as senior vice president – chief marketing officer, having taken on additional responsibility for enterprise strategy since September 2020. Prior to this role, she served as vice president - brand engagement and enhanced wellness marketing from October 2018 to January 2019. She served as vice president - brand and marketing strategy from October 2016 through October 2018. Prior to joining the Company, she served as chief strategic officer at DDB Worldwide from April 1996 to June 2016. Ms. Grier joined the Company in 2016.
Angela Hilt is the executive vice president – chief legal and external affairs officer and corporate secretary for the Company, a position she has held since October 2022, having taken on the roles as external affairs officer in April 2025 and corporate secretary in August 2024. Prior to this role, she served as senior vice president – chief legal officer since December 2020. She served as vice president – corporate secretary and deputy general counsel from September 2018 to December 2020, and vice president – corporate secretary and associate general counsel from October 2008 to September 2018. She served as senior corporate counsel from December 2005 to October 2008. Ms. Hilt joined the Company in 2005.
Chris Hyder is the executive vice president and group president – health and hygiene for the Company, a position he has held since October 2022, having taken on the role as executive vice president in May 2024. Prior to this role he served as senior vice president - general manager, cleaning and professional products since September 2021. Previously, he was vice president – general manager, cleaning division since July 2019 and vice president – general manager, homecare from September 2018 to July 2019. From January 2016 through September 2018, he was vice president of marketing – cleaning and general manager – laundry. Mr. Hyder joined the Company in 2003 and subsequently held positions of increasing responsibility.
Kirsten Marriner is the executive vice president – chief administrative officer for the Company, a position she has held since April 2025. Prior to this role, she served as executive vice president - chief people officer from January 2019 and assumed the additional role of corporate affairs officer in December 2020. She served as senior vice president – chief people officer from March 2016 to January 2019. Prior to joining the Company, she served as senior vice president and chief human resources officer at Omnicare, from March 2013 to August 2015. She served in various leadership roles, including as senior vice president, director of talent management and development at Fifth Third Bank, from October 2004 to March 2013. Ms. Marriner joined the Company in 2016.
Eric Reynolds is the executive vice president – chief operating and strategy officer for the Company, a position he has held since September 2020, having taken on additional responsibility for enterprise strategy in January 2024. Prior to this role, he served as executive vice president - household and lifestyle of the Company from July 2019 to September 2020. He served as executive vice president – cleaning and Burt’s Bees from January 2019 to July 2019. From January 2015 to January 2019, he served as senior vice president – chief marketing officer. He served as vice president – general manager, Europe, Middle East, Africa and Asia from May 2012 to January 2015. From May 2011 to April 2012, he was director, international business development. From June 2008 to April 2011, he was general manager, Caribbean. Mr. Reynolds joined the Company in 1998.
Chau Banks is the senior vice president – chief information and data officer for the Company, a position she has held since June 2020, having taken on responsibility for enterprise analytics since September 2020. Prior to this role, she served as chief technology and digital officer at Revlon Consumer Products Company from January 2018 to June 2020. From September 2013 to November 2017, she was EVP, CIO and channel integration at New York & Company, Inc. (now RetailWinds Inc.). She has held leadership positions at leading global retailers including COACH, Abercrombie & Fitch and LBrands. She previously served as a management consultant at Capgemini and Ernst & Young. She also previously held positions at Energizer and Kimberly-Clark. Ms. Banks joined the Company in 2020.
Shanique Bonelli-Moore is the vice president – chief diversity and social impact officer for the Company, a position she has held since July 2022. Prior to joining Clorox, she was executive director of inclusion at United Talent Agency from January 2019 to June 2022, and director of corporate communications from April 2018 to December 2018. From November 2016 to April 2018, she was senior director of global internal communications and diversity & inclusion lead at BuzzFeed Entertainment. Earlier in her career, she held positions at leading companies including Anheuser-Busch InBev, NBCUniversal and GE where she focused on corporate communication, diversity, inclusion and belonging.
Gina Kelly is the senior vice president – chief customer officer for the Company, a position she has held since June 2024. Prior to this role, she served as vice president – general manager, Walmart and leading-edge retailers from January 2022 to June 2024. She served as vice president – ecommerce and strategic accounts from July 2019 to January 2022. Ms. Kelly joined the Company in 1988 and subsequently held positions of increasing responsibility over the years, including vice president of sales – business development, acting vice president – grocery, natural and pet, senior director - Kroger and the natural channel.
Pascal Montilus is the senior vice president and chief supply chain officer for the Company, a position he has held since January 2025. Prior to joining Clorox, he was an executive vice president – global end to end supply chain at Reckitt from January 2024 to January 2025 and senior vice president – global end to end supply hygiene from January 2021 to January 2024. Previously, he was vice president – North America, end to end supply chain at Colgate-Palmolive from January 2018 to January

2021 and prior to that, held positions of increasing responsibility in supply chain and customer service and logistics at Colgate-Palmolive.
Eric Schwartz is the senior vice president and chief marketing officer for the Company, a position he has held since March 2022. Previously, he was senior vice president and general manager – specialty, from July 2019 to March 2022. Prior to joining Clorox, he was chief marketing officer and general manager at Tyson Foods, poultry segment, from January 2017 to February 2019. Earlier in his career, he held positions of increasing responsibility at Tyson Foods, Hillshire Brands and Henkel. Mr. Schwartz rejoined the Company in 2019 after serving as brand manager at the Company from 2000 to 2004.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is listed on the New York Stock Exchange. The ticker symbol is CLX.
Holders
The number of record holders of the Company’s common stock as of July 23, 2025, was 7,960 based on information provided by the Company’s transfer agent.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2025.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2025	—	$—	—	$993 million
May 1 to 31, 2025	430,025	133.30	430,025	$993 million
June 1 to 30, 2025	135,353	130.59	135,353	$993 million
	565,378	$132.65	565,378

(1)All of the shares purchased in May and June 2025 were acquired pursuant to the Company’s Evergreen Program.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9.A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President – Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Executive Vice President – Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Executive Vice President – Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.
Change in Internal Control Over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company is in the process of implementing a new enterprise resource planning (ERP) system along with a suite of other digital technologies. In the first quarter of fiscal year 2025, the Company began implementation of the new ERP system. As this phased implementation occurs during fiscal years 2025 and 2026, the Company will change its processes and procedures which, in turn, could result in changes to its internal control over financial reporting. As such changes occur, the Company will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
ITEM 9.B. OTHER INFORMATION
Rule 10b5-1 trading plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b51(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
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
    Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42).
    Consolidated Statements of Earnings for the fiscal years ended June 30, 2025, 2024 and 2023.
    Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2025, 2024 and 2023.
    Consolidated Balance Sheets as of June 30, 2025 and 2024.
    Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2025, 2024 and 2023.
    Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2025, 2024 and 2023.
    Notes to Consolidated Financial Statements.
(b)Exhibits:
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-K	001-07151	3.1	August 14, 2018
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	May 23, 2025
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.2	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.3	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	December 9, 2014
4.4	Sixth Supplemental Indenture, dated as of September 28, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 28, 2017
4.5	Seventh Supplemental Indenture, dated as of May 9, 2018, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 9, 2018
4.6	Eighth Supplemental Indenture, dated as of May 8, 2020, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 8, 2020
4.7	Indenture dated as of May 11, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	001-07151	4.1	May 11, 2022
4.8	Form of 4.400% Senior Note due 2029	8-K	001-07151	4.3	May 11, 2022
4.9	Form of 4.600% Senior Note due 2032	8-K	001-07151	4.4	May 11, 2022
4.10	Description of Capital Stock of The Clorox Company	10-K	001-07151	4.10	August 14, 2019
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 20, 2023.	10-Q	001-07151	10.1	November 1, 2023
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 17, 2021.	DEF 14A	001-07151	App. A	October 6, 2021
10.6*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2024.	10-Q	001-07151	10.1	October 30, 2024
10.7*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2023.	10-Q	001-07151	10.2	February 1, 2024
10.8*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2022.	10-Q	001-07151	10.2	November 1, 2022
10.9*	Form of Nonqualified Stock Option Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2024.	10-Q	001-07151	10.2	October 30, 2024
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2023.	10-Q	001-07151	10.3	February 1, 2024
10.11*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2022.	10-Q	001-07151	10.1	November 1, 2022
10.12*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2021.	10-Q	001-07151	10.3	November 1, 2021
10.13*	Form of Restricted Stock Unit Award under the Company's 2005 Stock Incentive Plan (Annual Grant) for awards made in 2024.	10-Q	001-07151	10.3	October 30, 2024
10.14*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Annual Grant) for awards made in 2023.	10-Q	001-07151	10.4	February 1, 2024
10.15*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant). for awards made in 2022.	10-Q	001-07151	10.3	November 1, 2022
10.16*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant). for awards made in 2021	10-Q	001-07151	10.5	November 1, 2021
10.17*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Off-Cycle Grant).	10-Q	001-07151	10.5	February 1, 2024
10.18*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008
10.19*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.20*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.21*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.22*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.23*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24*	Amendment No. 3 to The Clorox Company Supplemental Executive Retirement Plan, effective as of March 28, 2018.	10-Q	001-07151	10.1	May 2, 2018
10.25*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.26*	Third Amended and Restated Executive Change in Control Severance Plan, effective November 17, 2021.	8-K	001-07151	10.2	November 17, 2021
10.27*	Severance Plan for Clorox Executive Committee Members, fourth amended and restated effective November 17, 2021.	8-K	001-07151	10.3	November 17, 2021
10.28*	The Clorox Company Second Amended and Restated Executive Retirement Plan, effective May 20, 2024.	10-K	001-07151	10.28	August 8, 2024
10.29*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.30*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.31*	The Clorox Company Director Equity Award Policy, effective as of November 15, 2017.	10-K	001-07151	10.26	August 14, 2018
10.32*	The Clorox Company Excess Long-Term Disability Plan, as amended and restated effective January 1, 2005
10.33	Credit Agreement dated as of March 25, 2022, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.1	March 28, 2022
10.34	Credit Agreement, dated as of March 25, 2025, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.1	March 28, 2025
10.35	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016
10.36	Amendment No. 1 to the Amended and Restated Joint Venture Agreement, dated as of October 15, 2010, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 2, 2018
10.37	First Extension and Amendment of the Amended and Restated Joint Venture Agreement, dated as of December 20, 2017, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.1	February 2, 2018
10.38	Acknowledgement Letter to the Amended and Restated Joint Venture Agreement, dated as of October 7, 2020, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 4, 2021
19	The Clorox Company Insider Trading Policy, effective May 20, 2024.	10-K	001-07151	19	August 8, 2024
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	The Clorox Company Policy Regarding Clawback of Incentive Compensation, amended and restated, effective October 2, 2023.	10-K	001-07151	97	August 8, 2024
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

THE CLOROX COMPANY

Date: August 8, 2025	By:	/s/ Linda Rendle
Linda Rendle
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Boswell	Director	August 8, 2025
G. Boswell
/s/ S. B. Bratspies	Director	August 8, 2025
S. B. Bratspies
/s/ P. R. Breber	Director	August 8, 2025
P. R. Breber
/s/ J. Denman	Director	August 8, 2025
J. Denman
/s/ S. C. Fleischer	Director	August 8, 2025
S. C. Fleischer
/s/ E. Lee	Director	August 8, 2025
E. Lee
/s/ A. D. D. Mackay	Director	August 8, 2025
A. D. D. Mackay
/s/ S. Plaines	Director	August 8, 2025
S. Plaines
/s/ M. J. Shattock	Director	August 8, 2025
M. J. Shattock
/s/ R. J. Weiner	Director	August 8, 2025
R. J. Weiner
/s/ C. J. Williams	Director	August 8, 2025
C. J. Williams
/s/ L. Rendle	Chair and Chief Executive Officer (Principal Executive Officer)	August 8, 2025
L. Rendle
/s/ L. Bellet	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	August 8, 2025
L. Bellet
/s/ L. Peck	Vice President – Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 8, 2025
L. Peck