Form 10-Q
period 2025-09-30
CLOROX CO /DE/
filed 2025-11-03
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025.
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

As of October 20, 2025, there were 121,980,379 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars in millions, except per share data)

	Three months ended
	9/30/2025	9/30/2024
Net sales	$1,429	$1,762
Cost of products sold	833	955
Gross profit	596	807
Selling and administrative expenses	277	281
Advertising costs	166	201
Research and development costs	28	31
Loss on divestiture	—	118
Interest expense	23	21
Other (income) expense, net	(5)	(22)
Earnings before income taxes	107	177
Income tax expense	25	74
Net earnings	82	103
Less: Net earnings attributable to noncontrolling interests	2	4
Net earnings attributable to Clorox	$80	$99
Net earnings per share attributable to Clorox
Basic net earnings per share	$0.65	$0.80
Diluted net earnings per share	$0.65	$0.80
Weighted average shares outstanding (in thousands)
Basic	122,629	123,795
Diluted	123,018	124,677

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three months ended
	9/30/2025	9/30/2024
Net earnings	$82	$103
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	14
Net unrealized gains (losses) on derivatives	(4)	(6)
Total other comprehensive (loss) income, net of tax	(8)	8
Comprehensive income	74	111
Less: Total comprehensive income attributable to noncontrolling interests	2	4
Total comprehensive income attributable to Clorox	$72	$107

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	9/30/2025	6/30/2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$166	$167
Receivables, net	703	821
Inventories, net	577	523
Prepaid expenses and other current assets	249	97
Total current assets	1,695	1,608
Property, plant and equipment, net of accumulated depreciation and amortization of $2,955 and $2,911, respectively	1,251	1,267
Operating lease right-of-use assets	318	333
Goodwill	1,227	1,229
Trademarks, net	502	502
Other intangible assets, net	59	64
Other assets	476	558
Total assets	$5,528	$5,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$218	$4
Current operating lease liabilities	89	87
Accounts payable and accrued liabilities	1,927	1,828
Total current liabilities	2,234	1,919
Long-term debt	2,485	2,484
Long-term operating lease liabilities	286	305
Other liabilities	365	351
Deferred income taxes	20	20
Total liabilities	5,390	5,079
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of September 30, 2025 and June 30, 2025; and 121,775,608 and 122,694,263 shares outstanding as of September 30, 2025 and June 30, 2025, respectively	131	131
Additional paid-in capital	1,326	1,319
Retained earnings	200	432
Treasury stock, at cost: 8,965,853 and 8,047,198 shares as of September 30, 2025 and June 30, 2025, respectively	(1,514)	(1,404)
Accumulated other comprehensive net (loss) income	(165)	(157)
Total Clorox stockholders’ (deficit) equity	(22)	321
Noncontrolling interests	160	161
Total stockholders’ equity	138	482
Total liabilities and stockholders’ equity	$5,528	$5,561

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three months ended
	9/30/2025	9/30/2024
Operating activities:
Net earnings	$82	$103
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	56	54
Stock-based compensation	10	13
Deferred income taxes	84	(1)
Loss on divestiture	—	112
Other	(12)	(5)
Changes in:
Receivables, net	118	84
Inventories, net	(55)	(6)
Prepaid expenses and other current assets	(41)	(38)
Accounts payable and accrued liabilities	(40)	(137)
Operating lease right-of-use assets and liabilities, net	(2)	—
Income taxes payable / prepaid	(107)	42
Net cash provided by operations	93	221
Investing activities:
Capital expenditures	(36)	(39)
Proceeds from divestiture, net of cash divested	—	128
Other	2	—
Net cash (used for) provided by investing activities	(34)	89
Financing activities:
Notes and loans payable, net	214	—
Treasury stock purchased	(129)	(107)
Cash dividends paid to Clorox stockholders	(151)	(151)
Issuance of common stock for employee stock plans and other	7	21
Net cash used for financing activities	(59)	(237)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	(1)	75
Cash, cash equivalents and restricted cash:
Beginning of period	170	207
End of period	$169	$282

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2025 and 2024, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. Percentage and basis point calculations are based on rounded numbers, except for per share data and the effective tax rate.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2025, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)”, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. The ASU is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” These amendments primarily require enhanced quantitative and qualitative disclosures in the notes to the financial statements for specific expense categories underlying the expenses presented on the income statement. These amendments are to be applied prospectively to financial statements issued after the effective date or retrospectively to any or all periods presented in the financial statements. Early adoption is permitted. The standard will be effective for annual periods beginning after December 15, 2026, and subsequent interim periods. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s disclosures.
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss on an annual and interim basis. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. These amendments are to be applied retrospectively for all periods presented in the financial statements and are effective for the annual period beginning July 1, 2024 and interim periods beginning July 1, 2025. The Company adopted the annual requirement for fiscal year 2025 and interim requirements in the first quarter of fiscal year 2026.

NOTE 2. VENTURE AGREEMENT
The Company has an agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business. In connection with this agreement, P&G provides research and development (R&D) support to the Glad business. As of both September 30, 2025 and June 30, 2025, P&G had a 20% interest in the venture. The Company pays a royalty to P&G for its interest in the profits, losses and cash flows, as contractually defined, of the Glad business, which is included in Cost of products sold.
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
Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of September 30, 2025 and June 30, 2025, the estimated fair value of P&G’s interest in the venture was $476, of which $488 and $501, respectively, was recognized and reflected in Accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheet.

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
NOTE 3. DIVESTITURE
Divestiture of Better Health Vitamins, Minerals and Supplements (VMS) Business
On September 10, 2024, the Company completed the divestiture of its Better Health VMS business. As a result of the transaction, the Company recorded an after tax loss of $118 during the first quarter of fiscal year 2025. Net sales of the Better Health VMS business for the three months ended September 30, 2024 was $38. Refer to notes to the condensed consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for further information related to the Better Health VMS business divestiture.
NOTE 4. INVENTORIES, NET
Inventories, net consisted of the following as of:

	9/30/2025	6/30/2025
Finished goods	$500	$447
Raw materials and packaging	149	141
Work in process	18	15
LIFO allowances	(90)	(80)
Total inventories, net	$577	$523
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
All outstanding amounts related to suppliers participating in the SCF program are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities

NOTE 5. SUPPLY CHAIN FINANCING PROGRAM (Continued)
within the condensed consolidated statements of cash flows. As of September 30, 2025 and June 30, 2025, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $179 and $236, respectively.
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
The notional amounts of outstanding commodity derivatives, which related primarily to exposures in soybean oil used for the food business and jet fuel used for the grilling business, were $25 and $36 as of September 30, 2025 and June 30, 2025, respectively.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $57 and $67 as of September 30, 2025 and June 30, 2025, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of both September 30, 2025 and June 30, 2025.
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

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended
	9/30/2025	9/30/2024
Commodity purchase derivative contracts	$—	$(3)
Foreign exchange derivative contracts	—	(1)
Total	$—	$(4)

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended
		9/30/2025	9/30/2024
Commodity purchase derivative contracts	Cost of products sold	$2	$(1)
Foreign exchange derivative contracts	Cost of products sold	(1)	—
Interest rate derivative contracts	Interest expense	3	3
Total		$4	$2
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of September 30, 2025 that is expected to be reclassified into Net earnings within the next twelve months is $14.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $0 and $2 contained such terms as of September 30, 2025 and June 30, 2025, respectively. As of both September 30, 2025 and June 30, 2025, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both September 30, 2025 and June 30, 2025, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both September 30, 2025 and June 30, 2025, the Company maintained cash margin balances related to exchange traded futures and options contracts of $1 and $2, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of both September 30, 2025 and June 30, 2025, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			9/30/2025		6/30/2025
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Prepaid expenses and other current assets	1	$1	$1	$3	$3
Commodity purchase futures contracts	Other assets	1	—	—	1	1
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	—	—
			$2	$2	$4	$4
Liabilities
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	$—	$—	$1	$1
Foreign exchange forward contracts	Accounts payable and accrued liabilities	2	1	1	1	1
			$1	$1	$2	$2

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			9/30/2025		6/30/2025
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$51	$51	$54	$54
Time deposits	Cash and cash equivalents (1)	2	14	14	10	10
Trust assets for nonqualified deferred compensation plans	Other assets	1	184	184	169	169
			$249	$249	$233	$233
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$218	$218	$4	$4
Long-term debt	Long-term debt (3)	2	2,485	2,452	2,484	2,431
			$2,703	$2,670	$2,488	$2,435
(1)Cash and cash equivalents are composed of time deposits and other interest-bearing investments, including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(2)Notes and loans payable are composed of outstanding U.S. commercial paper balances and/or amounts drawn on the Company’s credit agreements, all of which are recorded at cost, which approximates fair value. The weighted average effective interest rate on U.S. commercial paper balances as of September 30, 2025 and June 30, 2025 was 4.31% and 4.61%, respectively.
(3)Long-term debt is recorded at cost. The fair value of Long-term debt was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.
NOTE 7. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 23.4% and 41.8% for the three months ended September 30, 2025 and 2024, respectively. The higher tax rate in the prior period as compared to the current period was primarily driven by the nondeductibility of the loss on the divestiture of the Better Health VMS business in the prior period.
The One Big Beautiful Bill Act (OBBBA) was enacted in the United States on July 4, 2025. This legislation includes provisions that allow accelerated tax deductions for acquisitions of qualified property and for research expenses. It also modifies the U.S. taxation of certain earnings associated with international business. The Company assessed the provisions of the OBBBA and determined the corporate tax changes did not have a material impact on the effective tax rate in future periods. The OBBBA’s provisions for accelerated tax deductions will change the timing of cash tax payments in the current fiscal year and future periods.
NOTE 8. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended
	9/30/2025	9/30/2024
Basic	122,629	123,795
Dilutive effect of stock options and other	389	882
Diluted	123,018	124,677

Antidilutive stock options and other	3,355	2,937
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 9. OTHER (INCOME) EXPENSE, NET
The major components of Other (income) expense, net were:

	Three months ended
	9/30/2025	9/30/2024
Amortization of trademarks and other intangible assets	$5	$6
Trust investment (gains), net	(9)	(9)
Net periodic benefit cost	1	1
Foreign exchange transaction losses, net	1	1
Income from equity investees	(1)	(2)
Interest income	(2)	(3)
Cyberattack insurance recoveries (1)	—	(9)
Other	—	(7)
Total	$(5)	$(22)
(1)On August 14, 2023, the Company experienced a cyberattack which resulted in wide-scale disruptions to the Company’s business operations. In the three months ended September 30, 2024, the Company recorded insurance recoveries of $(10), of which $(1) was recorded in Costs of products sold and the remainder was recorded in Other (income) expense, net. Business interruption and other insurance recoveries that do not correspond directly to previously incurred expenses are recognized in Other (income) expense, net. Refer to notes to the condensed consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for further information related to the August 2023 Cyberattack.
NOTE 10. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended September 30
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2024	$131	130,741	$1,288	$250	$(1,186)	(6,540)	$(155)	$164	$492
Net earnings	—	—	—	99	—	—	—	4	103
Other comprehensive income (loss)	—	—	—	—	—	—	8	—	8
Dividends to Clorox stockholders ($2.44 per share declared)	—	—	—	(305)	—	—	—	—	(305)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	13	—	—	—	—	—	13
Other employee stock plan activities	—	—	(4)	(13)	41	261	—	—	24
Treasury stock purchased	—	—	—	—	(107)	(789)	—	—	(107)
Balance as of September 30, 2024	$131	130,741	$1,297	$31	$(1,252)	(7,068)	$(147)	$164	$224

Balance as of June 30, 2025	$131	130,741	$1,319	$432	$(1,404)	(8,047)	$(157)	$161	$482
Net earnings	—	—	—	80	—	—	—	2	82
Other comprehensive (loss) income	—	—	—	—	—	—	(8)	—	(8)
Dividends to Clorox stockholders ($2.48 per share declared)	—	—	—	(306)	—	—	—	—	(306)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	10	—	—	—	—	—	10
Other employee stock plan activities	—	—	(3)	(6)	19	129	—	—	10
Treasury stock purchased	—	—	—	—	(129)	(1,048)	—	—	(129)
Balance as of September 30, 2025	$131	130,741	$1,326	$200	$(1,514)	(8,966)	$(165)	$160	$138

NOTE 10. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended September 30
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2024	$(239)	$85	$(1)	$(155)
Other comprehensive (loss) income before reclassifications	14	(4)	—	10
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(2)	—	(2)
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive (loss) income	14	(6)	—	8
Balance as of September 30, 2024	$(225)	$79	$(1)	$(147)

Balance as of June 30, 2025	$(233)	$77	$(1)	$(157)
Other comprehensive (loss) income before reclassifications	(4)	—	—	(4)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(4)	—	(4)
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive (loss) income	(4)	(4)	—	(8)
Balance as of September 30, 2025	$(237)	$73	$(1)	$(165)
NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $27 as of both September 30, 2025 and June 30, 2025 for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 of the recorded liability as of both September 30, 2025 and June 30, 2025, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing groundwater at the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study related to groundwater. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators. In January 2023, the regulators issued a new order directing the Company and the current property owner to conduct a Remedial Investigation and then prepare a Feasibility Study to evaluate and remediate impacts to soil, groundwater, soil vapor and indoor air. While the Company believes its latest estimates of remediation costs (including any related to soil, groundwater, soil vapor and indoor air impacts) are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs in the aggregate of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability as of both September 30, 2025 and June 30, 2025. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.

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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both September 30, 2025 and June 30, 2025.
The Company was a party to letters of credit of $20 as of September 30, 2025, primarily related to its insurance carriers, of which $0 had been drawn upon.
NOTE 12. SEGMENT RESULTS
The Company operates through strategic business units (SBUs) which are organized into operating segments. Operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. Operating segments not aggregated into a reportable segment are reflected in Corporate and Other.
Corporate and Other includes certain non-allocated administrative and other costs and various other non-operating income and expenses, as well as the results of the Better Health VMS business through the date of divestiture. Assets in Corporate and Other include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, operating lease right-of-use assets, other long-term assets and deferred taxes. Corporate and Other includes the results and the Better Health VMS business, through the date of divestiture.
The principal measure of segment profitability used by the Chief Operating Decision Maker (CODM), identified as the Company's Chair and Chief Executive Officer, is segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT). Segment adjusted EBIT is defined as earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental charges and insurance recoveries related to the August 2023 cyberattack, asset impairments, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions / divestitures and other nonrecurring or unusual items impacting comparability).
The CODM uses this measure to assess the operating results and performance of its segments, monitor actual results as compared to plan, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment as it removes the impact of the items that management believes do not directly reflect the performance of each segment’s underlying operations.

NOTE 12. SEGMENT RESULTS (Continued)
Net sales by segment and a reconciliation to the Company’s consolidated net sales for the three months ended September 30:

	Net sales
	Three months ended
	9/30/2025	9/30/2024
Health and Wellness	$565	$698
Household	362	447
Lifestyle	245	320
International	253	259
Reportable segment total	$1,425	$1,724
Corporate and Other	4	38
Total	$1,429	$1,762
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Segment adjusted EBIT, including the significant segment expense provided to the CODM, and a reconciliation to earnings before income taxes for the three months ended September 30:

	Segment adjusted earnings (losses) before interest and income taxes
	Three months ended September 30, 2025
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$565	$362	$245	$253
Cost of products sold	291	246	126	165
Other segment items (1)	150	89	81	69
Segment adjusted EBIT	$124	$27	$38	$19	$208
Corporate and Other					(48)
Interest income					2
Interest expense					(23)
Digital capabilities and productivity enhancements investment (2)					(32)
Earnings before income taxes					$107
(1)Other segment items includes selling, general and administrative expenses, advertising costs, research and development costs and other income and expenses. The charges defined in segment adjusted EBIT above are excluded from other segment items and Corporate and Other.
(2)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.

NOTE 12. SEGMENT RESULTS (Continued)

	Segment adjusted earnings (losses) before interest and income taxes
	Three months ended September 30, 2024
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$698	$447	$320	$259
Cost of products sold	322	289	157	158
Other segment items (1)	141	98	97	66
Segment adjusted EBIT	$235	$60	$66	$35	$396
Corporate and Other					(64)
Interest income					3
Interest expense					(21)
Loss on divestiture (2)					(118)
Cyberattack costs, net of insurance recoveries (3)					10
Digital capabilities and productivity enhancements investment (4)					(29)
Earnings before income taxes					$177
(1)Other segment items includes selling, general and administrative expenses, advertising costs, research and development costs and other income and expenses. The charges defined in segment adjusted EBIT above are excluded from other segment items and Corporate and Other.
(2)Represents the loss on divestiture of the Better Health VMS business corresponding to Corporate and Other. See Note 3 for additional details related to the divestiture.
(3)Represents insurance recoveries related to the cyberattack corresponding to Corporate and Other. See Note 9 for further discussion.
(4)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.
Certain other segment disclosures were as follows:

	Health and Wellness	Household	Lifestyle	International	Corporate and Other	Total Company
Total assets
Balance as of 9/30/2025	$1,161	$1,060	$1,108	$1,318	$881	$5,528
Balance as of 6/30/2025	1,217	1,091	1,103	1,329	821	5,561
(Income) Loss from equity investees included in Other (income) expense, net

Three months ended 9/30/2025	—	—	—	(1)	—	(1)
Three months ended 9/30/2024	—	—	—	(2)	—	(2)
Capital expenditures
Three months ended 9/30/2025	7	17	7	3	2	36
Three months ended 9/30/2024	9	18	7	2	3	39
Depreciation and amortization
Three months ended 9/30/2025	14	21	7	10	4	56
Three months ended 9/30/2024	14	19	6	10	5	54
Significant noncash charges included in earnings before interest and income taxes:
Stock-based compensation
Three months ended 9/30/2025	4	3	2	1	—	10
Three months ended 9/30/2024	4	3	2	2	2	13

NOTE 12. SEGMENT RESULTS (Continued)
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, was 26% for both the three months ended September 30, 2025 and 2024, respectively.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended
	9/30/2025	9/30/2024
Cleaning	35%	34%
Professional Products	5	6
Health and Wellness	40%	40%
Bags and Wraps	11	11
Cat Litter	9	9
Grilling	5	5
Household	25%	25%
Food	9	10
Water Filtration	5	5
Natural Personal Care	3	3
Lifestyle	17%	18%
International	18%	15%
Corporate and Other	—%	2%
Total Company	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the condensed consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 8, 2025, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three month period ended September 30, 2025 (the current period) to the three month period ended September 30, 2024 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
EXECUTIVE OVERVIEW
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with approximately 7,600 employees worldwide. The Company has operations in approximately 25 countries or territories and sells its products in approximately 100 markets, primarily through mass retailers; grocery outlets; warehouse clubs; dollar stores; home hardware centers; drug, pet and military stores; third-party and owned e-commerce channels; and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including its namesake bleach, cleaning and disinfecting products, Pine-Sol® and Tilex® cleaners; Liquid-Plumr® clog removers; Poett® home care products; Glad® bags and wraps; Fresh Step® cat litter; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Brita® water-filtration products; and Burt’s Bees® natural personal care products. The Company also markets industry-leading products and technologies for professional customers, including those sold under the CloroxPro™ and Clorox Healthcare® brand names.
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
The Company operates through strategic business units (SBUs) which are organized into operating segments. Operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. Operating segments not aggregated into a reportable segment are reflected in Corporate and Other. The four reportable segments consist of the following:
•Health and Wellness consists of cleaning, disinfecting and professional products marketed and sold in the United States. Products within this segment include home care, cleaning and disinfecting products and laundry additives, primarily under the Clorox®, Clorox2®, Pine-Sol, Scentiva®, Tilex, Liquid-Plumr, and Formula 409® brands; professional cleaning and disinfecting products under the CloroxPro and Clorox Healthcare brands; and professional food service products under the Hidden Valley brand.
•Household consists of bags and wraps, cat litter and grilling products marketed and sold in the United States. Products within this segment include bags and wraps under the Glad brand; cat litter, primarily under the Fresh Step and Scoop Away® brands; and grilling products under the Kingsford brand.
•Lifestyle consists of food, water filtration and natural personal care products marketed and sold in the United States. Products within this segment include dressings, dips, seasonings and sauces, primarily under the Hidden Valley brand; water-filtration products under the Brita brand; and natural personal care products under the Burt’s Bees brand.
•International consists of products sold outside the United States. Products within this segment include laundry additives and home care products, primarily marketed under the Clorox, Poett, Pine-Sol and Clorinda brands; bags and wraps under the Glad brand; cat litter, primarily marketed under the Ever Clean® and Fresh Step brands and water-filtration products marketed under the Brita brand.

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended September 30, 2025, the Company continues to monitor macroeconomic conditions as a result of volatility in capital markets and developments in international trade policy. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
While inflationary headwinds have moderated, consumers continue to feel pressure as continued macroeconomic uncertainty impacts spending and prices remain elevated. United States trade policies continue to evolve, including new or increased tariffs on product imports from certain countries. These, and any future new or additional tariffs, as well as any associated retaliatory measures taken by other countries, may impact the macroeconomic environment, consumers, suppliers and the Company’s business. Though the Company has and will continue to take action to mitigate such impacts, the Company anticipates that the operating environment will remain volatile and challenging.
The impact of continued volatility in macroeconomic conditions and geopolitical instability, including ongoing conflicts in the Middle East and Ukraine, the potential for escalation in hostilities between the U.S. and Iran, and rising tensions between China and Taiwan, actual and potential shifts in U.S. and foreign trade, economic and other policies, have increased global macroeconomic and political uncertainty regarding the duration and resolution of the conflicts, the potential escalation of tensions and potential economic and global trade and supply chain disruptions. These factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.
The Company has not experienced significant disruptions in its operations during the first quarter of fiscal year 2026. However, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures.
The Company's transformation efforts continued into fiscal year 2026. The Company has begun transitioning core U.S. operations to the new enterprise resource planning system (ERP) as part of the continuing phased implementation of its technology transformation. As expected, the Company is in the stabilization phase and has experienced some sales timing impacts in the current and previous quarter. The Company remains on track to complete implementation this fiscal year. The total incremental transformational investment is expected to be approximately $580 million. The digital foundation provided by the Company’s new ERP supports its long-term financial goals through modernized capabilities that accelerate growth and deliver stronger efficiencies.
For the remainder of fiscal year 2026, the Company anticipates that the operating environment will remain volatile and challenging as consumers may face greater pressure as continued macroeconomic uncertainty impacts spending. The Company will continue to invest in its brands, capabilities and people to deliver consistent, profitable growth over time.
For further discussion, refer to Item 1.A, “Risk Factors” of this report and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended
	9/30/2025	9/30/2024	% Change
Net sales	$1,429	$1,762	(19)%

	Three months ended September 30, 2025
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/ Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	(19)%	(16)%	—%	—%	(3)%	(19)%	(16)%
Household	(19)	(18)	—	—	(1)	(19)	(18)
Lifestyle	(23)	(22)	—	—	(1)	(23)	(22)
International	(2)	(2)	—	—	—	(2)	(2)
Total Company (4)(5)	(19)%	(18)%	(2)%	—%	(1)%	(17)%	(15)%
(1)The divestiture impact is calculated as net sales from the Better Health VMS business after the sale date in the three month year-ago period.
(2)This represents the net impact on net sales growth / (decrease) from pricing actions, mix, trade promotion spending, mix from acquisitions and divestitures and other factors. In the three months ended September 30, 2025, the impact from divestiture mix was 1% for Total Company.
(3)Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(4)Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the three months ended September 30, 2025, the volume impact of divestitures was (3)% for Total Company.
(5)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
Net sales and volume in the current period decreased by 19% and 18%, respectively, driven by lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025.

	Three months ended
	9/30/2025	9/30/2024	% Change
Gross profit	$596	$807	(26)%
Gross margin	41.7%	45.8%
Gross margin decreased by 410 basis points in the current period from 45.8% to 41.7%. The decrease was primarily driven by lower volume and higher manufacturing and logistics costs, partially offset by cost savings.
Expenses

	Three months ended
				% of Net Sales
	9/30/2025	9/30/2024	% Change	9/30/2025	9/30/2024
Selling and administrative expenses	$277	$281	(1)%	19.4%	15.9%
Advertising costs	166	201	(17)	11.6	11.4
Research and development costs	28	31	(10)	2.0	1.8
Selling and administrative expenses, as a percentage of net sales, increased by 350 basis points, while dollars were essentially flat in the current period versus the prior period. The increase in selling and administrative expenses as a percentage of net sales was primarily due to lower net sales in the current period related to the ERP transition.

RESULTS OF OPERATIONS (Continued)
Advertising costs, as a percentage of net sales, increased by 20 basis points in the current period versus the prior period, while dollars decreased. The increase in advertising costs as a percentage of net sales was primarily due to lower net sales in the current period related to the ERP transition. The Company continues to support its brands. The Company’s U.S. retail advertising investments as a percentage of net sales increased from 12% to 13% versus the prior period.
Research and development costs, as a percentage of net sales, increased by 20 basis points in the current period as compared to the prior period, while dollars were essentially flat. The increase in research and development costs as a percentage of net sales was primarily due to lower net sales in the current period related to the ERP transition. The Company continues to invest in product innovation and cost savings.
Loss on divestiture, interest expense, other (income) expense, net and the effective tax rate on earnings

	Three months ended
	9/30/2025	9/30/2024
Loss on divestiture	$—	$118
Interest expense	23	21
Other (income) expense, net	(5)	(22)
Effective tax rate on earnings	23.4%	41.8%
Loss on divestiture of $118 in the prior period reflected the loss on the divestiture of the Better Health VMS business. See notes to condensed consolidated financial statements for further information.
Other (income) expense, net was ($5) and ($22) in the current and prior periods, respectively. The variance between the current and prior periods was primarily due to lapping the benefit of insurance recoveries mainly related to the cyberattack in fiscal year 2024.
The effective tax rate on earnings was 23.4% and 41.8% for the current and prior periods, respectively.The higher tax rate in the prior period as compared to the current period was primarily driven by the nondeductibility of the loss on the divestiture of the Better Health VMS business in the prior period.
Diluted net earnings per share

	Three months ended
	9/30/2025	9/30/2024	% Change
Diluted net earnings per share	$0.65	$0.80	(19)%
Diluted net earnings per share (EPS) decreased by $0.15, or 19%, in the current period, primarily due to lower net sales in the current period, partially offset by the loss relating to the divestiture of the Better Health VMS business in the prior period.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other. See notes to condensed consolidated financial statements for further discussion of the principal measure of segment profitability used by management, segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT):

	Net sales
	Three months ended
	9/30/2025	9/30/2024
Health and Wellness	$565	$698
Household	362	447
Lifestyle	245	320
International	253	259
Reportable segment total	$1,425	$1,724
Corporate and Other	4	38
Total	$1,429	$1,762

	Segment adjusted EBIT (1)
	Three months ended
	9/30/2025	9/30/2024
Health and Wellness	$124	$235
Household	27	60
Lifestyle	38	66
International	19	35
Reportable segment total	$208	$396
Corporate and Other	(48)	(64)
Total	$160	$332
Interest income	2	3
Interest expense	(23)	(21)
Loss on divestiture	—	(118)
Cyberattack costs, net of insurance recoveries	—	10
Digital capabilities and productivity enhancements investment	(32)	(29)
Earnings before income taxes	$107	$177
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings before income taxes, the most directly comparable GAAP financial measure.

SEGMENT RESULTS (Continued)
Health and Wellness

	Three months ended
	9/30/2025	9/30/2024	% Change
Net sales	$565	$698	(19)%
Segment adjusted EBIT	124	235	(47)
Volume, net sales and segment adjusted EBIT decreased by 16%, 19% and 47%, respectively, during the current period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The variance between volume and net sales was primarily due to unfavorable price mix. The decrease in segment adjusted EBIT was primarily due to lower net sales and higher manufacturing and logistics costs.

Household

	Three months ended
	9/30/2025	9/30/2024	% Change
Net sales	$362	$447	(19)%
Segment adjusted EBIT	27	60	(55)
Volume, net sales and segment adjusted EBIT decreased by 18%, 19% and 55%, respectively, during the current period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The decrease in segment adjusted EBIT was mainly due to lower net sales.

Lifestyle

	Three months ended
	9/30/2025	9/30/2024	% Change
Net sales	$245	$320	(23)%
Segment adjusted EBIT	38	66	(42)

Volume, net sales and segment adjusted EBIT decreased by 22%, 23% and 42%, respectively, during the current period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The decrease in segment adjusted EBIT was primarily due to lower net sales, partially offset by lower advertising investments as compared to the prior period.

International

	Three months ended
	9/30/2025	9/30/2024	% Change
Net sales	$253	$259	(2)%
Segment adjusted EBIT	19	35	(46)
Both volume and net sales decreased by 2%, and segment adjusted EBIT decreased by 46% during the current period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The decrease in segment adjusted EBIT was primarily due to higher manufacturing and logistics costs.

SEGMENT RESULTS (Continued)
Corporate and Other
Corporate and Other includes certain non-allocated administrative and other costs, various other non-operating income and expenses, as well as the results of the Better Health VMS business, through the date of divestiture.

	Three months ended
	9/30/2025	9/30/2024	% Change
Net Sales	$4	$38	(89)%
Segment adjusted EBIT	(48)	(64)	25
Net sales decreased by 89% in the current three month period due to the divestiture of the Better Health VMS business in the first quarter of fiscal year 2025.
Segment adjusted EBIT increased by 25% in the current three month period. The increase in segment adjusted EBIT in the current three month period was primarily due to reductions in employee related expenses primarily due to lower employee incentive compensation and lower Better Health VMS operating expenses in the current period due to the divestiture.
In the first quarter of fiscal year 2025, the Company completed the divestiture of its Better Health VMS business. See notes to condensed consolidated financial statements for further information.
FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of September 30, 2025. The following table summarizes cash activities:

	Three months ended
	9/30/2025	9/30/2024
Net cash provided by operations	$93	$221
Net cash (used for) provided by investing activities	(34)	89
Net cash used for financing activities	(59)	(237)
Operating Activities
Net cash provided by operations was $93 in the current three month period, compared with $221 in the prior three month period. The decrease was primarily driven by lower cash earnings partially offset by lower working capital in the current three month period (lower Accounts receivable and higher Accounts payable and accrued liabilities partially offset by higher Inventories). The lower cash earnings, lower Accounts receivable balance and higher inventories balance were primarily due to the lower shipments in the current three month period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The higher Accounts payable and accrued liabilities balance was due to the timing of payments.
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
Investing Activities
Net cash used for investing activities was $34 in the current three month period, compared with net cash proceeds of $89 in the prior three month period. The year-over-year change was mainly due to net proceeds from the sale of the Better Health VMS business in the prior three month period.

FINANCIAL POSITION AND LIQUIDITY (Continued)
Financing Activities
Net cash used for financing activities was $59 in the current three month period, compared with $237 in the prior three month period. The year-over-year change was mainly due to higher cash sourced from short term borrowings in the current three month period.
Capital Resources and Liquidity
As of September 30, 2025, current liabilities exceeded current assets by $539, primarily due to the Company's Glad venture agreement terminal obligation coming due for payment in January 2026. This balance is classified within Accounts payable and accrued liabilities as it is reasonably expected to be settled within one year. The venture agreement terminal obligation is expected to be repaid through the Company’s anticipated ability to generate positive cash flows from operations in the future, access to capital markets enabled by our strong short-term and long-term credit ratings and current borrowing availability.
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
Venture Agreement
The Company has an agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business. As of both September 30, 2025 and June 30, 2025, P&G had a 20% interest in the venture. This agreement is now scheduled to expire in January 2026 as the parties jointly did not opt to further extend the term of the agreement. Upon termination of the agreement, the Company is required to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures.
The Company performed a valuation of the Glad bags and wraps business in the third quarter of fiscal year 2025 in connection with an update of the Company’s financial projections. As of September 30, 2025 and June 30, 2025 the estimated fair value of P&G’s interest in the venture was $476, of which $488 and $501, respectively, was recognized and reflected in Accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheet. Changes in the judgments, assumptions and market factors used could result in significantly different estimates of fair value. The difference between the estimated fair value and the amount recognized, and any future changes in the fair value of P&G’s interest, is charged to Cost of products sold in accordance with the effective interest method over the remaining life of the agreement. Following termination, the Glad business will retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.
See notes to condensed consolidated financial statements for further information.
Credit Arrangements
As of September 30, 2025, the Company maintained a $1,200 revolving credit agreement that matures in March 2030 (the Credit Agreement). There were no borrowings under the Credit Agreement as of both September 30, 2025 and June 30, 2025, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar noncash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of September 30, 2025 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of September 30, 2025, the Company maintained $34 of foreign and other credit lines, of which $7 was outstanding.
Stock Repurchases and Dividend Payments
As of September 30, 2025, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three months ended September 30, 2025 and 2024, the Company repurchased 1,048 and 789 thousand shares of common stock at a cost of $129 and $107, respectively.

FINANCIAL POSITION AND LIQUIDITY (Continued)
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended
	9/30/2025	9/30/2024
Dividends per share declared	$2.48	$2.44
Total dividends paid	151	151
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
Adjusted earnings before interest and income taxes (adjusted EBIT) represents earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental costs and insurance recoveries related to the August 2023 cyberattack, asset impairments, charges related to the digital capabilities and productivity enhancements investment, significant losses/(gains) related to acquisitions / divestitures and other nonrecurring or unusual items impacting comparability). Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations. See below and notes to condensed consolidated financial statements for additional information on these costs.
The Company uses this measure to assess the operating results and performance of its segments, monitor actual results as compared to plan, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. Management believes that the presentation of adjusted EBIT is useful to investors to assess operating performance on a consistent basis by removing the impact of the items that management believes does not directly reflect the performance of each segment's underlying operations. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management. Adjusted EBIT margin is the ratio of adjusted EBIT to net sales.

	Reconciliation of earnings before income taxes to adjusted EBIT
	Three months ended
	9/30/2025	9/30/2024
Earnings before income taxes	$107	$177
Interest income	(2)	(3)
Interest expense	23	21
Loss on divestiture (1)	—	118
Cyberattack costs, net of insurance recoveries (2)	—	(10)
Digital capabilities and productivity enhancements investment (3)	32	29
Adjusted EBIT	$160	$332
(1)Represents the loss related to the divestiture of the Better Health VMS business.
(2)Represents incremental costs and insurance recoveries related to the cyberattack.
(3)Represents expenses related to the Company's digital capabilities and productivity enhancements investment.

NON-GAAP FINANCIAL MEASURES (Continued)
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
Of the total investment, approximately 75% is expected to represent incremental operating costs primarily recorded within selling and administrative expenses to be adjusted from reported earnings before income taxes for purposes of disclosing adjusted EBIT through fiscal year 2026. About 70% of these operating costs are expected to be related to the implementation of the ERP, with the remaining costs primarily related to the implementation of complementary technologies.
During the three months ended September 30, 2025 and 2024, the Company incurred approximately $32 and $29, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. The expenses relate to the following:

	Three months ended
	9/30/2025	9/30/2024
External consulting fees (a)	$25	$20
IT project personnel costs (b)	1	2
Other (c)	6	7
Total	$32	$29
(a)    Comprised of third-party consulting fees incurred to assist in the project management and end-to-end systems integration of this transformative investment. The Company relies on consultants for certain capabilities required for these programs that the Company does not maintain internally. These costs support the implementation of these programs incremental to the Company's normal IT costs and will not be incurred following implementation.
(b)    Comprised of labor costs associated with internal IT project management teams that are utilized to oversee the new system implementations. Given the magnitude and transformative nature of the implementations planned, the necessary project management costs are incremental to the historical levels of spend and will no longer be incurred subsequent to implementation. As a result of this long-term strategic investment, the Company considers these costs not reflective of the ongoing costs to operate its business.
(c)     Comprised of various other expenses associated with the Company’s new system implementations, including Company personnel dedicated to the project that have been backfilled with either permanent or temporary resources in positions that are considered part of normal operating expenses.
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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three months ended September 30, 2025
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	(19)%	(19)%	(23)%	(2)%	(19)%
Add: Foreign Exchange	—	—	—	—	—
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	—	2
Organic sales growth / (decrease) (non-GAAP)	(19)%	(19)%	(23)%	(2)%	(17)%
(1)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
(2)The divestiture impact is calculated as net sales from the Better Health VMS business after the sale date in the three month year-ago period.

CAUTIONARY STATEMENT
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect the Company’s current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•unfavorable general economic and geopolitical conditions beyond the Company’s control, including inflation, supply chain disruptions, labor shortages, wage pressures, fuel and energy costs, interest rate fluctuations, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, terrorism, and unstable geopolitical conditions, including ongoing conflicts and rising tensions in the Middle East and/or Ukraine and rising tensions between China and Taiwan, as well as macroeconomic and geopolitical volatility and uncertainty as a result of a number of these and other factors, including actual and potential shifts in U.S. and foreign trade policies, including as a result of escalating trade tensions between the U.S. and its trading partners, especially China, particularly as a result of the imposition of U.S. and retaliatory tariffs;
•the impact of market and category declines, and the Company’s product and geographic mix on its ability to meet sales growth targets;
•the ability of the Company to successfully execute or realize the anticipated benefits of its strategic or transformational initiatives, including the ERP transition and the related timing and volume of shipment movement related to the ERP transition;
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
•the ability of the Company to successfully manage global political, legal, tax and regulatory risks, including due to regulatory uncertainty and lack of regulatory convergence among different jurisdictions;
•lower revenue, increased costs, other financial statement impacts or reputational harm resulting from government actions, compliance with regulations, or any material costs imposed by changes in regulation;
•the Company’s ability to maintain its business reputation and the reputation of its brands and products;
•dependence on key customers and risks related to customer consolidation and ordering patterns;

CAUTIONARY STATEMENT (Continued)
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
•risks related to international operations and international trade, including changing macroeconomic conditions as a result of inflation, volatile commodity prices and increases in raw and packaging materials prices, labor, energy and logistics; global economic or political instability; foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls; changes in governmental policies, including trade policy and tariffs, travel or immigration restrictions, new or additional tariffs, and price or other controls; labor claims and civil unrest; potential operational or supply chain disruptions from wars and military conflicts, including ongoing conflicts and rising tensions in the Middle East and/or Ukraine and rising tensions between China and Taiwan; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies; and the possibility of nationalization, expropriation of assets or other government action or inaction, including the impacts of a prolonged U.S. government shutdown;
•the impact of climate change and other sustainability issues on sales, operating costs, reputation or stakeholder relationships;
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
•the Company’s ability to pay and declare dividends or repurchase its stock in the future; and
•the impacts of potential stockholder activism.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2025. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
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
During the first fiscal quarter of the fiscal year ending June 30, 2026, the Company began transitioning core U.S. operations to the new enterprise resource planning system (ERP) as part of the continuing phased implementation of its technology transformation. As a result of this transition, we have made changes to our internal control over financial reporting to address processes and procedures impacted by the ERP implementation.
Other than the ERP implementation noted above, no change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and the information in “Cautionary Statement” included in this Report.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2026.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2025	395,766	$126.34	395,766	$993 million
August 1 to 31, 2025	652,257	121.25	652,257	$953 million
September 1 to 30, 2025	—	—	—	$953 million
Total	1,048,023	$123.22	1,048,023
(1) All of the shares purchased in July 2025 were acquired pursuant to the Company’s Evergreen Program. Of the shares purchased in August 2025, 323,173 shares were acquired pursuant to the Company’s Evergreen Program and 329,084 shares were acquired pursuant to the Company’s Open-Market Program.
(2) Average price paid per share in the period includes commission.
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Annual Grant) for awards made in 2025.
10.2	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Off-Cycle Grant) for awards made in 2025.
10.3	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2025
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 3, 2025	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller