Form 10-Q
period 2025-12-31
CLOROX CO /DE/
filed 2026-02-03
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025.
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

As of January 20, 2026, there were 120,911,863 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars in millions, except per share data)

	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Net sales	$1,673	$1,686	$3,102	$3,448
Cost of products sold	951	948	1,784	1,903
Gross profit	722	738	1,318	1,545
Selling and administrative expenses	262	280	539	561
Advertising costs	190	191	356	392
Research and development costs	29	31	57	62
Loss on divestiture	—	—	—	118
Interest expense	25	22	48	43
Other (income) expense, net	1	(23)	(4)	(45)
Earnings before income taxes	215	237	322	414
Income tax expense	54	43	79	117
Net earnings	161	194	243	297
Less: Net earnings attributable to noncontrolling interests	4	1	6	5
Net earnings attributable to Clorox	$157	$193	$237	$292
Net earnings per share attributable to Clorox
Basic net earnings per share	$1.29	$1.55	$1.94	$2.36
Diluted net earnings per share	$1.29	$1.54	$1.93	$2.34
Weighted average shares outstanding (in thousands)
Basic	121,602	123,766	122,116	123,781
Diluted	121,915	124,662	122,466	124,669

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Net earnings	$161	$194	$243	$297
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11	(34)	7	(20)
Net unrealized gains (losses) on derivatives	(4)	1	(8)	(5)
Pension and postretirement benefit adjustments	(1)	(1)	(1)	(1)
Total other comprehensive (loss) income, net of tax	6	(34)	(2)	(26)
Comprehensive income	167	160	241	271
Less: Total comprehensive income attributable to noncontrolling interests	4	1	6	5
Total comprehensive income attributable to Clorox	$163	$159	$235	$266

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	12/31/2025	6/30/2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$227	$167
Receivables, net	671	821
Inventories, net	608	523
Prepaid expenses and other current assets	222	97
Total current assets	1,728	1,608
Property, plant and equipment, net of accumulated depreciation and amortization of $3,007 and $2,911, respectively	1,247	1,267
Operating lease right-of-use assets	368	333
Goodwill	1,231	1,229
Trademarks, net	502	502
Other intangible assets, net	54	64
Other assets	483	558
Total assets	$5,613	$5,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$307	$4
Current operating lease liabilities	83	87
Accounts payable and accrued liabilities	1,957	1,828
Total current liabilities	2,347	1,919
Long-term debt	2,486	2,484
Long-term operating lease liabilities	341	305
Other liabilities	385	351
Deferred income taxes	19	20
Total liabilities	5,578	5,079
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of December 31, 2025 and June 30, 2025; and 120,890,241 and 122,694,263 shares outstanding as of December 31, 2025 and June 30, 2025, respectively	131	131
Additional paid-in capital	1,304	1,319
Retained earnings	190	432
Treasury stock, at cost: 9,851,220 and 8,047,198 shares as of December 31, 2025 and June 30, 2025, respectively	(1,591)	(1,404)
Accumulated other comprehensive net (loss) income	(159)	(157)
Total Clorox stockholders’ (deficit) equity	(125)	321
Noncontrolling interests	160	161
Total stockholders’ equity	35	482
Total liabilities and stockholders’ equity	$5,613	$5,561

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six months ended
	12/31/2025	12/31/2024
Operating activities:
Net earnings	$243	$297
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	111	107
Stock-based compensation	34	40
Deferred income taxes	92	(19)
Loss on divestiture	—	112
Other	(16)	5
Changes in:
Receivables, net	156	64
Inventories, net	(83)	(12)
Prepaid expenses and other current assets	(30)	(39)
Accounts payable and accrued liabilities	(6)	(138)
Operating lease right-of-use assets and liabilities, net	(4)	—
Income taxes payable / prepaid	(93)	(16)
Net cash provided by operations	404	401
Investing activities:
Capital expenditures	(78)	(92)
Proceeds from divestiture, net of cash divested	—	128
Other	1	(1)
Net cash (used for) provided by investing activities	(77)	35
Financing activities:
Notes and loans payable, net	303	184
Treasury stock purchased	(256)	(257)
Cash dividends paid to Clorox stockholders	(302)	(302)
Issuance of common stock for employee stock plans and other	(14)	29
Net cash used for financing activities	(269)	(346)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	59	87
Cash, cash equivalents and restricted cash:
Beginning of period	170	207
End of period	$229	$294

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2025 and 2024, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. Percentage and basis point calculations are based on rounded numbers, except for per share data and the effective tax rate.
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

NOTE 2. VENTURE AGREEMENT
The Company’s venture agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business expired on January 31, 2026. In connection with this agreement, P&G provided research and development (R&D) support to the Glad business. As of both December 31, 2025 and June 30, 2025, P&G had a 20% interest in the venture. The Company paid a royalty to P&G for its interest in the profits, losses and cash flows, as contractually defined, of the Glad business, which is included in Cost of products sold.
The venture agreement, at its expiration, required the Company to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of December 31, 2025 and June 30, 2025, the estimated fair value of P&G’s interest in the venture was $476, of which $476 and $501, respectively, was recognized and reflected in Accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheet.
On January 31, 2026, the Company and P&G agreed that the Company will purchase P&G’s 20% interest for $476, which is expected to be paid in cash during the third quarter of fiscal year 2026.
The Glad business will continue to retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.
NOTE 3. DIVESTITURE
Divestiture of Better Health Vitamins, Minerals and Supplements (VMS) Business
On September 10, 2024, the Company completed the divestiture of its Better Health VMS business. As a result of the transaction, the Company recorded an after tax loss of $118 during the first quarter of fiscal year 2025. Net sales of the Better Health VMS business for the three and six months ended December 31, 2024 was $0 and $38, respectively. Refer to notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for further information related to the Better Health VMS business divestiture.
NOTE 4. INVENTORIES, NET
Inventories, net consisted of the following as of:

	12/31/2025	6/30/2025
Finished goods	$519	$447
Raw materials and packaging	155	141
Work in process	18	15
LIFO allowances	(84)	(80)
Total inventories, net	$608	$523
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
All outstanding amounts related to suppliers participating in the SCF program are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows. As of December 31, 2025 and June 30, 2025, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $198 and $236, respectively.

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
The notional amounts of outstanding commodity derivatives, which related primarily to exposures in soybean oil used for the food business and jet fuel used for the grilling business, were $18 and $36 as of December 31, 2025 and June 30, 2025, respectively.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $53 and $67 as of December 31, 2025 and June 30, 2025, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of both December 31, 2025 and June 30, 2025.
Commodity, Foreign Exchange and Interest Rate Derivatives
The Company designates its commodity forward, futures and options contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate contracts for forecasted interest payments as cash flow hedges.

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Commodity purchase derivative contracts	$(1)	$—	$(1)	$(3)
Foreign exchange derivative contracts	—	3	—	2
Total	$(1)	$3	$(1)	$(1)

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended		Six months ended
		12/31/2025	12/31/2024	12/31/2025	12/31/2024
Commodity purchase derivative contracts	Cost of products sold	$—	$(2)	$2	$(3)
Foreign exchange derivative contracts	Cost of products sold	1	—	—	—
Interest rate derivative contracts	Interest expense	3	3	6	6
Total		$4	$1	$8	$3
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of December 31, 2025 that is expected to be reclassified into Net earnings within the next twelve months is $12.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $1 and $2 contained such terms as of December 31, 2025 and June 30, 2025, respectively. As of both December 31, 2025 and June 30, 2025, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both December 31, 2025 and June 30, 2025, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both December 31, 2025 and June 30, 2025, the Company maintained cash margin balances related to exchange traded futures and options contracts of $1 and $2, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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
As of both December 31, 2025 and June 30, 2025, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			12/31/2025		6/30/2025
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Prepaid expenses and other current assets	1	$—	$—	$3	$3
Commodity purchase futures contracts	Other assets	1	—	—	1	1
			$—	$—	$4	$4
Liabilities
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	$—	$—	$1	$1
Foreign exchange forward contracts	Accounts payable and accrued liabilities	2	1	1	1	1
			$1	$1	$2	$2

NOTE 6. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			12/31/2025		6/30/2025
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$103	$103	$54	$54
Time deposits	Cash and cash equivalents (1)	2	20	20	10	10
Trust assets for nonqualified deferred compensation plans	Other assets	1	188	188	169	169
			$311	$311	$233	$233
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$307	$307	$4	$4
Long-term debt	Long-term debt (3)	2	2,486	2,459	2,484	2,431
			$2,793	$2,766	$2,488	$2,435
(1)Cash and cash equivalents are composed of time deposits and other interest-bearing investments, including money market funds with original maturity dates of 90 days or less. Cash and cash equivalents are recorded at cost, which approximates fair value.
(2)Notes and loans payable are composed of outstanding U.S. commercial paper balances and/or amounts drawn on the Company’s credit agreements, all of which are recorded at cost, which approximates fair value. The weighted average effective interest rate on U.S. commercial paper balances as of December 31, 2025 and June 30, 2025 was 4.02% and 4.61%, respectively.
(3)Long-term debt is recorded at cost. The fair value of Long-term debt was determined using secondary market prices quoted by corporate bond dealers, and is classified as Level 2.
NOTE 7. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 25.1% and 24.5% for the three and six months ended December 31, 2025, respectively and 18.1% and 28.2% for the three and six months ended December 31, 2024, respectively. The lower tax rate in the prior three month period as compared to the current period was primarily driven by an international legal entity reorganization and favorable stock-based compensation deductions both in the prior period. The higher tax rate in the prior six month period as compared to the current period was primarily driven by the nondeductibility of the loss on the divestiture of the Better Health VMS business, partially offset by an international legal entity reorganization and favorable stock-based compensation deductions all in the prior period.
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

NOTE 8. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Basic	121,602	123,766	122,116	123,781
Dilutive effect of stock options and other	313	896	350	888
Diluted	121,915	124,662	122,466	124,669

Antidilutive stock options and other	3,421	841	3,421	841
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.
NOTE 9. OTHER (INCOME) EXPENSE, NET
The major components of Other (income) expense, net were:

	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Amortization of trademarks and other intangible assets	$5	$5	$10	$11
Trust investment (gains) losses, net	(3)	1	(12)	(8)
Net periodic benefit (credit) cost	—	(4)	1	(3)
Foreign exchange transaction losses, net	—	2	1	3
Income from equity investees	(1)	(1)	(2)	(3)
Interest income	(1)	(2)	(3)	(5)
Cyberattack insurance recoveries (1)	—	(23)	—	(32)
Other	1	(1)	1	(8)
Total	$1	$(23)	$(4)	$(45)

(1)On August 14, 2023, the Company experienced a cyberattack which resulted in wide-scale disruptions to the Company’s business operations. In the three and six months ended December 31, 2024, the Company recorded insurance recoveries of $(25) and $(35) respectively, of which $(2) and $(3) respectively was recorded in Cost of products sold and the remainder was recorded in Other (income) expense, net. Business interruption and other insurance recoveries that do not correspond directly to previously incurred expenses are recognized in Other (income) expense, net. Refer to notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for further information related to the August 2023 Cyberattack.

NOTE 10. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended December 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of September 30, 2024	$131	130,741	$1,297	$31	$(1,252)	(7,068)	$(147)	$164	$224
Net earnings	—	—	—	193	—	—	—	1	194
Other comprehensive (loss) income	—	—	—	—	—	—	(34)	—	(34)
Dividends to Clorox stockholders ($1.22 per share declared)	—	—	—	(152)	—	—	—	—	(152)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	27	—	—	—	—	—	27
Other employee stock plan activities	—	—	(37)	(4)	56	383	—	—	15
Treasury stock purchased	—	—	—	—	(150)	(906)	—	—	(150)
Balance as of December 31, 2024	$131	130,741	$1,287	$68	$(1,346)	(7,591)	$(181)	$162	$121

Balance as of September 30, 2025	$131	130,741	$1,326	$200	$(1,514)	(8,966)	$(165)	$160	$138
Net earnings	—	—	—	157	—	—	—	4	161
Other comprehensive (loss) income	—	—	—	—	—	—	6	—	6
Dividends to Clorox stockholders ($1.24 per share declared)	—	—	—	(150)	—	—	—	—	(150)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	24	—	—	—	—	—	24
Other employee stock plan activities	—	—	(46)	(17)	52	224	—	—	(11)
Treasury stock purchased	—	—	—	—	(129)	(1,109)	—	—	(129)
Balance as of December 31, 2025	$131	130,741	$1,304	$190	$(1,591)	(9,851)	$(159)	$160	$35

	Six months ended December 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2024	$131	130,741	$1,288	$250	$(1,186)	(6,540)	$(155)	$164	$492
Net earnings	—	—	—	292	—	—	—	5	297
Other comprehensive (loss) income	—	—	—	—	—	—	(26)	—	(26)
Dividends to Clorox stockholders ($3.66 per share declared)	—	—	—	(457)	—	—	—	—	(457)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	40	—	—	—	—	—	40
Other employee stock plan activities	—	—	(41)	(17)	97	644	—	—	39
Treasury stock purchased	—	—	—	—	(257)	(1,695)	—	—	(257)
Balance as of December 31, 2024	$131	130,741	$1,287	$68	$(1,346)	(7,591)	$(181)	$162	$121

Balance as of June 30, 2025	$131	130,741	$1,319	$432	$(1,404)	(8,047)	$(157)	$161	$482
Net earnings	—	—	—	237	—	—	—	6	243
Other comprehensive (loss) income	—	—	—	—	—	—	(2)	—	(2)
Dividends to Clorox stockholders ($3.72 per share declared)	—	—	—	(456)	—	—	—	—	(456)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(7)	(7)
Stock-based compensation	—	—	34	—	—	—	—	—	34
Other employee stock plan activities	—	—	(49)	(23)	71	353	—	—	(1)
Treasury stock purchased	—	—	—	—	(258)	(2,157)	—	—	(258)
Balance as of December 31, 2025	$131	130,741	$1,304	$190	$(1,591)	(9,851)	$(159)	$160	$35

NOTE 10. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of September 30, 2024	$(225)	$79	$(1)	$(147)
Other comprehensive (loss) income before reclassifications	(34)	3	—	(31)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(1)	(1)	(2)
Income tax benefit (expense)	—	(1)	—	(1)
Net current period other comprehensive (loss) income	(34)	1	(1)	(34)
Balance as of December 31, 2024	$(259)	$80	$(2)	$(181)

Balance as of September 30, 2025	$(237)	$73	$(1)	$(165)
Other comprehensive (loss) income before reclassifications	10	(1)	—	9
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(4)	(1)	(5)
Income tax benefit (expense)	1	1	—	2
Net current period other comprehensive (loss) income	11	(4)	(1)	6
Balance as of December 31, 2025	$(226)	$69	$(2)	$(159)

	Six months ended December 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2024	$(239)	$85	$(1)	$(155)
Other comprehensive (loss) income before reclassifications	(20)	(1)	—	(21)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(3)	(1)	(4)
Income tax benefit (expense)	—	(1)	—	(1)
Net current period other comprehensive (loss) income	(20)	(5)	(1)	(26)
Balance as of December 31, 2024	$(259)	$80	$(2)	$(181)

Balance as of June 30, 2025	$(233)	$77	$(1)	$(157)
Other comprehensive (loss) income before reclassifications	6	(1)	—	5
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(8)	(1)	(9)
Income tax benefit (expense)	1	1	—	2
Net current period other comprehensive (loss) income	7	(8)	(1)	(2)
Balance as of December 31, 2025	$(226)	$69	$(2)	$(159)

NOTE 11. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $27 as of both December 31, 2025 and June 30, 2025 for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 of the recorded liability as of both December 31, 2025 and June 30, 2025, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing groundwater at the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study related to groundwater. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators. In January 2023, the regulators issued a new order directing the Company and the current property owner to conduct a Remedial Investigation and then prepare a Feasibility Study to evaluate and remediate impacts to soil, groundwater, soil vapor and indoor air. While the Company believes its latest estimates of remediation costs (including any related to soil, groundwater, soil vapor and indoor air impacts) are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs in the aggregate of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability as of both December 31, 2025 and June 30, 2025. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both December 31, 2025 and June 30, 2025.
The Company was a party to letters of credit of $18 as of December 31, 2025, primarily related to its insurance carriers, of which $0 had been drawn upon.

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
The principal measure of segment profitability used by the Chief Operating Decision Maker (CODM), identified as the Company's Chair and Chief Executive Officer, is segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT). Segment adjusted EBIT is defined as earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental charges and insurance recoveries related to the August 2023 cyberattack, asset impairments, charges related to the digital capabilities and productivity enhancements investment, transaction and integration costs related to acquisitions, significant losses related to divestitures and other nonrecurring or unusual items impacting comparability).
The CODM uses this measure to assess the operating results and performance of its segments, monitor actual results as compared to plan, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment as it removes the impact of the items that management believes do not directly reflect the performance of each segment’s underlying operations.
Net sales by segment and a reconciliation to the Company’s consolidated net sales for the three and six months ended December 31:

	Net sales
	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Health and Wellness	$643	$628	$1,208	$1,326
Household	419	446	781	893
Lifestyle	321	338	566	658
International	294	274	547	533
Reportable segment total	$1,677	$1,686	$3,102	$3,410
Corporate and Other	(4)	—	—	38
Total	$1,673	$1,686	$3,102	$3,448
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

NOTE 12. SEGMENT RESULTS (Continued)
Segment adjusted EBIT, including the significant segment expense provided to the CODM, and a reconciliation to earnings before income taxes for the three and six months ended December 31:

	Segment adjusted earnings (losses) before interest and income taxes
	Three months ended December 31, 2025
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$643	$419	$321	$294
Cost of products sold	309	296	158	188
Other segment items (1)	144	101	91	75
Segment adjusted EBIT	$190	$22	$72	$31	$315
Corporate and Other					(59)
Interest income					1
Interest expense					(25)
Digital capabilities and productivity enhancements investment (2)					(17)
Earnings before income taxes					$215

	Segment adjusted earnings (losses) before interest and income taxes
	Six months ended December 31, 2025
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$1,208	$781	$566	$547
Cost of products sold	600	542	284	353
Other segment items (1)	294	190	172	144
Segment adjusted EBIT	$314	$49	$110	$50	$523
Corporate and Other					(107)
Interest income					3
Interest expense					(48)
Digital capabilities and productivity enhancements investment (2)					(49)
Earnings before income taxes					$322
(1)Other segment items includes selling and administrative expenses, advertising costs, research and development costs and other income and expenses. The items defined in segment adjusted EBIT above are excluded from other segment items and Corporate and Other.
(2)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.

NOTE 12. SEGMENT RESULTS (Continued)

	Segment adjusted earnings (losses) before interest and income taxes
	Three months ended December 31, 2024
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$628	$446	$338	$274
Cost of products sold	301	300	168	175
Other segment items (1)	134	98	100	78
Segment adjusted EBIT	$193	$48	$70	$21	$332
Corporate and Other					(74)
Interest income					2
Interest expense					(22)
Loss on divestiture (2)					—
Cyberattack costs, net of insurance recoveries (3)					25
Digital capabilities and productivity enhancements investment (4)					(26)
Earnings before income taxes					$237

	Segment adjusted earnings (losses) before interest and income taxes
	Six months ended December 31, 2024
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$1,326	$893	$658	$533
Cost of products sold	623	589	325	333
Other segment items (1)	275	196	197	144
Segment adjusted EBIT	$428	$108	$136	$56	$728
Corporate and Other					(138)
Interest income					5
Interest expense					(43)
Loss on divestiture (2)					(118)
Cyberattack costs, net of insurance recoveries (3)					35
Digital capabilities and productivity enhancements investment (4)					(55)
Earnings before income taxes					$414
(1)Other segment items includes selling and administrative expenses, advertising costs, research and development costs and other income and expenses. The items defined in segment adjusted EBIT above are excluded from other segment items and Corporate and Other.
(2)Represents the loss on divestiture of the Better Health VMS business corresponding to Corporate and Other. See Note 3 for additional details related to the divestiture.
(3)Represents insurance recoveries related to the cyberattack corresponding to Corporate and Other. See Note 9 for further discussion.
(4)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.

NOTE 12. SEGMENT RESULTS (Continued)
Certain other segment disclosures were as follows:

	Health and Wellness	Household	Lifestyle	International	Corporate and Other	Total Company
Total assets
Balance as of 12/31/2025	$1,224	$1,079	$1,106	$1,329	$875	$5,613
Balance as of 6/30/2025	1,217	1,091	1,103	1,329	821	5,561
(Income) Loss from equity investees included in Other (income) expense, net

Three months ended 12/31/2025	—	—	—	(1)	—	(1)
Three months ended 12/31/2024	—	—	—	(1)	—	(1)
Six months ended 12/31/2025	—	—	—	(2)	—	(2)
Six months ended 12/31/2024	—	—	—	(3)	—	(3)
Capital expenditures
Three months ended 12/31/2025	16	15	5	5	1	42
Three months ended 12/31/2024	14	21	12	4	2	53
Six months ended 12/31/2025	23	32	12	8	3	78
Six months ended 12/31/2024	23	39	19	6	5	92
Depreciation and amortization
Three months ended 12/31/2025	15	20	7	11	2	55
Three months ended 12/31/2024	14	19	5	11	4	53
Six months ended 12/31/2025	29	41	14	21	6	111
Six months ended 12/31/2024	28	38	11	21	9	107
Significant noncash charges included in earnings before interest and income taxes:
Stock-based compensation
Three months ended 12/31/2025	4	3	2	2	13	24
Three months ended 12/31/2024	4	3	2	1	17	27
Six months ended 12/31/2025	8	6	4	3	13	34
Six months ended 12/31/2024	8	6	4	3	19	40

NOTE 12. SEGMENT RESULTS (Continued)
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, was 26% for both the three and six months ended December 31, 2025 and 2024, respectively.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Cleaning	33%	32%	34%	33%
Professional Products	5	5	5	5
Health and Wellness	38%	37%	39%	38%
Bags and Wraps	12	12	12	12
Cat Litter	9	10	9	9
Grilling	4	5	4	5
Household	25%	27%	25%	26%
Food	10	11	10	11
Water Filtration	4	4	4	4
Natural Personal Care	5	5	4	4
Lifestyle	19%	20%	18%	19%
International	18%	16%	18%	16%
Corporate and Other	—%	—%	—%	1%
Total Company	100%	100%	100%	100%
NOTE 13. SUBSEQUENT EVENTS
On January 22, 2026, the Company announced that it has entered into a definitive membership interest purchase agreement to acquire GOJO Industries (GOJO), a leader of skin health and hygiene solutions, for approximately $2,250 in cash. The Company plans to fund the transaction primarily through debt financing. The transaction is expected to be completed before the end of fiscal year 2026, subject to regulatory approval and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 8, 2025, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and six month period ended December 31, 2025 (the current period) to the three and six month period ended December 31, 2024 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
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

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended December 31, 2025, the Company continues to monitor macroeconomic conditions as a result of volatility in capital markets and developments in international trade policy. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
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
The impact of continued volatility in macroeconomic conditions and geopolitical instability, including ongoing and rising tensions in various parts of the world, actual and potential shifts in U.S. and foreign trade, economic and other policies, have increased global macroeconomic and political uncertainty regarding the duration and resolution of the conflicts, the potential escalation of tensions and potential economic and global trade and supply chain disruptions. These factors are difficult to predict considering the rapidly evolving landscape as the Company continues to expect a variable operating environment going forward.
The Company has not experienced significant disruptions in its operations during the first half of fiscal year 2026. However, the risks of future negative impacts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company continues to experience corresponding incremental costs and gross margin pressures.
The Company's transformation efforts continued into fiscal year 2026. The Company has continued transitioning core U.S. operations to the new enterprise resource planning system (ERP) as part of the continuing phased implementation of its technology transformation. The Company remains in the stabilization phase and is on track to complete implementation this fiscal year. The total incremental transformational investment is expected to be approximately $580 million. The digital foundation provided by the Company’s new ERP supports its long-term financial goals through modernized capabilities that accelerate growth and deliver stronger efficiencies.
The Company will continue to invest in its brands, capabilities and people to deliver consistent, profitable growth over time. The pending acquisition of GOJO Industries announced on January 22, 2026 and upcoming purchase of The Procter & Gamble Company’s (P&G) interest in the venture agreement for the Company’s Glad business reflect the Company’s commitment to continue evolving its portfolio to deliver long‑term value for shareholders.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended			Six months ended
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024	% Change
Net sales	$1,673	$1,686	(1)%	$3,102	$3,448	(10)%

	Three months ended December 31, 2025
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/ Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP)(3)	Organic Volume (4)
Health and Wellness	2%	2%	—%	—%	—%	2%	2%
Household	(6)	(3)	—	—	(3)	(6)	(3)
Lifestyle	(5)	(5)	—	—	—	(5)	(5)
International	7	2	—	2	3	5	2
Total Company (5)	(1)%	(1)%	—%	—%	—%	(1)%	(1)%

	Six months ended December 31, 2025
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/ Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	(9)%	(8)%	—%	—%	(1)%	(9)%	(8)%
Household	(13)	(11)	—	—	(2)	(13)	(11)
Lifestyle	(14)	(13)	—	—	(1)	(14)	(13)
International	3	—	—	1	2	2	—
Total Company (4)(5)	(10)%	(9)%	(1)%	—%	(1)%	(9)%	(8)%
(1)The divestiture impact is calculated as net sales from the Better Health VMS business after the sale date in the six month year-ago period.
(2)This represents the net impact on net sales growth / (decrease) from pricing actions, mix, trade promotion spending, mix from acquisitions and divestitures and other factors. In the six months ended December 31, 2025, the impact from divestiture mix was 0% for Total Company.
(3)Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(4)Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the six months ended December 31, 2025, the volume impact of divestitures was (1)% for Total Company.
(5)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
Net sales and volume in the current three month period both decreased by 1%, primarily driven by lower consumption and partially offset by shipments ahead of consumption for several businesses.
Net sales and volume in the current six month period decreased by 10% and 9%, respectively, primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025, and the divestiture of the Better Health VMS business.

RESULTS OF OPERATIONS (Continued)

	Three months ended			Six months ended
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024	% Change
Gross profit	$722	$738	(2)%	$1,318	$1,545	(15)%
Gross margin	43.2%	43.8%		42.5%	44.8%
Gross margin decreased by 60 basis points in the current three month period from 43.8% to 43.2%. The decrease was primarily driven by higher manufacturing and logistics costs, partially offset by cost savings.
Gross margin decreased by 230 basis points in the current six month period from 44.8% to 42.5%. The decrease was primarily driven by higher manufacturing and logistics costs and lower volume, partially offset by cost savings.

Expenses

	Three months ended
				% of Net Sales
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024
Selling and administrative expenses	$262	$280	(6)%	15.7%	16.6%
Advertising costs	190	191	(1)	11.4	11.3
Research and development costs	29	31	(6)	1.7	1.8

	Six months ended
				% of Net Sales
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024
Selling and administrative expenses	$539	$561	(4)%	17.4%	16.3%
Advertising costs	356	392	(9)	11.5	11.4
Research and development costs	57	62	(8)	1.8	1.8
Selling and administrative expenses, as a percentage of net sales, decreased by 90 basis points and increased by 110 basis points in the current three and six month periods, respectively, while dollars decreased in both the current three and six month periods. The dollar decrease in selling and administrative expenses in the current three month period was primarily due to lower costs related to the Company’s digital capabilities and productivity enhancements investment and lower incentive compensation. The dollar decrease in selling and administrative expenses in the current six month period was primarily due to lower incentive compensation.
Advertising costs, as a percentage of net sales, increased by 10 basis points in both the current three and six month periods, versus the prior periods. The Company continues to support its brands. The Company’s U.S. retail advertising investments as a percentage of net sales was 12% in both the current and prior three month periods.
Research and development costs, both as a percentage of net sales and dollars, were essentially flat in both the current three and six month periods as compared to prior periods. The Company continues to invest in product innovation and cost savings.
Loss on divestiture, interest expense, other (income) expense, net and the effective tax rate on earnings

	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Loss on divestiture	$—	$—	$—	$118
Interest expense	25	22	48	43
Other (income) expense, net	1	(23)	(4)	(45)
Effective tax rate on earnings	25.1%	18.1%	24.5%	28.2%
Loss on divestiture of $118 in the prior six month period reflects the loss on the divestiture of the Better Health VMS business. See notes to condensed consolidated financial statements for further information.
Other (income) expense, net was $1 and ($23) in the current and prior three month periods, respectively, and ($4) and ($45) in the current and prior six month periods, respectively. The variance between both the current and prior three and six month periods was primarily due to lapping the benefit of insurance recoveries mainly related to the cyberattack in fiscal year 2024.

RESULTS OF OPERATIONS (Continued)
The effective tax rate on earnings was 25.1% and 24.5% for the current three and six month periods, respectively and 18.1% and 28.2% for the prior three and six months periods, respectively. The lower tax rate in the prior three month period as compared to the current period was primarily driven by an international legal entity reorganization and favorable stock-based compensation deductions both in the prior period. The higher tax rate in the prior six month period as compared to the current period was primarily driven by the nondeductibility of the loss on the divestiture of the Better Health VMS business, partially offset by an international legal entity reorganization and favorable stock-based compensation deductions all in the prior period.
Diluted net earnings per share

	Three months ended			Six months ended
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024	% Change
Diluted net earnings per share	$1.29	$1.54	(16)%	$1.93	$2.34	(18)%
Diluted net earnings per share (EPS) decreased by $0.25, or 16%, in the current three month period, primarily due to lapping insurance recoveries and tax rate benefits in the prior period and lower gross profit in the current period.
Diluted EPS decreased by $0.41, or 18%, in the current six month period, primarily due to lower net sales in the current period and lapping insurance recoveries in the prior period, partially offset by lapping losses on the divestiture of the Better Health VMS business in the prior period.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other. See notes to condensed consolidated financial statements for further discussion of the principal measure of segment profitability used by management, segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT):

	Net sales
	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Health and Wellness	$643	$628	$1,208	$1,326
Household	419	446	781	893
Lifestyle	321	338	566	658
International	294	274	547	533
Reportable segment total	1,677	1,686	3,102	3,410
Corporate and Other	(4)	—	—	38
Total	$1,673	$1,686	$3,102	$3,448

	Segment adjusted EBIT (1)
	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Health and Wellness	$190	$193	$314	$428
Household	22	48	49	108
Lifestyle	72	70	110	136
International	31	21	50	56
Reportable segment total	315	332	523	728
Corporate and Other	(59)	(74)	(107)	(138)
Total	$256	$258	$416	$590
Interest income	1	2	3	5
Interest expense	(25)	(22)	(48)	(43)
Loss on divestiture	—	—	—	(118)
Cyberattack costs, net of insurance recoveries	—	25	—	35
Digital capabilities and productivity enhancements investment	(17)	(26)	(49)	(55)
Earnings before income taxes	$215	$237	$322	$414
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings before income taxes, the most directly comparable GAAP financial measure.

SEGMENT RESULTS (Continued)
Health and Wellness

	Three months ended			Six months ended
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024	% Change
Net sales	$643	$628	2%	$1,208	$1,326	(9)%
Segment adjusted EBIT	190	193	(2)	314	428	(27)
Volume and net sales both increased by 2%, and segment adjusted EBIT decreased by 2%, during the current three month period. The volume increase was primarily due to incremental shipments related to the final phase of the ERP transition and strong shipments in Professional Products. The decrease in segment adjusted EBIT was primarily due to higher manufacturing and logistics costs, partially offset by higher net sales.

Volume, net sales and segment adjusted EBIT decreased by 8%, 9% and 27%, respectively, during the current six month period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The decrease in segment adjusted EBIT was primarily due to lower net sales and higher manufacturing and logistics costs.

Household

	Three months ended			Six months ended
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024	% Change
Net sales	$419	$446	(6)%	$781	$893	(13)%
Segment adjusted EBIT	22	48	(54)	49	108	(55)
Volume, net sales and segment adjusted EBIT decreased by 3%, 6% and 54%, respectively, during the current period. The volume decrease was primarily due to lower consumption. The variance between volume and net sales was primarily due to unfavorable price mix primarily due to a shift to larger sizes in Bags and Wraps. The decrease in segment adjusted EBIT was mainly due to higher manufacturing and logistics costs and lower net sales, partially offset by cost savings.
Volume, net sales and segment adjusted EBIT decreased by 11%, 13% and 55%, respectively, during the current six month period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The variance between volume and net sales was primarily due to unfavorable price mix. The decrease in segment adjusted EBIT was mainly due to lower net sales.

Lifestyle

	Three months ended			Six months ended
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024	% Change
Net sales	$321	$338	(5)%	$566	$658	(14)%
Segment adjusted EBIT	72	70	3	110	136	(19)

Both volume and net sales decreased by 5% and segment adjusted EBIT increased by 3%, during the current three month period. The volume decrease was primarily due to lower consumption. The increase in segment adjusted EBIT was primarily due to lower advertising investments, partially offset by lower net sales.
Volume, net sales, and segment adjusted EBIT decreased by 13%, 14% and 19%, respectively, during the current six month period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The decrease in segment adjusted EBIT was primarily due to lower net sales, partially offset by lower advertising investments and cost savings.

SEGMENT RESULTS (Continued)
International

	Three months ended			Six months ended
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024	% Change
Net sales	$294	$274	7%	$547	$533	3%
Segment adjusted EBIT	31	21	48	50	56	(11)
Volume, net sales, and segment adjusted EBIT increased by 2%, 7%, and 48%, respectively, during the current three month period. The volume increase was primarily driven by strong shipments in Latin America. The variance between volume and net sales was mainly due to favorable price mix and favorable foreign exchange rates. The increase in segment adjusted EBIT was primarily due to higher net sales and cost savings.
Volume was essentially flat, net sales increased by 3% and segment adjusted EBIT decreased by 11% in the current six month period. The variance between volume and net sales was mainly due to favorable price mix and favorable foreign exchange rates. The decrease in segment adjusted EBIT was primarily due to higher manufacturing and logistics costs, partially offset by higher net sales.

Corporate and Other
Corporate and Other includes certain non-allocated administrative and other costs, various other non-operating income and expenses, as well as the results of the Better Health VMS business, through the date of divestiture.

	Three months ended			Six months ended
	12/31/2025	12/31/2024	% Change	12/31/2025	12/31/2024	% Change
Net Sales	$(4)	$—	100%	$—	$38	(100)%
Segment adjusted EBIT	(59)	(74)	20	(107)	(138)	22
Net sales decreased by 100% in the current six month period primarily due to the divestiture of the Better Health VMS business in the first quarter of fiscal year 2025.
Segment adjusted EBIT increased by 20% and 22% in the current three month and six month periods, respectively. The increase in segment adjusted EBIT in the current three month was primarily due to reductions in employee related expenses primarily due to lower employee incentive compensation. The increase in segment adjusted EBIT in the current six month period was primarily due to reductions in employee related expenses primarily due to lower employee incentive compensation and lower Better Health VMS operating expenses in the current period due to the divestiture.
In the first quarter of fiscal year 2025, the Company completed the divestiture of its Better Health VMS business. See notes to condensed consolidated financial statements for further information.
FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of December 31, 2025. The following table summarizes cash activities:

	Six months ended
	12/31/2025	12/31/2024
Net cash provided by operations	$404	$401
Net cash (used for) provided by investing activities	(77)	35
Net cash used for financing activities	(269)	(346)
Operating Activities
Net cash provided by operations was $404 in the current six month period, compared with $401 in the prior six month period. The increase was primarily driven by lower working capital and lower tax payments offset by lower cash earnings in the current six month period. The lower cash earnings, lower Accounts receivable balance and higher inventories balance were primarily due to the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The higher Accounts payable and accrued liabilities balance was due to the timing of payments. The lower tax payments were a result of the enactment of the One Big Beautiful Bill Act (OBBBA).

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
Investing Activities
Net cash used for investing activities was $77 in the current six month period, compared with net cash proceeds of $35 in the prior six month period. The year-over-year change was mainly due to net proceeds from the sale of the Better Health VMS business in the prior six month period.
Financing Activities
Net cash used for financing activities was $269 in the current six month period, compared with $346 in the prior six month period. The year-over-year change was mainly due to higher cash sourced from short term borrowings, partially offset by lower cash proceeds from stock option exercises in the current six month period.
Capital Resources and Liquidity
As of December 31, 2025, current liabilities exceeded current assets by $619, primarily due to the Company's Glad venture agreement terminal obligation coming due for payment in January 2026. This balance is classified within Accounts payable and accrued liabilities as it is reasonably expected to be settled within one year. The venture agreement terminal obligation is expected to be paid through a combination of cash and Notes and loans payable. The pending acquisition of GOJO Industries announced on January 22, 2026 is planned to be funded primarily through debt financing.
Notwithstanding potential unforeseen adverse market conditions and as part of the Company’s regular assessment of its cash needs, the Company believes it will have the funds necessary to support its short- and long-term liquidity and operating needs, including its ability to invest in its brands, capabilities and people to deliver consistent profitable growth over time based on its anticipated ability to generate positive cash flows from operations in the future, access to capital markets enabled by our strong short-term and long-term credit ratings and current borrowing availability.
Venture Agreement
The Company’s venture agreement with P&G for the Company’s Glad bags and wraps business expired on January 31, 2026. The agreement, at its expiration, required the Company to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of both December 31, 2025 and June 30, 2025, P&G had a 20% interest in the venture, and the estimated fair value of P&G’s interest in the venture was $476, of which $476 and $501, respectively, was recognized and reflected in Accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheet.
On January 31, 2026, the Company and P&G agreed that the Company will purchase P&G’s 20% interest for $476, which is expected to be paid in cash during the third quarter of fiscal year 2026.
The Glad business will continue to retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.
See notes to condensed consolidated financial statements for further information.
Credit Arrangements
As of December 31, 2025, the Company maintained a $1,200 revolving credit agreement that matures in March 2030 (the Credit Agreement). There were no borrowings under the Credit Agreement as of both December 31, 2025 and June 30, 2025, and the Company believes that borrowings under the Credit Agreement are and will continue to be available for general corporate purposes. The Credit Agreement includes certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar noncash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in the Credit Agreement.

FINANCIAL POSITION AND LIQUIDITY (Continued)
The Company was in compliance with all restrictive covenants and limitations in the Credit Agreement as of December 31, 2025 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of December 31, 2025, the Company maintained $34 of foreign and other credit lines, of which $6 was outstanding.
Stock Repurchases and Dividend Payments
As of December 31, 2025, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three and six months ended December 31, 2025, the Company repurchased 1,109 and 2,157 thousand shares of common stock at a cost of $125 and $254, respectively. During the three and six months ended December 31, 2024, the Company repurchased 906 and 1,695 thousand shares of common stock at a cost of $150 and $257, respectively. These costs exclude the impact of excise taxes.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Dividends per share declared	$1.24	$1.22	$3.72	$3.66
Total dividends paid	151	151	302	302
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
Adjusted earnings before interest and income taxes (adjusted EBIT) represents earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental costs and insurance recoveries related to the August 2023 cyberattack, asset impairments, charges related to the digital capabilities and productivity enhancements investment, acquisition and integration costs related to acquisitions, significant losses related to divestitures and other nonrecurring or unusual items impacting comparability). Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations. See below and notes to condensed consolidated financial statements for additional information on these costs.
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

NON-GAAP FINANCIAL MEASURES (Continued)

	Reconciliation of earnings before income taxes to adjusted EBIT
	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
Earnings before income taxes	$215	$237	$322	$414
Interest income	(1)	(2)	(3)	(5)
Interest expense	25	22	48	43
Loss on divestiture (1)	—	—	—	118
Cyberattack costs, net of insurance recoveries (2)	—	(25)	—	(35)
Digital capabilities and productivity enhancements investment (3)	17	26	49	55
Adjusted EBIT	$256	$258	$416	$590
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
During the three and six months ended December 31, 2025, the Company incurred approximately $17 and $49, respectively, and during the three and six months ended December 31, 2024 the Company incurred approximately $26 and $55, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. The expenses relate to the following:

	Three months ended		Six months ended
	12/31/2025	12/31/2024	12/31/2025	12/31/2024
External consulting fees (a)	$14	$17	$39	$37
IT project personnel costs (b)	1	2	2	4
Other (c)	2	7	8	14
Total	$17	$26	$49	$55
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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three months ended December 31, 2025
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	2%	(6)%	(5)%	7%	(1)%
Add: Foreign Exchange	—	—	—	(2)	—
Organic sales growth / (decrease) (non-GAAP)	2%	(6)%	(5)%	5%	(1)%

	Six months ended December 31, 2025
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	(9)%	(13)%	(14)%	3%	(10)%
Add: Foreign Exchange	—	—	—	(1)	—
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	—	1
Organic sales growth / (decrease) (non-GAAP)	(9)%	(13)%	(14)%	2%	(9)%
(1)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
(2)The divestiture impact is calculated as net sales from the Better Health VMS business after the sale date in the six month year-ago period.

CAUTIONARY STATEMENT
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, the planned acquisition of GOJO and the timing thereof, the expected impact of the planned acquisition on the company’s net sales, earnings performance, profitability, cash flow, leverage and other financial measures, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, including as a result of the GOJO acquisition, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect the Company’s current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•occurrence of any event, change or other circumstance that could give rise to the termination of the GOJO acquisition agreement; the risk that the conditions to the completion of the proposed acquisition (including regulatory approval) are not satisfied in a timely manner or at all; the risks arising from the integration of the GOJO business; the uncertainty of rating agency actions; the risk that the anticipated benefits and synergies of the proposed acquisition may not be realized when expected or at all; the risk that the proposed acquisition may not be completed in a timely manner or at all; the risk of unexpected costs or expenses resulting from the proposed acquisition, including the costs of financing; the risk of litigation related to the proposed acquisition, including resulting expense or delay; the risks related to disruption to ongoing business operations of the Company and GOJO and diversion of time of management of the Company and GOJO as a result of the proposed acquisition; the risk that the proposed acquisition may have an adverse effect on the ability of the Company and GOJO to retain key personnel, customers and suppliers; the risk that the credit ratings of the Company decline following the proposed acquisition; the risk that the announcement or the consummation of the proposed acquisition has a negative effect on the market price of the common stock of the Company or on the Company’s or GOJO’s operating results;
•unfavorable general economic and geopolitical conditions beyond the Company’s control, including inflation, supply chain disruptions, labor shortages, wage pressures, fuel and energy costs, interest rate fluctuations, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, terrorism, and unstable geopolitical conditions, including ongoing conflicts and rising tensions in various parts of the world, as well as macroeconomic and geopolitical volatility and uncertainty as a result of a number of these and other factors, including actual and potential shifts in U.S. and foreign trade policies, including as a result of escalating trade tensions between the U.S. and its trading partners, especially China, particularly as a result of the imposition of U.S. and retaliatory tariffs;
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

CAUTIONARY STATEMENT (Continued)
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
•risks related to the Company’s acquisition of P&G’s interest in the Glad business and continued operation of the Glad business;
•risks related to international operations and international trade, including changing macroeconomic conditions as a result of inflation, volatile commodity prices and increases in raw and packaging materials prices, labor, energy and logistics; global economic or political instability; foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls; changes in governmental policies, including trade policy and tariffs, travel or immigration restrictions, new or additional tariffs, and price or other controls; labor claims and civil unrest; potential operational or supply chain disruptions from wars and military conflicts, including ongoing conflicts and rising tensions in the Middle East and/or Ukraine and rising tensions between China and Taiwan; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies; and the possibility of nationalization, expropriation of assets or other government action or inaction, including the impacts of any prolonged U.S. government shutdown;
•the impact of climate change and other sustainability issues on sales, operating costs, reputation or stakeholder relationships;
•the impact of product liability claims, labor claims and other legal, governmental or tax proceedings, including in foreign jurisdictions and in connection with any product recalls;
•risks relating to acquisitions, new ventures and divestitures, and associated costs, including for asset impairment charges related to, among others, intangible assets, including trademarks and goodwill; and the ability to complete announced transactions, including the acquisition of GOJO, and, if completed, integration costs and potential contingent liabilities related to those transactions;
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

CAUTIONARY STATEMENT (Continued)
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
During the first fiscal quarter of the fiscal year ending June 30, 2026, the Company began transitioning core U.S. operations to the new enterprise resource planning system (ERP) as part of the continuing phased implementation of its technology transformation. This transition continued through the second quarter of fiscal year 2026. As a result of this transition, we have made changes to our internal control over financial reporting to address processes and procedures impacted by the ERP implementation.
Other than the ERP implementation noted above, no change in the Company’s internal control over financial reporting occurred during the second fiscal quarter of the fiscal year ending June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the second quarter of fiscal year 2026.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2025	625,020	$120.00	625,020	$925 million
November 1 to 30, 2025	483,578	103.92	483,578	$876 million
December 1 to 31, 2025	—	—	—	$876 million
Total	1,108,598	112.98	1,108,598
(1) Of the shares purchased in October 2025, 391,469 shares were acquired pursuant to the Company’s Evergreen Program and 233,551 shares were acquired pursuant to the Company’s Open-Market Program. Of the shares purchased in November 2025, 14,524 shares were acquired pursuant to the Company’s Evergreen Program and 469,054 shares were acquired pursuant to the Company’s Open-Market Program
(2) Average price paid per share in the period includes commission and excludes the impact of excise taxes.
Item 5. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
The Company’s agreement with P&G expired on January 31, 2026. The agreement, at its expiration, required the Company to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. On January 31, 2026, in accordance with the terms of the venture agreement, the parties signed an agreement to purchase P&G’s 20% interest for $476, which is expected to be paid in cash during the third quarter of fiscal year 2026.

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

THE CLOROX COMPANY
(Registrant)

DATE: February 3, 2026	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller