Form 10-Q
period 2026-03-31
CLOROX CO /DE/
filed 2026-04-30
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026.
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

As of April 16, 2026, there were 120,921,351 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Net sales	$1,670	$1,668	$4,772	$5,116
Cost of products sold	948	924	2,732	2,827
Gross profit	722	744	2,040	2,289
Selling and administrative expenses	229	267	768	828
Advertising costs	177	207	533	599
Research and development costs	27	27	84	89
Loss on divestiture	—	—	—	118
Interest expense	27	23	75	66
Other (income) expense, net	6	(34)	2	(79)
Earnings before income taxes	256	254	578	668
Income tax expense	65	63	144	180
Net earnings	191	191	434	488
Less: Net earnings attributable to noncontrolling interests	4	5	10	10
Net earnings attributable to Clorox	$187	$186	$424	$478
Net earnings per share attributable to Clorox
Basic net earnings per share	$1.54	$1.51	$3.48	$3.87
Diluted net earnings per share	$1.54	$1.50	$3.47	$3.84
Weighted average shares outstanding (in thousands)
Basic	121,363	123,367	121,865	123,643
Diluted	121,787	124,066	122,240	124,468

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Net earnings	$191	$191	$434	$488
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	7	3	(13)
Net unrealized gains (losses) on derivatives	11	(2)	3	(7)
Pension and postretirement benefit adjustments	—	—	(1)	(1)
Total other comprehensive (loss) income, net of tax	7	5	5	(21)
Comprehensive income	198	196	439	467
Less: Total comprehensive income attributable to noncontrolling interests	4	5	10	10
Total comprehensive income attributable to Clorox	$194	$191	$429	$457

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	3/31/2026	6/30/2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,187	$167
Receivables, net	671	821
Inventories, net	588	523
Prepaid expenses and other current assets	205	97
Total current assets	2,651	1,608
Property, plant and equipment, net of accumulated depreciation and amortization of $3,044 and $2,911, respectively	1,235	1,267
Operating lease right-of-use assets	355	333
Goodwill	1,229	1,229
Trademarks, net	502	502
Other intangible assets, net	49	64
Other assets	415	558
Total assets	$6,436	$5,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$1,591	$4
Current operating lease liabilities	85	87
Accounts payable and accrued liabilities	1,479	1,828
Total current liabilities	3,155	1,919
Long-term debt	2,487	2,484
Long-term operating lease liabilities	323	305
Other liabilities	356	351
Deferred income taxes	23	20
Total liabilities	6,344	5,079
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of March 31, 2026 and June 30, 2025; and 120,920,243 and 122,694,263 shares outstanding as of March 31, 2026 and June 30, 2025, respectively	131	131
Additional paid-in capital	1,315	1,319
Retained earnings	223	432
Treasury stock, at cost: 9,821,218 and 8,047,198 shares as of March 31, 2026 and June 30, 2025, respectively	(1,584)	(1,404)
Accumulated other comprehensive net (loss) income	(152)	(157)
Total Clorox stockholders’ (deficit) equity	(67)	321
Noncontrolling interests	159	161
Total stockholders’ equity	92	482
Total liabilities and stockholders’ equity	$6,436	$5,561

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine months ended
	3/31/2026	3/31/2025
Operating activities:
Net earnings	$434	$488
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	169	162
Stock-based compensation	49	64
Deferred income taxes	135	(16)
Venture Agreement termination payment	(476)	—
Loss on divestiture	—	112
Other	(18)	(9)
Changes in:
Receivables, net	158	71
Inventories, net	(64)	(54)
Prepaid expenses and other current assets	(14)	(28)
Accounts payable and accrued liabilities	(12)	(87)
Operating lease right-of-use assets and liabilities, net	(5)	1
Income taxes payable / prepaid	(74)	(17)
Net cash provided by operations	282	687
Investing activities:
Capital expenditures	(121)	(145)
Proceeds from divestiture, net of cash divested	—	128
Other	1	(1)
Net cash used for investing activities	(120)	(18)
Financing activities:
Notes and loans payable, net	1,581	50
Treasury stock purchased	(256)	(257)
Cash dividends paid to Clorox stockholders	(452)	(452)
Cash dividends paid to noncontrolling interests	—	(16)
Issuance of common stock for employee stock plans and other	(16)	30
Net cash provided by (used for) financing activities	857	(645)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,017	22
Cash, cash equivalents and restricted cash:
Beginning of period	170	207
End of period	$1,187	$229

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2026 and 2025, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. Percentage and basis point calculations are based on rounded numbers, except for per share data and the effective tax rate.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” These amendments primarily require enhanced disclosures and disaggregation of income tax information by jurisdiction in the annual income tax reconciliation and quantitative and qualitative disclosures regarding income taxes paid. These amendments are to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2024. Other than the new disclosure requirements, this guidance will not have an impact on the Company’s consolidated financial statements.
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

NOTE 2. VENTURE AGREEMENT
The Company’s venture agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business (the Venture Agreement) expired on January 31, 2026. In connection with this agreement, P&G provided research and development (R&D) support to the Glad business. As of June 30, 2025, P&G had a 20% interest in the venture. The Company paid a royalty to P&G for its interest in the profits, losses and cash flows, as contractually defined, of the Glad business, which is included in Cost of products sold.
The Venture Agreement, at its expiration, required the Company to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of June 30, 2025, the estimated fair value of P&G’s interest in the venture was $476, of which $501 was recognized and reflected in Accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheet.
On January 31, 2026, the Company and P&G agreed that the Company would purchase P&G’s 20% interest, which was paid in cash for $476 on March 2, 2026 and is reflected in Operating activities within the condensed consolidated statement of cash flows.
The Glad business will continue to retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.
NOTE 3. DIVESTITURE
Divestiture of Better Health Vitamins, Minerals and Supplements (VMS) Business
On September 10, 2024, the Company completed the divestiture of its Better Health VMS business. As a result of the transaction, the Company recorded an after tax loss of $118 during the first quarter of fiscal year 2025. Net sales of the Better Health VMS business for the three and nine months ended March 31, 2025 were $0 and $38, respectively. Refer to notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for further information related to the Better Health VMS business divestiture.
NOTE 4. INVENTORIES, NET
Inventories, net consisted of the following as of:

	3/31/2026	6/30/2025
Finished goods	$489	$447
Raw materials and packaging	151	141
Work in process	23	15
LIFO allowances	(75)	(80)
Total inventories, net	$588	$523
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
All outstanding amounts related to suppliers participating in the SCF program are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows. As of March 31, 2026 and June 30, 2025, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $185 and $236, respectively.

NOTE 6. DEBT
Short-term borrowings
As of March 31, 2026, the Company had outstanding $1,591 of Notes and loans payable primarily comprised of U.S. commercial paper borrowings to finance the previously announced GOJO Industries, Inc. (GOJO) acquisition and fund the Venture Agreement termination payment. See Note 14 and Note 2 for additional details related to the acquisition and Venture Agreement payment, respectively.
The weighted average effective interest rate of notes and loans payable as of March 31, 2026 and June 30, 2025 was 4.00% and 4.61%, respectively.
Credit arrangements
On March 6, 2026, in connection with the acquisition of GOJO, the Company entered into a $1,000 364-day revolving credit agreement (the 364-Day Revolving Credit Agreement) that matures on March 5, 2027, and a $1,250 Delayed Draw Term Credit Agreement (the Delayed Draw Term Credit Agreement). Any loans under the Delayed Draw Term Credit Agreement mature on March 5, 2027. Amounts available under the 364-Day Revolving Credit Agreement are for general corporate purposes. The Delayed Draw Term Credit Agreement provides the Company with the ability to borrow up to $1,250 at the closing of the GOJO acquisition, subject to satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the consideration under the membership interest purchase agreement (the Acquisition Agreement), paying related fees and expenses and repaying certain indebtedness of GOJO as contemplated by the Acquisition Agreement, with remaining amounts available to Clorox for general corporate purposes. The 364-Day Revolving Credit Agreement and Delayed Draw Term Credit Agreement are incremental to the existing $1,200 revolving credit agreement available to Clorox for general corporate purposes that matures in March 2030.
There were no borrowings under the 364-Day Revolving Credit Agreement nor the Delayed Draw Term Credit Agreement as of March 31, 2026 and no borrowings under the $1,200 revolving credit agreement that matures in March 2030 as of March 31, 2026 or June 30, 2025. The 364-Day Revolving Credit Agreement and Delayed Draw Term Credit Agreement include certain restrictive covenants and limitations consistent with the existing revolving credit agreement, with which the Company was in compliance as of March 31, 2026.
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
The notional amounts of outstanding commodity derivatives, which related primarily to exposures in soybean oil used for the food business and jet fuel used for the grilling business, were $29 and $36 as of March 31, 2026 and June 30, 2025, respectively.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $41 and $67 as of March 31, 2026 and June 30, 2025, respectively.

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The notional amounts of outstanding interest rate contracts used by the Company to hedge forecasted debt issuance were $200 and $0 as of March 31, 2026 and June 30, 2025, respectively. These contracts represent interest rate swap lock agreements to manage the exposure to interest rate volatility associated with future interest payments on the forecasted debt issuance as part of the GOJO acquisition.
Commodity, Foreign Exchange and Interest Rate Derivatives
The Company designates its commodity forward, futures and options contracts for forecasted purchases of raw materials, foreign currency forward contracts for forecasted purchases of inventory and interest rate contracts for forecasted interest payments as cash flow hedges.
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Commodity purchase derivative contracts	$14	$1	$13	$(2)
Foreign exchange derivative contracts	—	(1)	—	1
Interest rate derivative contracts	5	—	5	—
Total	$19	$—	$18	$(1)

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended		Nine months ended
		3/31/2026	3/31/2025	3/31/2026	3/31/2025
Commodity purchase derivative contracts	Cost of products sold	$—	$(2)	$2	$(5)
Foreign exchange derivative contracts	Cost of products sold	(1)	—	(1)	—
Interest rate derivative contracts	Interest expense	4	4	10	10
Total		$3	$2	$11	$5
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of March 31, 2026 that is expected to be reclassified into Net earnings within the next twelve months is $26.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. Certain terms of these agreements require the Company or the counterparty to post collateral when the fair value of the derivative instruments exceeds contractually defined counterparty liability position limits. Of the over-the-counter derivative instruments in liability positions, $0 and $2 contained such terms as of March 31, 2026 and June 30, 2025, respectively. As of both March 31, 2026 and June 30, 2025, neither the Company nor any counterparty was required to post any collateral as no counterparty liability position limits were exceeded.

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
Certain terms of the agreements governing the Company’s over-the-counter derivative instruments require the Company’s credit ratings, as assigned by Standard & Poor’s and Moody’s to the Company and its counterparties, to remain at a level equal to or better than the minimum of an investment grade credit rating. If the Company’s credit ratings were to fall below investment grade, the counterparties to the derivative instruments could request full collateralization on derivative instruments in net liability positions. As of both March 31, 2026 and June 30, 2025, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
Certain of the Company’s exchange traded futures and options contracts used for commodity price risk management include requirements for the Company to post collateral in the form of a cash margin account held by the Company’s broker for trades conducted on that exchange. As of both March 31, 2026 and June 30, 2025, the Company maintained cash margin balances related to exchange traded futures and options contracts of $0 and $2, respectively, which are classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of both March 31, 2026 and June 30, 2025, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.

NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
All of the Company’s derivative instruments qualify for hedge accounting. The following table provides information about the balance sheet classification and the fair values of the Company’s derivative instruments:

			3/31/2026		6/30/2025
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Commodity purchase futures contracts	Prepaid expenses and other current assets	1	$7	$7	$3	$3
Commodity purchase swaps contracts	Prepaid expenses and other current assets	2	5	5	—	—
Commodity purchase futures contracts	Other assets	1	—	—	1	1
Foreign exchange forward contracts	Prepaid expenses and other current assets	2	1	1	—	—
Interest rate forward contracts	Prepaid expenses and other current assets	2	5	5	—	—
			$18	$18	$4	$4
Liabilities
Commodity purchase swaps contracts	Accounts payable and accrued liabilities	2	$—	$—	$1	$1
Foreign exchange forward contracts	Accounts payable and accrued liabilities	2	1	1	1	1
			$1	$1	$2	$2
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			3/31/2026		6/30/2025
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$715	$715	$54	$54
Time deposits	Cash and cash equivalents (1)	2	332	332	10	10
Trust assets for nonqualified deferred compensation plans	Other assets	1	171	171	169	169
			$1,218	$1,218	$233	$233
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$1,591	$1,591	$4	$4
Long-term debt	Long-term debt (3)	2	2,487	2,432	2,484	2,431
			$4,078	$4,023	$2,488	$2,435
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

NOTE 8. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 25.4% and 24.9% for the three and nine months ended March 31, 2026, respectively, and 24.8% and 26.9% for the three and nine months ended March 31, 2025, respectively. The higher tax rate in the prior nine month period as compared to the current period was primarily driven by the nondeductibility of the loss on the divestiture of the Better Health VMS business, partially offset by an international legal entity reorganization and favorable stock-based compensation deductions, all in the prior period.
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
NOTE 9. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Basic	121,363	123,367	121,865	123,643
Dilutive effect of stock options and other	424	699	375	825
Diluted	121,787	124,066	122,240	124,468

Antidilutive stock options and other	2,667	1,575	2,667	1,575
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.
NOTE 10. OTHER (INCOME) EXPENSE, NET
The major components of Other (income) expense, net were:

	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Amortization of trademarks and other intangible assets	$5	$5	$15	$16
Trust investment (gains) losses, net	3	2	(9)	(6)
Net periodic benefit (credit) cost	1	3	2	—
Foreign exchange transaction losses, net	2	(1)	3	2
Income from equity investees	—	—	(2)	(3)
Interest income	(4)	(2)	(7)	(7)
Cyberattack insurance recoveries (1)	—	(33)	—	(65)
Other	(1)	(8)	—	(16)
Total	$6	$(34)	$2	$(79)
(1)On August 14, 2023, the Company experienced a cyberattack which resulted in wide-scale disruptions to the Company’s business operations. In the three and nine months ended March 31, 2025, the Company recorded insurance recoveries of $(35) and $(70) respectively, of which $(2) and $(5) respectively was recorded in Cost of products sold and the remainder was recorded in Other (income) expense, net. Business interruption and other insurance recoveries that do not correspond directly to previously incurred expenses are recognized in Other (income) expense, net. Refer to notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for further information related to the August 2023 Cyberattack.

NOTE 11. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended March 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of December 31, 2024	$131	130,741	$1,287	$68	$(1,346)	(7,591)	$(181)	$162	$121
Net earnings	—	—	—	186	—	—	—	5	191
Other comprehensive (loss) income	—	—	—	—	—	—	5	—	5
Dividends to Clorox stockholders ($1.22 per share declared)	—	—	—	(152)	—	—	—	—	(152)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	24	—	—	—	—	—	24
Other employee stock plan activities	—	—	(7)	(3)	15	101	—	—	5
Balance as of March 31, 2025	$131	130,741	$1,304	$99	$(1,331)	(7,490)	$(176)	$163	$190

Balance as of December 31, 2025	$131	130,741	$1,304	$190	$(1,591)	(9,851)	$(159)	$160	$35
Net earnings	—	—	—	187	—	—	—	4	191
Other comprehensive (loss) income	—	—	—	—	—	—	7	—	7
Dividends to Clorox stockholders ($1.24 per share declared)	—	—	—	(152)	—	—	—	—	(152)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	15	—	—	—	—	—	15
Other employee stock plan activities	—	—	(4)	(2)	7	30	—	—	1
Balance as of March 31, 2026	$131	130,741	$1,315	$223	$(1,584)	(9,821)	$(152)	$159	$92

	Nine months ended March 31
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2024	$131	130,741	$1,288	$250	$(1,186)	(6,540)	$(155)	$164	$492
Net earnings	—	—	—	478	—	—	—	10	488
Other comprehensive (loss) income	—	—	—	—	—	—	(21)	—	(21)
Dividends to Clorox stockholders ($4.88 per share declared)	—	—	—	(609)	—	—	—	—	(609)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	64	—	—	—	—	—	64
Other employee stock plan activities	—	—	(48)	(20)	112	745	—	—	44
Treasury stock purchased	—	—	—	—	(257)	(1,695)	—	—	(257)
Balance as of March 31, 2025	$131	130,741	$1,304	$99	$(1,331)	(7,490)	$(176)	$163	$190

Balance as of June 30, 2025	$131	130,741	$1,319	$432	$(1,404)	(8,047)	$(157)	$161	$482
Net earnings	—	—	—	424	—	—	—	10	434
Other comprehensive (loss) income	—	—	—	—	—	—	5	—	5
Dividends to Clorox stockholders ($4.96 per share declared)	—	—	—	(608)	—	—	—	—	(608)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Stock-based compensation	—	—	49	—	—	—	—	—	49
Other employee stock plan activities	—	—	(53)	(25)	78	383	—	—	—
Treasury stock purchased	—	—	—	—	(258)	(2,157)	—	—	(258)
Balance as of March 31, 2026	$131	130,741	$1,315	$223	$(1,584)	(9,821)	$(152)	$159	$92

NOTE 11. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of December 31, 2024	$(259)	$80	$(2)	$(181)
Other comprehensive (loss) income before reclassifications	6	—	—	6
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(2)	—	(2)
Income tax benefit (expense)	1	—	—	1
Net current period other comprehensive (loss) income	7	(2)	—	5
Balance as of March 31, 2025	$(252)	$78	$(2)	$(176)

Balance as of December 31, 2025	$(226)	$69	$(2)	$(159)
Other comprehensive (loss) income before reclassifications	(4)	19	—	15
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(3)	—	(3)
Income tax benefit (expense)	—	(5)	—	(5)
Net current period other comprehensive (loss) income	(4)	11	—	7
Balance as of March 31, 2026	$(230)	$80	$(2)	$(152)

	Nine months ended March 31
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2024	$(239)	$85	$(1)	$(155)
Other comprehensive (loss) income before reclassifications	(14)	(1)	—	(15)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(5)	(1)	(6)
Income tax benefit (expense)	1	(1)	—	—
Net current period other comprehensive (loss) income	(13)	(7)	(1)	(21)
Balance as of March 31, 2025	$(252)	$78	$(2)	$(176)

Balance as of June 30, 2025	$(233)	$77	$(1)	$(157)
Other comprehensive (loss) income before reclassifications	2	18	—	20
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(11)	(1)	(12)
Income tax benefit (expense)	1	(4)	—	(3)
Net current period other comprehensive (loss) income	3	3	(1)	5
Balance as of March 31, 2026	$(230)	$80	$(2)	$(152)

NOTE 12. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $28 and $27 as of March 31, 2026 and June 30, 2025, respectively, for its share of aggregate future remediation costs related to these matters.
One matter, which accounted for $12 of the recorded liability as of both March 31, 2026 and June 30, 2025, relates to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California. In November 2016, at the request of regulators and with the assistance of environmental consultants, the Company submitted a Feasibility Study that evaluated various options for managing groundwater at the site and included estimates of the related costs. Following further discussions with the regulators in 2017, the Company recorded an undiscounted liability for costs estimated to be incurred over a 30-year period, based on one of the options in the Feasibility Study related to groundwater. In September 2021, as a result of an additional study and further discussions with regulators, the Company submitted a Soil Vapor Intrusion Report to the regulators. In January 2023, the regulators issued a new order directing the Company and the current property owner to conduct a Remedial Investigation and then prepare a Feasibility Study to evaluate and remediate impacts to soil, groundwater, soil vapor and indoor air. While the Company believes its latest estimates of remediation costs (including any related to soil, groundwater, soil vapor and indoor air impacts) are reasonable, the ultimate remediation requirements are not yet finalized and the regulators could require the Company to implement remediation actions for a longer period or take additional actions, which could include estimated undiscounted costs in the aggregate of up to approximately $28 over an estimated 30-year period, or require the Company to take different actions and incur additional costs.
Another matter in Dickinson County, Michigan, at the site of one of the Company’s former operations for which the Company is jointly and severally liable, accounted for $10 of the recorded liability as of both March 31, 2026 and June 30, 2025. This amount reflects the Company’s agreement to be liable for 24.3% of the aggregate remediation and associated costs for this matter pursuant to a cost-sharing agreement with a third party. If the third party is unable to pay its share of the response and remediation obligations, the Company may be responsible for such obligations. With the assistance of environmental consultants, the Company maintains an undiscounted liability representing its current best estimate of its share of the capital expenditures, maintenance and other costs that may be incurred over an estimated 30-year remediation period. Although it is reasonably possible that the Company’s exposure may exceed the amount recorded for the Dickinson County matter, any amount of such additional exposures, or range of exposures, is not estimable at this time.
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
The Company had not recorded any material liabilities on the aforementioned guarantees as of both March 31, 2026 and June 30, 2025.
The Company was a party to letters of credit of $18 as of March 31, 2026, primarily related to its insurance carriers, of which $0 had been drawn upon.

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
Net sales by segment and a reconciliation to the Company’s consolidated net sales for the three and nine months ended March 31:

	Net sales
	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Health and Wellness	$629	$630	$1,837	$1,956
Household	482	469	1,263	1,362
Lifestyle	277	306	843	964
International	285	263	832	796
Reportable segment total	$1,673	$1,668	$4,775	$5,078
Corporate and Other	(3)	—	(3)	38
Total	$1,670	$1,668	$4,772	$5,116
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.

NOTE 13. SEGMENT RESULTS (Continued)
Segment adjusted EBIT, including the significant segment expense provided to the CODM, and a reconciliation to earnings before income taxes for the three and nine months ended March 31:

	Segment adjusted earnings (losses) before interest and income taxes
	Three months ended March 31, 2026
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$629	$482	$277	$285
Cost of products sold	319	316	146	177
Other segment items (1)	152	92	71	72
Segment adjusted EBIT	$158	$74	$60	$36	$328
Corporate and Other					(32)
Interest income					4
Interest expense					(27)
Acquisition and integration costs (2)					(7)
Digital capabilities and productivity enhancements investment (3)					(10)
Earnings before income taxes					$256

	Segment adjusted earnings (losses) before interest and income taxes
	Nine months ended March 31, 2026
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$1,837	$1,263	$843	$832
Cost of products sold	919	858	430	530
Other segment items (1)	446	282	243	216
Segment adjusted EBIT	$472	$123	$170	$86	$851
Corporate and Other					(139)
Interest income					7
Interest expense					(75)
Acquisition and integration costs (2)					(7)
Digital capabilities and productivity enhancements investment (3)					(59)
Earnings before income taxes					$578
(1)Other segment items includes selling and administrative expenses, advertising costs, research and development costs and other income and expenses. The items defined in segment adjusted EBIT above are excluded from other segment items and Corporate and Other.
(2)Represents the expenses related to the Company’s acquisition and integration of GOJO corresponding to Corporate and Other. See Note 14 for additional details related to the acquisition.
(3)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.

NOTE 13. SEGMENT RESULTS (Continued)

	Segment adjusted earnings (losses) before interest and income taxes
	Three months ended March 31, 2025
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$630	$469	$306	$263
Cost of products sold	305	308	154	162
Other segment items (1)	156	100	92	70
Segment adjusted EBIT	$169	$61	$60	$31	$321
Corporate and Other					(55)
Interest income					2
Interest expense					(23)
Loss on divestiture (2)					—
Cyberattack costs, net of insurance recoveries (3)					35
Digital capabilities and productivity enhancements investment (4)					(26)
Earnings before income taxes					$254

	Segment adjusted earnings (losses) before interest and income taxes
	Nine months ended March 31, 2025
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$1,956	$1,362	$964	$796
Cost of products sold	928	897	479	495
Other segment items (1)	431	296	289	214
Segment adjusted EBIT	$597	$169	$196	$87	$1,049
Corporate and Other					(193)
Interest income					7
Interest expense					(66)
Loss on divestiture (2)					(118)
Cyberattack costs, net of insurance recoveries (3)					70
Digital capabilities and productivity enhancements investment (4)					(81)
Earnings before income taxes					$668
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
(3)Represents insurance recoveries related to the cyberattack corresponding to Corporate and Other. See Note 10 for further discussion.
(4)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.

NOTE 13. SEGMENT RESULTS (Continued)
Certain other segment disclosures were as follows:

	Health and Wellness	Household	Lifestyle	International	Corporate and Other	Total Company
Total assets
Balance as of 3/31/2026	$1,198	$1,085	$1,098	$1,306	$1,749	$6,436
Balance as of 6/30/2025	1,217	1,091	1,103	1,329	821	5,561
(Income) Loss from equity investees included in Other (income) expense, net

Three months ended 03/31/2026	—	—	—	—	—	—
Three months ended 03/31/2025	—	—	—	—	—	—
Nine months ended 03/31/2026	—	—	—	(2)	—	(2)
Nine months ended 03/31/2025	—	—	—	(3)	—	(3)
Capital expenditures
Three months ended 03/31/2026	13	15	6	9	—	43
Three months ended 03/31/2025	15	19	9	7	3	53
Nine months ended 03/31/2026	36	47	18	17	3	121
Nine months ended 03/31/2025	38	58	28	13	8	145
Depreciation and amortization
Three months ended 3/31/2026	15	22	6	11	4	58
Three months ended 3/31/2025	14	20	7	10	4	55
Nine months ended 03/31/2026	44	63	20	32	10	169
Nine months ended 03/31/2025	42	58	18	31	13	162
Significant noncash charges included in earnings before interest and income taxes:
Stock-based compensation
Three months ended 3/31/2026	4	2	2	1	6	15
Three months ended 3/31/2025	4	3	2	2	13	24
Nine months ended 03/31/2026	12	8	6	4	19	49
Nine months ended 03/31/2025	12	9	6	5	32	64

NOTE 13. SEGMENT RESULTS (Continued)
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, was 28% and 27% for the three and nine months ended March 31, 2026, respectively, and 27% and 26% for the three and nine months ended March 31, 2025, respectively.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Cleaning	33%	33%	33%	33%
Professional Products	5	5	5	5
Health and Wellness	38%	38%	38%	38%
Bags and Wraps	12	12	12	12
Cat Litter	8	8	9	9
Grilling	9	8	6	6
Household	29%	28%	27%	27%
Food	11	11	10	11
Water Filtration	2	4	4	4
Natural Personal Care	3	3	4	4
Lifestyle	16%	18%	18%	19%
International	17%	16%	17%	15%
Corporate and Other	—%	—%	—%	1%
Total Company	100%	100%	100%	100%
NOTE 14. SUBSEQUENT EVENTS
On April 1, 2026, the Company completed the previously announced acquisition of GOJO, makers of Purell and a leader of skin health and hygiene solutions. The Company acquired all of the issued and outstanding membership interests of GOJO, which is based in northeast Ohio. The acquisition reflects the Company's strategy to expand its position in health and hygiene and accelerate profitable growth.
The acquisition was completed for a purchase price of approximately $2,250, but may ultimately be adjusted for indebtedness assumed, cash acquired and working capital and other adjustments. To finance the acquisition, the Company drew down $1,250 from the Delayed Draw Term Credit Agreement and used cash from commercial paper borrowings issued prior to March 31, 2026; see Note 6 for further details.
The GOJO acquisition will be accounted for as a business combination under the acquisition method of accounting with the purchase price allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. Due to the limited time since the closing of the transaction, the Company is in the process of completing its initial fair value estimates, which will be disclosed in the fourth quarter of fiscal year 2026. The Company expects the majority of the purchase price to be allocated to Goodwill, Trademarks, net and Other intangible assets, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 8, 2025, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three and nine month period ended March 31, 2026 (the current period) to the three and nine month period ended March 31, 2025 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
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

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended March 31, 2026, the Company continues to monitor macroeconomic conditions as a result of volatility in capital markets and developments in international trade policy. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
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
Global macroeconomic conditions remain volatile and geopolitical instability persists. This includes active military hostilities in the Middle East, specifically the ongoing conflict involving Iran, rising tensions in other regions, as well as actual and potential shifts in U.S. and foreign trade, economic and other policies, including the imposition of sanctions. These developments have increased uncertainty regarding the duration and potential escalation of conflicts, as well as the risk of economic disruptions that could impact global trade and supply chains. Given the dynamic nature of these conditions, the Company expects continued variability in the operating environment.
The Company has not experienced significant disruptions to its regional operations and global supply chain or significant cost increases during fiscal year 2026 to date due to the ongoing conflict involving Iran. However, the risks of future negative impacts from regional conflicts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present, and the Company expects to experience corresponding incremental costs and gross margin pressures in future periods.
The Company's transformation efforts continued into fiscal year 2026. The Company has continued transitioning core U.S. operations to the new enterprise resource planning system (ERP) as part of the phased implementation of its technology transformation. The Company remains in the stabilization phase and completed its implementation in the third quarter of fiscal year 2026. The total incremental transformational investment was approximately $580 million. The digital foundation provided by the Company’s new ERP supports its long-term financial goals through modernized capabilities that accelerate growth and deliver stronger efficiencies.
The Company will continue to invest in its brands, capabilities and people to deliver consistent, profitable growth over time. The acquisition of GOJO Industries, Inc. (GOJO), which closed on April 1, 2026, and the completed purchase of The Procter & Gamble Company’s (P&G) interest in the venture agreement for the Company’s Glad bags and wraps business (the Venture Agreement) on March 2, 2026 reflect the Company’s intent to continue evolving its portfolio to deliver long‑term value for shareholders.
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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended			Nine months ended
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025	% Change
Net sales	$1,670	$1,668	—%	$4,772	$5,116	(7)%

	Three months ended March 31, 2026
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/ Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP)(3)	Organic Volume (4)
Health and Wellness	—%	1%	—%	—%	(1)%	—%	1%
Household	3	3	—	—	—	3	3
Lifestyle	(9)	(6)	—	—	(3)	(9)	(6)
International	8	2	—	6	—	2	2
Total Company (5)	—%	—%	—%	1%	(1)%	(1)%	—%

	Nine months ended March 31, 2026
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures (1)	Foreign Exchange Impact	Price/Mix/ Other (2)	Organic Sales Growth / (Decrease) (Non-GAAP) (3)	Organic Volume (4)
Health and Wellness	(6)%	(5)%	—%	—%	(1)%	(6)%	(5)%
Household	(7)	(6)	—	—	(1)	(7)	(6)
Lifestyle	(13)	(11)	—	—	(2)	(13)	(11)
International	5	1	—	3	1	2	1
Total Company (4)(5)	(7)%	(6)%	(1)%	—%	(1)%	(6)%	(5)%
(1)The divestiture impact is calculated as net sales from the Better Health VMS business after the sale date in the nine month year-ago period.
(2)This represents the net impact on net sales growth / (decrease) from pricing actions, mix, trade promotion spending, mix from acquisitions and divestitures and other factors. In the nine months ended March 31, 2026, the impact from divestiture mix was 0% for Total Company.
(3)Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(4)Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the nine months ended March 31, 2026, the volume impact of divestitures was (1)% for Total Company.
(5)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
Net sales and volume in the current three month period were both essentially flat.
Net sales and volume in the current nine month period decreased by 7% and 6%, respectively, primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025.

	Three months ended			Nine months ended
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025	% Change
Gross profit	$722	$744	(3)%	$2,040	$2,289	(11)%
Gross margin	43.2%	44.6%		42.7%	44.7%

RESULTS OF OPERATIONS (Continued)
Gross margin decreased by 140 basis points in the current three month period from 44.6% to 43.2%. The decrease was primarily driven by higher manufacturing and logistics costs and unfavorable mix, partially offset by cost savings.
Gross margin decreased by 200 basis points in the current nine month period from 44.7% to 42.7%. The decrease was primarily driven by higher manufacturing and logistics costs and lower volume, partially offset by cost savings.

Expenses

	Three months ended
				% of Net Sales
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025
Selling and administrative expenses	$229	$267	(14)%	13.7%	16.0%
Advertising costs	177	207	(14)	10.6	12.4
Research and development costs	27	27	—	1.6	1.6

	Nine months ended
				% of Net Sales
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025
Selling and administrative expenses	$768	$828	(7)%	16.1%	16.2%
Advertising costs	533	599	(11)	11.2	11.7
Research and development costs	84	89	(6)	1.8	1.7
Selling and administrative expenses, as a percentage of net sales, decreased by 230 basis points and 10 basis points in the current three and nine month periods, respectively, versus the prior periods. The dollar decrease in selling and administrative expenses in both the current three and nine month periods was primarily due to lower costs related to the Company’s digital capabilities and productivity enhancements investment and lower incentive compensation.
Advertising costs, as a percentage of net sales, decreased by 180 basis points and 50 basis points in the current three and nine month periods, respectively, versus the prior periods. The Company continues to support its brands. The Company’s U.S. retail advertising investments as a percentage of net sales decreased from 14% to 11% in the current three month period.
Research and development costs, both as a percentage of net sales and dollars, were essentially flat in both the current three and nine month periods as compared to prior periods. The Company continues to invest in product innovation and cost savings.
Loss on divestiture, interest expense, other (income) expense, net and the effective tax rate on earnings

	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Loss on divestiture	$—	$—	$—	$118
Interest expense	27	23	75	66
Other (income) expense, net	6	(34)	2	(79)
Effective tax rate on earnings	25.4%	24.8%	24.9%	26.9%
Loss on divestiture of $118 in the prior nine month period reflects the loss on the divestiture of the Better Health VMS business. See notes to condensed consolidated financial statements for further information.
Other (income) expense, net was $6 and ($34) in the current and prior three month periods, respectively, and $2 and ($79) in the current and prior nine month periods, respectively. The variance between both the current and prior three and nine month periods was primarily due to lapping the benefit of insurance recoveries mainly related to the cyberattack in fiscal year 2024.
The effective tax rate on earnings was 25.4% and 24.9% for the current three and nine month periods, respectively and 24.8% and 26.9% for the prior three and nine months periods, respectively. The higher tax rate in the prior nine month period as compared to the current period was primarily driven by the nondeductibility of the loss on the divestiture of the Better Health VMS business, partially offset by an international legal entity reorganization and favorable stock-based compensation deductions, all in the prior period.

RESULTS OF OPERATIONS (Continued)
Diluted net earnings per share

	Three months ended			Nine months ended
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025	% Change
Diluted net earnings per share	$1.54	$1.50	3%	$3.47	$3.84	(10)%
Diluted net earnings per share (EPS) increased by $0.04, or 3%, in the current three month period, primarily due to cost savings and lower selling and administrative expenses, partially offset by higher manufacturing and logistics costs in the current period and lapping insurance recoveries in the prior period.
Diluted EPS decreased by $0.37, or 10%, in the current nine month period, primarily due to lower net sales and higher manufacturing and logistics costs in the current period and lapping insurance recoveries in the prior period, partially offset by lapping losses on the divestiture of the Better Health VMS business in the prior period and higher cost savings in the current period.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other. See notes to condensed consolidated financial statements for further discussion of the principal measure of segment profitability used by management, segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT):

	Net sales
	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Health and Wellness	$629	$630	$1,837	$1,956
Household	482	469	1,263	1,362
Lifestyle	277	306	843	964
International	285	263	832	796
Reportable segment total	1,673	1,668	4,775	5,078
Corporate and Other	(3)	—	(3)	38
Total	$1,670	$1,668	$4,772	$5,116

	Segment adjusted EBIT (1)
	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Health and Wellness	$158	$169	$472	$597
Household	74	61	123	169
Lifestyle	60	60	170	196
International	36	31	86	87
Reportable segment total	328	321	851	1,049
Corporate and Other	(32)	(55)	(139)	(193)
Total	$296	$266	$712	$856
Interest income	4	2	7	7
Interest expense	(27)	(23)	(75)	(66)
Loss on divestiture	—	—	—	(118)
Acquisition and integration costs	(7)	—	(7)	—
Cyberattack costs, net of insurance recoveries	—	35	—	70
Digital capabilities and productivity enhancements investment	(10)	(26)	(59)	(81)
Earnings before income taxes	$256	$254	$578	$668

SEGMENT RESULTS (Continued)
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings before income taxes, the most directly comparable GAAP financial measure.
Health and Wellness

	Three months ended			Nine months ended
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025	% Change
Net sales	$629	$630	—%	$1,837	$1,956	(6)%
Segment adjusted EBIT	158	169	(7)	472	597	(21)
Volume increased by 1%, net sales were essentially flat and segment adjusted EBIT decreased by 7% during the current three month period. The decrease in segment adjusted EBIT was primarily due to higher manufacturing and logistics costs, partially offset by cost savings.
Volume, net sales and segment adjusted EBIT decreased by 5%, 6% and 21%, respectively, during the current nine month period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The decrease in segment adjusted EBIT was primarily due to lower net sales and higher manufacturing and logistics costs, partially offset by cost savings.

Household

	Three months ended			Nine months ended
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025	% Change
Net sales	$482	$469	3%	$1,263	$1,362	(7)%
Segment adjusted EBIT	74	61	21	123	169	(27)
Both volume and net sales increased by 3% and segment adjusted EBIT increased by 21% during the current three month period. The volume increase was primarily due to shipment ahead of consumption in Cat Litter and Grilling. The increase in segment adjusted EBIT was mainly due to cost savings.
Volume, net sales and segment adjusted EBIT decreased by 6%, 7% and 27%, respectively, during the current nine month period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The decrease in segment adjusted EBIT was mainly due to lower net sales and higher manufacturing and logistics costs, partially offset by cost savings.

Lifestyle

	Three months ended			Nine months ended
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025	% Change
Net sales	$277	$306	(9)%	$843	$964	(13)%
Segment adjusted EBIT	60	60	—	170	196	(13)
Volume and net sales decreased by 6% and 9%, respectively, and segment adjusted EBIT was essentially flat, during the current three month period. The volume decrease was primarily due to lower consumption. The variance between volume and net sales was mainly due to higher trade promotion spending. Segment adjusted EBIT was essentially flat primarily due to lower net sales offset by lower advertising investments and lower selling and administrative expenses.
Volume decreased by 11% and both net sales and segment adjusted EBIT decreased by 13% during the current nine month period. The volume decrease was primarily due to lower shipments in the current period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The variance between volume and net sales was mainly due to higher trade promotion spending. The decrease in segment adjusted EBIT was primarily due to lower net sales, partially offset by lower advertising investments and cost savings.

SEGMENT RESULTS (Continued)
International

	Three months ended			Nine months ended
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025	% Change
Net sales	$285	$263	8%	$832	$796	5%
Segment adjusted EBIT	36	31	16	86	87	(1)
Volume, net sales, and segment adjusted EBIT increased by 2%, 8%, and 16%, respectively, during the current three month period. The volume increase was primarily driven by strong shipments in Asia. The variance between volume and net sales was mainly due to favorable foreign exchange rates. The increase in segment adjusted EBIT was primarily due to higher net sales and cost savings, partially offset by higher manufacturing and logistics costs.
Volume and net sales increased by 1% and 5%, respectively, and segment adjusted EBIT decreased by 1% in the current nine month period. The variance between volume and net sales was mainly due to favorable foreign exchange rates and favorable price mix. The decrease in segment adjusted EBIT was primarily due to higher manufacturing and logistics costs, partially offset by higher net sales and cost savings.

Corporate and Other
Corporate and Other includes certain non-allocated administrative and other costs, various other non-operating income and expenses, as well as the results of the Better Health VMS business, through the date of divestiture.

	Three months ended			Nine months ended
	3/31/2026	3/31/2025	% Change	3/31/2026	3/31/2025	% Change
Net Sales	$(3)	$—	(100)%	$(3)	$38	(108)%
Segment adjusted EBIT	(32)	(55)	42	(139)	(193)	28
Net sales decreased by 108% in the current nine month period primarily due to the divestiture of the Better Health VMS business in the first quarter of fiscal year 2025.
Segment adjusted EBIT increased by 42% and 28% in the current three month and nine month periods, respectively. The increase in segment adjusted EBIT in the current three month period was primarily due to decreases in employee-related expenses primarily due to lower employee incentive compensation. The increase in segment adjusted EBIT in the current nine month period was primarily due to decreases in employee-related expenses primarily due to lower employee incentive compensation and lower Better Health VMS operating expenses in the current period due to the divestiture.
In the first quarter of fiscal year 2025, the Company completed the divestiture of its Better Health VMS business. See notes to condensed consolidated financial statements for further information.
FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of March 31, 2026. The following table summarizes cash activities:

	Nine months ended
	3/31/2026	3/31/2025
Net cash provided by operations	$282	$687
Net cash used for investing activities	(120)	(18)
Net cash provided by (used for) financing activities	857	(645)
Operating Activities
Net cash provided by operations was $282 in the current nine month period, compared with $687 in the prior nine month period. The decrease was primarily driven by the Venture Agreement termination payment of $476 and lower cash earnings offset by lower working capital and lower tax payments in the current nine month period. The lower Accounts receivable balance in current period was primarily due to the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The higher Accounts payable and accrued liabilities balance was due to the timing of payments.

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
Investing Activities
Net cash used for investing activities was $120 in the current nine month period, compared with $18 in the prior nine month period. The year-over-year change was mainly due to net proceeds from the sale of the Better Health VMS business in the prior nine month period.
Financing Activities
Net cash provided by financing activities was $857 in the current nine month period, compared with net cash used of $645 in the prior nine month period. The year-over-year change was mainly due to higher cash sourced from short term borrowings in the current nine month period.
Capital Resources and Liquidity
As of March 31, 2026, current liabilities exceeded current assets by $504, primarily due to commercial paper borrowings used to finance the Company’s Venture Agreement termination payment.
As of March 31, 2026, the Company has issued approximately $1,591 of Notes and loans payable primarily comprised of U.S. commercial paper borrowings to finance the previously announced GOJO acquisition and fund the Venture Agreement termination payment.
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
Venture Agreement
The Company’s Venture Agreement expired on January 31, 2026. The agreement, at its expiration, required the Company to purchase P&G’s 20% interest for cash at fair value as established by predetermined valuation procedures. As of June 30, 2025, P&G had a 20% interest in the venture, and the estimated fair value of P&G’s interest in the venture was $476, of which $501 was recognized and reflected in Accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheet.
On January 31, 2026, the Company and P&G agreed that the Company would purchase P&G’s 20% interest, which was paid in cash for $476 on March 2, 2026.
The Glad business will continue to retain the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.
See notes to condensed consolidated financial statements for further information.
Credit Arrangements
As of March 31, 2026, the Company maintained $2,200 in revolving credit agreements comprised of a $1,000 364-day revolving credit agreement that matures in March 2027 (the 364-Day Revolving Credit Agreement) and a $1,200 revolving credit agreement that matures in March 2030 (collectively the Revolving Credit Agreements), and a $1,250 term credit agreement that matures in March 2027 (the Delayed Draw Term Credit Agreement).
On March 6, 2026, in connection with the GOJO acquisition, the Company entered into the 364-Day Revolving Credit Agreement and the Delayed Draw Term Credit Agreement. Amounts available under the 364-Day Revolving Credit Agreement are for general corporate purposes. The Delayed Draw Term Credit Agreement provides the Company with the ability to

FINANCIAL POSITION AND LIQUIDITY (Continued)
borrow up to $1,250 at the closing of the GOJO acquisition, subject to satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the consideration under the membership interest purchase agreement (the Acquisition Agreement), paying related fees and expenses and repaying certain indebtedness of GOJO as contemplated by the Acquisition Agreement, with remaining amounts available to Clorox for general corporate purposes.
There were no borrowings under the Revolving Credit Agreements and the Delayed Draw Term Credit Agreement as of March 31, 2026 and no borrowings under the $1,200 revolving credit agreement that matures in March 2030 as of June 30, 2025, and the Company believes that borrowings under the Revolving Credit Agreements and the Delayed Term Credit Agreement are and will continue to be available for the purposes stated in each agreement. The Revolving Credit Agreements and the Delayed Term Credit Agreement include certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar noncash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in each agreement.
The Company was in compliance with all restrictive covenants and limitations in the Revolving Credit Agreements and Delayed Draw Term Credit Agreement as of March 31, 2026 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of March 31, 2026, the Company maintained $35 of foreign and other credit lines, of which $8 was outstanding.
Subsequent to March 31, 2026, to finance the GOJO acquisition, the Company drew down $1,250 from the Delayed Draw Term Credit Agreement. The Company plans to refinance a portion of GOJO acquisition related borrowings using long-term debt financing.
Stock Repurchases and Dividend Payments
As of March 31, 2026, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three and nine months ended March 31, 2026, the Company repurchased 0 and 2,157 thousand shares of common stock at a cost of $0 and $254, respectively. During the three and nine months ended March 31, 2025, the Company repurchased 0 and 1,695 thousand shares of common stock at a cost of $0 and $257, respectively. These costs exclude the impact of excise taxes.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Dividends per share declared	$1.24	$1.22	$4.96	$4.88
Total dividends paid	150	150	452	452
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
Adjusted earnings before interest and income taxes (adjusted EBIT) represents earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as the pension settlement charge, incremental costs and insurance recoveries related to the August 2023 cyberattack, asset impairments, charges related to

NON-GAAP FINANCIAL MEASURES (Continued)
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

	Reconciliation of earnings before income taxes to adjusted EBIT
	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
Earnings before income taxes	$256	$254	$578	$668
Interest income	(4)	(2)	(7)	(7)
Interest expense	27	23	75	66
Loss on divestiture (1)	—	—	—	118
Acquisition and integration costs (2)	7	—	7	—
Cyberattack costs, net of insurance recoveries (3)	—	(35)	—	(70)
Digital capabilities and productivity enhancements investment (4)	10	26	59	81
Adjusted EBIT	$296	$266	$712	$856
(1)Represents the loss related to the divestiture of the Better Health VMS business.
(2)Represents expenses related to the Company’s acquisition and integration of GOJO.
As a result of this transaction, various acquisition and integration-related costs related to the acquisition and efforts to integrate the recently acquired business to the Company’s systems and processes were and will be incurred. These costs include direct acquisition transaction costs and legal-entity, operational, manufacturing, and information technology integration costs.
Due to the nature, scope and magnitude of these costs, the Company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company's operations and is useful for period over period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management.
(3)Represents incremental costs and insurance recoveries related to the cyberattack.
(4)Represents expenses related to the Company's digital capabilities and productivity enhancements investment.
As announced in August 2021, the company invested in transformative technologies and processes over a five-year period beginning in fiscal year 2022 and completed during the third quarter of fiscal year 2026. The investment included replacement of the company's ERP system and transitioning to a cloud-based platform as well as the implementation of a suite of other digital technologies. The total incremental transformational investment was approximately $580 million. It is expected that these implementations will generate efficiencies and transform the company's operations in the areas of supply chain, digital commerce, innovation, brand building and more over the long term.
Of the total investment, approximately 75% represented incremental operating costs primarily recorded within selling and administrative expenses to be adjusted from reported EPS for purposes of disclosing adjusted EPS. About 70% of these operating costs were related to the implementation of the ERP, with the remaining costs primarily related to the implementation of complementary technologies.
Due to the nature, scope and magnitude of this investment, these costs were considered by management to represent incremental transformational costs above the historical normal level of spending for information technology to support operations. Since these strategic investments, including incremental operating costs, ceased at the end of the investment period, are not expected to recur in the foreseeable future and are not considered representative of the Company's underlying operating performance, the Company's management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company's operations and is useful for period-over-period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management.

NON-GAAP FINANCIAL MEASURES (Continued)
During the three and nine months ended March 31, 2026, the Company incurred approximately $10 and $59, respectively, and during the three and nine months ended March 31, 2025 the Company incurred approximately $26 and $81, respectively, of operating expenses related to its digital capabilities and productivity enhancements investment. The expenses relate to the following:

	Three months ended		Nine months ended
	3/31/2026	3/31/2025	3/31/2026	3/31/2025
External consulting fees (a)	$7	$19	$46	$56
IT project personnel costs (b)	1	1	3	5
Other (c)	2	6	10	20
Total	$10	$26	$59	$81
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
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most comparable GAAP measure:

	Three months ended March 31, 2026
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	—%	3%	(9)%	8%	—%
Add: Foreign Exchange	—	—	—	(6)	(1)
Organic sales growth / (decrease) (non-GAAP)	—%	3%	(9)%	2%	(1)%

	Nine months ended March 31, 2026
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	(6)%	(7)%	(13)%	5%	(7)%
Add: Foreign Exchange	—	—	—	(3)	—
Add/(Subtract): Divestitures / Acquisitions (2)	—	—	—	—	1
Organic sales growth / (decrease) (non-GAAP)	(6)%	(7)%	(13)%	2%	(6)%
(1)Total Company includes Corporate and Other. Corporate and Other includes the results of the Better Health VMS business through the date of divestiture.
(2)The divestiture impact is calculated as net sales from the Better Health VMS business after the sale date in the nine month year-ago period.

CAUTIONARY STATEMENT
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, regarding the acquisition of GOJO, and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, including as a result of the GOJO acquisition, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect the Company’s current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•the risks arising from the integration of the GOJO business; the uncertainty of rating agency actions; the risk that the anticipated benefits and synergies of the acquisition may not be realized when expected or at all; the risk of unexpected costs or expenses resulting from the acquisition, including the costs of financing; the risk of litigation related to the acquisition, including resulting expense; the risks related to disruption to ongoing business operations of the Company and GOJO and diversion of time of management of the Company and GOJO as a result of the acquisition; the risk that the acquisition may have an adverse effect on the ability of the Company and GOJO to retain key personnel, customers and suppliers; the risk that the credit ratings of the Company decline following the acquisition; the risk that the consummation of the acquisition has a negative effect on the market price of the common stock of the Company or on the Company’s or GOJO’s operating results;
•unfavorable general economic and geopolitical conditions beyond the Company’s control, including inflation, supply chain disruptions, labor shortages, wage pressures, fuel and energy costs, interest rate fluctuations, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, terrorism, and unstable geopolitical conditions, including active armed conflicts and military hostilities in the Middle East, such as the ongoing conflict involving Iran, and rising tensions in various parts of the world, as well as macroeconomic and geopolitical volatility and uncertainty resulting from a number of these and other factors, such as actual and potential shifts in U.S. and foreign trade policies, escalating trade tensions between the U.S. and its trading partners, especially China, the potential expansion of sanctions regimes, and disruptions to global markets or transportation routes, particularly due to the imposition of U.S. and retaliatory tariffs;
•the impact of market and category declines, and the Company’s product and geographic mix on its ability to meet sales growth targets;
•the Company’s ability to successfully execute or realize the anticipated benefits of its strategic or transformational initiatives, including the ERP transition and the related timing and volume of shipment movement related to the ERP transition;
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

CAUTIONARY STATEMENT (Continued)
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
•risks related to the Company’s continued operation of the Glad business;
•risks related to international operations and international trade, including changing macroeconomic conditions as a result of inflation, volatile commodity prices and increases in raw and packaging materials prices, labor, energy and logistics; global economic or political instability; foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls; changes in governmental policies, including trade policy and tariffs, travel or immigration restrictions, new or additional tariffs, and price or other controls; labor claims and civil unrest; potential operational or supply chain disruptions from wars and military conflicts, including active armed conflicts and military hostilities in the Middle East, such as the ongoing conflict involving Iran, and/or Ukraine and rising tensions in various parts of the world, such as between China and Taiwan; potential negative impact and liabilities from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach; widespread health emergencies; and the possibility of nationalization, expropriation of assets or other government action or inaction, including the impacts of any prolonged U.S. government shutdown;
•the impact of climate change and other sustainability issues on sales, operating costs, reputation or stakeholder relationships;
•the impact of product liability claims, labor claims and other legal, governmental or tax proceedings, including in foreign jurisdictions and in connection with any product recalls;
•risks relating to acquisitions, new ventures and divestitures, and associated costs, including for asset impairment charges related to, among others, intangible assets, including trademarks and goodwill, and integration costs and potential contingent liabilities related to those transactions;
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
The Company’s forward-looking statements in this Report are based on management’s current views, beliefs, assumptions and expectations regarding future events and speak only as of the date of this Report. The Company undertakes no obligation to

CAUTIONARY STATEMENT (Continued)
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
During the first fiscal quarter of the fiscal year ending June 30, 2026, the Company began transitioning core U.S. operations to the new enterprise resource planning system (ERP) as part of the continuing phased implementation of its technology transformation. This transition was completed in the third quarter of fiscal year 2026. As a result of this transition, we have made changes to our internal control over financial reporting to address processes and procedures impacted by the ERP implementation.
Other than the ERP implementation noted above, no change in the Company’s internal control over financial reporting occurred during the third fiscal quarter of the fiscal year ending June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the third quarter of fiscal year 2026.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2026	—	$—	—	$876 million
February 1 to 28, 2026	—	—	—	$876 million
March 1 to 31, 2026	—	—	—	$876 million
Total	—	—	—
(1) Average price paid per share in the period includes commission and excludes the impact of excise taxes.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.2*	Bylaws (amended and restated) (filed as exhibit 3.2 to the Current Report on Form 8-K, filed May 23, 2025, incorporated herein by reference.)
10.1
364-Day Revolving Credit Agreement, dated as of March 6, 2026, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent (filed as exhibit 10.1 to the Current Report on Form 8-K, filed March 10, 2026, incorporated herein by reference).

10.2
Term Credit Agreement, dated as of March 6, 2026, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent (filed as exhibit 10.2 to the Current Report on Form 8-K, filed March 10, 2026, incorporated herein by reference).

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
*Refiled herewith to provide an updated hyperlink to the appropriate prior filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: April 30, 2026	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller