Form 10-K
period 2026-06-30
CLOROX CO /DE/
filed 2026-08-07
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	for the fiscal year ended	June 30, 2026
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________to__________.
	Commission file number:	1-07151
THE CLOROX COMPANY
(Exact name of registrant as specified in its charter)

Delaware	31-0595760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1221 Broadway, Oakland, California 94612-1888

(Address of principal executive offices) (ZIP code)

	(510)	271-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)		Name of each exchange on which registered
Common Stock – $1.00 par value	CLX		New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10d-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $12.2 billion.
As of July 22, 2026, there were 120,931,005 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days after June 30, 2026, are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

THE CLOROX COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2026

PART I
This Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (this Report), including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, among others, statements regarding the acquisition of GOJO Industries, Inc. (GOJO), and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts” and variations on such words, and similar expressions that reflect our current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed below. Important factors that could affect performance and cause results to differ materially from management’s expectations are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, as updated from time to time in the Company’s U.S. Securities and Exchange Commission (SEC) filings.
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
ITEM 1. BUSINESS
Overview of Business
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with fiscal year 2026 net sales of $6.7 billion and about 9,200 employees worldwide as of June 30, 2026. The Company has operations in approximately 25 countries or territories and sells its products in approximately 95 markets, primarily through mass retailers; grocery outlets; warehouse clubs; dollar stores; home hardware centers; drug, pet and military stores; third-party and owned e-commerce channels; and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including Clorox® cleaning and disinfecting products; Pine-Sol® cleaner; Liquid-Plumr® clog removers; Poett® home care products; Glad® bags and wraps; Fresh Step® cat litter; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Brita® water-filtration products; and Burt’s Bees® natural personal care products. The Company also markets industry-leading products and technologies for professional customers, including those sold under the Purell®, CloroxPro™ and Clorox Healthcare® brand names. Over 80% of the Company’s sales are generated from brands that hold the No. 1 or No. 2 market share positions in their categories. The Company was founded in Oakland, California, in 1913 and is incorporated in Delaware.
In April 2026, the Company completed the acquisition of GOJO, expanding its product portfolio to include the Purell® brand and GOJO's health and hygiene solutions. The Company acquired all of the issued and outstanding membership interests of GOJO, which now operates as Clorox Purell and is based in northeast Ohio. The acquisition reflects the Company's strategy to expand its position in health and hygiene and strengthens its presence in business-to-business (B2B) channels, including healthcare and other institutional markets, through an established distribution network and a large installed base of dispensing systems that drive recurring demand.
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

The Company entered fiscal year 2026 focused on implementing and stabilizing its new enterprise resource planning (ERP) system. While this foundational effort created some expected near-term disruption, the Company continues to work towards optimization of its digital capabilities.
During the fiscal year, ongoing macroeconomic uncertainty continued to influence consumer shopping behaviors, resulting in category slowdowns and lower sales. Given these headwinds, as well as the timing impact of the final phase of ERP system implementation, which pulled certain sales into the prior fiscal year ahead of consumption, in fiscal year 2026 the Company saw decreases to organic sales and earnings. While net sales declined in fiscal year 2026, the Company strengthened the foundation of its business and expanded its portfolio through the GOJO acquisition. Diluted net earnings per share (EPS) decreased 26% compared to the year-ago period, primarily due to lower net sales and higher manufacturing and logistics costs, partially offset by lapping the loss on the divestiture of the Better Health Vitamins, Minerals and Supplements (VMS) business in the prior period.
The Company also launched numerous innovations and new products in fiscal year 2026, including the launch of Clorox PURE and Clorox Screen+ Sanitizing Wipes, expanded professional hygiene solutions from Clorox Healthcare and Purell, Fresh Step Lightweight Litter, Glad ForceFlex MaxStrength LeakGuard Trash Bags, new lip and body care offerings from Burt’s Bees, as well as new flavors and scents across Clorox, Glad, Hidden Valley Ranch and Pine-Sol.
The Company's venture agreement with The Procter & Gamble Company (P&G) for the Company’s Glad bags and wraps business (the Venture Agreement) expired on January 31, 2026. In connection with the expiration of the Venture Agreement, the Company was required to purchase P&G's 20% interest in the business at fair value. Following expiration of the Venture Agreement, the Glad business retains the exclusive core intellectual property licenses contributed by P&G on a royalty-free basis for the licensed products marketed.
The Company's transformation efforts continued in fiscal year 2026. As announced in August 2021, the Company committed to invest in transformative technologies and processes over a five-year period. This investment began in fiscal year 2022, and included replacement of the Company's ERP system and transitioning to a cloud-based platform as well as the implementation of a suite of other digital technologies. The Company began implementation of its core U.S. operations in fiscal year 2026. The Company completed its implementation in the third quarter of fiscal year 2026. The total incremental transformational investment was approximately $580 million. It is expected that these implementations will generate efficiencies and transform the Company's operations in the areas of supply chain, digital commerce, innovation, brand building and more over the long term.
During the fourth quarter of fiscal year 2025, certain retailers placed orders in advance of the ERP system transition in the U.S. to minimize any potential inventory impacts during the implementation phase. The incremental shipments provided a benefit to fiscal year 2025 net sales, however, the offsetting impacts were reflected in fiscal year 2026 net sales as retailers drew down this inventory.
In fiscal year 2026, the Company simplified its operating structure to streamline leadership oversight, align resources to drive the company's strongest growth opportunities, advance portfolio optimization efforts and support faster execution across the enterprise.
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
The Company has been broadly recognized throughout fiscal year 2026 for its integrated sustainability efforts. For the fourth consecutive year, Clorox was recognized among Barron’s 100 Most Sustainable U.S. Companies list. The Company was also recognized by Time as one of America’s Most Iconic Companies and listed among the World’s Most Trustworthy Companies by Newsweek. Clorox also received Kantar’s Outstanding Innovation Award and was named to Wall Street Journal's 250 Best Managed Companies.
Clorox also continued its longtime commitment to providing value to shareholders through regular dividends. During fiscal year 2026, the Company paid $602 million in dividends to shareholders. In July 2026, Clorox announced an increase of 1% to its dividend, consistent with its longstanding practice of delivering annual dividend increases.
For fiscal year 2027, Clorox will continue to invest in its brands and capabilities to build a stronger, more resilient company that delivers consistent, profitable growth over time.

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
•Health and Wellness consists of cleaning, disinfecting, sanitizing and professional products marketed and sold in the United States. Products within this segment include home care cleaning and disinfecting products and laundry additives, primarily under the Clorox, Clorox2, Pine-Sol, Scentiva, Tilex, Liquid-Plumr and Formula 409 brands; skin sanitization and cleaning products under the Purell and GOJO brands; professional cleaning and disinfecting products under the CloroxPro and Clorox Healthcare brands; and professional food service products under the Hidden Valley brand.
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
•International consists of products sold outside the United States. Products within this segment include laundry additives and home care products primarily marketed under the Clorox, Poett, Pine-Sol, Clorinda and Chux brands; bags and wraps under the Glad brand; cat litter primarily marketed under the Ever Clean and Fresh Step brands and water-filtration products marketed under the Brita brand.
The Company’s products are marketed and sold globally. The following table provides the Company’s global product lines, which were sold in the United States (including professional products) and internationally, that accounted for 10% or more of consolidated net sales for the fiscal years ended June 30:

	2026	2025	2024
Cleaning products	44%	44%	43%
Bags and wraps	15%	15%	15%
Food products	11%	12%	11%
Cat litter products	10%	10%	10%
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
Sources and Availability of Raw Materials
The Company purchases raw materials from numerous unaffiliated U.S. and international suppliers, some of which are sole source or single-source suppliers. Interruptions in the delivery of these materials could adversely impact the Company. Key raw materials used by the Company include resins, non-woven fabrics for wipes products, sodium hypochlorite, corrugated cardboard, soybean oil, solvent, derivatives of amines and other chemicals and agricultural commodities. Raw materials were generally available during fiscal year 2026 with minimal constraints. While the Company does not expect supply constraints in fiscal year 2027, supply risk may result from external factors outside of the Company's control.

To mitigate the volatility of the pricing of raw materials needed in its operations, the Company uses a combination of derivative instruments (including commodity futures and swaps), long-term supply contracts and other contractual arrangements with key suppliers. However, the Company remains highly exposed to changes in the prices of commodities and transportation used in manufacturing and shipping of its products as well as broader geopolitical developments. For further information regarding the impact of changes in commodity prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1, “Risk Factors – Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may continue to negatively impact, the Company’s net earnings and cash flow” and “Risk Factors – Supply chain issues can result in product shortages or disruptions to the Company’s business” in Item 1.A.
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
Customers
Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 27% and 25% of consolidated net sales for each of the fiscal years ended June 30, 2026, 2025 and 2024, respectively, and occurred across all of the Company’s reportable segments. No other customers accounted for 10% or more of the Company’s consolidated net sales in any of these fiscal years. The Company’s five largest customers accounted for about half of the Company’s consolidated net sales for each of the fiscal years 2026, 2025 and 2024.
Competition
The markets for consumer products are highly competitive. The Company’s products compete with other nationally advertised brands and with “private label” brands within each category. Competition comes from similar and alternative products, some of which are produced and marketed by major multinational or national companies having financial resources greater than those of the Company. In addition, the Company faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, as well as from competitors in its B2B channels, including healthcare and other institutional markets. The Company’s products generally compete on the basis of product performance, brand reputation and recognition, image and price. The Company also competes through product innovation, digital capabilities, data and analytics, and marketing effectiveness, including across e-commerce and other emerging retail platforms. A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising, sales promotion and trade merchandising support. If a product gains consumer acceptance, it typically requires continued advertising and promotional support and ongoing product innovation to maintain its relative market position. For further information regarding the intense competition the Company faces, see “Risk Factors – The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow.” in Item 1.A.
Research and Development
The Company engages in research and development activities across its portfolio of consumer and professional products with the goal of delivering superior value to consumers and customers and driving growth consistent with the Company's IGNITE strategy. These activities principally involve: development and improvement of product formulations, including cleaning, disinfecting, and sanitizing chemistries, food and flavor technologies, filtration systems, and skin health and hygiene solutions; innovation in packaging design, including efforts to reduce the use of plastic and develop recyclable, reusable or otherwise more sustainable packaging; development and improvement of manufacturing processes to enhance efficiency and reduce environmental impact; design and engineering of dispensing systems and related consumable products for professional and institutional applications; and the use of data analytics, artificial intelligence and digital tools to enhance consumer insights, accelerate product development, and optimize marketing effectiveness.
The Company's principal research and development facility is its campus in Pleasanton, California, which includes laboratories, pilot plants and sensory testing facilities. The Company also maintains research and development capabilities at other domestic and international locations, including in connection with the GOJO business acquired in April 2026.

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
The Company’s purpose and values also are fully embedded in its IGNITE strategy, alongside its integrated goals for sustainability, supported by strong corporate governance.
Workforce
As of June 30, 2026, the Company employed about 9,200 people worldwide, with 77% in the United States and 23% working outside the United States. Clorox's U.S. workforce includes 43% nonproduction employees and 57% production employees, while the workforce outside the United States includes 58% nonproduction employees and 42% production employees. The increase in number of employees during fiscal year 2026 was primarily due to the GOJO acquisition.
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
Consistent with its value of putting people at the center, the Company invests in workplace safety through a combination of education, training and related policies, while operating in compliance with applicable regulations, including Occupational Safety and Health Administration (OSHA) guidelines in the United States. In fiscal year 2026, the Company’s recordable incident rate (RIR)1 was 0.63. This was significantly lower than the 2.7 average RIR for U.S. goods manufacturing companies2 in 2024, which is the latest available data from the U.S. Bureau of Labor Statistics3.
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
1 RIR assessment data does not include employees who joined as part of the GOJO acquisition.
2 NAICS codes 31-33
3 The Company's fiscal year 2026 RIR of 0.63 means that for every 100 full-time equivalent Clorox employees globally, the Company averaged less than one recordable incident during the past year. The criteria used to determine RIR follows the U.S. Department of Labor’s OSHA guidelines and is applied globally. The RIR does not include workers at offices with fewer than 10 employees, but it does include remote workers.

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
Business and Industry Risks
Unfavorable or uncertain global macroeconomic and geopolitical conditions beyond the Company's control could negatively impact its financial results.
Unfavorable or uncertain global macroeconomic factors that are beyond the Company's control have materially adversely affected, and could continue to materially adversely affect, its business, results of operations, financial condition and liquidity. These factors include, but are not limited to, inflation, interest rates, supply chain and logistics disruptions, labor market conditions, trade restrictions and tariffs, changes in trade policies and trade agreements, including the ongoing joint review of the United States-Mexico-Canada Agreement (USMCA), natural disasters, foreign exchange volatility, and other macroeconomic and market dynamics that affect consumer demand and purchasing power, which could impact the demand for the Company's products and negatively impact its net sales and results of operations.
In addition, geopolitical instability (including conflicts in Ukraine and the Middle East and other ongoing conflicts and regional tensions affecting global energy markets and key shipping routes, as well as trade tensions among major economies and rising tensions between China and Taiwan) has significantly increased global macroeconomic uncertainty and volatility. Continued uncertainty regarding the outcome of the USMCA joint review process, which could result in modifications to the agreement, a period of annual reviews, or termination, may further affect cross-border trade, sourcing, and supply chain arrangements across North America. Sustained macroeconomic uncertainty and volatility and geopolitical instability could undermine global consumer confidence and could continue to reduce consumer spending and purchasing power, thereby reducing demand for the Company's products, disrupting global supply chains, and affecting the availability and cost of transportation, raw materials, labor and packaging. Furthermore, U.S. government policy or election outcomes may prompt nationalist sentiment abroad, potentially resulting in targeted boycotts of U.S. products and services, which could adversely affect demand for the Company’s products in certain international markets. These conditions may also impair the ability of the Company, as well as its customers, suppliers and business partners, to forecast demand and plan operations, which may adversely affect purchasing patterns, inventory levels, and payment cycles.
The Company has experienced, and expects to continue to experience, the indirect impacts of the conflicts in Ukraine and the Middle East, including increases in the cost of raw and packaging materials and commodities (including the price of oil), supply chain and logistics challenges, and it is not possible to predict the broader or longer-term consequences of these conflicts or the sanctions and export controls imposed in response to each conflict or that may be imposed in response to future developments. Increasingly unfavorable macroeconomic and geopolitical conditions have caused, and may also lead to, recession risk, increased credit and collectability risks, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, asset impairments, declines in the value of the Company's financial instruments, and failures of counterparties including financial institutions and insurers. These geopolitical conflicts and tensions may also heighten other risks disclosed in this Report, including relating to cybersecurity, any of which could negatively and materially affect the Company's business, financial condition and results of operations.
Market and category declines and the Company’s product and geographic mix may adversely impact the Company’s ability to meet sales growth targets, profitability and financial results.
A large percentage of the Company’s revenues comes from mature markets that are subject to high levels of competition. During fiscal year 2026, 84% of the Company’s net sales were attributable to U.S. markets, including U.S. territories. U.S. markets for consumer goods are considered more mature and commonly characterized by high household penetration, particularly with respect to the Company’s most significant product categories. The Company’s ability to achieve its sales growth targets depends on its ability to successfully maintain and grow existing product sales and introduce new products, brands, line extensions, and product innovations, and/or enter or expand into adjacent product categories, including institutional and B2B channels, sales channels, markets, or countries. Even if we are successful at increasing sales, a general decline in the markets for the Company’s product categories has had, and may in the future have, a negative impact on the Company’s financial condition, results of operations, and ability to meet its sales growth targets. Further, the Company’s product, category and/or geographic mix may hinder the Company’s ability to meet these strategic targets, especially in conjunction with ongoing macroeconomic volatility and uncertainty, which would adversely impact its profitability and financial results.

The Company faces intense competition in its markets, which could lead to reduced net sales, net earnings and cash flow.
The Company faces intense competition from consumer product companies both in the U.S. and in its international markets, and the Company’s ability to maintain or gain market share may be impacted by the actions of competitors. The Company’s ability to achieve sales growth depends on its ability to drive growth through innovation, including as part of its IGNITE strategy, expand into new products and categories, channels and countries, invest in its established brands and enhanced merchandising, grow categories with retailers and capture market share from competitors. Most of the Company’s products compete with other widely advertised, promoted and merchandised brands within each product category. The Company also faces competition from retailers, including club stores, grocery stores, drugstores, dollar stores, mass merchandisers, e-commerce retailers and subscription services, which are increasingly offering “private label” brands that are typically sold at lower prices and compete with the Company’s products in certain categories. Increased purchases of “private label” products or other lower priced brands could negatively impact net sales of the Company’s higher-margin products or shift the Company’s product mix to lower-margin offerings, which would negatively impact its net earnings and profits. The Company’s products generally compete on the basis of product performance, brand reputation and recognition, image and price, thereby requiring substantial expenditures for advertising, sales promotion and trade merchandising to gain and maintain market position. If the Company’s advertising, marketing and promotional programs, including its use of digital and social media, are not effective or adequate, the Company’s net sales may be negatively impacted.
Some of the Company’s competitors are larger than the Company and have greater financial resources. These competitors, as well as new or smaller market entrants, may choose to spend more aggressively on advertising and promotional activities, introduce competing products more quickly, adopt new technology, such as artificial intelligence and machine learning, more quickly and successfully, and respond more effectively to changing business and macroeconomic conditions and consumer preferences than the Company can. Heightened competitive activity from strong local competitors, other large multinational companies, and new entrants into the market may result in more aggressive product claims and marketing challenges, increased promotional spending and geographic expansion, marketing of new products, or marketing of products more aggressively in new digital environments like live social shopping. Furthermore, the Company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Competitive activity may require the Company to increase its spending on advertising and promotions and/or reduce prices, which could lead to reduced sales, margins and/or net earnings. In addition, in B2B channels, including healthcare and other institutional markets, customers may shift to lower-cost alternatives, reduce usage or purchasing volumes, or renegotiate product specifications in response to budgetary, reimbursement or other cost pressures, which could adversely impact demand, pricing, and margins for the Company’s products. Certain of the Company’s offerings also involve dispensing systems, devices, or other product platforms that depend on customer retention and recurring purchases of related consumables or refill products, and any reduction in placements, retention, usage or replenishment rates, or any shift to lower-cost or competing consumables, could adversely affect future revenues and profitability.
The Company may not successfully introduce new products and line extensions, or expand into adjacent categories and countries, which could adversely impact its ability to meet sales growth targets, financial condition and results of operations.
The Company’s ability to achieve its sales growth targets depends on innovation and its ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter or expand into adjacent product categories, sales channels, markets or countries. The Company’s ability to anticipate changes in consumer preferences and innovate in order to keep pace with changing consumer demands and/or evolving competitive dynamics and regulatory requirements is essential, especially in light of the reduction in barriers to entry for even smaller competitors, and these innovations may result in increased costs. In addition, the Company has placed an increased focus on delivering product superiority across performance, value, packaging, and brand experience as a core driver of consumer preference and competitive positioning. Executing on this focus requires substantial and sustained investments, including in research and development, which must be balanced against competing demands such as sustaining the Company’s existing business, addressing quality matters, and advancing margin improvement initiatives. If the Company is unable to appropriately allocate or sufficiently staff its research and development and innovation resources, or otherwise execute on its superiority focus, the Company’s product development pipeline, competitive position, and ability to meet evolving consumer demands could be adversely affected, increasing the risk that the Company is beaten to market by competitors. Failure to continually innovate and respond effectively to competition and changing consumer habits and preferences, including through the timely, responsible adoption of emerging technologies such as artificial intelligence, could further impair the Company’s competitive position, particularly as competitors and retailers increasingly use artificial intelligence, data analytics, and automation to accelerate product development, personalize consumer engagement, optimize pricing and promotions, influence search and recommendation results, and improve demand forecasting and fulfillment. The Company cannot be certain that it will successfully achieve its innovation goals. New product and product packaging development and marketing efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, not only incur substantial capital expenditures but also contain inherent risks. These risks include product development or launch delays, non-

compliance with applicable laws or regulations, or infringement of third-party intellectual property, any of which could result in the Company not being first to market, and the failure of new products, brands and line extensions to achieve anticipated levels of market acceptance. In addition, success in launching new products is also dependent on the Company’s ability to deliver effective and efficient marketing in an evolving media landscape, which is increasingly fragmented and technologically dynamic. The Company’s ability to fund innovation, product enhancements, marketing and other growth initiatives may be constrained by a number of factors, including inflationary cost pressures, retailer consolidation, increased regulatory compliance costs and other required product-related investments. Further, the Company may not be able to fully recoup the cost of unsuccessful product introductions or may experience a decline in sales of existing products as a result of consumer adoption of its new products, which could materially adversely affect the Company’s business, net earnings, margins, financial condition and results of operations.
The changing retail environment and changing consumer preferences could adversely affect the Company’s business, financial condition and results of operations.
The Company’s sales are largely concentrated in the traditional retail grocery, mass retail outlet, warehouse club, and dollar store channels, in addition to e-commerce channels. Alternative retail channels and business models, including hard discounters, niche and native online brands, private label and store brands, direct-to-consumer channels, subscription services and buying clubs, have become and may continue to be more prevalent and popular than traditional retailers. In particular, the growing presence of, and increasing sales through, e-commerce retailers have affected, and may continue to affect, consumer behavior or preferences (as consumers increasingly shop online to compare pricing and product availability) and market dynamics, including any pricing pressures for consumer goods as retailers face added costs to build their e-commerce capacity. In addition, the increasing use of artificial intelligence by discovery and retailer platforms to personalize recommendations, pricing, and promotions may shift influence from brands to retailers, requiring the Company to increase investments to maintain brand visibility. Further, consumer preferences continue to evolve due to a number of factors, including macroeconomic volatility and uncertainty and inflation, which could cause consumers to purchase a smaller pack or quantity of a product or seek category alternatives or a lower priced alternative to the Company's products; fragmentation of the consumer market and changes in consumer demographics, including the emergence of millennials, Generation Z and younger generations who have different spending, consumption and purchasing habits; evolving consumer concerns or perceptions regarding the sustainability practices of manufacturers, including the environmental impacts of products and packaging; a growing demand for natural or organic products and ingredients; evolving consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products; and changing consumer sentiment toward non-local products or sources. Any significant changes in consumer preferences or behavior could materially and/or negatively impact demand for the Company's products and, in turn, the Company's net sales and results of operations. Consumer preferences are also influenced by perception of the brand image of the Company and its products, the success of advertising and marketing campaigns, the Company’s ability to engage with consumers through digital and traditional channels, and the perception of the Company’s advertising, use of social media and engagement in political and social issues, and geopolitical events. If the Company is not successful in continuing to adapt to rapidly changing consumer preferences and market dynamics or expanding sales through e-commerce retailers or alternative retail channels, its business, financial condition and results of operations could be negatively impacted.
The Company may not successfully execute or realize the anticipated benefits of its strategic or transformational initiatives.
The Company has implemented and has been implementing certain strategic and transformational initiatives intended to generate cost savings, improve operational efficiencies and enhance its competitive position. These initiatives include the implementation of a new ERP system, expansion of digital capabilities and productivity enhancements, and continued execution of its long-standing cost savings program focused on reducing material and manufacturing costs, improving supply chain operations, and reducing overhead.
These initiatives (and their concurrent execution) may have unintended consequences, such as business disruptions, diversion of management attention, reduced employee morale and productivity, and negative impacts on relationships with customers, suppliers, and business partners. The pace and volume of concurrent organizational change may also strain the Company’s capacity to effectively execute on its strategic priorities, independent of its ability to attract and retain talent.
The ERP system implementation, which was completed in January 2026, has required, and will continue to require, investment of personnel and financial resources to support post-implementation efforts and system functionality. Following implementation, the Company experienced, and may continue to experience, system inefficiencies or integration challenges, delays in key business processes or workflows, data quality or migration issues, security access gaps, or operational disruptions, including issues that may emerge only as the system continues to operate at scale. Any such disruptions have had temporary and transition-related impacts and could in the future impact the Company’s ability to process transactions (including order-to-cash processes, such as invoicing and collections), manage inventory and supply chain operations, including logistics, or fulfill customer orders, which could adversely impact the Company’s customer relationships, cash flows and business.

Additionally, the expected value and cost savings from the ERP system and other transformational initiatives may not be achieved, may be realized more slowly than anticipated, may not be maintained including through training or effective change management, or may be offset by increased costs or other unintended consequences.
The Company also may not be able to successfully enter new markets, launch new products and innovations, drive demand for existing products, implement pricing actions, restructure operations, and pursue and execute on strategic acquisitions or divestitures. These strategic initiatives may not be effectively implemented, may fail to achieve intended results, or may result in unanticipated costs or complexities.
If the Company is unable to successfully execute its strategic or transformational initiatives or realize their anticipated value or benefits, its business, financial condition, and results of operations could be materially adversely affected.
Acquisitions, joint ventures, new venture investments and divestitures may not be successful, which could have an adverse effect on the Company’s business.
In connection with its strategy, the Company expects to continue to seek acquisition, joint venture and investment opportunities. However, the Company may not be able to identify and successfully negotiate suitable strategic transactions at attractive prices, terms, and conditions. In addition, an increase in regulatory restrictions or continued market volatility could hinder the Company’s ability to execute strategic business activities including any acquisitions or investments. Furthermore, all acquisitions, joint ventures, and investments entail numerous risks, including risks relating to the Company’s ability to successfully integrate acquired businesses, systems, and personnel; maintain uniform standards, controls, procedures, and policies throughout acquired companies, including effective integration into the Company’s internal control over financial reporting; achieve expected synergies and strategic benefits within anticipated timeframes, if at all; retain key employees, customers and business relationships; and identify and manage legal, operational, financial, and reputational risks associated with such transactions.
In particular, on April 1, 2026, the Company completed its acquisition of GOJO (now operating as Clorox Purell), a significant strategic transaction that expands the Company’s position in health and hygiene and increases its presence in B2B channels, including healthcare and other institutional markets. The integration of Clorox Purell’s operations, systems, controls, culture, customers, suppliers and personnel may be complex, time-consuming and costly, and may disrupt existing operations, affect service levels or customer relationships, create unexpected costs or liabilities, including litigation and related expense, and divert management attention and resources. The Company may also face challenges adapting to Clorox Purell’s B2B operating model, including differences in distribution channels, go-to-market strategies, margin profiles, pricing dynamics, working capital needs, and customer requirements, and failure to successfully manage these differences could result in the loss of significant customer relationships. In addition, the integration of a B2B business alongside the Company’s consumer business may create channel conflict, including pricing discrepancies or competing go-to-market strategies, which could adversely affect sales, margins, and customer relationships. If the Company is unable to effectively integrate Clorox Purell, retain key employees, customers, suppliers, and business partners, align systems, controls and processes, or realize the anticipated benefits of the acquisition, including synergies, cost savings or growth opportunities, its business, financial condition and results of operations could be adversely affected.
In addition, following the expiration of the Company’s joint venture with P&G on January 31, 2026, the Company completed the purchase of P&G’s 20% interest in the Glad business, resulting in the Company owning 100% of the Glad business. The Company now operates the Glad business independently and no longer benefits from P&G’s ongoing involvement, including research and development support. Certain products and marketing initiatives within the Glad business rely on intellectual property, trademarks, technologies, or other rights made available through commercial licensing arrangements. If those arrangements are modified, terminated, or not renewed on acceptable terms, we could incur additional costs, face limitations on the use of certain assets, or be required to identify alternative solutions. If the Company is unable to successfully operate the Glad business on a standalone basis, including by cost-effectively replacing or replicating research and development support and other capabilities previously provided through the joint venture relationship, or realize the expected benefits of full ownership, the Company's results of operations and financial condition could be adversely affected.
Acquired companies or operations, joint ventures or investments may not be profitable or may not achieve sales, profitability, and cash flow expectations. Furthermore, acquisitions or ventures could also result in increased indebtedness, higher interest expense, the assumption of liabilities (including contingent or unknown liabilities), additional integration and operating costs, and potential dilution or impairment charges, all of which could adversely affect the Company’s financial condition, margins and results of operations. In particular, the Company has incurred significant cash outflows and additional indebtedness in connection with its recent GOJO acquisition and Glad joint venture buyout, which may increase interest expense, reduce liquidity, and limit financial flexibility. Future acquisitions of foreign companies or new foreign ventures would subject the Company to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, tax or labor laws, government price controls, or repatriation of profits and liabilities relating to the

Foreign Corrupt Practices Act (FCPA). In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, the Company has recorded, and may, in the future, be required to record, impairments of intangible assets, including goodwill and other intangible assets recorded in connection with the GOJO acquisition. Any impairment charges could adversely affect the Company’s financial condition, margins, and results of operations.
The Company has divested and may, in the future, divest certain assets, businesses or brands. A divestiture could affect the profitability of the Company as a result of lost revenues, gains or losses on sale, separation costs or retained liabilities, which may negatively impact profitability and cash flow. The Company may also encounter difficulty finding potential acquirers or other divestiture options on favorable terms. If the Company is unable to complete a divestiture or successfully transition a divested business, including the effective management of the related separation and overhead costs, transition services, and the maintenance of relationships with customers, suppliers, and other business partners, its business and financial results could be negatively impacted. The Company may also be required to recognize impairment charges or other losses as a result of a divestiture. For example, in March and September 2024, the Company completed the sale of its Argentina business and its Better Health VMS business, respectively, and recorded a loss for each sale.
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
Maintaining a strong reputation with consumers, customers and trade and other third-party partners is critical to the success of the Company’s business. The Company devotes significant time and resources to programs designed to protect and preserve its reputation such as ethics and compliance, brand protection and suitability, product safety and quality, and enterprise risk management, and has published goals, including relating to environmental impact and sustainability, as part of its IGNITE strategy. The Company could be the subject of negative publicity or litigation in spite of or as a result of these efforts, including relating to product safety, quality or efficacy; ingredients or substances actually or allegedly present in the Company’s products or packaging; sustainability; or its human capital practices, including if the Company changes its position on or does not achieve its sustainability goals. In addition, the Company’s products have, in the past, and could, in the future, face withdrawal, recall or other quality issues, which could lead to decreased demand for and reputational damage to the related brands, which could, in turn, have a materially adverse impact on the Company’s business, financial condition and results of operations. The Company’s products are dependent on consumers’ perception of their efficacy, safety and quality. Emerging studies have, in the past, and could, in the future, prove or allege that ingredients or substances that are present or allegedly present in the Company's products, the products themselves, or similar products of other companies, are harmful to consumers. The Company also licenses certain of its brands to third parties. Such licenses and partnerships may create additional exposure for those brands to product safety, quality, sustainability and other concerns.
Widespread use of social media and networking sites by consumers has greatly increased the accessibility and speed of dissemination of information (whether accurate or inaccurate). Negative publicity, posts or comments about the Company, its brands, its products or its marketing activities, whether accurate or inaccurate, or disclosure of non-public sensitive information about the Company, could be widely disseminated through the use of social media or in other formats. Additionally, marketing initiatives may not have the desired effect on a brand’s or product’s image. Such events, if they were to occur, could harm the Company’s image and adversely affect its business, financial condition and results of operations, as well as require resources to rebuild the Company’s reputation.
In addition, the legal, regulatory and ethical landscape around the use of artificial intelligence and machine learning is rapidly evolving. The increasing integration of artificial intelligence into business operations may also fundamentally change how work is performed across the organization, and the Company’s ability to adapt its operating model, workforce, and internal processes to keep pace with these shifts may affect its competitive position and operational effectiveness. While the Company’s success may increasingly become dependent on its ability to adopt and effectively leverage this emerging technology, it may not be able to do so in an effective manner. The outputs or recommendations generated by this technology could also prove to be, among other things, false, biased, or inconsistent with the Company’s values and strategies, which could lead to operational disruptions, flawed decision-making, increased costs, or reputational harm. Further, the use of generative artificial intelligence tools may compromise confidential or sensitive information, put the Company’s intellectual property at risk, or subject the Company to claims of intellectual property infringement, all of which could damage the Company's reputation.
The Company may not be able to attract, develop or retain the highly skilled personnel needed to support its business.

The Company’s success depends, in part, on its continuing ability to identify, hire, develop and retain highly qualified personnel, at all levels of the business, including management and in its manufacturing facilities. Recent strategic actions, including the Company’s acquisition of GOJO (now operating as Clorox Purell), may increase the Company’s need to attract, integrate and retain additional personnel, including employees of acquired businesses. The Company's ability to attract and retain talent has been and may continue to be impacted by a number of factors, including employee morale, its reputation, competition from other employers and availability of qualified individuals in key geographic areas such as the San Francisco Bay Area, and challenges in the labor market, particularly in the U.S., which has increasing labor costs, sustained labor shortages, and changing worker and talent market expectations around flexible work models and relocation. Increased labor costs due to increased competition for employees, higher employee turnover rates, or increased employee benefit costs could increase the Company’s operating expenses and adversely impact growth and results of operations. Furthermore, as the Company continues to adopt emerging technologies across its business, its future success may increasingly depend on its ability to attract, develop and retain employees with capabilities in areas such as artificial intelligence and machine learning.
The Company continues executing organizational change to advance its transformation, which may impact hiring and retention efforts. The integration of Clorox Purell and alignment of its workforce, culture and total rewards program and practices may increase the complexity of these efforts and could heighten the risk of employee attrition or disruption. The Company’s ability to retain key leaders and employees of Clorox Purell will also be important to realizing the expected benefits of the acquisition.
The Company’s success also depends on its ability to retain its key personnel, including its executive officers and senior management team, and to continue to implement its succession plans for senior management and other key employees. In May 2026, the Company’s Chief Executive Officer and Chair Linda Rendle announced her planned resignation, and the Board has initiated a process to identify a successor. Leadership transitions may result in disruption or uncertainty among employees, customers, investors and other stakeholders, and the Company’s ability to successfully manage this transition will be important to maintaining its performance, executing its strategy and retaining other members of senior management.
Dependence on key customers could adversely affect the Company’s business, financial condition and results of operations.
A limited number of customers account for a large percentage of the Company’s net sales. Net sales to the Company’s largest customer, Walmart Stores, Inc. and its affiliates, were 26%, 27% and 25% of consolidated net sales for the fiscal years ended June 30, 2026, 2025 and 2024, respectively, and occurred across all of the Company’s reportable segments. The Company’s five largest customers accounted for about half of the Company’s consolidated net sales for each of the fiscal years ended June 30, 2026, 2025, and 2024, and a significant portion of the Company’s future revenues may continue to be derived from a small number of customers. As a result, changes in the strategies of the Company’s largest customers, including a reduction in the number of brands they carry, a shift of shelf space to “private label” or competitors’ products or a decision to lower pricing of consumer products, including branded products, may harm the Company’s net sales or net earnings, and reduce the ability of the Company to offer new, innovative products to consumers and other end users. Any loss of a key customer or a significant reduction in net sales to a key customer of the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the use of the latest pricing technology by its customers may lead to category pricing pressures. The Company’s information technology (IT) platforms, including its ERP system, may not be fully compatible at all times with those used by its customers and may not be able to respond to customer data or technology demands.
With the growing trend towards retailer consolidation, both in the U.S. and internationally, the continued growth of e-commerce and the integration of traditional and digital operations at key retailers, the Company is increasingly dependent on certain retailers. This trend has resulted in the increased size and influence of large consolidated retailers, who have in the past changed, and may in the future change, their business strategies; demand lower pricing or higher trade discounts; impose other burdensome requirements on product suppliers; or move away from branded products to "private label." These large consolidated companies could also exert additional competitive pressure on the Company’s other customers, which could in turn lead to such customers demanding lower pricing, higher trade discounts or special packaging or imposing other onerous requirements on the Company. Following the acquisition of GOJO, the Company is also more exposed to consolidation trends among distributors, group purchasing organizations, health systems and other large institutional customers in B2B channels, which may increase customer concentration, enhance purchasing leverage and pricing pressure, and adversely affect the Company’s net sales, margins and customer relationships. If a significant customer ceases doing business with or materially decreases its purchase of the Company's products, the Company’s business, financial condition and results of operations may be harmed.
The Company’s business is based primarily upon individual sales orders, and the Company typically does not enter into long-term contracts with its customers. While this has historically been the case for a significant portion of the Company’s consumer business, a meaningful portion of the Company’s sales, particularly in B2B channels following the acquisition of GOJO, is conducted under contracts or other arrangements with specified terms, pricing or volume commitments, and the Company may be unable to renew, extend, or replace such contracts on favorable terms or at all. Accordingly, customers could reduce their purchasing levels or cease buying products from the Company at any time, subject in some cases to contractual terms and conditions. If the Company does not effectively respond to the demands of its customers, they could decrease their purchases, causing the Company’s net sales and net earnings to decline. Furthermore, unfavorable market conditions or competitive pressures may cause customers to reevaluate the number and mix of brands they sell, resulting in lower purchases of the Company’s products by these customers. The Company may also modify key customer credit limits due to customer financial strength, which may have an adverse impact on future sales.
Operational Risks
Volatility and increases in the costs of raw materials, energy, transportation, labor and other necessary supplies or services have negatively impacted, and may continue to negatively impact, the Company’s net earnings and cash flow.
Volatility and increases in the cost of key raw materials and packaging inputs, including resins, non-woven fabrics for wipes products, chemicals, agricultural commodities and packaging materials, as well as energy, transportation, labor and other supply costs, have harmed, and may continue to harm, the Company’s results of operations. Many of these inputs are subject to price volatility and availability constraints driven by factors beyond the Company’s control, including macroeconomic and geopolitical conditions, governmental actions (such as tariffs, sanctions, or trade restrictions), supply and demand imbalances, capacity constraints, weather events, and natural disasters (including the effects of climate change), labor shortages, currency fluctuations, and other operational or logistical disruptions.
The Company has experienced, and may continue to experience, disruptions in its manufacturing operations and supply chain, including facility damage or closures, as a result of these factors. Recent geopolitical conflicts and tensions have contributed to volatility in fuel and freight costs, as well as disruptions and delays in global shipping and logistics networks, which has affected, and may continue to affect, the Company’s supply chain. In addition, if cost increases exceed the Company’s expectations and the Company is not able to offset such increases through pricing actions or cost savings, its margins could be adversely affected. Sustained price increases may also reduce sales volumes or market share and the Company may not accurately predict the impact of such actions on demand.
To mitigate commodity cost volatility, the Company uses a combination of derivative instruments (including commodity futures and swaps), long-term supply contracts, and other contractual arrangements with key suppliers. The extent of the Company’s derivative position at any given time depends on the Company’s assessment of the markets for these commodities, the cost volatility in the markets and the cost of the derivative instruments. Many of the commodities used by the Company in its products do not have actively traded derivative instruments, and the Company's ability to manage volatility through contractual arrangements is subject to factors such as supplier availability and concentration, the Company's ability to negotiate or renew arrangements on favorable terms, and counterparty performance and financial condition. If the Company does not or is unable to take a derivative position and costs subsequently increase, or if it executes a position and costs subsequently decrease, the Company’s costs may be greater than anticipated or higher than its competitors’ costs and the Company’s financial results and margins could be adversely affected.
Failure of key technology systems, cyberattacks, privacy breaches or data breaches could have a material adverse effect on the Company’s business, financial condition, results of operations and reputation.
To conduct its business, the Company relies extensively on IT and operational technology (OT) systems, many of which are managed, hosted, provided and/or used by third parties and their vendors. These systems include, but are not limited to, programs and processes relating to core business operations, including communications, supply chain management, transaction processing, data storage, and financial reporting.
The Company completed the replacement of its ERP system in January 2026 as part of a broader, multi-year upgrade of its digital and productivity capabilities. It also uses various other hardware, software and operating systems that may need to be upgraded or replaced in the near future as such systems cease to be supported by third-party service providers and may be vulnerable to security breaches, system failures or disruptions. Any such upgrade could take time and be costly, and may include challenges such as data migration, system integration and training. Similar risks may arise in connection with integrating the systems and infrastructure of acquired businesses, including those of GOJO, which may introduce compatibility or integration challenges, data migration risks and potential security vulnerabilities during the integration process. If such systems are not successfully upgraded or replaced in a timely manner, or do not function properly or are not adequately supported by third-party service providers, the Company may experience operational disruptions that could adversely affect its business, results of operations and cash flows.
Over the past few years, cyberattacks have become more prevalent and increasingly sophisticated, including through the use of artificial intelligence, which may increase the speed and effectiveness of attacks and limit the ability to detect and respond in a timely manner. The IT/OT systems of the Company, its customers, business partners, suppliers, and third-party providers have been, and will continue to be, subject to cyber-threats, including malware, ransomware, unauthorized access and other attacks.

The Company experienced a cyberattack in August 2023 and may continue to experience an increase in the number of such attacks, which may result in unauthorized access to or disclosure of information and increased response and remediation costs. The rapid evolution and increased adoption of emerging technologies, such as artificial intelligence, may also increase the frequency and magnitude of cyberattacks on the Company and amplify its cybersecurity risks. Threat actors may leverage such technologies to identify and exploit vulnerabilities more rapidly, develop more effective and complex attack vectors, and automate large-scale campaigns, including phishing and social engineering campaigns, and malicious code generation, which may reduce the time between the identification of a vulnerability by a threat actor and its exploitation. In addition, threat actors are increasingly targeting identity and access controls as a primary attack vector, using compromised or fraudulently obtained credentials to gain unauthorized access to systems and data. Such attacks may involve impersonation, credential theft, or the abuse of legitimate user privileges, allowing attackers to bypass traditional security controls and move laterally within the Company. Threat actors may also exploit trusted relationships with third-party service providers or leverage compromised non-human identities, such as service accounts or automated processes, to gain indirect access to the Company’s system and data. As a result, these evolving capabilities may increase the likelihood, severity, and impact of cybersecurity incidents affecting the Company, its third-party service providers or its broader supply chain. These risks may be heightened during periods of system implementation, stabilization or integration, and the integration of acquired businesses. In addition, while the Company has purchased cybersecurity insurance, costs related to a cyberattack may exceed the amount of insurance coverage or be excluded under the terms of its cybersecurity insurance policy. The Company may be unable to obtain cybersecurity insurance in amounts and on terms the Company views as appropriate for its operations.
The security efforts of the Company and its third-party providers may not prevent or timely detect cyber incidents. Such incidents may be difficult to detect or assess, which may delay response and remediation efforts and limit the Company’s ability to provide timely and accurate information to customers, counterparties, regulators, and the public. The Company has in place disaster recovery and business continuity plans to address Company and third-party incidents, but if these plans or those of its third-party providers are ineffective or not implemented successfully, the Company may experience operational disruptions, unauthorized access to or disclosure of sensitive information, remediation costs, investigations, litigation, reputational harm, governmental fines, penalties, loss of customers or business partners, as well as heightened regulatory and legal scrutiny. Reliance on third-party service providers and interconnected systems may further complicate incident response efforts and expose the Company to risks arising from their activities, including incidents that originate with or affect third parties. These risks may be heightened following acquisitions, including GOJO, as the Company integrates additional third-party vendors, systems and data environments.
In addition, data breaches or theft of personal information collected by the Company and its third-party service providers as well as data breaches or theft of Company information and assets have occurred in the past and may occur in the future. The Company is subject to the laws and regulations of various countries where it operates related to solicitation, collection, processing, transferring, storing or use of consumer, customer, business partner or employee information or related data. The Company has incurred, and will continue to incur, expenses to comply with privacy and data protection standards and protocols imposed by law, regulation, industry standards and contractual obligations. These requirements are increasingly complex, vary across jurisdictions, and continue to evolve, subjecting the Company to additional costs and potentially requiring costly changes to the Company's security systems, policies, procedures and practices. These laws and regulations also may result in the Company incurring additional expenses and liabilities in the event of unauthorized access to or disclosure of personal data.
Supply chain issues can result in product shortages or disruptions to the Company’s business.
The Company has a complex global network of suppliers that may, in the future, expand and further evolve in response to market conditions. The Company also relies on a number of single-source suppliers for certain commodities and raw material inputs, including packaging, product components, finished products and other necessary supplies as well as on single-source manufacturing for certain product lines. The Company has experienced and could continue to experience material disruptions in production and other supply chain issues, including as a result of business interruptions, aging infrastructure, supply chain dependencies, increased supplier concentration in certain categories, or challenges associated with integrating and aligning supply chain operations across acquired businesses, such as in the Company’s acquisition of GOJO, which could result in out-of-stock conditions. The Company’s business continuity and disaster recovery plans to address disruptions to the manufacturing or sourcing of products or raw materials may not be sufficient, comprehensive, or effective. Significant disruptions have and could, in the future, interrupt product supply and, if not remedied in a timely manner or at all, could have an adverse impact on the Company's business, results of operations, cash flows and financial condition.
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
In fiscal year 2026, 16% of the Company’s net sales were attributable to international markets. The Company has faced and will continue to face substantial risks associated with its foreign operations, including, but not limited to:
•macroeconomic, geopolitical, and market risks, including unfavorable and uncertain macroeconomic conditions, geopolitical instability, and related operational or supply chain disruptions;
•regulatory and trade risks, including the imposition of or increase in tariffs, trade restrictions or sanctions, changes in trade policies, capital controls or other government-imposed restrictions, labor laws, immigration restrictions, and import and export laws;
•operational and security risks, including environmental events, civil unrest, work stoppages, labor disputes, widespread health emergencies, terrorism, kidnapping, and risks associated with the handling and transportation of hazardous materials, including potential harm to third parties, the Company’s employees and/or surrounding communities, and related liabilities and damages to the Company’s reputation from the use, storage and transportation of chlorine in certain international markets where chlorine is used in the production of bleach, whether such actions are undertaken by the Company or by the Company’s business partners;
•financial risks, including foreign currency fluctuations, currency controls and other limitations on access to foreign currency, persistent inflationary conditions in certain markets, and increased credit risk of customers, suppliers, distributors, or foreign governments;
•legal, compliance and governance risks, including increased risk of fraud or corruption in certain foreign jurisdictions, employment-related claims, challenges in maintaining effective internal controls, compliance with local and U.S. laws, including without limitation, the FCPA and intellectual property laws and protections, and difficulties enforcing intellectual property or contractual rights in certain jurisdictions; and
•commercial and structural risks, including retailer consolidation, loss of distribution channels, media and technological transformations, and the possibility of nationalization, expropriation of assets or other similar government actions.
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
Legal and Regulatory Risks
Changes in government and tax regulations could have a material effect on the Company’s financial results.
The Company’s manufacturing, processing, formulation, packaging, labeling, storage, distribution, advertising, and sale of its products and business operations must comply with extensive, increasingly varied, and complex federal, state, and foreign laws and regulations. In the U.S., this includes oversight from agencies such as the Environmental Protection Agency, the Food and Drug Administration (FDA) (including applicable current good manufacturing practice regulations), the Consumer Product Safety Commission, the Federal Trade Commission, and the Occupational Safety and Health Administration. Additionally, changes in regulatory priorities, enforcement approaches, or the interpretation of existing laws may create uncertainty, delay product launches, increase compliance risk, or otherwise impact the Company’s ability to operate efficiently. In particular, the Company's acquisition of GOJO has expanded its portfolio of products subject to FDA oversight, including products regulated as cosmetics and over-the-counter drugs, which are subject to distinct regulatory requirements. Changes in FDA regulations, priorities, or enforcement approaches applicable to these product categories could have a disproportionate impact on the Company's operations. The Company could also be subject to government inquiries, investigations or enforcement actions and any determination of non-compliance could result in fines, penalties, product recalls or other sanctions, which may adversely affect its business, reputation, and financial performance.
Moreover, federal, state, and foreign governments may introduce new or expand existing legislation and regulations, or impose more stringent interpretations of current laws, requiring the Company to enhance its resources, capabilities, and expertise. For instance, the Company is subject to environmental regulations related to the transportation, storage, and use of certain chemicals. It may also face increased costs or mandatory funding obligations under extended producer responsibility or similar regulations or restrictions on materials and packaging types. These requirements could increase compliance costs, limit material availability, or reduce the competitiveness of the Company’s products, which could adversely affect consumer demand. Furthermore, the Company is subject to rapidly evolving and increasingly complex legal and regulatory requirements in areas such as sustainability disclosure, sustainable packaging (including plastic packaging), data privacy, executive compensation, and corporate governance. The lack of regulatory convergence across jurisdictions, especially at the state level, may further increase compliance costs.
Due to its extensive international operations, the Company could be adversely affected by violations, or allegations of violations, of the FCPA and similar international anti-bribery laws. The Company’s internal controls, policies and procedures may not protect it from reckless, intentional or unintentional criminal acts committed by its employees, joint-venture partners or agents. Alleged or actual violations of these laws could adversely affect the Company's business, reputation, financial condition and results of operations.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's multi-year phased upgrade of its digital capabilities, including replacement of its ERP system, as well as its increasing use of emerging technologies such as artificial intelligence, have required the Company to adapt and evolve its processes and internal control framework. These developments have resulted and will result in changes to its processes and procedures which, in turn, has resulted and could result in changes to its internal controls over financial reporting, which may require significant effort and judgment. In addition, the integration of acquired businesses, including GOJO, may further increase the complexity of the Company’s processes, systems and internal controls. Any failure to maintain an effective system of internal control over financial reporting, including as a result of failure of the ERP system to work properly, could limit the Company’s ability to report its results of operations accurately and on a timely basis, or to detect and prevent fraud and could expose it to regulatory enforcement action and shareholder claims, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Fluctuations in federal, state, local and foreign taxes, or changes in tax laws, regulations, interpretations or uncertain tax positions, including related interest and penalties, could create uncertainty, materially impact the Company's recorded liability, effective tax rate and results of operations. For example, recent U.S. tax legislation, including the One Big Beautiful Bill Act, introduced provisions applicable to U.S. corporate taxpayers. While the Company does not expect these changes to materially affect its effective tax rate, future developments could impact its tax position. In addition, the Organization for Economic Co-Operation and Development’s Global Anti-Base Erosion (GloBE rules) or “Pillar Two” framework, which has been adopted or is being implemented by multiple jurisdictions, establishes a global minimum tax regime and increases the complexity of compliance. Ongoing developments in the interpretation and implementation of these rules, including additional guidance and jurisdiction-specific approaches, may further increase complexity and uncertainty. The Company will continue to evaluate these developments, although it does not currently expect them to have a material impact on its effective tax rate or cash flows. See also “Critical Accounting Estimates—Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 for more information on factors influencing the determination of the Company’s effective tax rate and tax positions.
In addition, the Company sells certain products to government entities and other institutional customers, including through businesses acquired as part of the GOJO transaction, subjecting it to government procurement and compliance requirements. Failure to comply with such requirements, or any changes in government procurement policies, funding priorities or contract terms, could result in the loss of existing contracts, reduced demand, penalties, reputational harm, or heightened scrutiny, audits or investigations that could adversely affect the Company’s business, financial condition and results of operations.

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
Companies across all industries are facing increasing scrutiny relating to their sustainability policies and practices. In particular, there is increasing focus by governmental and non-governmental organizations, investors, customers, consumers, employees and other stakeholders on sustainability matters, such as climate change, water use, deforestation, biodiversity, plastic waste, responsible sourcing, labor and employment practices and human rights, as well as diversity and inclusion efforts. Consumer preferences may also result in changing concerns regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of the Company's products and their environmental impact; a growing demand for natural or organic products and ingredients; or increased concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. Addressing these concerns could impact the profitability of some of the Company's products, or cause it to incur additional manufacturing or other costs which may not be recoverable through price increases or increased sales volumes, or require the Company to make changes to its operations, set targets or establish goals, which could expose the Company to market, operational and execution costs or risks. Certain investors and other stakeholders have expressed negative sentiment regarding corporate initiatives, including sustainability and diversity and inclusion practices. In addition, recent regulatory actions and executive orders have noted these areas for regulatory and administrative action. The Company’s practices and efforts in these areas may not align with the expectations of all stakeholders, which could negatively affect the Company’s relationships with certain stakeholders. Furthermore, the Company’s activities in these areas could expose the Company to increased regulatory or legal scrutiny, potential product boycotts, or other actions that may harm the Company’s reputation or adversely affect the Company’s business, financial condition, or results of operations. Compliance with sustainability-related regulatory requirements, standards and disclosures may be challenging and could cause disruptions in the manufacture of our products and/or result in increases in operating costs, as well as additional legal, compliance and regulatory risks and costs.
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
The Company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, handling and disposal of solid and hazardous wastes, and remediation of contamination associated with the use and disposal of hazardous substances. The Company has incurred, and will continue to incur, significant expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations, and such expenditures reduce the cash flow available to the Company for other purposes.
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
The Company had a recorded liability of $28 million and $27 million as of June 30, 2026 and 2025, respectively, for its share of aggregate future remediation costs related to certain environmental matters, including response actions at various locations. Two matters, relating to environmental costs associated with one of the Company’s former operations at a site located in Alameda County, California and another relating to former operations in Dickinson County, Michigan account for a significant portion of the recorded liability. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the ability of third parties to pay their share of the response and remediation obligations, the efficacy of any remediation efforts, changes in any remediation requirements, and the future availability of alternative clean-up technologies, and the Company’s exposure may exceed the amount recorded for these matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements in Exhibit 99.1 for additional information related to these liabilities.
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
In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. The Company has previously been the target of an unsolicited takeover proposal, which resulted in significant costs. If such a proposal were to be made again, the Company would likely incur significant costs, which could have an adverse effect on the Company’s financial condition and results of operations.
Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company through shareholder proposals or otherwise. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees, and any perceived uncertainties as to the Company’s future direction could result in the loss of potential business opportunities, be exploited by its competitors, cause concern to its current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect the Company’s business. In addition, actions of activist shareholders may cause significant fluctuations in the Company's stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of its business.
Financial and Economic Risks
The estimates and assumptions on which the Company’s financial projections are based may prove to be inaccurate, which may cause its actual results to materially differ from such projections, which may adversely affect the Company’s future profitability, cash flows and stock price.
The Company’s financial projections, including any sales or earnings guidance or outlook it may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, category growth, development and launch of innovative new products, market share projections, product pricing and sales, volume and product mix, foreign exchange rates and volatility, tax rates, interest rates, commodity prices, distribution, cost savings, accruals for estimated liabilities, macroeconomic factors, including tariff impacts, and the Company’s ability to generate sufficient cash flow to reinvest in its existing business, fund internal growth, repurchase its stock, make acquisitions, pay dividends and meet debt obligations. These assumptions and estimates may be adversely affected by the risks described in this Report, particularly with respect to the timing and effectiveness of integration efforts and the realization of anticipated benefits and cost savings. The Company’s financial projections are based on historical experience, various other estimates and assumptions that the Company believes to be reasonable under the circumstances and at the time they are made. The Company’s actual results may differ materially from its financial projections. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.
The Company’s indebtedness could have a material adverse effect on its business, financial condition and results of operations and prevent the Company from fulfilling its financial obligations, and the Company may not be able to maintain its current credit ratings, continue to pay dividends or repurchase its stock or remain in compliance with existing debt covenants.
As of June 30, 2026, the Company had approximately $5.1 billion of debt. The Company’s level of indebtedness has increased, and may continue to increase, in connection with recent strategic transactions, including the acquisition of GOJO for approximately $2.15 billion on April 1, 2026, which was primarily debt-financed, and the purchase of P&G’s 20% interest in the Glad joint venture, which was paid in cash for $476 million on March 2, 2026. The Company’s indebtedness could have important consequences. For example, it could:
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
The Company may also incur substantial additional indebtedness in the future to fund acquisitions, repurchase stock or fund other activities for general business purposes. Certain of the Company’s over-the-counter derivative agreements require the Company to maintain investment-grade credit ratings from Standard & Poor’s and Moody’s. As of June 30, 2026, the Company’s credit ratings were both investment-grade, although in February 2026, S&P Global Ratings lowered the Company’s long-term credit rating to BBB from BBB+.
There can be no assurance that the Company will maintain its current ratings levels and further downgrades could occur if the Company is unable to reduce leverage, improve operating performance or successfully integrate recent acquisitions. A downgrade below investment-grade would allow the Company’s derivative instrument counterparties to request full collateralization, which may negatively impact the Company’s other financial arrangements, including the Company’s supply chain financing, which could, in turn, impact its working capital. Even within investment-grade, any downgrade or negative outlook could increase borrowing costs, limit access to capital markets, reduce availability or increase the cost of credit facilities or commercial paper, or otherwise adversely affect the Company’s liquidity and financial flexibility.
The Company has historically declared and paid quarterly cash dividends on its common stock and has repurchased stock subject to certain limitations under its stock repurchase programs. The board of directors’ determination to continue these actions will depend on its assessment that they are in the best interests of the Company’s shareholders, including in light of the Company’s increased debt levels and expected prioritization of cash flow towards debt repayment following the GOJO acquisition and Glad joint venture buyout. In the event the Company ceases these activities, the Company’s stock price could be adversely affected.
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
•Adoption of industry-recognized frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity and Zero Trust Architecture frameworks to guide the governance, identification, protection, detection, response and recovery from cybersecurity risks;
•Maintenance of enterprise-wide security policies and standards, regular updates to response planning and protocols, and continuous monitoring of vulnerabilities, emerging threats and risks, including artificial intelligence, and the evolving threat landscape through internal capabilities, industry information sharing channels and external intelligence sources;
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
•Maintenance of business continuity, disaster recovery and technical resiliency programs to prepare for potential technology disruptions and to better position the Company to recover from any cybersecurity incident;
•Regular executive and IT team tabletop exercises to evaluate the effectiveness of incident response capabilities and improve organizational readiness;
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
•A third-party cyber vendor risk management process that utilizes a risk-based approach to assess vendors engaged through the Company’s procurement process; and
•Cybersecurity awareness training for employees who have access to Company email and connected devices, supplemented by periodic phishing simulations, role-based trainings for targeted group users, ongoing awareness campaigns to promote a strong security culture, and cybersecurity and phishing awareness content on the Company’s intranet site.
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
Governance
Management
The Chief Information Security and Infrastructure Officer (CISIO) is responsible for the Company’s cybersecurity risk management program. The CISIO oversees the Company’s technology risk management team. This team works in partnership with the Company's legal, financial reporting controls and internal audit functions to review information technology-related internal controls with the Company’s independent auditors as part of the overall internal controls process.
The CISIO has IT and information security experience of 25 years, including enterprise risk management leadership, and holds a Certified Information Security Manager certification from the Information Systems Audit and Control Association (ISACA). The CISIO reports to the Chief Information and Data Officer (CIDO), who is a member of the Clorox Executive Committee and reports directly to the CEO. The CIDO has experience overseeing and executing technology strategies and implementations in complex, global organizations. The CIDO has been in this role for the Company since June 2020 and has experience of 30 years leading technology strategy in the consumer packaged goods, manufacturing and retail industries.

The Company has established the Clorox Information Security Executive Committee (CISEC) which oversees the information security strategy, policies and practices of the Company. The CISEC supports the Company’s objective of maintaining a strong cybersecurity posture and culture by overseeing alignment between the Company’s cybersecurity objectives and business goals, risk exposure, and compliance requirements. The CISEC is chaired by the CISIO and includes in its membership the CIDO and Chief Legal and External Affairs Officer, who are both members of the Clorox Executive Committee, as well as the Chief Accounting Officer and Controller and the Vice President, Internal Audit, among other management. The CISIO also provides periodic reports to the Clorox Executive Committee and to the Audit Committee. These reports may include updates on critical information security and cybersecurity risks and the threat landscape, including artificial intelligence; cybersecurity improvement initiatives, the internal control environment, ongoing internal audit activities; and, if relevant, the status of actions taken with respect to significant cybersecurity incidents.
Board of Directors
The Board, through the Audit Committee, is responsible for the oversight of the Company’s compliance with legal and regulatory requirements relating to data privacy, cybersecurity and IT risks and its framework and guidelines with respect to risk assessment and risk management. The Audit Committee receives regular updates on the topics set forth above from the CISIO, CIDO, and Chief Legal and External Affairs Officer.
The Board retains responsibility for the overall process of assessing and managing major risks facing the Company and receives updates regarding information security and cybersecurity risks as part of its oversight of ERM. The CIDO, CISIO and Chief Legal and External Affairs Officer provide regular updates to the Board on topics that may include information security and cybersecurity matters. The Board may also be notified and engaged as part of the Company's cybersecurity incident response plans, depending on the severity of the impact of an incident. The Board and Audit Committee include directors with knowledge, skills and experience in data security, privacy, IT governance, and management of cyber risks.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages, year first elected and current titles of each of the executive officers of the Company as of August 7, 2026, are set forth below:

Name	Age	Year First Elected Executive Officer	Title
Linda Rendle	48	2016	Chair and Chief Executive Officer
Nina Barton	52	2024	Executive Vice President – Chief Growth and Strategy Officer
Luc Bellet	48	2025	Executive Vice President – Chief Financial Officer
Matt Gunter	41	2026	Senior Vice President – Enterprise Value Transformation
Angela Hilt	54	2020	Executive Vice President – Chief Legal and External Affairs Officer and Corporate Secretary
Chris Hyder	51	2021	Executive Vice President – Chief Operating Officer
Kirsten Marriner	53	2016	Executive Vice President – Chief Administrative Officer
Chau Banks	57	2020	Senior Vice President – Chief Information and Data Officer
Shanique Bonelli-Moore	46	2022	Vice President – Chief Diversity and Social Impact Officer
Carey Jaros	48	2026	President – Clorox Purell
Gina Kelly	63	2024	Senior Vice President – Chief Customer Officer
Pascal Montilus	62	2025	Senior Vice President – Chief Supply Chain Officer
Eric Schwartz	54	2022	Senior Vice President – Chief Marketing Officer
Mark Smerznak	55	2026	Senior Vice President - Chief Research and Development Officer
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
Nina Barton is the executive vice president and chief growth & strategy officer for the Company, a position she has held since June 2026. Prior to this role, she served as the executive vice president and group president - care & connection, since July 2024. Prior to joining Clorox, she was the chief executive officer of Vytalogy Wellness LLC (including its predecessor companies Jarrow Formulas Inc. and Natrol LLC) from July 2021 to November 2023, and senior advisor from November 2023 to July 2024. Previously, she was a strategic advisor at The Kraft Heinz Company from November 2020 through May 2021; global chief growth officer from September 2019 through November 2020; zone president of Canada and president of digital growth from January 2019 to September 2019; and president, global digital and online growth from October 2017 to September 2019. From July 2015 to October 2017, she served as senior vice president of marketing, innovation and research & development for the U.S. business at The Kraft Heinz Company. From July 2013 through July 2015, she served as vice president, marketing at Kraft Foods Group, Inc., and senior marketing director from February 2011 through July 2013. Earlier in her career, she held a variety of marketing and leadership positions in the consumer products industry, including at Johnson & Johnson, L’Oréal and Procter & Gamble.
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

Matt Gunter is the senior vice president – enterprise value transformation for the Company, a position he has held since June 2026. Prior to this role, he served as vice president – margin transformation from November 2023 to September 2025, after which his responsibilities were expanded to include leading the Company's Integrated Business Planning function. Prior to joining Clorox, he served as a principal at The Boston Consulting Group from June 2022 to November 2023, having previously served the firm in various consulting roles from July 2011 to October 2013. From October 2019 to June 2022, he served at Deluxe Corporation, most recently as vice president – supply chain. From October 2013 to October 2019, he held a number of leadership positions at The Home Depot, Inc., most recently as senior director – supply chain finance. Earlier in his career, he served as an associate at A.T. Kearney from 2006 to 2009. Mr. Gunter joined the Company in November 2023.
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
Chris Hyder is the executive vice president and chief operating officer for the Company, a position he has held since June 2026. Prior to this role, he served as executive vice president and group president – health and hygiene since October 2022, having taken on the role as executive vice president in May 2024, and senior vice president - general manager, cleaning and professional products since September 2021. Previously, he was vice president – general manager, cleaning division since July 2019 and vice president – general manager, homecare from September 2018 to July 2019. From January 2016 through September 2018, he was vice president of marketing – cleaning and general manager – laundry. Mr. Hyder joined the Company in 2003 and subsequently held positions of increasing responsibility.
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
Carey Jaros is the president of Clorox Purell for the Company, a position she has held since April 2026. Ms. Jaros joined Clorox in connection with the Company's acquisition of GOJO, a global manufacturer of hand hygiene and surface disinfecting products and the maker of the PURELL brand. Prior to the acquisition, she served as chief executive officer of GOJO from January 2020 to April 2026, chief operating officer from July 2018 to January 2020, and chief strategy officer from May 2016 to July 2018. Prior to GOJO, she was the president of Walnut Ridge Strategic Management Company from October 2014 to April 2016 and was a vice president at Dealer Tire from April 2011 to October 2014. She spent the first 12 years of her career as a management consultant at Bain & Company.
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
Mark Smerznak is the senior vice president and chief research & development officer for the Company, a position he has held since October 2025. Prior to joining Clorox, he was a senior vice president, R&D Greater China - corporate functions at P&G, a global consumer goods company, from July 2022 to October 2025, vice president, fabric & home care R&D, new business R&D, and Beijing Innovation Center from March 2021 to July 2022, vice president, fabric & home care R&D and Beijing Innovation Center, from October 2017 to March 2021, and prior to that, held positions of increasing responsibility in research and development at P&G.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is listed on the New York Stock Exchange. The ticker symbol is CLX.
Holders
The number of record holders of the Company’s common stock as of July 22, 2026, was 7,519 based on information provided by the Company’s transfer agent.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal year 2026.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2026	—	$—	—	$876 million
May 1 to 31, 2026	—	—	—	$876 million
June 1 to 30, 2026	—	—	—	$876 million
	—	$—	—

(1)Average price paid per share in the period includes commission and excludes the impact of excise taxes.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is set forth in Exhibit 99.1, and is incorporated herein by reference. The Company’s independent registered public accounting firm, Ernst & Young, LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. See “Report of Independent Registered Public Accounting Firm,” which appears in Exhibit 99.1.
Change in Internal Control Over Financial Reporting
In April 2026, the Company completed its acquisition of GOJO. The Company is in the process of integrating GOJO into its operations and internal control processes. Management has excluded GOJO from its assessment of internal control over financial reporting as of June 30, 2026 in accordance with SEC guidance permitting management to exclude recently acquired businesses from management's report on internal control over financial reporting, not to exceed one year from the date of acquisition. GOJO's internal control over financial reporting and related processes have not been integrated into the Company’s existing systems and internal control over financial reporting .
During the first fiscal quarter of the fiscal year ended June 30, 2026, the Company began transitioning core U.S. operations to the new ERP system as part of the continuing phased implementation of its technology transformation. This transition was completed in the third quarter of fiscal year 2026. As a result of this transition, we have made changes to our internal control over financial reporting to address processes and procedures impacted by the ERP system implementation.
Other than the ERP system implementation noted above, no change in the Company’s internal control over financial reporting occurred during the fiscal year ending June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9.B. OTHER INFORMATION
Rule 10b5-1 trading plans
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
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
    Reports of Ernst & Young, LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42).
    Consolidated Statements of Earnings for the fiscal years ended June 30, 2026, 2025 and 2024.
    Consolidated Statements of Comprehensive Income for the fiscal years ended June 30, 2026, 2025 and 2024.
    Consolidated Balance Sheets as of June 30, 2026 and 2025.
    Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2026, 2025 and 2024.
    Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2026, 2025 and 2024.
    Notes to Consolidated Financial Statements.
(b)Exhibits:
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-K	001-07151	3.1	August 14, 2018
3.2	Bylaws (amended and restated).	8-K	001-07151	3.2	May 23, 2025
3.3	Certificate of Designations for The Clorox Company Series A Junior Participating Preferred Stock.	8-K	001-07151	3.1	July 19, 2011
4.1	Indenture, dated as of October 9, 2007, between the Company and The Bank of New York Trust Company N.A., as trustee.	S-3ASR	333-200722	4.1	December 4, 2014
4.2	Fourth Supplemental Indenture, dated as of September 13, 2012, between the Company and Wells Fargo Bank, National Association, as trustee.	S-3ASR	333-200722	4.5	December 4, 2014
4.3	Fifth Supplemental Indenture, dated as of December 9, 2014, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	December 9, 2014
4.4	Sixth Supplemental Indenture, dated as of September 28, 2017, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	September 28, 2017
4.5	Seventh Supplemental Indenture, dated as of May 9, 2018, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 9, 2018
4.6	Eighth Supplemental Indenture, dated as of May 8, 2020, between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-07151	4.1	May 8, 2020
4.7	Indenture dated as of May 11, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	001-07151	4.1	May 11, 2022
4.8	Form of 4.400% Senior Note due 2029	8-K	001-07151	4.3	May 11, 2022
4.9	Form of 4.600% Senior Note due 2032	8-K	001-07151	4.4	May 11, 2022
4.10	Form of 4.700% Senior Note due 2031	8-K	001-07151	4.3	May 11, 2026
4.11	Form of 4.950% Senior Note due 2033	8-K	001-07151	4.4	May 11, 2026
4.12	Form of 5.250% Senior Note due 2036	8-K	001-07151	4.5	May 11, 2026
4.13	Description of Capital Stock of The Clorox Company	10-K	001-07151	4.10	August 14, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	The Clorox Company Amended and Restated Independent Directors’ Deferred Compensation Plan, effective as of November 16, 2005, and amended and restated as of February 7, 2008.	10-Q	001-07151	10.55	May 2, 2008
10.2*	The Clorox Company Non-Qualified Deferred Compensation Plan, adopted as of January 1, 1996, and amended and restated as of July 20, 2004.	10-K	001-07151	10(x)	August 27, 2004
10.3*	Amendment No.1 to The Clorox Company Non-Qualified Deferred Compensation Plan.	10-K	001-07151	10.3	August 16, 2016
10.4*	The Clorox Company Annual Incentive Plan, amended and restated as of September 20, 2023.	10-Q	001-07151	10.1	November 1, 2023
10.5*	The Clorox Company 2005 Stock Incentive Plan, amended and restated as of November 17, 2021.	DEF 14A	001-07151	App. A	October 6, 2021
10.6*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2025.	10-Q	001-07151	10.3	November 3, 2025
10.7*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2024.	10-Q	001-07151	10.1	October 30, 2024
10.8*	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2023.	10-Q	001-07151	10.2	February 1, 2024
10.9*	Form of Performance Share Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2022.	10-Q	001-07151	10.2	November 1, 2022
10.10*	Form of Nonqualified Stock Option Award Agreement under the Company's 2005 Stock Incentive Plan for awards made in 2024.	10-Q	001-07151	10.2	October 30, 2024
10.11*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2023.	10-Q	001-07151	10.3	February 1, 2024
10.12*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2022.	10-Q	001-07151	10.1	November 1, 2022
10.13*	Form of Nonqualified Stock Option Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2021.	10-Q	001-07151	10.3	November 1, 2021
10.14*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Annual Grant) for awards made in 2025.	10-Q	001-07151	10.1	November 3, 2025
10.15*	Form of Restricted Stock Unit Award under the Company's 2005 Stock Incentive Plan (Annual Grant) for awards made in 2024.	10-Q	001-07151	10.3	October 30, 2024
10.16*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Annual Grant) for awards made in 2023.	10-Q	001-07151	10.4	February 1, 2024
10.17*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant). for awards made in 2022.	10-Q	001-07151	10.3	November 1, 2022
10.18*	Form of Restricted Stock Unit Award Agreement under the Company's 2005 Stock Incentive Plan (Annual Grant). for awards made in 2021	10-Q	001-07151	10.5	November 1, 2021
10.19*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Off-Cycle Grant) for awards made in 2025.	10-Q	001-07151	10.2	November 3, 2025
10.20*	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Off-Cycle Grant).	10-Q	001-07151	10.5	February 1, 2024
10.21*	The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan, effective January 1, 2008.	10-K	001-07151	10.18	August 19, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22*	Amendment No. 1 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.18	August 26, 2011
10.23*	Amendment No. 2 to The Clorox Company Amended and Restated 2005 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.13	August 16, 2016
10.24*	The Clorox Company Supplemental Executive Retirement Plan, as restated effective January 5, 2005, as revised August 13, 2009.	10-Q	001-07151	10.17	November 3, 2009
10.25*	Amendment No. 1 to The Clorox Company Supplemental Executive Retirement Plan, effective as of July 29, 2011.	10-Q	001-07151	10.21	November 3, 2011
10.26*	Amendment No. 2 to The Clorox Company Supplemental Executive Retirement Plan, effective as of September 11, 2012.	10-Q	001-07151	10.2	November 2, 2012
10.27*	Amendment No. 3 to The Clorox Company Supplemental Executive Retirement Plan, effective as of March 28, 2018.	10-Q	001-07151	10.1	May 2, 2018
10.28*	Form of Indemnification Agreement.	10-Q	001-07151	10.27	May 4, 2010
10.29*	Third Amended and Restated Executive Change in Control Severance Plan, effective November 17, 2021.	8-K	001-07151	10.2	November 17, 2021
10.30*	Severance Plan for Clorox Executive Committee Members, fourth amended and restated effective November 17, 2021.	8-K	001-07151	10.3	November 17, 2021
10.31*	The Clorox Company Second Amended and Restated Executive Retirement Plan, effective May 20, 2024.	10-K	001-07151	10.28	August 8, 2024
10.32*	The Clorox Company 2011 Nonqualified Deferred Compensation Plan, effective as of July 1, 2011.	10-K	001-07151	10.29	August 26, 2011
10.33*	Amendment No. 1 to The Clorox Company 2011 Nonqualified Deferred Compensation Plan.	10-K	001-07151	10.24	August 16, 2016
10.34*	The Clorox Company Director Equity Award Policy, effective as of November 15, 2017.	10-K	001-07151	10.26	August 14, 2018
10.35*	The Clorox Company Excess Long-Term Disability Plan, as amended and restated effective January 1, 2005	10-K	001-07151	10.32	August 8, 2025
10.36	Credit Agreement dated as of March 25, 2022, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.1	March 28, 2022
10.37	Credit Agreement, dated as of March 25, 2025, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.1	March 28, 2025
10.38	364-Day Revolving Credit Agreement, dated as of March 6, 2026, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.1	March 10, 2026
10.39	Term Credit Agreement, dated as of March 6, 2026, among The Clorox Company, the lenders listed therein, JPMorgan Chase Bank, N.A., Citibank, N.A., and Wells Fargo Bank, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Servicing Agent.	8-K	001-07151	10.2	March 10, 2026
10.40	Amended and Restated Joint Venture Agreement dated as of January 31, 2003, between The Glad Products Company and certain affiliates and The Procter and Gamble Company and certain affiliates.	10-K/A	001-07151	10.26	September 30, 2016

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.41	Amendment No. 1 to the Amended and Restated Joint Venture Agreement, dated as of October 15, 2010, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 2, 2018
10.42	First Extension and Amendment of the Amended and Restated Joint Venture Agreement, dated as of December 20, 2017, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.1	February 2, 2018
10.43	Acknowledgement Letter to the Amended and Restated Joint Venture Agreement, dated as of October 7, 2020, between The Glad Products Company and certain affiliates and The Procter & Gamble Company and certain affiliates.	10-Q	001-07151	10.2	February 4, 2021
19	The Clorox Company Insider Trading Policy, effective May 20, 2024.	10-K	001-07151	19	August 8, 2024
21	Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of The Clorox Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer of The Clorox Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	The Clorox Company Policy Regarding Clawback of Incentive Compensation, amended and restated, effective October 2, 2023.	10-K	001-07151	97	August 8, 2024
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

THE CLOROX COMPANY

Date: August 7, 2026	By:	/s/ Linda Rendle
Linda Rendle
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. Boswell	Director	August 7, 2026
G. Boswell
/s/ S. B. Bratspies	Director	August 7, 2026
S. B. Bratspies
/s/ P. R. Breber	Director	August 7, 2026
P. R. Breber
/s/ J. Denman	Director	August 7, 2026
J. Denman
/s/ E. Lee	Director	August 7, 2026
E. Lee
/s/ A. D. D. Mackay	Director	August 7, 2026
A. D. D. Mackay
/s/ S. Plaines	Director	August 7, 2026
S. Plaines
/s/ M. J. Shattock	Director	August 7, 2026
M. J. Shattock
/s/ R. J. Weiner	Director	August 7, 2026
R. J. Weiner
/s/ C. J. Williams	Director	August 7, 2026
C. J. Williams
/s/ L. Rendle	Chair and Chief Executive Officer (Principal Executive Officer)	August 7, 2026
L. Rendle
/s/ L. Bellet	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	August 7, 2026
L. Bellet
/s/ L. Peck	Vice President – Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	August 7, 2026
L. Peck