Form 10-Q
period 2026-09-30
CLOROX CO /DE/
filed 2026-11-02
CIK 21076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026.
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

As of October 19, 2026, there were 121,147,396 shares outstanding of the registrant’s common stock ($1.00 par value).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
The Clorox Company
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars in millions, except per share data)

	Three months ended
	9/30/2026	9/30/2025
Net sales	$1,905	$1,429
Cost of products sold	1,135	833
Gross profit	770	596
Selling and administrative expenses	290	277
Advertising costs	190	166
Research and development costs	29	28
Interest expense	52	23
Other (income) expense, net	2	(5)
Earnings before income taxes	207	107
Income tax expense	34	25
Net earnings	173	82
Less: Net earnings attributable to noncontrolling interests	3	2
Net earnings attributable to Clorox	$170	$80
Net earnings per share attributable to Clorox
Basic net earnings per share	$1.39	$0.65
Diluted net earnings per share	$1.39	$0.65
Weighted average shares outstanding (in thousands)
Basic	121,619	122,629
Diluted	122,027	123,018

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three months ended
	9/30/2026	9/30/2025
Net earnings	$173	$82
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(4)
Net unrealized gains (losses) on derivatives	—	(4)
Pension and postretirement benefit adjustments	(1)	—
Total other comprehensive (loss) income, net of tax	(1)	(8)
Comprehensive income	172	74
Less: Total comprehensive income attributable to noncontrolling interests	3	2
Total comprehensive income attributable to Clorox	$169	$72

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)

	9/30/2026	6/30/2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$184	$143
Receivables, net	745	791
Inventories, net	774	777
Prepaid expenses and other current assets	228	113
Total current assets	1,931	1,824
Property, plant and equipment, net of accumulated depreciation and amortization of $3,121 and $3,096, respectively	1,482	1,512
Operating lease right-of-use assets	384	401
Goodwill	1,944	1,945
Trademarks, net	988	989
Other intangible assets, net	593	606
Other assets	510	517
Total assets	$7,832	$7,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes and loans payable	$1,175	$1,086
Current maturities of long-term debt	1	1
Current operating lease liabilities	89	86
Accounts payable and accrued liabilities	1,689	1,600
Total current liabilities	2,954	2,773
Long-term debt	3,982	3,981
Long-term operating lease liabilities	347	366
Other liabilities	412	405
Deferred income taxes	16	17
Total liabilities	7,711	7,542
Commitments and contingencies
Stockholders’ equity
Preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $1.00 par value; 750,000,000 shares authorized; 130,741,461 shares issued as of September 30, 2026 and June 30, 2026; and 120,938,184 and 120,926,454 shares outstanding as of September 30, 2026 and June 30, 2026, respectively	131	131
Additional paid-in capital	1,320	1,312
Retained earnings	247	386
Treasury stock, at cost: 9,803,277 and 9,815,007 shares as of September 30, 2026 and June 30, 2026, respectively	(1,579)	(1,582)
Accumulated other comprehensive net (loss) income	(158)	(157)
Total Clorox stockholders’ (deficit) equity	(39)	90
Noncontrolling interests	160	162
Total stockholders’ equity	121	252
Total liabilities and stockholders’ equity	$7,832	$7,794

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three months ended
	9/30/2026	9/30/2025
Operating activities:
Net earnings	$173	$82
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	74	56
Stock-based compensation	9	10
Deferred income taxes	21	84
Other	4	(12)
Changes in:
Receivables, net	42	118
Inventories, net	(4)	(55)
Prepaid expenses and other current assets	(44)	(41)
Accounts payable and accrued liabilities	(68)	(40)
Operating lease right-of-use assets and liabilities, net	(1)	(2)
Income taxes payable / prepaid	(63)	(107)
Net cash provided by operations	143	93
Investing activities:
Capital expenditures	(38)	(36)
Other	3	2
Net cash used for investing activities	(35)	(34)
Financing activities:
Notes and loans payable, net	89	214
Treasury stock purchased	—	(129)
Cash dividends paid to Clorox stockholders	(151)	(151)
Issuance of common stock for employee stock plans and other	(6)	7
Net cash used for financing activities	(68)	(59)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	40	(1)
Cash, cash equivalents and restricted cash:
Beginning of period	147	170
End of period	$187	$169

See Notes to Condensed Consolidated Financial Statements (Unaudited)

The Clorox Company
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements for the three months ended September 30, 2026 and 2025, in the opinion of management, reflect all normal and recurring adjustments considered necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of The Clorox Company and its controlled subsidiaries (the Company or Clorox) for the periods presented. However, the financial results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. Percentage and basis point calculations are based on rounded numbers, except for per share data and the effective tax rate.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The information in this report should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended June 30, 2026, which includes a complete set of footnote disclosures, including the Company’s significant accounting policies.
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
NOTE 2. BUSINESS ACQUIRED
On April 1, 2026, the Company completed the acquisition of GOJO Industries, Inc. (GOJO), makers of Purell and a leader of skin health and hygiene solutions. The Company acquired all of the issued and outstanding membership interests of GOJO, which is based in northeast Ohio. The acquisition reflects the Company's strategy to expand its position in health and hygiene and accelerate profitable growth. The acquired business now operates as part of Clorox Purell ProCare and is included within the Professional Products operating segment.
The acquisition was completed for cash consideration of approximately $2,147, which includes post-closing working capital and other adjustments, and was funded through commercial paper borrowings and new debt.
The GOJO acquisition was accounted for as a business combination under the acquisition method of accounting. The purchase consideration was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date, with the excess allocated to goodwill. This allocation was performed based on information available at the acquisition date and is subject to change during the measurement period not to exceed one year. The final fair value determination could result in adjustments to the values presented in the preliminary purchase price allocation. Clorox Purell ProCare's operating results and all of the goodwill derived from the acquisition are included within the Health and Wellness reportable segment. The goodwill derived from this acquisition is deductible for tax purposes. The goodwill represents expected synergies from complementary expertise and business-to-business capabilities as well as both near-term and long-term strategic value to the Company.

NOTE 2. BUSINESS ACQUIRED (Continued)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, which include immaterial measurement period adjustments.

Preliminary Allocation
Assets acquired:
Cash and cash equivalents	$44
Receivables, net	112
Inventories, net	177
Prepaid expenses and other current assets	13
Property, plant and equipment, net	259
Operating lease right-of-use assets	6
Goodwill	716
Trademarks, net	487
Other intangible assets, net	569
Other assets (non-current)	49
Total assets acquired	$2,432
Liabilities assumed:
Accounts payable and accrued liabilities	$225
Current operating lease liabilities	3
Income taxes payable	2
Current maturities of long-term debt	2
Long-term debt	6
Long-term operating lease liabilities	2
Other liabilities (non-current)	42
Total liabilities assumed	$282
Less: Noncontrolling interests	(3)
Purchase consideration	$2,147
Trademarks acquired include $465 assigned an indefinite useful life and $22 assigned a useful life of 15 years. Acquired intangible assets included in Other intangible assets, net are made up of customer relationships valued at $547 and assigned a useful life of 20 years and developed technology valued at $22 and assigned a useful life of 7 years.
NOTE 3. INVENTORIES, NET
Inventories, net consisted of the following as of:

	9/30/2026	6/30/2026
Finished goods	$629	$625
Raw materials and packaging	181	178
Work in process	54	56
LIFO allowances	(84)	(82)
Total inventories, net	$780	$777
Less: Non-current inventories, net (1)	6	—
Total current inventories, net	$774	$777
(1)Non-current inventories, net is recorded in Other assets.

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
All outstanding amounts related to suppliers participating in the SCF program are recorded within Accounts payable and accrued liabilities in the condensed consolidated balance sheets and the associated payments are included in operating activities within the condensed consolidated statements of cash flows. As of both September 30, 2026 and June 30, 2026, the amount due to suppliers participating in the SCF program and included in Accounts payable and accrued liabilities was $229.
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
The notional amounts of outstanding commodity derivatives, which related primarily to exposures in soybean oil used for the food business and jet fuel used for the grilling business, were $34 and $43 as of September 30, 2026 and June 30, 2026, respectively.
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
The notional amounts of outstanding foreign currency forward contracts used by the Company’s subsidiaries to hedge forecasted purchases of inventory were $38 and $30 as of September 30, 2026 and June 30, 2026, respectively.
Interest Rate Risk Management
The Company may enter into over-the-counter interest rate contracts to fix a portion of the benchmark interest rate prior to the anticipated issuance of fixed rate debt. These interest rate contracts generally have original contractual maturities of less than 3 years. The interest rate contracts are measured at fair value using information quoted by bond dealers.
The Company held no interest rate contracts as of both September 30, 2026 and June 30, 2026.
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

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The effects of derivative instruments designated as hedging instruments on Other comprehensive (loss) income and Net earnings were as follows:

	Gains (losses) recognized in Other comprehensive (loss) income
	Three months ended
	9/30/2026	9/30/2025
Commodity purchase derivative contracts	$9	$—
Foreign exchange derivative contracts	—	—
Interest rate derivative contracts	—	—
Total	$9	$—

	Location of gains (losses) reclassified from Accumulated other comprehensive net (loss) income into Net earnings	Gains (losses) reclassified from Accumulated other comprehensive net (loss) income and recognized in Net earnings
		Three months ended
		9/30/2026	9/30/2025
Commodity purchase derivative contracts	Cost of products sold	$5	$2
Foreign exchange derivative contracts	Cost of products sold	—	(1)
Interest rate derivative contracts	Interest expense	3	3
Total		$8	$4
The estimated amount of the existing net gain (loss) in Accumulated other comprehensive net (loss) income as of September 30, 2026 that is expected to be reclassified into Net earnings within the next twelve months is $25.
Counterparty Risk Management and Derivative Contract Requirements
The Company utilizes a variety of financial institutions as counterparties for over-the-counter derivative instruments. The Company enters into agreements governing the use of over-the-counter derivative instruments and sets internal limits on the aggregate over-the-counter derivative instrument positions held with each counterparty. The Company is in compliance with all agreements related to its counterparty risk management and derivative contracts. As of both September 30, 2026 and June 30, 2026, the Company and each of its counterparties had been assigned investment grade ratings by both Standard & Poor’s and Moody’s.
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
As of both September 30, 2026 and June 30, 2026, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period included derivative financial instruments, which were classified as either Level 1 or Level 2, and trust assets to fund the Company’s nonqualified deferred compensation plans, which were classified as Level 1.
Derivative assets were $10 and $5 and derivative liabilities were $0 and $1 as of September 30, 2026 and June 30, 2026, respectively.

NOTE 5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)
The following table provides information about the balance sheet classification and the fair values of the Company’s other assets and liabilities for which disclosure of fair value is required:

			9/30/2026		6/30/2026
	Balance sheet classification	Fair value hierarchy level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Interest-bearing investments, including money market funds	Cash and cash equivalents (1)	1	$22	$22	$2	$2
Time deposits	Cash and cash equivalents (1)	2	23	23	25	25
Trust assets for nonqualified deferred compensation plans	Other assets	1	188	188	185	185
			$233	$233	$212	$212
Liabilities
Notes and loans payable	Notes and loans payable (2)	2	$1,175	$1,175	$1,086	$1,086
Long-term debt	Current maturities of long-term debt and Long-term debt (3)	2	3,983	3,845	3,982	3,915
			$5,158	$5,020	$5,068	$5,001
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
NOTE 6. INCOME TAXES
In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter. The effective tax rate on earnings was 16.4% and 23.4% for the three months ended September 30, 2026 and 2025, respectively. The lower tax rate in the current period as compared to the prior period was primarily driven by an international legal entity reorganization.
NOTE 7. NET EARNINGS PER SHARE (EPS)
The following is the reconciliation of the weighted average number of shares outstanding (in thousands) used to calculate basic net EPS to those used to calculate diluted net EPS:

	Three months ended
	9/30/2026	9/30/2025
Basic	121,619	122,629
Dilutive effect of stock options and other	408	389
Diluted	122,027	123,018

Antidilutive stock options and other	2,589	3,355
Basic net earnings per share and Diluted net earnings per share are calculated on Net earnings attributable to Clorox.

NOTE 8. OTHER (INCOME) EXPENSE, NET
The major components of Other (income) expense, net were:

	Three months ended
	9/30/2026	9/30/2025
Amortization of trademarks and other intangible assets(1)	$12	$5
Trust investment (gains) losses, net	—	(9)
Net periodic benefit (credit) cost	—	1
Foreign exchange transaction losses, net	1	1
Income from equity investees	(1)	(1)
Interest income	(1)	(2)
Other	(9)	—
Total	$2	$(5)
(1)Increase is primarily driven by the GOJO acquisition. Refer to Note 2 for further information.
NOTE 9. STOCKHOLDERS’ EQUITY
Changes in the components of Stockholders’ equity were as follows for the periods indicated:

	Three months ended September 30
(Dollars in millions except per share data; shares in thousands)	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive net (loss) income	Noncontrolling interests	Total stockholders’ equity
	Amount	Shares			Amount	Shares
Balance as of June 30, 2025	$131	130,741	$1,319	$432	$(1,404)	(8,047)	$(157)	$161	$482
Net earnings	—	—	—	80	—	—	—	2	82
Other comprehensive (loss) income	—	—	—	—	—	—	(8)	—	(8)
Dividends to Clorox stockholders ($2.48 per share declared)	—	—	—	(306)	—	—	—	—	(306)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	10	—	—	—	—	—	10
Other employee stock plan activities	—	—	(3)	(6)	19	129	—	—	10
Treasury stock purchased	—	—	—	—	(129)	(1,048)	—	—	(129)
Balance as of September 30, 2025	$131	130,741	$1,326	$200	$(1,514)	(8,966)	$(165)	$160	$138

Balance as of June 30, 2026	$131	130,741	$1,312	$386	$(1,582)	(9,815)	$(157)	$162	$252
Net earnings	—	—	—	170	—	—	—	3	173
Other comprehensive (loss) income	—	—	—	—	—	—	(1)	—	(1)
Dividends to Clorox stockholders ($2.50 per share declared)	—	—	—	(307)	—	—	—	—	(307)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	9	—	—	—	—	—	9
Other employee stock plan activities	—	—	(1)	(2)	3	12	—	—	—
Balance as of September 30, 2026	$131	130,741	$1,320	$247	$(1,579)	(9,803)	$(158)	$160	$121

NOTE 9. STOCKHOLDERS’ EQUITY (Continued)
Changes in Accumulated other comprehensive net (loss) income attributable to Clorox by component were as follows for the periods indicated:

	Three months ended September 30
	Foreign currency translation adjustments	Net unrealized gains (losses) on derivatives	Pension and postretirement benefit adjustments	Accumulated other comprehensive net (loss) income
Balance as of June 30, 2025	$(233)	$77	$(1)	$(157)
Other comprehensive (loss) income before reclassifications	(4)	—	—	(4)
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(4)	—	(4)
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive (loss) income	(4)	(4)	—	(8)
Balance as of September 30, 2025	$(237)	$73	$(1)	$(165)

Balance as of June 30, 2026	$(230)	$74	$(1)	$(157)
Other comprehensive (loss) income before reclassifications	—	9	—	9
Amounts reclassified from Accumulated other comprehensive net (loss) income	—	(8)	(1)	(9)
Income tax benefit (expense)	—	(1)	—	(1)
Net current period other comprehensive (loss) income	—	—	(1)	(1)
Balance as of September 30, 2026	$(230)	$74	$(2)	$(158)
NOTE 10. OTHER CONTINGENCIES AND GUARANTEES
Contingencies
The Company is involved in certain environmental matters, including response actions at various locations. The Company recorded liabilities totaling $28 as of both September 30, 2026 and June 30, 2026 for its share of aggregate future remediation costs related to these matters. The Company’s estimated losses related to these matters are sensitive to a variety of uncertain factors, including the efficacy of any remediation efforts, changes in any remediation requirements and the future availability of alternative clean-up technologies.
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
Guarantees
In conjunction with acquisitions, divestitures, and other transactions, the Company has provided certain indemnifications (e.g., indemnifications for representations and warranties and retention of previously existing environmental, tax and employee liabilities) that have terms that vary in duration and in the potential amount of the total obligation and, in many circumstances, are not explicitly defined. The Company has not made, nor does it believe that it is probable that it will make, any material payments relating to its indemnifications and believes that any reasonably possible payments would not have a material adverse effect, either individually or in the aggregate, on the Company’s condensed consolidated financial statements taken as a whole.
The Company had not recorded any material liabilities on the aforementioned guarantees as of both September 30, 2026 and June 30, 2026.
The Company was a party to letters of credit of $16 as of September 30, 2026, primarily related to insurance carriers, of which $0 had been drawn upon.

NOTE 11. SEGMENT RESULTS
The Company operates through strategic business units (SBUs) which are organized into operating segments. Operating segments are then aggregated into four reportable segments: Health and Wellness, Household, Lifestyle and International. Operating segments not aggregated into a reportable segment are reflected in Corporate and Other.
Corporate and Other includes certain non-allocated administrative and other costs and various other non-operating income and expenses. Assets in Corporate and Other include cash and cash equivalents, prepaid expenses and other current assets, property and equipment, operating lease right-of-use assets, other long-term assets and deferred taxes.
The principal measure of segment profitability used by the Chief Operating Decision Maker (CODM), identified as the Company's Chair and Chief Executive Officer, is segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT). Segment adjusted EBIT is defined as earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as asset impairments, charges related to the digital capabilities and productivity enhancements investment, transaction and integration costs related to acquisitions, significant losses related to divestitures and other nonrecurring or unusual items impacting comparability).
The CODM uses this measure to assess the operating results and performance of its segments, monitor actual results as compared to plan, perform analytical comparisons, identify strategies to improve performance and allocate resources to each segment as it removes the impact of the items that management believes do not directly reflect the performance of each segment’s underlying operations.
Net sales by segment and a reconciliation to the Company’s consolidated net sales for the three months ended September 30:

	Net sales
	Three months ended
	9/30/2026	9/30/2025
Health and Wellness	$918	$565
Household	423	362
Lifestyle	283	245
International	281	253
Reportable segment total	$1,905	$1,425
Corporate and Other	—	4
Total	$1,905	$1,429
All intersegment sales are eliminated and are not included in the Company’s reportable segments’ net sales.
Segment adjusted EBIT, including the significant segment expense provided to the CODM, and a reconciliation to earnings before income taxes for the three months ended September 30:

	Segment adjusted earnings (losses) before interest and income taxes
	Three months ended September 30, 2026
	Health and Wellness	Household	Lifestyle	International	Total
Net sales	$918	$423	$283	$281
Cost of products sold	508	303	145	183
Other segment items (1)	201	90	78	67
Segment adjusted EBIT	$209	$30	$60	$31	$330
Corporate and Other					(46)
Interest income					1
Interest expense					(52)
Acquisition and integration costs (2)					(26)
Earnings before income taxes					$207

NOTE 11. SEGMENT RESULTS (Continued)
(1)Other segment items includes selling and administrative expenses, advertising costs, research and development costs and other income and expenses. The items defined in segment adjusted EBIT above are excluded from other segment items and Corporate and Other.
(2)Represents the expenses related to the Company’s acquisition and integration of GOJO corresponding to Health and Wellness and Corporate and Other. As a result of this transaction, various acquisition and integration-related costs related to the acquisition and efforts to integrate the recently acquired business to the Company’s systems and processes were and will be incurred. These costs include inventory step-up charges representing expense recognition of fair value adjustments in excess of the historical cost basis of inventory obtained through the acquisition, as well as direct acquisition transaction costs and legal-entity, operational, manufacturing, and information technology integration costs.

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
(2)Represents expenses related to the Company’s digital capabilities and productivity enhancements investment corresponding to Corporate and Other.

Certain other segment disclosures were as follows:

	Health and Wellness	Household	Lifestyle	International	Corporate and Other	Total Company
Total assets
Balance as of 9/30/2026	$3,534	$1,068	$1,125	$1,325	$780	$7,832
Balance as of 6/30/2026	3,615	1,072	1,128	1,316	663	7,794
(Income) Loss from equity investees included in Other (income) expense, net

Three months ended 9/30/2026	—	—	—	(1)	—	(1)
Three months ended 9/30/2025	—	—	—	(1)	—	(1)
Capital expenditures
Three months ended 9/30/2026	10	12	8	7	1	38
Three months ended 9/30/2025	7	17	7	3	2	36
Depreciation and amortization
Three months ended 9/30/2026	32	21	7	11	3	74
Three months ended 9/30/2025	14	21	7	10	4	56
Significant noncash charges included in earnings before interest and income taxes:
Stock-based compensation
Three months ended 9/30/2026	4	2	2	1	—	9
Three months ended 9/30/2025	4	3	2	1	—	10

NOTE 11. SEGMENT RESULTS (Continued)
Net sales to the Company’s largest customer, Walmart Inc. and its affiliates, as a percentage of consolidated net sales, was 25% for the three months ended September 30, 2026, and 26% for the three months ended September 30, 2025.
The following table provides Net sales as a percentage of the Company’s consolidated net sales, disaggregated by operating segment, for the periods indicated:

	Net sales
	Three months ended
	9/30/2026	9/30/2025
Cleaning	32%	35%
Professional Products	16	5
Health and Wellness	48%	40%
Bags and Wraps	11	11
Cat Litter	7	9
Grilling	4	5
Household	22%	25%
Food	8	9
Water Filtration	4	5
Natural Personal Care	3	3
Lifestyle	15%	17%
International	15%	18%
Corporate and Other	—%	—%
Total Company	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Clorox Company
(Dollars in millions, except per share data)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of The Clorox Company’s (the Company or Clorox) financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, which was filed with the SEC on August 7, 2026, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q (this Report). Unless otherwise noted, MD&A compares the three month period ended September 30, 2026 (the current period) to the three month period ended September 30, 2025 (the prior period), with percentage and basis point calculations based on rounded numbers, except for per share data and the effective tax rate.
EXECUTIVE OVERVIEW
The Clorox Company is a leading multinational manufacturer and marketer of consumer and professional products with approximately 9,200 employees worldwide. The Company has operations in approximately 25 countries or territories and sells its products in approximately 95 markets, primarily through mass retailers; grocery outlets; warehouse clubs; dollar stores; home hardware centers; drug, pet and military stores; third-party and owned e-commerce channels; and distributors. Clorox markets some of the most trusted and recognized consumer brand names, including Clorox® cleaning and disinfecting products; Pine-Sol® cleaner; Liquid-Plumr® clog removers; Poett® home care products; Glad® bags and wraps; Fresh Step® cat litter; Kingsford® grilling products; Hidden Valley® dressings, dips, seasonings and sauces; Brita® water-filtration products; and Burt’s Bees® natural personal care products. The Company also markets industry-leading products and technologies for professional customers, including those sold under the Purell ®, CloroxPro™ and Clorox Healthcare® brand names.
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
•Household consists of bags and wraps, cat litter and grilling products marketed and sold in the United States. Products within this segment include bags and wraps under the Glad brand; cat litter, primarily under the Fresh Step and Scoop Away brands; and grilling products under the Kingsford brand.
•Lifestyle consists of food, water filtration and natural personal care products marketed and sold in the United States. Products within this segment include dressings, dips, seasonings and sauces, primarily under the Hidden Valley brand; water-filtration products under the Brita brand; and natural personal care products under the Burt’s Bees brand.
•International consists of products sold outside the United States. Products within this segment include laundry additives and home care products, primarily marketed under the Clorox, Poett, Pine-Sol, Clorinda, and Chux brands; bags and wraps under the Glad brand; cat litter, primarily marketed under the Ever Clean and Fresh Step brands and water-filtration products marketed under the Brita brand.

RECENT EVENTS AFFECTING THE COMPANY
For the fiscal quarter ended September 30, 2026, the Company continues to monitor macroeconomic conditions as a result of volatility in capital markets and developments in international trade policy. These evolving challenges contributed to a highly dynamic operating environment as the Company continued its efforts to drive growth, rebuild margins and drive its transformation.
Consumers continue to feel pressure as continued macroeconomic uncertainty impacts spending and prices remain elevated. United States trade policies continue to evolve, including new or increased tariffs on product imports from certain countries. These, and any future new or additional tariffs, as well as any associated retaliatory measures taken by other countries, have impacted and may continue to impact the macroeconomic environment, consumers, suppliers and the Company’s business. Though the Company has taken and will continue to take action to mitigate such impacts, the Company anticipates the operating environment will remain volatile and challenging.
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
The Company has not experienced significant disruptions to its regional operations and global supply chain or significant cost increases during fiscal year 2027 to date due to the ongoing conflict in Iran. However, the risks of future negative impacts from regional conflicts due to transportation, logistical or supply constraints and higher commodity costs for certain raw materials remain present.
For fiscal year 2027, the Company anticipates the operating environment will remain volatile and challenging as consumers may face greater pressure as continued macroeconomic uncertainty impacts spending. The Company will continue to invest in its brands, capabilities and people to deliver consistent, profitable growth over time. The recent GOJO acquisition reflects the Company’s commitment to reduce volatility, accelerate sales growth and structurally improve margins.
For further discussion, refer to Part II, Item 1.A, “Risk Factors” of this Report and “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS

	Three months ended
	9/30/2026	9/30/2025	% Change
Net sales	$1,905	$1,429	33%

	Three months ended September 30, 2026
	Percentage change versus the year-ago period
	Reported (GAAP) Net Sales Growth / (Decrease)	Reported Volume	Acquisitions & Divestitures	Foreign Exchange Impact	Price/Mix/ Other (1)	Organic Sales Growth / (Decrease) (Non-GAAP)(2)	Organic Volume (3)
Health and Wellness	62%	55%	39%	—%	7%	23%	22%
Household	17	17	—	—	—	17	17
Lifestyle	16	15	—	—	1	16	15
International	11	9	—	2	—	9	9
Total Company (4)	33%	31%	15%	—%	2%	18%	17%
(1)This represents the net impact on net sales growth / (decrease) from pricing actions, mix, trade promotion spending, mix from acquisitions and divestitures and other factors. In the three months ended September 30, 2026, the impact from acquisition mix was 6% and 1% for Health and Wellness and Total Company, respectively.
(2)Organic sales growth / (decrease) is defined as net sales growth / (decrease) excluding the effect of any acquisitions and divestitures and foreign exchange rate changes. See “Non-GAAP Financial Measures” below for reconciliation of organic sales growth / (decrease) to net sales growth / (decrease), the most directly comparable GAAP financial measure.
(3)Organic volume represents volume excluding the effect of any acquisitions and divestitures. In the three months ended September 30, 2026, the volume impact of acquisition was 33% and 14% for Health and Wellness and Total Company, respectively.
(4)Total Company includes Corporate and Other.
Net sales and volume in the current period increased by 33% and 31%, respectively, primarily due to lapping the impact of lower shipments in the prior period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025 and the benefit of the GOJO acquisition.

	Three months ended
	9/30/2026	9/30/2025	% Change
Gross profit	$770	$596	29%
Gross margin	40.4%	41.7%
Gross margin decreased by 130 basis points in the current period from 41.7% to 40.4%. The decrease was primarily driven by higher commodity costs and higher manufacturing and logistics costs, partially offset by higher volume and cost savings.

Expenses

	Three months ended
				% of Net Sales
	9/30/2026	9/30/2025	% Change	9/30/2026	9/30/2025
Selling and administrative expenses	$290	$277	5%	15.2%	19.4%
Advertising costs	190	166	14	10.0	11.6
Research and development costs	29	28	4	1.5	2.0

RESULTS OF OPERATIONS (Continued)
Selling and administrative expenses, as a percentage of net sales, decreased by 420 basis points in the current period versus the prior period, while dollars increased. The decrease in selling and administrative expenses as a percentage of net sales was primarily due to higher net sales in the current period.
Advertising costs, as a percentage of net sales, decreased by 160 basis points in the current period versus the prior period, while dollars increased. The decrease in advertising costs as a percentage of net sales was primarily due to higher net sales in the current period. The Company continues to support its brands. The Company’s U.S. retail advertising investments as a percentage of net sales decreased from 13% to 12% versus the prior three month period.
Research and development costs, as a percentage of net sales, decreased by 50 basis points in the current period versus the prior period, while dollars were essentially flat. The Company continues to invest in product innovation and cost savings.
Interest expense, other (income) expense, net and the effective tax rate on earnings

	Three months ended
	9/30/2026	9/30/2025
Interest expense	52	23
Other (income) expense, net	2	(5)
Effective tax rate on earnings	16.4%	23.4%
Interest expense increased by $29 in the current period as compared to prior period. The increase was primarily due to incremental borrowings to fund the GOJO acquisition.

Other (income) expense, net was $2 and ($5) in the current and prior period, respectively. The variance was primarily due to lapping gains on the Company’s trust assets related to its nonqualified deferred compensation plans.
The effective tax rate on earnings was 16.4% and 23.4% for the current and prior periods, respectively. The lower tax rate in the current period as compared to the prior period was primarily driven by an international legal entity reorganization.

Diluted net earnings per share

	Three months ended
	9/30/2026	9/30/2025	% Change
Diluted net earnings per share	$1.39	$0.65	114%
Diluted net earnings per share (EPS) increased by $0.74, or 114%, in the current period, primarily due to higher net sales and cost savings, partially offset by higher commodity costs and higher manufacturing and logistics costs.

SEGMENT RESULTS
The following presents the results of the Company’s reportable segments and Corporate and Other. See notes to condensed consolidated financial statements for further discussion of the principal measure of segment profitability used by management, segment adjusted earnings (losses) before interest and income taxes (segment adjusted EBIT):

	Net sales
	Three months ended
	9/30/2026	9/30/2025
Health and Wellness	$918	$565
Household	423	362
Lifestyle	283	245
International	281	253
Reportable segment total	1,905	1,425
Corporate and Other	—	4
Total	$1,905	$1,429

	Segment adjusted EBIT (1)
	Three months ended
	9/30/2026	9/30/2025
Health and Wellness	$209	$124
Household	30	27
Lifestyle	60	38
International	31	19
Reportable segment total	330	208
Corporate and Other	(46)	(48)
Total	$284	$160
Interest income	1	2
Interest expense	(52)	(23)
Acquisition and integration costs	(26)	—
Digital capabilities and productivity enhancements investment	—	(32)
Earnings before income taxes	$207	$107
(1)See “Non-GAAP Financial Measures” below for reconciliation of segment adjusted EBIT to earnings before income taxes, the most directly comparable GAAP financial measure.
Health and Wellness

	Three months ended
	9/30/2026	9/30/2025	% Change
Net sales	$918	$565	62%
Segment adjusted EBIT	209	124	69
Volume, net sales and segment adjusted EBIT increased by 55%, 62% and 69%, respectively, during the current period. The volume increase was primarily due to the benefit of the GOJO acquisition and lapping the impact of lower shipments in the prior period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The variance between volume and net sales was primarily due to favorable price mix. The increase in segment adjusted EBIT was primarily due to higher net sales and cost savings, partially offset by higher manufacturing and logistics costs and higher commodity costs.

SEGMENT RESULTS (Continued)
Household

	Three months ended
	9/30/2026	9/30/2025	% Change
Net sales	$423	$362	17%
Segment adjusted EBIT	30	27	11
Both volume and net sales increased by 17% and segment adjusted EBIT increased by 11% during the current period. The volume increase was primarily due to lapping the impact of lower shipments in the prior period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The increase in segment adjusted EBIT was mainly due to higher net sales, partially offset by higher commodity costs and higher manufacturing and logistics costs.

Lifestyle

	Three months ended
	9/30/2026	9/30/2025	% Change
Net sales	$283	$245	16%
Segment adjusted EBIT	60	38	58
Volume, net sales and segment adjusted EBIT increased by 15%, 16% and 58%, respectively, during the current period. The volume increase was primarily due to lapping the impact of lower shipments in the prior period following the incremental shipments related to the ERP transition in the fourth quarter of fiscal year 2025. The increase in segment adjusted EBIT was primarily due to higher net sales, partially offset by higher commodity costs.

International

	Three months ended
	9/30/2026	9/30/2025	% Change
Net sales	$281	$253	11%
Segment adjusted EBIT	31	19	63
Volume, net sales and segment adjusted EBIT increased by 9%, 11% and 63%, respectively, during the current period. The volume increase was primarily driven by strong shipments across several regions, particularly in Latin America. The variance between volume and net sales was mainly due to favorable foreign exchange rates. The increase in segment adjusted EBIT was primarily due to higher net sales and cost savings, partially offset by higher commodity costs.

Corporate and Other
Corporate and Other includes certain non-allocated administrative and other costs, various other non-operating income and expenses.

	Three months ended
	9/30/2026	9/30/2025	% Change
Net Sales	$—	$4	(100)%
Segment adjusted EBIT	(46)	(48)	4
Net sales and segment adjusted EBIT were essentially flat in the current period versus the prior period.

FINANCIAL POSITION AND LIQUIDITY
The Company’s financial condition and liquidity remained strong as of September 30, 2026. The following table summarizes cash activities:

	Three months ended
	9/30/2026	9/30/2025
Net cash provided by operations	$143	$93
Net cash used for investing activities	(35)	(34)
Net cash used for financing activities	(68)	(59)
Operating Activities
Net cash provided by operations was $143 in the current three month period, compared with $93 in the prior three month period. The increase was primarily driven by higher cash earnings partially offset by an increase in working capital.
The increase in working capital was primarily driven by Accounts receivable due to the lower shipments in the prior three month period, partially offset by inventory due to pre-build in the prior three month period, both as a result of the ERP transition in the fourth quarter of fiscal year 2025. Accounts payable and accrued liabilities also contributed to the increase due to the timing of payments.
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
Investing Activities
Net cash used for investing activities was $35 in the current three month period, compared with $34 in the prior three month period.
Financing Activities
Net cash used for financing activities was $68 in the current three month period, compared with $59 in the prior three month period.
Capital Resources and Liquidity
As of September 30, 2026, the Company has issued approximately $1,175 of Notes and loans payable primarily comprised of U.S. commercial paper borrowings to finance the previously announced GOJO acquisition and fund the Venture Agreement termination payment. As of September 30, 2026, current liabilities exceeded current assets by $1,023, primarily due to these commercial paper borrowings.
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
Credit Arrangements
As of September 30, 2026, the Company maintained $1,964 in revolving credit agreements comprised of a $764 364-day revolving credit agreement that matures in March 2027 (the 364-Day Revolving Credit Agreement) and a $1,200 revolving credit agreement that matures in March 2030 (collectively the Revolving Credit Agreements).
There were no borrowings under the Revolving Credit Agreements as of both September 30, 2026 and June 30, 2026, and the Company believes that borrowings under the Revolving Credit Agreements will continue to be available for the purposes stated

FINANCIAL POSITION AND LIQUIDITY (Continued)
in each agreement. The Revolving Credit Agreements include certain restrictive covenants and limitations. The primary restrictive covenant is a minimum ratio of 4.0, calculated as total earnings before interest, taxes, depreciation and amortization and other similar noncash charges and certain other items (Consolidated EBITDA) to total interest expense for the trailing four quarters (Interest Coverage ratio), as defined and described in each agreement.
The Company was in compliance with all restrictive covenants and limitations in the Revolving Credit Agreements as of September 30, 2026 and anticipates being in compliance with all restrictive covenants for the foreseeable future.
As of September 30, 2026, the Company maintained $39 of foreign and other credit lines, of which $10 was outstanding.
Stock Repurchases and Dividend Payments
As of September 30, 2026, the Company had two stock repurchase programs: an open-market purchase program with an authorized aggregate purchase amount of up to $2,000, which has no expiration date, and a program to offset the anticipated impact of dilution related to stock-based awards (the Evergreen Program), which has no authorization limit on the dollar amount and no expiration date. During the three months ended September 30, 2026 and 2025, the Company repurchased 0 and 1,048 thousand shares of common stock at a cost of $0 and $129, respectively. These costs exclude the impact of excise taxes.
Dividends per share declared and total dividends paid to Clorox stockholders were as follows for the periods indicated:

	Three months ended
	9/30/2026	9/30/2025
Dividends per share declared	$2.50	$2.48
Total dividends paid	151	151
CONTINGENCIES
See notes to condensed consolidated financial statements for information on the Company’s contingencies.

RECENTLY ISSUED ACCOUNTING STANDARDS
See notes to condensed consolidated financial statements for a summary of recently issued accounting standards relevant to the Company.

CRITICAL ACCOUNTING ESTIMATES
The methods, estimates and judgments the Company uses in applying its most critical accounting policies have a significant impact on the results the Company reports in its condensed consolidated financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. The most critical accounting estimates are those that are most important to the portrayal of the Company’s financial condition and results, and require the Company to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. As of September 30, 2026, there have been no significant changes to the Company’s critical accounting estimates since the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, except as noted below:
Trademarks and Other Indefinite-Lived Intangible Assets
The Company tests its goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. The results of the fiscal year 2026 annual impairment review indicated that the Burt’s Bees indefinite-lived trademark had 20% or less excess fair value over its carrying value. As of September 30, 2026, the trademark had a carrying value of $322. No triggering events were identified in the fiscal quarter ended September 30, 2026 that would more likely than not reduce the fair value of the trademark below its carrying value. The Company continues to closely monitor any events, circumstances or changes in this business that might imply a reduction in the estimated fair value and may lead to impairment.

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
Adjusted earnings (losses) before interest and income taxes (adjusted EBIT) represents earnings (losses) before income taxes excluding interest income, interest expense and other significant items that are nonrecurring or unusual (such as asset impairments, charges related to the digital capabilities and productivity enhancements investment, transaction and integration costs related to acquisitions, significant losses related to divestitures and other nonrecurring or unusual items impacting comparability). Due to the nature, scope and magnitude of these costs, the Company’s management believes presenting these costs as an adjustment in the non-GAAP results provides additional information to investors about trends in the Company’s operations. See below and notes to condensed consolidated financial statements for additional information on these costs.
The Company uses this measure to assess the operating results and performance of its segments, monitor actual results as compared to plan, perform analytical comparisons, identify strategies to improve performance, and allocate resources to each segment. Management believes that the presentation of adjusted EBIT is useful to investors to assess operating performance on a consistent basis by removing the impact of the items that management believes do not directly reflect the performance of each segment's underlying operations and is useful for period-over-period comparisons. It also allows investors to view underlying operating results in the same manner as they are viewed by Company management.

	Reconciliation of earnings before income taxes to adjusted EBIT
	Three months ended
	9/30/2026	9/30/2025
Earnings before income taxes	$207	$107
Interest income	(1)	(2)
Interest expense	52	23
Acquisition and integration costs (1)	26	—
Digital capabilities and productivity enhancements investment (2)	—	32
Adjusted EBIT	$284	$160
(1)Represents expenses related to the Company’s acquisition and integration of GOJO.
As a result of this transaction, various acquisition and integration-related costs related to the acquisition and efforts to integrate the recently acquired business to the Company’s systems and processes were and will be incurred. These costs include inventory step-up charges representing expense recognition of fair value adjustments in excess of the historical cost basis of inventory obtained through the acquisition, as well as direct acquisition transaction costs and legal-entity, operational, manufacturing, and information technology integration costs.
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
(2)Represents expenses related to the Company's digital capabilities and productivity enhancements investment.
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

NON-GAAP FINANCIAL MEASURES (Continued)
The following table provides a reconciliation of organic sales growth / (decrease) (non-GAAP) to net sales growth / (decrease) (GAAP), the most directly comparable GAAP measure:

	Three months ended September 30, 2026
	Percentage change versus the year-ago period
	Health and Wellness	Household	Lifestyle	International	Total Company (1)
Net sales growth / (decrease) (GAAP)	62%	17%	16%	11%	33%
Add: Foreign Exchange	—	—	—	(2)	—
Add/(Subtract): Divestitures / Acquisitions (2)	(39)	—	—	—	(15)
Organic sales growth / (decrease) (non-GAAP)	23%	17%	16%	9%	18%
(1)Total Company includes Corporate and Other.
(2)Reflects the impact of the GOJO acquisition.
CAUTIONARY STATEMENT
This Report, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among others, regarding the acquisition and integration of GOJO (now operating as Clorox Purell ProCare), and any such forward-looking statements involve risks, assumptions and uncertainties. Except for historical information, statements about future volumes, sales, organic sales growth, foreign currencies, costs, cost savings, margins, earnings, earnings per share, including as a result of the Company’s strategic transactions, diluted earnings per share, foreign currency exchange rates, tax rates, cash flows, plans, objectives, expectations, growth or profitability are forward-looking statements based on management’s estimates, beliefs, assumptions and projections. Words such as “could,” “may,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “predicts,” and variations on such words, and similar expressions that reflect the Company’s current views with respect to future events and operational, economic and financial performance are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties, and actual results could differ materially from those discussed. Important factors that could affect performance and cause results to differ materially from management’s expectations, are described in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and in this Report, as updated from time to time in the Company’s Securities and Exchange Commission filings. These factors include, but are not limited to:
•the risks arising from the integration of the Clorox Purell ProCare business, including the ability to successfully integrate Clorox Purell ProCare’s operations, systems, controls, culture, customers, suppliers and personnel, and to realize the anticipated benefits and synergies of the acquisition, including cost savings and growth opportunities, when expected or at all; the risks of adapting to Clorox Purell ProCare’s business-to-business (B2B) operating model, including differences in distribution channels, go-to-market strategies, margin profiles and customer requirements, increased exposure to customer concentration and consolidation among distributors, group purchasing organizations, health systems and other institutional customers in B2B channels, and potential channel conflict with the Company’s consumer business; the risk of increased regulatory exposure resulting from Clorox Purell ProCare’s portfolio of products subject to U.S. Food and Drug Administration oversight, including products regulated as cosmetics and over-the-counter drugs; the risk of unexpected costs, expenses or litigation resulting from the GOJO acquisition; the risk of impairment charges related to intangible assets acquired in connection with the GOJO acquisition; the risks related to disruption of the Company’s ongoing business operations and diversion of management time and resources from the Company’s strategic transactions; the risk that the GOJO acquisition may have an adverse effect on the Company’s ability to retain key personnel, customers and suppliers;
•unfavorable general economic and geopolitical conditions beyond the Company’s control, including inflation, supply chain disruptions, labor shortages, wage pressures, fuel and energy costs, interest rate fluctuations, foreign currency exchange rate fluctuations, weather events or natural disasters, disease outbreaks or pandemics, terrorism, and unstable geopolitical conditions, including active armed conflicts and military hostilities in the Middle East, such as the ongoing conflict involving Iran, and rising tensions in various parts of the world, as well as macroeconomic and geopolitical volatility and uncertainty resulting from a number of these and other factors, such as actual and potential shifts in U.S. and foreign trade policies and agreements, escalating trade tensions between the U.S. and its trading

CAUTIONARY STATEMENT (Continued)
partners, especially China, the potential expansion of sanctions regimes, and disruptions to global markets or transportation routes, particularly due to the imposition of U.S. and retaliatory tariffs;
•the impact of market and category declines, and the Company’s product and geographic mix on its ability to meet sales growth targets;
•risks relating to acquisitions, joint ventures, new venture investments and divestitures, and associated costs, including asset impairment charges related to, among others, intangible assets, trademarks and goodwill, integration costs and potential contingent liabilities related to those transactions;
•the Company’s ability to successfully execute or realize the anticipated benefits of its strategic or transformational initiatives, including its completed ERP implementation and post-implementation stabilization as well as the shift towards a simplified operating structure;
•the impact of the changing retail environment, including the growth of alternative retail channels and business models, the increasing use of artificial intelligence by discovery and retailer platforms, and changing consumer preferences;
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
•risks related to the Company’s use of and reliance on information technology systems, including potential and actual security breaches, cyberattacks, privacy breaches or data breaches, including as a result of the increasing use of artificial intelligence by threat actors, that result in the unauthorized disclosure of consumer, customer, employee or Company information, business, service or operational disruptions, or that impact the Company's financial results or financial reporting, or any resulting unfavorable outcomes, increased costs or legal proceedings;
•the ability of the Company to innovate, including to deliver product superiority across performance, value, packaging and brand experience, and to develop and introduce commercially successful products, or expand into adjacent categories and countries;
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
•the Company’s ability to attract and retain key personnel, which may continue to be impacted by challenges in the labor market, such as increasing labor costs and sustained labor shortages, as well as the Company's ability to manage leadership transitions, including the previously announced CEO succession, and retain and integrate key employees of acquired businesses;
•changes to the Company's processes and procedures as a result of its digital capabilities and productivity enhancements, its increasing use of emerging technologies such as artificial intelligence, and the integration of acquired businesses (including Clorox Purell ProCare) that may result in changes to the Company's internal controls over financial reporting;
•risks related to the Company’s continued operation of the Glad business;
•risks related to international operations and international trade, including changing macroeconomic conditions as a result of inflation, volatile commodity prices and increases in raw and packaging materials prices, labor, energy and logistics; global economic or political instability; foreign currency fluctuations, such as devaluations, and foreign currency exchange rate controls; changes in governmental policies, including trade policy and tariffs, travel or immigration restrictions, new or additional tariffs, and price or other controls; labor claims and civil unrest; potential operational or supply chain disruptions from wars and military conflicts, including active armed conflicts and military hostilities in the Middle East, such as the ongoing conflict involving Iran, and/or Ukraine and rising tensions in various

CAUTIONARY STATEMENT (Continued)
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
•risk of reductions in the estimated fair value of the Burt’s Bees trademark and potential impairment charges;
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
•the effect of the Company’s indebtedness and credit ratings, including increased indebtedness resulting from the GOJO acquisition and Glad joint venture buyout and the downgrade of the Company's long-term credit rating by S&P Global Ratings, on its business operations and financial results and the Company’s ability to access capital markets and other funding sources, as well as the cost of capital to the Company;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to the Company’s market risk since June 30, 2026. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President – Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Executive Vice President – Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Report, were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Executive Vice President – Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
No change in the Company’s internal control over financial reporting occurred during the first fiscal quarter of the fiscal year ending June 30, 2027, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.A. Risk Factors
For information regarding Risk Factors, please refer to Item 1.A. in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and the information in “Cautionary Statement” included in this Report.
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
The following table sets forth the purchases of the Company’s securities by the Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the first quarter of fiscal year 2027.

	[a]	[b]	[c]	[d]
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2026	—	$—	—	$876 million
August 1 to 31, 2026	—	—	—	$876 million
September 1 to 30, 2026	—	—	—	$876 million
Total	—	—	—
(1) Average price paid per share in the period includes commission and excludes the impact of excise taxes.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits
See Exhibit Index below, which is incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Stock Incentive Plan (Annual Grant) for awards made in 2026.
10.2	Form of Performance Share Award Agreement under the Company’s 2005 Stock Incentive Plan for awards made in 2026.
31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CLOROX COMPANY
(Registrant)

DATE: November 2, 2026	BY	/s/ Laura Peck
Laura Peck Vice President – Chief Accounting Officer and Corporate Controller